Form 10QSB
period 1995-09-30
PAB BANKSHARES INC
filed 1995-11-14
CIK 705200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

Commission file number 33-72794

                              PAB BANKSHARES, INC.
                      (Exact name of Small Business Issuer
                          as specified in its charter)

     Georgia                                                     58-1473302
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                         3102 North Oak Street Extension
                                Valdosta, Georgia
                    (Address of principal executive offices)

                                 (912) 242-7758
                           (Issuer's telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No
              -----     -----

The number of shares outstanding of the Issuer's class of common stock at September 30, 1995 was 1,351,460 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes        No   X
                                                                -----     -----

                               PAB BANKSHARES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1995
             (UNAUDITED) AND DECEMBER 31, 1994  . . . . . . . . . . . . . . . 3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
             MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30,
             1995 AND 1994  . . . . . . . . . . . . . . . . . . . . . . . . . 5

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (UNAUDITED) - NINE MONTH PERIODS ENDED SEPTEMBER 30,
             1995 AND 1994  . . . . . . . . . . . . . . . . . . . . . . . . . 7

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
             NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994   . . . . . 8

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . 10

            ACCOUNTANTS' DISCLAIMER OF OPINION  . . . . . . . . . . . . . . . 11

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . . 12


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 2.     CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . 20
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . 20

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                                              PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                              ASSETS
                                                              ------
                                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                                     1995               1994
                                                                                                --------------      -------------
                                                                                                  (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                       $  10,843,677         12,438,797
   Interest-bearing deposits in other banks                                                          1,618,881                -0-
   Federal funds sold                                                                                3,360,000            370,000
                                                                                                 -------------      -------------
     Total Cash and Cash Equivalents                                                                15,822,558         12,808,797
Time Deposits                                                                                        1,502,400          1,883,000
Investment Securities                                                                               54,710,727         33,098,361
Investment in Unconsolidated Subsidiary                                                                146,088                -0-
Loans, Net of Allowance for Loan Losses ($2,230,911 - 1995; $1,653,135 - 1994)
   and Unearned Interest                                                                           166,895,856        115,498,973
Bank Premises and Equipment                                                                          6,201,309          4,249,057
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land at site of former banking facility of subsidiary                                               125,000            125,000
   Land held for future development                                                                    366,790            366,790
   Property acquired in settlement of loans                                                            472,196             70,637
Accrued Interest Receivable                                                                          3,020,010          2,088,010
Cash Value of Life Insurance                                                                         1,567,249          1,159,073
Goodwill                                                                                             2,648,252            383,314
Other Assets                                                                                           455,143          1,167,776
                                                                                                 -------------      -------------
   Total Assets                                                                                  $ 253,933,578        172,898,788
                                                                                                 =============      =============

                                              PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
                                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                                     1995               1994
                                                                                                --------------      -------------
                                                                                                  (Unaudited)
Deposits:
   Demand                                                                                         $ 29,259,124         25,213,139
   NOW                                                                                              50,751,200         38,026,597
   Savings                                                                                          17,727,803          8,435,158
   Time, $100,000 and over                                                                          35,624,166         24,232,725
   Other time                                                                                       86,196,072         51,604,139
                                                                                                 -------------      -------------
                                                                                                   219,558,365        147,511,758
Federal Funds Purchased                                                                                    -0-            870,000
Notes Payable                                                                                        2,700,000          2,000,000
Advances from Federal Home Loan Bank                                                                 7,067,323          4,629,167
Accrued Interest                                                                                       632,827            416,153
Advance Payments by Borrowers for Taxes and Insurance                                                  429,715              5,556
Dividends Payable                                                                                      141,267            409,811
Income Taxes:
   Current                                                                                                 -0-             16,477
   Deferred                                                                                             31,536                -0-
Other Liabilities                                                                                      802,941            610,857
                                                                                                 -------------      -------------
     Total Liabilities                                                                             231,363,974        156,469,779
                                                                                                 -------------      -------------
Stockholders' Equity:
   Common stock, no par value, 4,000,000 shares authorized, 1,413,013 shares (1994 - 1,170,888)
     issued and 1,351,460 shares (1994 - 1,170,888) outstanding                                      1,263,745          1,263,745
   Additional paid in capital                                                                       14,652,479          9,793,831
   Retained earnings                                                                                 8,011,752          6,230,933
   Unrealized gains (losses) on available-for-sale securities                                          115,675           (859,500)
                                                                                                 -------------      -------------
                                                                                                    24,043,651         16,429,009
   Treasury stock, at cost (61,553 shares)                                                          (1,474,047)               -0-
                                                                                                 -------------      -------------
                                                                                                    22,569,604         16,429,009
                                                                                                 -------------      -------------
     Total Liabilities and Stockholders' Equity                                                  $ 253,933,578        172,898,788
                                                                                                 =============      =============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------       ---------------------------------
                                                             1995                1994                1995                1994
                                                         ------------        ------------        ------------        ------------
Interest Income:
   Interest and fees on loans                            $  4,127,458           2,635,748          11,819,142           7,332,776
   Interest on investment securities:
     Taxable                                                  813,313             416,781           2,421,742           1,213,082
     Tax exempt                                                41,440              45,878             116,871             135,660
   Interest on federal funds sold                              80,078              50,746             211,786             162,750
   Interest on deposits in banks                               30,224              33,655             152,606             117,733
                                                         ------------        ------------        ------------        ------------
     Total                                                  5,092,513           3,182,808          14,722,147           8,962,001
                                                         ------------        ------------        ------------        ------------
Interest Expense:
   Interest on deposits                                     2,391,154           1,222,251           6,586,527           3,601,152
   Interest on federal funds purchased                          1,650                  31               3,854                 154
   Interest on notes and mortgages                             27,917                 -0-             107,868                 -0-
   Interest on advances from Federal Home Loan Bank           127,750              70,979             292,977             186,096
                                                         ------------        ------------        ------------        ------------
     Total                                                  2,548,471           1,293,261           6,991,226           3,787,402
                                                         ------------        ------------        ------------        ------------
Net Interest Income                                         2,544,042           1,889,547           7,730,921           5,174,599
Provision for Loan Losses                                      67,500              67,500             318,000             202,500
                                                         ------------        ------------        ------------        ------------
Net Interest Income After Provision for Loan Losses         2,476,542           1,822,047           7,412,921           4,972,099
                                                         ------------        ------------        ------------        ------------
Other Income:
   Service charges on deposit accounts                        334,246             268,481           1,013,909             766,016
   Insurance commissions                                       10,282               6,816              33,666              19,277
   Equity in earnings of unconsolidated subsidiary             79,568                 -0-             150,138                 -0-
   Gain (Loss) on sale of loans                                31,710                 -0-              31,414                 -0-
   Gain (Loss) on sale of other real estate                       -0-               2,369                 -0-               2,369
   Securities gains (losses)                                    1,659             (19,427)            123,455             (60,239)
   Other income                                                44,954              81,971             268,453             257,982
                                                         ------------        ------------        ------------        ------------
     Total                                                    502,419             340,210           1,621,035             985,405
                                                         ------------        ------------        ------------        ------------
Other Expenses:
   Compensation                                               933,035             609,865           2,545,074           1,714,698
   Other personnel expenses                                   212,791             148,745             633,265             426,031
   Occupancy expense of bank premises                         102,446              71,027             283,177             203,561
   Furniture and equipment expense                            205,841             111,083             541,304             325,503
   Federal deposit insurance                                   23,093              82,591             252,553             242,388
   Postage and courier services                                49,591              27,733             143,007              95,390

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------       ---------------------------------
                                                             1995                1994                1995                1994
                                                         ------------        ------------        ------------        ------------
   Supplies                                                    52,252              35,695             167,669             108,913
   Amortization                                                29,524               5,988              88,573              17,967
   Other operating expenses                                   345,224             264,131           1,079,512             775,797
                                                         ------------        ------------        ------------        ------------
     Total                                                  1,953,797           1,356,858           5,734,134           3,910,248
                                                         ------------        ------------        ------------        ------------
Income Before Income Taxes                                  1,025,164             805,399           3,299,822           2,047,256
Income Taxes                                                  343,868             265,611           1,097,749             655,601
                                                         ------------        ------------        ------------        ------------
Net Income                                               $    681,296             539,788           2,202,073           1,391,655
                                                         ============        ============        ============        ============
Earnings Per Share                                       $        .48                 .46                1.57                1.22
                                                         ============        ============        ============        ============
Weighted Average Shares                                     1,419,367           1,170,888           1,402,343           1,138,501
                                                         ============        ============        ============        ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          -----------------------------------------------
                                                                         UNREALIZED
                                                                            GAINS
                                                                         (LOSSES) ON
                                          ADDITIONAL                     AVAILABLE-
                                            COMMON          PAID IN       RETAINED       FOR-SALE       TREASURY
                                             STOCK          CAPITAL       EARNINGS      SECURITIES        STOCK         TOTAL
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balances, December 31, 1993                $1,263,745      6,646,224      4,695,570        (81,733)           -0-     12,523,806

Issuance of 150,000 shares at $20, less
  stock issuance cost of $40,338                  -0-      2,959,662            -0-            -0-            -0-      2,959,662

Issuance of 9,891.893 shares at $19
  through dividend reinvestment plan              -0-        187,945            -0-            -0-            -0-        187,945

Net Income                                        -0-            -0-      1,391,655            -0-            -0-      1,391,655

Acquisition of 507 shares of treasury
  stock                                           -0-            -0-            -0-            -0-         10,140        (10,140)

Sale of 507 shares of treasury stock              -0-            -0-            -0-            -0-        (10,140)        10,140

Change in unrealized gains and losses             -0-            -0-            -0-       (434,367)           -0-       (434,367)
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balances, September 30, 1994 (Unaudited)   $1,263,745      9,793,831      6,087,225       (516,100)           -0-     16,628,701
                                           ==========     ==========     ==========     ==========     ==========     ==========

Balances, December 31, 1994                $1,263,745      9,793,831      6,230,933       (859,500)           -0-     16,429,009

Issuance of 207,076 shares at $20 to
  acquire First Federal Savings Bank
  of Bainbridge                                   -0-      4,141,520            -0-            -0-            -0-      4,141,520

Issuance of 2,488 shares at $20 to
  directors in lieu of fees                       -0-         49,760            -0-            -0-            -0-         49,760

Issuance of 20,916 shares at $20.21 through
  dividend reinvestment plan                      -0-        422,797            -0-            -0-            -0-        422,797

Issuance of 11,645 shares at $21.00 through
  common stock purchase plan                      -0-        244,571            -0-            -0-            -0-        244,571

Net Income                                        -0-            -0-      2,202,073            -0-            -0-      2,202,073

Acquisition of 62,662 shares of treasury
  stock                                           -0-            -0-            -0-            -0-      1,498,352     (1,498,352)

Sale of 1,109 shares of treasury stock            -0-            -0-            -0-            -0-        (24,305)        24,305

Dividends                                         -0-            -0-       (421,254)           -0-            -0-       (421,254)

Change in unrealized gains and losses             -0-            -0-            -0-        975,175            -0-        975,175
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balances, September 30, 1995 (Unaudited)   $1,263,745     14,652,479      8,011,752        115,675      1,474,047     22,569,604
                                           ==========     ==========     ==========     ==========     ==========     ==========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                   ------------------------------
                                                                                                       1995               1994
                                                                                                   -----------        -----------
Cash Flows From Operating Activities:
   Net income                                                                                      $ 2,202,073          1,391,655
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      262,452            186,594
     Deferred income taxes                                                                             (22,794)            (8,919)
     Provision for loan losses                                                                         318,000            202,500
     Amortization                                                                                       88,573             17,967
     Amortization (accretion) of subsidiary acquisition adjustments                                   (145,279)               -0-
     (Gain) loss on sale of loans                                                                      (31,414)               -0-
     (Gain) loss on sale of other real estate                                                              -0-             (2,369)
     Securities (gains) losses                                                                        (123,455)            60,239
     Minority interests                                                                                    282                299
     Equity in earnings of unconsolidated subsidiary                                                  (133,823)               -0-
     Dividend received from unconsolidated subsidiary                                                  125,000                -0-
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                               (443,613)          (487,069)
     Increase (decrease) in accrued interest payable                                                   201,800             36,371
     (Increase) decrease in other assets                                                                84,145           (379,874)
     Increase (decrease) in income taxes payable                                                       (16,477)             5,816
     Increase (decrease) in other liabilities                                                         (113,192)           267,743
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                  2,252,278          1,290,953
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                             (1,040,241)          (342,386)
   Proceeds from calls of held-to-maturity securities                                                   86,946             90,894
   Proceeds from maturities of held-to-maturity securities                                             100,000            100,000
   Purchase of held-to-maturity securities                                                            (530,000)          (182,988)
   Proceeds from sales of available-for-sale securities                                              4,891,118          2,089,844
   Proceeds from calls of available-for-sale securities                                                700,000            308,200
   Proceeds from maturities of available-for-sale securities                                         4,100,000          2,500,000
   Purchases of available-for-sale securities                                                       (9,810,444)        (9,000,371)
   Principal payments on mortgage-backed securities                                                    474,507             48,167
   (Increase) decrease in interest-bearing deposits in banks                                         1,087,119          2,069,000
   (Increase) decrease in loans                                                                    (15,029,122)        (8,522,217)
   (Increase) decrease in cash value of life insurance                                                (408,176)          (246,948)
   Cash disbursed to acquire First Federal Savings Bank                                             (3,901,055)               -0-
   Cash and cash equivalent assets received upon acquisition of First Federal Savings Bank           3,915,646                -0-
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                (15,363,702)       (11,088,805)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Proceeds of additional long-term indebtedness                                                     1,200,000                -0-
   Proceeds of additional stock issued                                                                 244,571          3,147,607
   Increase (decrease) in time deposits                                                             16,673,157            215,261
   Increase (decrease) in other deposits                                                            (1,536,696)          (735,980)
   Advances from Federal Home Loan Bank                                                              5,875,000          1,500,000
   Payments on long-term indebtedness                                                               (3,936,844)          (333,742)
   Dividends paid                                                                                     (267,001)          (353,849)
   Acquisition of treasury stock                                                                    (1,498,352)           (10,140)
   Proceeds from sale of treasury stock                                                                 24,305             10,140

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                   ------------------------------
                                                                                                       1995               1994
                                                                                                   -----------        -----------
   Increase (decrease) in federal funds purchased                                                     (870,000)               -0-
   Increase in advance payments by borrowers for taxes and insurance                                   217,045                -0-
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 16,125,185          3,439,297
                                                                                                   -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                 3,013,761         (6,358,555)

Cash and Cash Equivalents at Beginning of Period                                                    12,808,797         15,437,103
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $15,822,558          9,078,548
                                                                                                   ===========        ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 6,789,426          3,751,031
                                                                                                   ===========        ===========
   Income taxes                                                                                    $ 1,250,230            670,260

                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $(1,513,388)           700,236
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees, stock issued through dividend
   reinvestment plan and stock issued to acquire First Federal Savings Bank                        $ 4,614,077            187,945
                                                                                                   ===========        ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

Board of Directors
PAB Bankshares, Inc. and Subsidiaries
Valdosta, Georgia

The accompanying consolidated balance sheet of PAB Bankshares, Inc. and Subsidiaries as of September 30, 1995, and the related statements of income, stockholders' equity and cash flows, for the three and nine months ended September 30, 1995 and 1994 were not audited by us and, accordingly, we do not express an opinion on them.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PAB Bankshares, Inc. and Subsidiaries as of December 31, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1995, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying 1994 consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.


STEWART, FOWLER & STALVEY, P.C.
------------------------------------


Valdosta, Georgia
October 12, 1995

           MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
---------------------

The Company, including the operations of its subsidiaries, reported consolidated net income of $2,202,073 for the nine months ended September 30, 1995 compared to $1,391,655 for the nine months ended September 30, 1994. Net interest income after provision for loan losses was $7,412,921 and $4,972,099 for the nine months ended September 30, 1995 and 1994, respectively. The provision for loan losses was $318,000 and $202,500 for the nine months ended September 30, 1995 and 1994, respectively. Noninterest income totalled $1,621,035 and $985,405 for the nine months ended September 30, 1995 and 1994, respectively and noninterest expenses totalled $5,734,134 and $3,910,248 for the nine months ended September 30, 1995 and 1994, respectively.

The nine months ended September 30, 1995 represents the first period reflecting the operations of First Federal Savings Bank of Bainbridge (Bainbridge) which was acquired by the Company effective January 1, 1995. Net income of Bainbridge included in these financial statements for the nine months ended September 30, 1995 totalled $579,986. Net interest income after provision for loan losses was $1,870,593. The provision for loan losses was $115,500. Noninterest income totalled $465,704 and noninterest expenses totalled $1,428,540.

The following table summarizes the results of operations of the Company for the three month and nine month periods ended September 30, 1995 and 1994.

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------  ------------------
                                          1995      1994      1995      1994
                                        --------  --------  --------  --------
                                                    (IN THOUSANDS)
  Interest income                       $  5,092     3,183    14,722     8,962
  Interest expense                        (2,548)   (1,293)   (6,991)   (3,787)
                                        --------  --------  --------  --------
  Net interest income                      2,544     1,890     7,731     5,175
  Provision for loan losses                  (67)      (67)     (318)     (203)
  Noninterest income                         502       340     1,621       985
  Noninterest expense                     (1,954)   (1,357)   (5,734)   (3,910)
                                        --------  --------  --------  --------
  Income before taxes                      1,025       806     3,300     2,047
  Income taxes                              (344)     (266)   (1,098)     (655)
                                        --------  --------  --------  --------
  Net income                            $    681       540     2,202     1,392
                                        ========  ========  ========  ========

Interest Income
---------------
Total interest income increased approximately $5,760,000 (3,994,000 from Bainbridge) for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average loan portfolio balance from approximately $110.4 million for the nine months ended September 30, 1994 to approximately $161.9 million for the nine months ended September 30, 1995 and an increase in the average rate earned on the loan portfolio from 8.86% for the nine months ended September 30, 1994 to 9.74% for the nine months ended September 30, 1995. The effect of these two changes increased the interest income earned on the loan portfolio from approximately $7,333,000 for the nine months ended September 30, 1994 to approximately $11,819,000 for the nine months ended September 30, 1995, an increase of
$4,486,000.   Interest income on the loan portfolio increased from approximately
$2,636,000 for the quarter ended September 30, 1994 to approximately $4,127,000 for the quarter ended September 30, 1995, an increase of $1,491,000.

Interest earned on taxable investment securities increased from approximately $1,213,000 for the nine months ended September 30, 1994 to approximately $2,422,000 for the nine months ended September 30, 1995, an increase of $1,209,000 ($1,092,000 from Bainbridge). This increase was the combined effect of an increase in the average taxable investment portfolio balance from approximately $30.6 million for the nine months ended September 30, 1994 to approximately $51.3 million for the nine months ended September 30, 1995 and an increase in the rate earned on the taxable investment portfolio from 5.28% for the nine months ended September 30, 1994 to 6.29% for the nine months ended September 30, 1995. Interest income on the taxable investment portfolio increased from approximately $417,000 for the quarter ended September 30, 1994 to approximately $813,000 for the quarter ended September 30, 1995, an increase of $396,000.

Interest earned on nontaxable investment securities decreased from approximately $136,000 for the nine months ended September 30, 1994 to approximately $117,000 for the nine months ended September 30, 1995, a decrease of $19,000. This decrease was the result of a decrease in the rate earned on the non-taxable investment portfolio from 6.67% for the nine months ended September 30, 1994 to 5.79% for the nine months ended September 30, 1995. The average non-taxable investment securities balance was unchanged at $2.7 million. Interest income on the non-taxable investment securities decreased from approximately $46,000 for the quarter ended September 30, 1994 to approximately $41,000 for the quarter ended September 30, 1995, a decrease of $5,000.

As of September 30, 1995, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (29.0%), securities of U.S. Government Agencies and Corporations (61.0%), obligations of States, Counties and Municipalities (5.0%), equity securities (4.0%) and other debt securities (1.0%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates. As further discussed under "Financial Condition", the portfolio reflects unrealized gains. These unrealized gains are reflective of the effects on value of a predominately fixed rate portfolio in a period of falling interest rates.

Interest earned on interest-bearing deposits in banks increased from approximately $118,000 for the nine months ended September 30, 1994 to approximately $153,000 for the nine months ended September 30, 1995, an increase of $35,000 ($74,000 from Bainbridge). This increase was the combined effect of an increase in the average interest-bearing deposits balance from approximately $3.4 million for the nine months ended September 30, 1994 to approximately $4.2 million for the nine months ended September 30, 1995 and an increase in the rate earned on the interest-bearing deposits from 4.67% for the nine months ended September 30, 1994 to 4.88% for the nine months ended September 30, 1995. Interest income on the interest-bearing deposits decreased from approximately $34,000 for the quarter ended September 30, 1994 to approximately $30,000 for the quarter ended September 30, 1995, a decrease of $4,000.

Interest earned on federal funds sold increased from approximately $163,000 for the nine months ended September 30, 1994 to approximately $212,000 for the nine months ended September 30, 1995, an increase of $49,000. This increase was the net effect of a decrease in the average federal funds sold balance from approximately $6.1 million for the nine months ended September 30, 1994 to approximately $2.9 million for the nine months ended September 30, 1995 and an increase in the rate earned on the federal funds sold from 3.59% for the nine months ended September 30, 1994 to 8.00% for the nine months ended September 30, 1995. Interest income on federal funds sold increased from approximately $51,000 for the quarter ended September 30, 1994 to approximately $80,000 for the quarter ended September 30, 1995, an increase of $29,000.


Interest Expense
----------------
Total interest expense increased approximately $3,204,000 ($2,008,000 from Bainbridge) for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $121.6 million for the nine months ended September 30, 1994 to approximately $184.3 million for the nine months ended September 30, 1995 and an increase in the average rate paid on interest-bearing deposits from 3.95% for the nine months ended September 30, 1994 to 4.76% for the nine months ended September 30, 1995. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $3,601,000 for the nine months ended September 30, 1994 to approximately $6,587,000 for the nine months ended September 30, 1995, an increase of $2,986,000 ($1,913,000 from Bainbridge). The increase in interest-bearing deposits came from the local communities served by the Banks. Interest expense on interest-bearing deposits increased from approximately $1,222,000 for the quarter ended September 30, 1994 to approximately $2,391,000 for the quarter ended September 30, 1995, an increase of $1,169,000.

All other interest expense consisting principally of notes and mortgages payable, increased from approximately $186,000 for the nine months ended September 30, 1994 to approximately $405,000 for the nine months ended September 30, 1995, an increase of $219,000 ($95,000 from Bainbridge). This increase was the combined effect of an increase in the average balance of advances from the Federal Home Loan Bank from approximately $4.4 million for the nine months ended September 30, 1994 to approximately $6.3 million for the nine months ended September 30, 1995 and an increase in the average rate paid on the advances from 5.60% for the nine months ended September 30, 1994 to 6.20% for the nine months
ended September 30, 1995.   Interest of approximately $4,000 was paid on federal
funds purchased during the nine months ended September 30, 1995. Additionally, the Company had notes payable outstanding to a correspondent bank in the amount of $2.7 million at September 30, 1995 (average balance of $2.1 million). The advances from the Federal Home Loan Bank in the amount of $7.1 million carry a combination of fixed and variable interest rates averaging 6.26% at September 30, 1995 with maturities through 2011. The note payable to a correspondent bank in the amount of $2.7 million is at prime less .50% subject to a ceiling of 9.50% until July 1, 1999, secured by the stock of First Federal Savings Bank of Bainbridge which was acquired effective January 1, 1995. Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. The Company had no federal funds purchased outstanding at September 30, 1995. The correspondent bank loan was to partially fund the acquisition of First Federal Savings Bank of Bainbridge and the acquisition of 61,553 shares of treasury stock for approximately $1.5 million. The advances from the Federal Home Loan Bank were primarily to fund mortgage loans made. The federal funds purchased were for short term liquidity purposes.

Noninterest Income
------------------
The following table presents the principal components of noninterest income for the three month and nine month periods ended September 30, 1995 and 1994.

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------  ------------------
                                          1995      1994      1995      1994
                                        --------  --------  --------  --------
                                                    (IN THOUSANDS)
  Service charges on deposit accounts   $    334       268     1,014       766
  Insurance commissions                       10         7        34        19
  Gain (Loss) on sale of loans                32       -0-        31       -0-
  Gain (Loss) on sale of other
    real estate                              -0-         2       -0-         2
  Securities gains (losses)                    2       (19)      123       (60)
  Equity in earnings of unconsolidated
    subsidiary                                79       -0-       150       -0-
  Other income                                45        82       269       258
                                        --------  --------  --------  --------
    Total Noninterest Income            $    502       340     1,621       985
                                        ========  ========  ========  ========

Noninterest income for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 increased approximately $636,000 ($466,000 from Bainbridge).

Service charges on deposit accounts for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, increased approximately $248,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary of approximately $150,000 represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is 50% owned by First Federal Savings Bank of Bainbridge, which was acquired by the Company effective January 1, 1995. During the nine months ended September 30, 1995 the Company realized gains on the sale of securities from the available-for-sale portfolio of approximately $123,000. All other income increased approximately $55,000.

Noninterest Expenses
--------------------
The following table presents the principal components of noninterest expenses for the three month and nine month periods ended September 30, 1995 and 1994.

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------  ------------------
                                          1995      1994      1995      1994
                                        --------  --------  --------  --------
                                                    (IN THOUSANDS)
  Compensation                          $    933       610     2,545     1,715
  Other personnel expenses                   213       149       633       426
  Occupancy expense of bank premises         102        71       283       204
  Furniture and equipment expense            206       111       541       326
  Federal deposit insurance                   23        83       253       242
  Postage and courier services                50        28       143        95
  Supplies                                    52        36       168       109
  Amortization                                30         6        89        18
  Other operating expenses                   345       263     1,079       775
                                        --------  --------  --------  --------
    Total Noninterest Expenses          $  1,954     1,357     5,734     3,910
                                        ========  ========  ========  ========

Noninterest expenses for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, increased approximately $1,824,000 ($1,429,000 from Bainbridge) or 46.7%. Compensation and other personnel expenses increased approximately $1,037,000 ($721,000 from Bainbridge) for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $787,000 ($707,000 from Bainbridge) or 44.5% for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. This increase was primarily the result of a larger volume of business.

Provision for Loan Losses
-------------------------
The provision for loan losses for the nine months ended September 30, 1995 was $318,000 ($116,000 from Bainbridge) compared to $203,000 for the nine months ended September 30, 1994. The balance of the allowance for loan losses was approximately $2,231,000 (1.3% of outstanding loans) at September 30, 1995 and approximately $1,537,000 (1.3% of outstanding loans) at September 30, 1994. Actual loan charge-offs net of recoveries were approximately $66,000 of net charge-offs for the nine months ended September 30, 1995 and approximately $26,000 of net charge-offs for the nine months ended September 30, 1994. Non-accrual loans were approximately $199,000 at September 30, 1995 as compared to $133,000 at December 31, 1994. Loans ninety days or more past due and still accruing amounted to approximately $134,000 at September 30, 1995 and $15,000 at December 31, 1994. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy and other relevant factors.

Income Taxes
------------
The effective tax rate for the nine months ended September 30, 1995 was 33.3% compared to 32.0% for the nine months ended September 30, 1994.

Financial Condition
-------------------
The Company, including its subsidiaries, reported consolidated total assets of approximately $253.9 million ($72.9 million from Bainbridge) at September 30, 1995 and approximately $172.9 million at December 31, 1994 representing an increase of approximately $81.0 million.

The Company acquired 100% of the outstanding stock of First Federal Savings Bank of Bainbridge effective January 1, 1995 by disbursing cash of approximately $3.9 million and issuing 207,076 shares of Company stock valued at $20 per share.
The acquisition has been accounted for as a purchase.

Subsequent to the acquisition and during the nine months ended September 30, 1995, deposits increased $15.2 million, notes payable to a correspondent bank increased by $.7 million, advances from the Federal Home Loan Bank increased $2.4 million, operations generated $2.7 million, interest bearing deposits decreased $3.0 million, and proceeds of additional stock issued were $.2 million which provided $24.2 million of funds which were used to fund increases in loans of $15.0 million, increase federal funds sold of $3.0 million, pay dividends of approximately $.3 million, increase capital expenditures by $1.0 million, increase cash by $1.8 million, decrease federal funds purchased by $.9 million, increase investments by $.3 million, increase cash value of life insurance on key officers by $.4 million and acquire treasury stock of $1.5 million.

The subsidiary, Farmers & Merchants Bank, has a new main banking facility under construction that is scheduled for completion in December 1995.

A number of factors contribute to the increases in loans and deposits as discussed under "Results of Operations" and "Financial Condition". Such factors include the growth in the customer base due to business development efforts of the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the subsidiary banks. The changes in interest rates as previously discussed are reflective of interest rates in general, market conditions and competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the company.

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized gains for the available-for-sale category of approximately $210,855 ($115,675 net of income tax effect) and approximately $57,000 for the held-to-maturity category. Pursuant to Financial Accounting Standards Board Statement No. 115 effective January 1, 1994, a valuation allowance has been provided for the available-for-sale category with a resulting credit to stockholders' equity (net of income tax effect). No valuation allowance has been provided for the held-to-maturity category inasmuch as the Company has the ability and management has the intent to hold such securities until maturity. The available-for-sale category consists predominantly of U.S. Treasury securities and securities of other U.S. Government Agencies and Corporation.
The held-to-maturity category consists of State, County and Municipal obligations. These unrealized gains are reflective of the effects on value of a predominately fixed rate portfolio in a period of falling interest rates.

The Company's three subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators.

At September 30, 1995, a comparison of the minimum required and actual capital ratios are as follows:

                                                   FARMERS        FIRST FEDERAL
                                  PARK               AND          SAVINGS BANK
                                 AVENUE           MERCHANTS            OF
                                  BANK               BANK          BAINBRIDGE
                            ----------------   ---------------- ----------------
                             MINIMUM           MINIMUM           MINIMUM
                            REQUIRED  ACTUAL  REQUIRED  ACTUAL  REQUIRED  ACTUAL
                            --------  ------  --------  ------  --------  ------
  Leverage Capital Ratio         4.0%    7.9       4.0     9.1       3.0    12.3
  Tier One Capital to
    "Risk Weighted" Assets       4.0    10.2       4.0    13.7       4.0    24.3
  Tier Two Capital to
    "Risk Weighted" Assets       8.0    11.5       8.0    14.8       8.0    25.5

Liquidity and Capital Resources
-------------------------------
Liquidity management involves the matching of the cash flow requirements of customers, for the withdrawal of funds or the funding of additional loans, and the ability of the Banks to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At September 30, 1995, the Company's cash and due from banks were approximately $9.9 million in excess of its reserve requirements of approximately $.9 million, its short-term deposits with financial institutions were approximately $3.1 million and its federal funds sold were approximately $3.4 million. All of the above can be converted to cash
on short notice.    The sale of investments which had a market value of
approximately $54.8 million at September 30, 1995 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $18.7 million were pledged as of September 30, 1995.

The Banks' funding needs are based primarily on the volume of lending. The primary funding source is from new deposits. The Banks seek to attract new deposits by paying rates of interest on deposit accounts which are competitive in their respective primary service areas. The Banks' generally do not pay brokers' commissions in connection with the obtaining of deposits or have deposits outside the primary service area. The Banks do not pay premiums to attract deposits. The Banks continue to expect that new deposits will serve as their primary funding source.

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $7.1 million at September 30, 1995, at an average rate of 6.26%.

Through the Company's dividend reinvestment plan, an additional 20,916 shares for proceeds of $422,797 was issued during the nine months ended September 30, 1995. Additionally, 11,645 shares for proceeds of $244,571 was issued through the common stock purchase plan during the nine months ended September 30, 1995.

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

ITEM 2.   CHANGES IN SECURITIES.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Items 1, 2, 3, and 4 are inapplicable and are omitted.

ITEM 5.   OTHER INFORMATION.

               As a result of the occurrence of the matters described below at Farmers & Merchants Bank in Adel, Georgia (a 99% owned subsidiary of the Company) from November 1991 through June 1993, Forrest J. Caldwell resigned effective September 30, 1995 as the president and a director of Farmers & Merchants Bank and as a director of the Company and The Park Avenue Bank in Valdosta, Georgia (a wholly-owned subsidiary of the Company). The Board of Directors at Farmers & Merchants Bank filed a Report of Apparent Crime on October 22, 1995 with the appropriate federal and state authorities with respect to certain business relationships between Mr. Caldwell, John F. Scarboro, then a director of Farmers and Merchants Bank, and AW & Associates, Inc., a customer of Farmers & Merchants Bank, as a result of (i) possible violations of the legal lending limit of the Bank under Georgia law; (ii) possible technical violations by the Bank of Regulation O under federal law regarding extension of credit to insiders; and (iii) the apparent holding of overdraft checks of a Bank depositor with which Messrs. Caldwell and Scarboro had a business relationship. Mr. Scarboro also resigned, effective September 30, 1995, as a director of Farmers and Merchants Bank. Notwithstanding the foregoing, there has been no financial loss to Farmers and Merchants Bank as a result of these transactions.

               As a result of the resignation of Mr. Caldwell, effective September 30, 1995, the Company incurred, primarily under his employment agreement, approximately $102,500 in payments and other expenses associated with the matter and the Company repurchased 47,662.951 shares of the Company's common stock from Mr. Caldwell at $24 per share for a total purchase price of $1,143,910. In addition, the Company repurchased 12,284.177 shares of the Company's common stock from Mr. Scarboro at $24 per share for a total purchase price of $294,820.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               No exhibits are required to be filed with the Form 10-QSB for this period.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAB BANKSHARES, INC.



                                   By:       R. BRADFORD BURNETTE
                                      ----------------------------------------
                                      R. Bradford Burnette
                                      President
                                      (Principal Executive Officer)


                                   By:       C. LARRY WILKINSON
                                      ----------------------------------------
                                      C. Larry Wilkinson
                                      (Vice President, Principal
                                      Financial Officer, and
                                      Principal Accounting Officer)

                                   Date:  November 7, 1995