Form 10KSB
period 1995-12-31
PAB BANKSHARES INC
filed 1996-03-29
CIK 705200

  ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December, 31, 1995

Commission file number 0-25422

                                 PAB BANKSHARES, INC.
                 (Name of small business issuer in its charter)

          Georgia                                  58-1473302
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)
3102 North Oak Street Extension
Valdosta, Georgia                                          31602
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: (912) 242-7758

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
      Yes  X         No
         ----          ----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [ ] Not Applicable

Issuer's revenues for its most recent fiscal year were $22,031,545.

The aggregate market value of the voting stock held by non-affiliates of Issuer at March 15, 1996 was $23,403,750 based on a recent valuation price of $25 per share, although there is no established trading market.

The number of shares outstanding of Issuer's class of common stock at March 15, 1996 was 1,363,617 shares of common stock.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 day of Issuer's fiscal year-end are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                               ----    ----

                              PAB BANKSHARES, INC.
                               TABLE OF CONTENTS
                               -----------------
                                                               Page
                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS...............................  1
ITEM 2.    DESCRIPTION OF PROPERTY............................... 28
ITEM 3.    LEGAL PROCEEDINGS..................................... 28
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS................................. 28


                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS................................. 29
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATIONS............................... 30
ITEM 7.   FINANCIAL STATEMENTS................................... 38
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE................................ 38


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT.................... 63
ITEM 10.  EXECUTIVE COMPENSATION.  63
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT................................ 63

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS......................................... 63

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................... 64

          SIGNATURES............................................. 66

                                    PART I
                                    ------


ITEM 1.   DESCRIPTION OF BUSINESS.
                           -----------------------

(A)  BUSINESS DEVELOPMENT.

     The primary business of the Company, as a bank holding company, is to manage the business and affairs of (i) its two commercial bank subsidiaries, The Park Avenue Bank in Valdosta, Georgia and Farmers & Merchants Bank in Adel, Georgia, and (ii) its savings bank subsidiary, First Federal Savings Bank of Bainbridge in Bainbridge, Georgia (the three banking subsidiaries are collectively referred to herein as the "Banks"). Unless otherwise indicated by the context, the term "Company" shall refer to PAB Bankshares, Inc. and its subsidiaries.

     The Company was organized in 1982 to own 100% of the stock of The Park Avenue Bank, a state-chartered commercial bank. Effective December 31, 1982, the Company became a bank holding company, registered with the Federal Reserve Board and the Georgia Department of Banking and Finance. In 1985, the Company acquired 87% of the stock and control of Farmers & Merchants Bank, a state-chartered commercial bank. The Company subsequently increased its ownership to 99.9% of the stock of Farmers & Merchants Bank. Effective January 1, 1995, the Company acquired 100% of the stock of First Federal Savings Bank of Bainbridge, a federal stock savings bank

      The Company's offices are located in the Park Avenue Bank's main office at 3102 North Oak Street Extension, Valdosta, Georgia 31602, and its telephone number is (912) 242-7758.

(B)  BUSINESS OF ISSUER.

     The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company's holding company structure provides it with greater flexibility than the respective Banks would otherwise have to expand and diversify their business activities, through newly formed subsidiaries, or through acquisitions. While the Company has no present plans to engage actively in any other business activities, management from time to time studies the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The Park Avenue Bank
--------------------

     The Park Avenue Bank commenced operations in 1971 as a state-chartered commercial bank; previously, the Bank was a regulated certificated bank which commenced operations in 1967 and a private bank which was organized in 1956. Customer deposits with the Bank are insured to the maximum extent provided by law through the Federal Deposit Insurance Corporation. The Bank is located in Valdosta, Lowndes County, Georgia, its primary service area.

     The Park Avenue Bank had approximately $154.1 million in total assets, deposits of approximately $136.9 million and net worth of approximately $11.7 million at December 31, 1995.

     The Valdosta Chamber of Commerce estimates the current population of Valdosta to be approximately 40,000 and the population of Lowndes County to be approximately 76,000. Valdosta is the county seat of Lowndes County and is approximately 18 miles north of the Georgia-Florida line.

FARMERS & MERCHANTS BANK
------------------------

     Farmers & Merchants Bank commenced operations in 1947 as a state-chartered commercial bank. Customer deposits with the Bank are insured to the maximum extent provided by law through the Federal Deposit Insurance Corporation. The Bank is located in Adel, Cook County, Georgia, its primary service area.

     Farmers & Merchants Bank had approximately $39.7 million in total assets, deposits of approximately $34.6 million and net worth of approximately $3.7 million at December 31, 1995.

     The Cook County Chamber of Commerce estimates the current population of Adel to be approximately 6,000 and the population of Cook County to be approximately 13,000. Adel is approximately 25 miles north of Valdosta.

FIRST FEDERAL SAVINGS BANK OF BAINBRIDGE
----------------------------------------

     First Federal Savings Bank of Bainbridge (the "Savings Bank") was chartered in 1934 as a federal mutual savings and loan association. In June, 1990, the Savings Bank was converted from a federal mutual savings and loan association to a federal stock savings bank through the sale and issuance of common stock. Customer savings accounts with the Savings Bank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The

Savings Bank's business is primarily conducted through its principal office in Bainbridge, Georgia and a full-service branch office in Cairo, Georgia, approximately 25 miles from the principal office. The Savings Bank is a member of the Federal Home Loan Bank of Atlanta.

     First Federal Savings Bank of Bainbridge had approximately $74.6 million in total assets, deposits of approximately $60.4 million and net worth of approximately $9.1 million at December 31, 1995.

     The Decatur County Chamber of Commerce estimates the current population of Bainbridge to be approximately 14,000, and the population of Decatur County to be approximately 28,000. Bainbridge is approximately 90 miles west of Valdosta. The Grady County Chamber of Commerce estimates the current population of Cairo to be approximately 10,000, and the population of Grady County to be approximately 20,000. Cairo is approximately 65 miles west of Valdosta.

BANKING SERVICES AND OPERATIONS
-------------------------------

     The Park Avenue Bank and the Farmers & Merchants Bank each offer a full range commercial banking services to individuals, professional and business customers in their respective primary service areas. These services include personal and business checking accounts and savings and other type certificates of deposit. The Park Avenue Bank issues credit cards and acts as a merchant depository for cardholder drafts under both VISA and MasterCard. The Banks offer night depository and bank-by-mail services and sell bank drafts and travelers checks (issued by an independent entity). The Banks do not presently offer trust and fiduciary services.

     First Federal Savings Bank offers a full range of savings bank services to individuals, professional and business customers in its primary service area. The Savings Bank seeks to originate residential mortgage loans and to a lesser extent commercial real estate and consumer loans for its customers.

     The principal sources of income for the Banks are interest and fees collected on loans and interest on investment securities. The principal expenses of the Banks are interest paid on savings deposits, interest paid on other borrowings by the Banks, employee compensation, office expenses, and other operating expenses.

LENDING
-------

     The Banks seek to attract deposits from the general public and use such deposits, together with borrowings and other sources of funds, to originate and purchase loans. The Park Avenue Bank and the Farmers & Merchants Bank each offer a full range of short and medium commercial, consumer and real estate loans. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the respective Bank's lending limits. The First Federal Savings Bank of Bainbridge seeks to originate residential mortgage loans and to a lesser extent commercial real estate and consumer loans for its customers. Consumer lending has been oriented primarily to the needs of the respective Bank's customers for such purposes as home remodeling, education and automobiles. Real estate lending is oriented toward construction loans and short-term commercial loans. Each Bank also originates fixed and variable-residential and other mortgage loans for its own account. The lending policies and procedures of each Bank are established and periodically reviewed by each Bank's Board of Directors.

     The Park Avenue Bank's loan portfolio totaled $102 million at December 31, 1995, which was comprised of approximately 41% commercial loans, commercial real estate and agri-business loans, 18% consumer loans, and 41% residential real estate mortgage loans. The Park Avenue Bank's loan to deposit ratio at December 31, 1995 was approximately 74%.

     Farmers & Merchants Bank's loan portfolio totaled $21.5 million at December 31, 1995, which was comprised of approximately 57% commercial loans, commercial real estate and agri-business loans, 18% consumer loans, and 25% residential real estate mortgage loans. Farmers & Merchants Bank's loan to deposit ratio at December 31, 1995 was approximately 62%.

     First Federal Savings Bank of Bainbridge's loan portfolio totaled $48.1 million at December 31, 1995, which was comprised of approximately 63% residential real estate mortgage loans, 30% commercial loans, commercial real estate and agri business loans, and 7% consumer loans. First Federal Savings Bank of Bainbridge's loan to deposit ratio at December 31, 1995 was approximately 80%.

DEPOSITS
--------

     Checking, savings, money market accounts, and other time deposits are the principal sources of the Banks' funds for loans and investments. Most of the Banks' deposits are obtained from individuals and small businesses. At December 31, 1995, The Park Avenue Bank had deposits of approximately $136.9 million, Farmers & Merchants Bank had deposits of approximately 34.6 million and First Federal Savings Bank of Bainbridge had deposits of approximately $60.4 million.

     The Banks seek to attract new deposits by paying rates of interest on certificates of deposit and money market accounts which are competitive in their respective primary service areas. The Banks generally do not pay brokers' commissions in connection with the obtaining of deposits.

ASSET AND LIABILITY MANAGEMENT
------------------------------

     The primary assets of each Bank consists of its loan portfolio and investment account. Consistent with the requirements of prudent banking necessary to maintain liquidity, management seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. Management seeks to invest the largest portion of each Bank's assets in commercial and agri-business, consumer and residential real estate loans. Each Bank anticipates that loans will be limited to approximately 75% of deposits and capital funds. It is anticipated that the Banks' investment account will consist primarily of marketable securities of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

     The investment policy of each Bank provides for a portfolio divided among issues purchased to meet one or more of the following objectives: (i) to complement strategies developed in assets/ liquidity management, including desired liquidity levels; (ii) to maximize after tax income from funds not needed for day-to-day operations and loan demands; and (iii) to provide collateral necessary for acceptance of public funds. Management anticipates that its policy will allow each Bank to deal with seasonal deposits fluctuations and to provide for basic liquidity consistent with the Bank's loan demand. When possible, maturation will match anticipated liquidity demands. Longer term securities may be selected for a combination of yield and exemption from federal income taxation when appropriate.

     Deposit accounts will represent the majority of the liabilities of the Banks. These will include transaction accounts, savings accounts, time deposits and certificates of deposit.

     The Banks derive their income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans and from other services. The Banks' principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for such activities are provided principally by operating revenues, deposit growth, purchase of federal funds from other banks, repayment of outstanding loans and sale of loans and investment securities.

SUPERVISION AND REGULATION
--------------------------

     General
     -------

     The following discussion summarizes material elements of the federal and state regulatory framework applicable to commercial banks, savings banks (sometimes referred to herein as "thrifts"), bank holding companies, and savings bank holding companies. Such discussion is qualified in its entirety by reference to applicable federal and state statutes and regulations.
Furthermore, no assurance can be given that the statutes and regulations affecting the Company and the Banks will not be changed.

       Regulation of the Company.
       -------------------------

     The Company is a bank holding company registered with the Federal Reserve Board (the "Federal Reserve.") and the Georgia Department of Banking and Finance ("Georgia Department") under the federal Bank Holding Company Act ( the "BHC Act") and the Georgia Bank Holding Company Act (the "Georgia BHC Act"). As such, the Company is subject to the supervision, examination, and reporting
requirements of the BHC Act and the regulations of the Federal Reserve.    The
Company is also a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") under the federal Home Owners' Loan Act and the Georgia BHC Act. As a savings and loan holding company, the Company is subject to the regulation, supervision, examination, and reporting requirements of the OTS and the Georgia Department.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statutes require a savings and loan holding company to obtain prior approval of the OTS before acquiring direct or indirect ownership or control of a savings bank or savings association.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the United States, or that in any other manner would be a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, and a bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire a Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also provides that, after June 1, 1997, national and state chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" (which Georgia has done) and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

     The BHC Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     Similarly, a savings and loan holding company is required by the federal Home Owner's Loan Act to obtain approval from the OTS prior to acquiring, directly or indirectly, ownership of more than 5% of the voting stock or control of any savings association or savings bank. A savings and loan holding company is permitted to engage in activities directly, or indirectly, through non-financial institution subsidiaries, unrelated to the savings association's business provided the holding company controls only one savings association and that provided that its savings association subsidiary meets the requirements to qualify as a qualified thrift lender (the "QTL Test").

     A savings and loan holding company which controls more than one savings association or savings association subsidiary that fails to comply with the QTL Test is required to restrict its activities to those permitted for bank holding companies under the

BHC Act and to register with the Federal Reserve as a bank holding company. A savings association subsidiary which fails to comply with the QTL Test is required to restrict its activities.

     The Park Avenue Bank and Farmers & Merchants Bank are each subject to regulation, supervision and examination by the FDIC and the Georgia Department. First Federal Savings Bank of Bainbridge is subject to regulation, supervision and examination by the OTS and the FDIC. The federal bank regulator of each of the bank and thrift subsidiaries of the Company, as well as the Georgia Department, regularly examine the operations of the Company are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal banking regulators and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of the law.

     Payment of Dividends.
     --------------------

     The Company is a legal entity separate and distinct from its bank and thrift subsidiaries. The principal sources of revenues to the Company, including cash flow to pay dividends to its shareholders, are dividends from the bank and thrift subsidiaries. There are statutory and regulatory limitations on the payment of dividends by the bank and thrift subsidiaries, as well as by the Company to its shareholders.

     If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that depleted the depository institution's capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become under capitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiaries may also be affected or limited by the factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Capital Adequacy.
     ----------------

     The Company and each of its bank and thrift subsidiaries are required to comply with capital adequacy standards established by the Federal Reserve in the case of the Company, and the appropriate federal banking regulator in the case of its bank and thrift subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1995, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 16.1% and 14.8%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1995, was 9.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The bank subsidiaries are subject to risk-based and leverage capital requirements adopted by their federal banking regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     Similarly, OTS' regulatory capital regulations specify capital standards for thrifts and thrift holding companies consisting of three components: a "core capital" requirement, a "tangible capital" requirement, and a "risk-based capital" requirement. These regulations require thrifts to maintain core capital in an amount not less than 3% of adjusted total assets and to maintain tangible capital in an amount not less than 1.5% of adjusted total assets. Under the OTS' regulatory capital regulations, thrifts are required to maintain capital equal to 8% of risk-weighted assets. The OTS requires assets to be weighed on the basis of risk and assigns a weighing factor of between 0% and 100%. Approximately one-half of risk-based capital must consist of core capital and one-half may consist of other preferred stock, a portion of general loan loss reserves and other hybrid capital instruments such as convertible and subordinated debentures.

     In determining compliance with the capital standards, all of a thrift's investments in and extensions of credit to any subsidiary engaged in activity not permissible for a national bank are deducted from the savings association's capital. The required deduction from capital for investments in subsidiaries engaged in activities not permitted for a national bank is phased in through July 1, 1996.

     Each of the bank and thrift subsidiaries was in compliance with applicable minimum capital requirements as of December 31, 1995. The Company has not been advised by any federal regulator of any specific minimum capital ratio requirement applicable to it or any bank or thrift subsidiary.

     Failure to meet capital guidelines could subject a bank or thrift subsidiary to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking institutions beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, proposed an amendment to the risk-based capital standards that would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The OTS has already included an interest-rate risk component in its risk-based capital guidelines for thrift institutions that it regulates.

     Support of Subsidiary Institutions.
     ----------------------------------

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates of the commonly controlled insured depository institution. As a result, any loss suffered by the FDIC in respect of either of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking or thrift affiliates, and a potential loss of the investment in such other subsidiary depository institution.

     Prompt Corrective Action.
     ------------------------

     FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

     Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6% or greater, and a Leverage Ratio of 5% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking regulator is deemed to be well capitalized. An institution with a total Risk-Based Capital Ratio of 8% or greater, a Tier 1 Risk-Based Capital Ratio of 4% or greater, and a Leverage Ratio of 4% or greater is considered to be adequately capitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 8%, a Tier 1 Risk-Based Capital Ratio of less than 4%, or a Leverage Ratio of less than 4% is considered to be undercapitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 6%, a Tier 1 Risk-Based Capital Ratio of less than 3%, or a Leverage Ratio of less than 3% is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalized category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking regulator must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates;
(v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region;" (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the regulator must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking regulator, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such officer.

     At December 31, 1995, the Company's bank and thrift subsidiaries had the requisite capital levels to qualify as well capitalized.

     Safety and Soundness Standards.
     ------------------------------

     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

     Certain Applicable Thrift Regulations.
     -------------------------------------

     First Federal Savings Bank of Bainbridge as a thrift institution, is subject to extensive regulation by the OTS. The lending activities and other investments of thrift institutions must comply with various regulatory requirements.

     Qualified Thrift Lender Test.  Unless a thrift institution qualifies as a
     ----------------------------
"Qualified Thrift Lender," its borrowing privileges from a Federal Home Loan Bank may be restricted, and it may be subject to other operating limitations. To meet the Qualified Thrift Lender test, an institution must maintain at least 65% of its assets in "Qualified Thrift Investments," which under the regulations consist of (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic, residential, or manufactured housing, and (iv) obligations issued by federal deposit insurance agencies. Subject to a 50%-of-assets limitation, "Qualified Thrift Investment" may also include consumer loans, investments in certain subsidiaries, loans for construction of schools, churches, nursing homes and hospitals, and 200% of investments in loans for low-to-moderate-income housing and certain other community oriented investments. At December 31, 1995, approximately 70.6% of First Federal Savings Bank of Bainbridge's assets were invested in Qualified Thrift Investments as currently defined. While First Federal Savings Bank of Bainbridge expects to continue to qualify as a Qualified Thrift Lender under applicable regulations, there can be no assurance that it will do so.

     Liquidity Requirements.  Thrift institutions, including First Federal
     ----------------------
Savings Bank of Bainbridge, are required to maintain average daily balances of liquid assets sufficient to meet the institution's foreseeable cash needs. Specifically, First Federal Savings Bank of Bainbridge must maintain liquid assets (consisting of cash, certain time deposits, bankers acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specific U.S. government, state or federal agency obligations) of not less than 5% of the total amount of the institution's net withdrawable savings deposits plus short term borrowings, and to maintain average daily balances of short-term liquid assets of not less than 1% of such total amount. The liquidity ratio of First Federal Savings Bank of Bainbridge at December 31, 1995, was 17.9%.

COMPETITION
-----------

     The Banks experience competition in attracting and retaining business and personal checking and savings accounts and in making commercial, consumer and real estate loans in their respective primary service area. Direct competition for such accounts comes from other commercial banks, savings institutions, credit unions, brokerage firms and money market funds. The primary factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. The competition for origination of loans normally comes from other commercial banks, savings institutions, credit unions and mortgage banking firms. Such entities may have competitive advantages as a result of greater resources and higher lending limits (by virtue of greater capitalization) or being subject to different regulations.

     In order to compete with other financial institutions in their respective primary service areas, each Bank relies principally upon personal contacts of their officers and directors, and upon local advertising and promotional activities, to attract potential customers with the personalized and wide range of financial services offered by an independent, locally-owned and managed financial institution.

EXECUTIVE OFFICERS
------------------

     R. Bradford Burnette, age 56, has been President and a director of the Company since 1982. Mr. Burnette has been the Chief Executive Officer since 1990, a director of The Park Avenue Bank since 1968. He has also been a director of the Farmers & Merchants Bank since 1986 and a director of First Federal Savings Bank of Bainbridge since 1995. Mr. Burnette was Executive Vice President of The Park Avenue Bank from 1968 to 1982 and was the President from 1983 to 1990. Mr. Burnette has more than 30 years experience in the banking business.

     C. Larry Wilkinson, age 49, has been Vice President and a director of the Company since 1986 and has been a director of The Park Avenue Bank since 1986. He also has been a director of Farmers & Merchants Bank since 1986. Mr. Wilkinson became Executive Vice President and Chief Financial Officer of The Park Avenue Bank in 1990. Previously he had been Senior Vice President of The Park Avenue Bank from 1983 to 1990. Mr. Wilkinson has more than 25 years experience in the banking business.

     There are no family relationships between any of the executive officers of the Company.

EMPLOYEES
---------

     At December 31, 1995, the Company employed 3 full-time employees and 6 part-time employee, The Park Avenue Bank employed 44 full-time employees and 13 part-time employees, Farmers & Merchants Bank employed 18 full-time employees and 2 part-time employees, and First Federal Savings Bank of Bainbridge employed 32 full-time employees and 2 part-time employees. Each Bank considers their respective relationships with their employees to be good.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Average Balance Sheets
----------------------
   The following table presents average balance sheets for the years ended
December 31, 1994 and 1995.

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                              ASSETS                                             1994      1995
                             --------                                          --------  --------
                                                                                ($ In Thousands)
Cash and Cash Equivalents:
 Cash and Due From Banks                                                       $  7,957    9,292
 Interest-Bearing Deposits in Other Banks                                           -0-    2,048
 Federal Funds Sold                                                               4,916    5,584
                                                                               --------  -------
    Total Cash and Cash Equivalents                                              12,873   16,924
Time Deposits                                                                     3,066    1,957
Investment Securities                                                            32,972   55,509
Investment in Unconsolidated Subsidiary                                             -0-      131
Loans, Net of Allowance for Loan Losses and unearned
 Interest                                                                       110,257  161,661
Bank Premises and Equipment                                                       4,181    5,850
Former Banking Facility of Subsidiary                                               125      125
Land Held for Future Development                                                    367      367
Property Acquired in Settlement of Loans                                             84      469
Accrued Interest Receivable                                                       1,895    2,786
Goodwill                                                                            395    2,428
Cash Value of Life Insurance                                                      1,012    1,328
Other Assets                                                                        769      630
                                                                               --------  -------
  Total Assets                                                                 $167,996  250,165
                                                                               ========  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits:
 Demand                                                                       $  24,726   30,617
 NOW                                                                             37,615   51,247
 Savings                                                                          8,596   18,541
 Time                                                                            75,567  117,002
                                                                               --------  -------
                                                                                146,504  217,407

Federal Funds Purchased                                                             174       40
Notes Payable                                                                       -0-    2,180
Advances from Federal Home Loan Bank                                              4,468    6,632
Accrued Interest                                                                    351      545
Other Liabilities                                                                   936    1,249
                                                                               --------  -------

   Total Liabilities                                                            152,433  228,053
                                                                               --------  -------

Stockholders' Equity:
 Common Stock                                                                     1,264    1,264
 Additional Paid in Capital                                                       9,164   14,340
 Retained Earnings                                                                5,520    7,439
 Unrealized Gain (Loss) on Available-for-Sale Securities                           (385)    (338)
                                                                               --------  -------
                                                                                 15,563   22,705
 Treasury Stock                                                                     -0-     (593)
                                                                               --------  -------
                                                                                 15,563   22,112
                                                                               --------  -------
   Total Liabilities and Stockholders' Equity                                  $167,996  250,165
                                                                               ========  =======
--------------------------------------------------------------------------------

(1) The average balances for 1995 reflect the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. The assets and liabilities of Bainbridge at January 1, 1995, determined under the purchase method of accounting, was $65.1 million and $57.4 million, respectively.

Average Yields Earned and Rates Paid
------------------------------------

    The following table presents the average balances, average yields and interest earned on interest-earning assets and average rates and interest paid on interest-bearing liabilities for the years ended December 31, 1994 and 1995.

                                                  YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------
                                             1994                        1995
                                 ---------------------------  ----------------------------
                                 AVERAGE   INCOME/  YIELDS/   AVERAGE   INCOME/   YIELDS/
                                 BALANCES  EXPENSE   RATES    BALANCES  EXPENSE    RATES
                                 --------  -------  --------  --------  --------  --------
                                                     ($ In Thousands)

Average yield on loans (1)
 (3)                             $111,750   10,019     8.97%   163,802   15,984      9.76%
Average yield on taxable
 investment securities             30,849    1,639     5.31     52,987    3,275      6.18
Average yield on non-tax-
 able investment securi-
 ties (2)                           2,697      177     6.56      2,713      157      5.79
Average yield on interest-
 bearing deposits in
 banks                              3,066      151     4.91      4,005      188      4.69
Average yield on Federal
 Funds sold                         4,916      206     4.19      5,584      307      5.50
                                 --------   ------     ----    -------   ------      ----

Average yield on all
 interest-earning assets         $153,278   12,192     7.95    229,091   19,911      8.69
                                 ========   ======     ====    =======   ======      ====

Average rate paid on NOW
 account deposits                $ 37,615    1,035     2.75%    51,247    2,702      5.27
Average rate paid on
 savings deposits                   8,596      240     2.79     18,541      371      2.00
Average rate paid on time
 deposits                          75,567    3,552     4.70    117,002    5,989      5.12
Average rate paid on advances
 from Federal Home Loan Bank        4,468      254     5.69      6,632      391      5.90
Average rate paid on other
 long-term indebtedness               -0-      -0-      .00      2,180      165      7.57
Average rate paid on Fed-
 eral Funds purchased                 174      -0-     4.19         40        2      5.00
                                 --------   ------     ----    -------   ------      ----

Average rate paid on all
 interest-bearing liabi-
 lities                          $126,420    5,081     4.02    195,642    9,620      4.92
                                 ========   ======     ====    =======   ======      ====
Average net yield on
 interest-earning assets
 (net interest income as
 a percentage of average
 interest-earning assets)                              4.64%                         4.49%
                                                       ====                          ====
------------------------------------------------------------------------------------------

(1) Non-accruing loans have been included in the "average amount outstanding" and average loans have not been reduced by the allowance for loan losses.
(2) Interest income on tax exempt securities has not been calculated on a tax equivalent basis.
(3) Loan fees included in interest income amounted to approximately $442,000 in 1994 and $528,000 in 1995.
(4) The information for 1995 reflects the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. The interest-earning assets and interest-bearing liabilities at January 1, 1995, determined under the purchase method of accounting, was $60.9 million and $56.3 million respectively.

    The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rates (change in rate multiplied by old volume); (3) changes in rate-volume (changes in rate multiplied by the change in volume). The net change attributable to both volume and rate, which cannot be segregated, has been allocated proportionately to change due to volume and change due to rate.


                                                       YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                                1993 VS. 1994              1994 VS. 1995
                                          --------------------------  ----------------------
                                             INCREASE (DECREASE)       INCREASE (DECREASE)
                                                    DUE TO                    DUE TO
                                         ---------------------------  ----------------------
                                           VOLUME     RATE     NET    VOLUME   RATE    NET
                                         ----------  -------  ------  ------  ------  ------
                                                           (In Thousands)
Interest Income:
 Loans                                       $  935     384   1,319    5,016    949   5,965
 Taxable investment securities                  377     (68)    309    1,332    304   1,636
 Non-taxable investment securities                1      (7)     (6)       1    (21)    (20)
 Interest-bearing deposits in banks              36      13      49       43     (6)     37
 Federal Funds sold                               8     (12)     (4)      31     70     101
                                             ------    ----   -----    -----  -----   -----

   Total                                      1,357     310   1,667    6,423  1,296   7,719
                                             ------    ----   -----    -----  -----   -----

Interest Expense:
 NOW account deposits                           100     (33)     67      472  1,195   1,667
 Savings deposits                                28      (7)     21      173    (42)    131
 Time deposits                                  168     (86)     82    2,095    342   2,437
 Federal Funds purchased                         49     (57)     (8)       3     (1)      2
 Advances from Federal Home Loan Bank           219     -0-     219      127     10     137
 Other long-term indebtedness                   -0-     -0-     -0-      165    -0-     165
                                             ------    ----   -----    -----  -----   -----

   Total                                        564    (183)    381    3,035  1,504   4,539
                                             ------    ----   -----    -----  -----   -----

Net Interest Income                          $  793     493   1,286    3,388   (208)  3,180
                                             ======    ====   =====    =====  =====   =====

------------------------------------------

(1) The net interest income for 1995 reflects the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. Net interest income from Bainbridge for 1995 was $2,642,000.

Investment Portfolio
--------------------

    The following table presents investments in obligations of (1) U.S. Treasury and other U.S. government agencies and corporations, (2) states of the U.S. and political subdivisions and (3) other securities as of December 31, 1994 and 1995.

                                                   DECEMBER 31,
                               -----------------------------------------------------
                                          1994                         1995
                                       -----------                  ----------
                               SECURITIES      SECURITIES     SECURITIES  SECURITIES
                               AVAILABLE-       HELD-TO-      AVAILABLE-   HELD-TO
                                FOR SALE        MATURITY       FOR SALE    MATURITY
                               -----------  ----------------  ----------  ----------
                                                  ($ In Thousands)

 U.S. Treasury and other
   U.S. government agencies
   and corporations               $29,924               -0-       56,837         -0-
 States of the U.S. and
   political subdivisions             -0-             2,631        1,191       1,610
 Other securities                   1,847               -0-        2,744         -0-
                                  -------             -----       ------       -----

   Total                           31,771             2,631       60,772       1,610

 Unrealized gains (losses)
   on available-for-sale
   securities                      (1,303)              -0-          309         -0-
                                  -------             -----       ------       -----

                                  $30,468             2,631       61,081       1,610
                                  =======             =====       ======       =====

------------------------------------------------------------------------------------

(1) Securities available-for-sale are carried at market value and securities held-to-maturity are carried at amortized cost.

(2) The securities balances for 1995 reflects the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. The investment securities of Bainbridge at December 31, 1995 under the purchase method of accounting was $19.1 million.

    The following table presents the amortized cost (cost for equity securities) of investments in obligations of (1) U.S. Treasury and other U.S. government agencies and corporations, (2) states of the U.S. and political subdivisions and
(3) other securities as of December 31, 1995 that are due (1) in one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. In addition, the table provides the weighted average yield for each range of maturities.

                                          AMOUNT AT DECEMBER 31, 1995 DUE IN
                    -------------------------------------------------------------------------------
                                       AFTER ONE       AFTER FIVE
                       ONE YEAR         THROUGH         THROUGH          AFTER
                        OR LESS        FIVE YEARS      TEN YEARS       TEN YEARS         TOTAL
                    ---------------  --------------  --------------  --------------  --------------
                    AMOUNT   YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD
                    -------  ------  ------  ------  ------  ------  ------  ------  ------  ------
                                                   ($ In Thousands)
U.S. Treasury
 and other
 U.S. Govern-
 ment Agencies
 and Corpora-
 tions              $10,092   5.74   37,052   6.16    5,664   7.00    4,029   6.12   56,837   6.16

States of the
 U.S. and
 Political
 Subdivisions
 (1) (2)                360   5.33    1,306   5.29      795   4.82      340   9.17    2,801   5.63

Other securities
 (2) (3)                300   7.10       99   7.77      -0-   0.00    2,345   6.52    2,744   6.63
                    -------  -----   ------  -----   ------  -----   ------  -----   ------  -----

   Total            $10,752   5.77%  38,457   6.13%   6,459   6.73%   6,714   6.41%  62,382   6.16%
                    =======  =====   ======  =====   ======  =====   ======  =====   ======  =====

---------------------------------------------------------------------------------------------------

(1) Yields on tax exempt obligations have not been computed on a tax equivalent basis.

(2) As of December 31, 1995, there was no aggregate book values of any issuer which exceeded 10% of stockholders' equity.

(3) Consists of domestic corporate notes, stocks and mutual funds which are comprised of Federal Home Loan Bank of Atlanta and Georgia Bankers Bank stock and mutual funds consisting predominately of U.S. Government securities. Yield represents yield earned for 1995.

Loan Portfolio
--------------

    Before reduction for the allowance for loan losses, the loan portfolio totalled approximately $171.5 million at December 31, 1995 which was an increase of approximately $54.3 million from December 31, 1994 or 46.3%. During the year ended December 31, 1995, average net loans were approximately $161.7 million compared to $110.3 million in 1994, an increase of approximately $51.4 million. During the year ended December 31, 1993, average net loans were approximately $99.9 million. These average loan levels reflected a greater rate of growth from 1994 to 1995 of $51.4 million ($14.5 million excluding the effects of Bainbridge as explained below) compared to the rate of growth from 1993 to 1994 of $10.4 million.

    The balances for 1995 reflect the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. Of the increase in loans of approximately $54.3 million from December 31, 1994, $36.9 million represented the loans of Bainbridge as of January 1, 1995.

    The following table sets forth information summarizing the composition of the loan portfolio at December 31, 1994 and 1995:

                                                  DECEMBER 31,
                                              --------------------
                                                 1994       1995
                                              ----------  --------
                                                ($ In Thousands)

Commercial, financial and agricultural         $ 18,783    22,624
Real estate - construction                        5,570    10,452
Real estate - mortgage                           72,080   113,800
Installment loans to individuals and other       17,264    20,999
Loans secured by deposits                         3,483     3,812
Overdrafts                                           40        98
Foreign loans                                       -0-       -0-
                                               --------   -------
                                                117,220   171,785
Deferred loan fees, net                             -0-      (119)
Unearned interest                                   (68)     (143)
                                               --------   -------
                                                117,152   171,523
Allowance for loan losses                        (1,653)   (2,294)
                                               --------   -------

 Loans, Net                                    $115,499   169,229
                                               ========   =======

------------------------------------------------------------------

(1) The balances for 1995 reflect the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. Of the increase in loans of approximately $54.3 million from December 31, 1994, $36.9 million represented the loans of Bainbridge as of January 1, 1995.

    The following table sets forth certain information at December 31, 1995 regarding the dollar amount of loans for the categories indicated maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                   AMOUNTS AT DECEMBER 31, 1995 DUE IN
                             -----------------------------------------------
                                           AFTER ONE
                                             YEAR
                              ONE YEAR      THROUGH       DUE AFTER
                              OR LESS     FIVE YEARS      FIVE YEARS  TOTAL
                              --------  ---------------   ----------  ------
                                             ($ In Thousands)
Commercial, financial and
 agricultural                  $13,621            7,410        1,593  22,624
Real estate - construction      10,452              -0-          -0-  10,452
Loans secured by deposits        2,744              961          107   3,812
Overdrafts                          98              -0-          -0-      98
                               -------            -----        -----  ------

  Total                        $26,915            8,371        1,700  36,986
                               =======            =====        =====  ======

    The following table presents the total amount of loans shown in the preceding table which are due after one year and which have fixed interest rates and have variable interest rates.

Loans maturing after one year with:
 Fixed interest rates                   $4,728    917
 Variable interest rates                 3,643    783
                                        ------  -----

   Total                                $8,371  1,700
                                        ======  =====

    The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1994 and 1995. Nonperforming loans consists of loans which have been placed on nonaccrual status or are past due more than ninety days with respect to principal or interest.

                                                         DECEMBER 31,
                                                    ----------------------
                                                          1994     1995
                                                          ----     ----
                                                       ($ In Thousands)

Loans accounted for on a nonaccrual basis (1)              $ 241    202
Accruing loans which are contractually past
 due 90 days or more as to principal or
 interest payments (1)                                        15    302
Other loans which are "troubled debt
 restructurings" (1)                                         -0-    -0-

    For the year ended December 31, 1995, for loans accounted for on a nonaccrual basis and other loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, the gross interest income that would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $19,127 and the amount of interest income on those loans that was included in net income for the period was $14,371.

    A loan is placed on non-accrual status when it is determined by management that full collection of principal and interest is unlikely.

    As of December 31, 1995, in the opinion of management, there are no additional problem loans of significance which are not now disclosed under information concerning non-accrual, past due and restructured loans.

    As of December 31, 1995, there are no loan concentrations exceeding 10% of total loans which are not otherwise disclosed previously as a category of loans.

    As of December 31, 1995, there are no other interest-bearing assets that would be required to be disclosed as nonaccrual, past due or restructured loans if such assets were loans.

------------------------------------------

(1)  There are no foreign loans.

Reserve For Possible Loan Losses
--------------------------------

    An allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, specific impaired loans and current economic conditions that may affect the borrowers' ability to pay.

    The reserve for possible loan losses was approximately 1.34% of outstanding loans at December 31, 1995 and 1.41% at December 31, 1994. The reserve increased to approximately $2,294,000 at December 31, 1995 from approximately $1,653,000 at December 31, 1994. Nonperforming loans decreased from approximately $241,000 at December 31, 1994 to approximately $202,000 at December 31, 1995, representing .12% of total loans. Management believes that the reserve for loan losses of approximately $2,294,000 at December 31, 1995 is adequate due to the $137,500 of charge offs in the year ended December 31, 1995 and the fact that approximately $128.1 million or 74.6% of the banks' loan portfolio consisted of loans secured by real estate and deposit accounts.

    The increase in the reserve from $1,653,000 at December 31, 1994 to $2,294,000 at December 31, 1995 included the effect of the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. The reserve for possible loan losses of Bainbridge as of January 1, 1995 was approximately $326,000.

    The following table sets forth an analysis of loss experience for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                               ------------------------
                                                                    1994       1995
                                                                   ------     ------
                                                                    (In Thousands)
Balance at beginning of period                                      $1,361   1,653
                                                                    ------   -----
Charge-Off's:
 Domestic:
   Commercial, financial and agricultural                                8      70
   Real estate - construction                                          -0-     -0-
   Real estate - mortgage                                               10      17
   Installment loans to individuals                                     56      51
   Loans secured by deposits                                           -0-     -0-
   Overdrafts                                                          -0-     -0-
 Foreign                                                               -0-     -0-
                                                                    ------   -----

                                                                        74     138
                                                                    ------   -----
Recoveries:
 Domestic:
   Commercial, financial and agricultural                                1       1
   Real estate, construction                                           -0-     -0-
   Real estate - mortgage                                                6      21
   Installment loans to individuals                                     29      45
   Loans secured by deposits                                           -0-     -0-
   Overdrafts                                                          -0-     -0-
 Foreign                                                               -0-     -0-
                                                                    ------   -----

                                                                        36      67
                                                                    ------   -----
Net Charge-Off's                                                        38      71
                                                                    ------   -----
Additions charged to operations                                        330     386
                                                                    ------   -----
Allowance for loan losses incident to
 acquisition of subsidiary effective
 January 1, 1995.                                                      -0-     326
                                                                    ------   -----
Balance at end of period                                            $1,653   2,294
                                                                    ======   =====
Ratio of net charge-off's during the period to
    average loans outstanding during the period                        .03%    .04%
                                                                    ======   =====

    The banks have allocated the reserve for possible loan losses according to the amounts deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below based on management's evaluation of the loan portfolio. The amounts and percentages of such components of the reserve for possible loan losses at December 31, 1994 and 1995 and the percent of loans in each category to total loans are presented below.

                                                 DECEMBER 31,
                               ------------------------------------------------
                                       1994                      1995
                               ----------------------  ------------------------
                                          PERCENT       PERCENT
                                          OF LOANS     OF LOANS
                                          IN EACH       IN EACH
                                        CATEGORY TO   CATEGORY TO
                               AMOUNT   TOTAL LOANS     AMOUNT     TOTAL LOANS
                               -------  ------------  -----------  ------------
                                               ($ In Thousands)
Domestic:
 Commercial, financial and
   agricultural                 $  273        16.02%          309        13.17%
 Real estate - construction         81         4.75           143         6.08
 Real estate - mortgage          1,047        61.50         1,555        66.25
 Installment loans to
   individuals                     252        14.73           287        12.22
 Loan secured by deposits          -0-         2.97           -0-         2.22
 Overdrafts                        -0-          .03           -0-          .06
Foreign                            -0-          .00           -0-          .00
Unallocated                        -0-          .00           -0-          .00
                                ------       ------         -----       ------

                                $1,653       100.00%        2,294       100.00%
                                ======       ======         =====       ======

--------------------------------------

(1) The balances for 1995 reflect the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. The reserve for possible loan losses of Bainbridge as of January 1, 1995 was approximately $326,000.

    The following table sets forth an analysis of the average amount outstanding and the average rate paid for all deposits for the categories and periods indicated.

                                        YEAR ENDED DECEMBER 31,
                               ------------------------------------------
                                       1994                  1995
                                      ------                ------
                                AVERAGE    AVERAGE    AVERAGE   AVERAGE
                                AMOUNT    RATE PAID   AMOUNT   RATE PAID
                               ---------  ----------  -------  ----------
                                            ($ In Thousands)
Deposits in domestic bank
 offices:
 Noninterest-bearing demand
   deposits                     $ 24,726        .00%   30,617        .00%
 Interest-bearing demand
   deposits                       37,615       2.75    51,247       5.27
 Savings deposits                  8,596       2.79    18,541       2.00
 Time deposits                    75,567       4.70   117,002       5.12
Deposits in foreign banking
 offices                             -0-        .00       -0-        .00
                                --------              -------
   Total                        $146,504              217,407
                                ========              =======

-----------------------------------------

(1) The balances for 1995 reflect the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. The deposit accounts of Bainbridge as of January 1, 1995 totalled approximately $56.8 million.

Deposit Maturities
------------------

    The principal sources of funds for the Banks' loans and investments are demand, time, savings and other deposits and borrowings. The Banks offer a variety of deposit accounts including checking and NOW accounts, savings and time accounts, certificates of deposit and money market accounts. As of December 31, 1995, total deposits were approximately $231.2 million compared to approximately $147.5 million at December 31, 1994. Of this increase, approximately $56.8 million was attributed to the acquisition of First Federal Savings Bank of Bainbridge effective January 1, 1995. Although, in some instances, time deposits greater than $100,000 may be more sensitive to changes in interest rates, substantially all the Banks' deposits are derived from within their primary service areas which management believes are not as interest rate sensitive as are more urban service areas. The Banks do not have any brokered deposits.

    The following table summarizes maturity information for time deposits greater than $100,000 at December 31, 1995.

                                       ($ In Thousands)
                                       ----------------

 Three months or less                      $ 5,917
 Over three through six months               9,155
 Over six through twelve months             16,735
 Over twelve months                          6,882
                                           -------

   Total                                   $38,689
                                           =======

Interest Rate Sensitivity
-------------------------

    The relative interest rate sensitivity of the Banks' assets and liabilities indicates the extent to which the Banks' net interest income may be affected by interest rate movements. The Banks' ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest-sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest-sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves.

The following table presents the interest sensitivity gap of the companies as of December 31, 1995.

                                                  OVER          OVER
                                    3           3 MONTHS       1 YEAR
                                  MONTHS         THROUGH       THROUGH    OVER
                                  OR LESS       12 MONTHS      5 YEARS   5 YEARS   TOTAL
                                 ---------   ---------------   -------   -------  -------
                                                  ($ In Thousands)
Interest-earning assets:
 Short-term deposits              $  2,134               707       496       -0-    3,337
 Loans                              66,660            17,385    43,156    44,321  171,522
 Investment securities               4,240            23,080    20,923    14,139   62,382
 Federal funds sold                  7,010               -0-       -0-       -0-    7,010
                                  --------           -------   -------    ------  -------
   Total interest-
     earning assets                 80,044            41,172    64,575    58,460  244,251
                                  --------           -------   -------    ------  -------

Interest-bearing liabilities:
 NOW, savings and money
   market accounts                  70,076               -0-       -0-       -0-   70,076
 Time deposits                      25,071            69,805    31,743       -0-  126,619
 Notes payable                       2,700               -0-       -0-       -0-    2,700
 Advances from Federal Home
  Loan Bank                          2,500               145     1,080     4,216    7,941
                                  --------           -------   -------    ------  -------
   Total interest-bearing
     liabilities                   100,347            69,950    32,823     4,216  207,336
                                  --------           -------   -------    ------  -------

Interest-sensitivity gap          $(20,303)          (28,778)   31,752    54,244   36,915
                                  ========           =======   =======    ======  =======

Cumulative interest
 sensitivity gap                  $(20,303)          (49,081)  (17,329)   36,915
                                  ========           =======   =======    ======

Impact of Inflation and Changing Prices
---------------------------------------

    The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets, such as property, plant and equipment, and inventories and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to change in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of the company's ability to react to changing interest rates. This information is presented in further detail in the section entitled "Average Yields Earned and Rates Paid".

ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

     The Company's offices are located in The Park Avenue Bank's main office at 3102 North Oak Street Extension, Valdosta, Georgia 31602, and its telephone number is (912) 242-7758.

     The Park Avenue Bank's business is conducted at the following locations:

     (1) Main Office - 3102 North Oak Street Extension, Valdosta, Georgia 31602;

     (2) Downtown branch - 124 West Hill Avenue, Valdosta, Georgia 31601; and

     (3) Francis Lake Shopping Center branch - Highway 376, Lake Park, Georgia 31636.

The Park Avenue Bank owns its Main Office, Downtown and Francis Lake branches.

     Farmers & Merchants Bank's business is conducted at 301 West 5th Street, Adel, Georgia 31620, which building it owns.

     First Federal Savings Bank of Bainbridge's business is conducted through two full-service offices located at 400 E. Shotwell Street, Bainbridge, Georgia 31717 and at 800 N. Broad Street, Cairo, Georgia 31728.

 ITEM 3.    LEGAL PROCEEDINGS.
            -----------------

     Neither the Company nor the Banks are a party to any pending legal proceedings, other than routine litigation incidental to each Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Banks.

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ---------------------------------------------------

     None.

                                 PART II
                                 -------

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     As of December 31, 1995, there were approximately 1,042 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock.

     The Company has declared and paid cash dividends on its common stock since 1983 (its first full year of operations). The Company paid cash dividends of $0.35 per share ($353,848 in the aggregate) in fiscal year 1993, $0.35 per share ($409,811 in the aggregate in the fiscal year 1994 and $.41 per share ($564,263 in the aggregate) in the fiscal year 1995. The foregoing per share amounts have been adjusted to reflect a two-for-one common stock split in 1993.

     The primary source of funds available for the payment of cash dividends by the Company are dividends from the Banks. The ability of the Banks to pay dividends are subject to the provisions of the Financial Institutions Code of Georgia, the rules of the Georgia Department of Banking and Finance and the rules and regulations of the Office of Thrift Supervision.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
        -----------------------------------------------------------


Results of Operations
---------------------

The Company, including operations of its subsidiary Banks, reported consolidated net income of $2,980,068 for the year ended December 31, 1995 compared to $1,945,174 for the year ended December 31, 1994. Net interest income after provision for loan losses was $9,905,592 and $6,780,999 for the years ended December 31, 1995 and 1994, respectively. The provision for loan losses was $385,500 and $330,000 for the years ended December 31, 1995 and 1994, respectively. Noninterest income totalled $2,120,871 and $1,378,540 for the years ended December 31, 1995 and 1994, respectively and noninterest expenses totalled $7,580,686 and $5,320,250 for the years ended December 31, 1995 and 1994, respectively.

The year ended December 31, 1995 represents the first period reflecting the operations of First Federal Savings Bank of Bainbridge (Bainbridge) which was acquired by the Company effective January 1, 1995. Net income of Bainbridge included in these financial statements for the year ended December 31, 1995 totalled $753,652. Net interest income after provision for loan losses was $2,526,912. The provision for loan losses was $115,500. Noninterest income totalled $585,920 and noninterest expenses totalled $1,942,579.

The following table summarizes the results of operations of the Company for the two years ended December 31, 1995.

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                       1994          1995
                                                   -------------  ----------
                                                        (In Thousands)

Interest income                                         $12,192      19,911
Interest expense                                         (5,081)     (9,620)
                                                        -------      ------
Net interest income                                       7,111      10,291
Provision for loan losses                                  (330)       (385)
Noninterest income                                        1,378       2,121
Noninterest expense                                      (5,320)     (7,581)
                                                        -------      ------
Income before taxes                                       2,839       4,446
Income taxes                                               (894)     (1,466)
                                                        -------      ------

Net income                                              $ 1,945       2,980
                                                        =======      ======

Return on assets (net income divided by average
 total assets)                                             1.16%       1.20%

Return on equity (net income divided by average
 equity)                                                  12.50%      13.29%

Dividend payout ratio (dividends declared per
 share divided by net income per share)                   20.59%      19.16%

Equity to assets ratio (average equity divided
 by average total assets)                                  9.26%       9.02%


Comparison of Years Ended December 31, 1995 and 1994
----------------------------------------------------

Operations for the year ended December 31, 1995 resulted in a net income of approximately $2,980,000 compared to a net income of approximately $1,945,000 for the year ended December 31, 1994.

Interest Income
---------------

Total interest income increased approximately $7,719,000 ($5,419,000 from Bainbridge) for 1995 compared to 1994. This increase is attributed to the factors explained in the following paragraphs.

Interest earned on loans increased from approximately $10,020,000 in 1994 to approximately $15,984,000 in 1995, an increase of $5,964,000. This increase was the combined effect of an increase in the average loan portfolio balance from approximately $111.7 million in 1994 to $163.8 million in 1995 and an increase in the rate earned on the loan portfolio from 8.97% in 1994 to 9.76% in 1995.

Interest earned on taxable investment securities increased from approximately $1,639,000 in 1994 to approximately $3,275,000 in 1995, an increase of $1,636,000. This increase was the combined effect of an increase in the average taxable investment portfolio balance from approximately $30.8 million in 1994 to approximately $53.0 million in 1995 and an increase in the rate earned on the taxable investment portfolio from 5.31% in 1994 to 6.18% in 1995.

Interest earned on nontaxable investment securities decreased from approximately $177,000 in 1994 to approximately $157,000 in 1995, a decrease of $20,000. This decrease was the effect of a decrease in the rate earned on the nontaxable investment portfolio from 6.56% in 1994 to 5.78% in 1995. The average nontaxable investment portfolio balance was unchanged at $2.7 million.

Interest earned on interest-bearing deposits in banks increased from approximately $151,000 in 1994 to approximately $188,000 in 1995, an increase of $37,000. This increase was the net effect of an increase in the average interest-bearing deposits balance from $3.1 million in 1994 to $4.0 million in 1995 and a decrease in the rate earned on the interest-bearing deposits from 4.91% in 1994 to 4.70% in 1995.

Interest earned on federal funds sold increased from approximately $206,000 in 1994 to approximately $307,000 in 1995, an increase of $101,000. This increase was the combined effect of an increase in the average federal funds sold balance from approximately $4.9 million in 1994 to approximately $5.6 million in 1995 and an increase in the rate earned on the federal funds sold from 4.19% in 1994 to 5.50% in 1995.

Interest Expense
----------------

Total interest expense increased approximately $4,539,000 ($2,776,000 from Bainbridge) in 1995 compared to 1994. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $121.8 million in 1994 to approximately $186.8 million in 1995 and an increase in the average rate paid on deposits from 3.96% in 1994 to 4.85% in 1995. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $4,827,000 for the year ended December 31, 1994 to approximately $9,062,000 for the year ended December 31, 1995, an increase of $4,235,000 ($2,617,000 from Bainbridge). The increase in interest-bearing deposits came from the local communities served by the Banks.

All other interest expense consisting principally of interest on notes and mortgages payable, increased from approximately $254,000 for the year ended December 31, 1994 to approximately $558,000 for the year ended December 31, 1995, an increase of $304,000 ($159,000 from Bainbridge). This increase was the combined effect of an increase in the average balance of Federal Home Loan Bank advances from approximately $4.5 million in 1994 to approximately $6.6 million in 1995 and an increase in the average rate from 5.69% in 1994 to 5.89% in 1995. These advances were to match fund mortgage loans made. Additionally, on December 31, 1994, the Company borrowed $2 million from a correspondent bank to provide funds to partially fund the acquisition of First Federal Savings Bank of Bainbridge effective January 1, 1995. The interest rate is the prime rate less
 .50% subject to a ceiling of 9.50% until July 1, 1999. Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. During the year ended December 31, 1995, the Company increased this indebtedness by a net of $700,000. This increase was to partially fund the acquisition of 61,553 shares of treasury stock for approximately $1.5 million.

Provision for Loan Losses
-------------------------

The provision for loan losses for the year ended December 31, 1995 as compared to 1994 increased approximately $55,000. The balance of the allowance for loan losses was approximately $2,294,000 ($434,000 from Bainbridge) at December 31, 1995 and approximately $1,653,000 at December 31, 1994. Actual loan charge-offs net of recoveries were approximately $71,000 for the year ended December 31, 1995 and approximately $38,000 for the year ended December 31, 1994. Non-accrual loans were approximately $202,000 at December 31, 1995 as compared to $241,000 at December 31, 1994. Loans ninety days or more past due and still accruing amounted to approximately $302,000 at December 31, 1995 and $15,000 at December 31, 1994. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged-off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy, specific impaired loans and other relevant factors.

Non-Interest Income
-------------------

The following table presents the principal components of non-interest income for the years ended December 31, 1994 and 1995.

                                                                  YEAR ENDED DECEMBER 31,
                                                                 ------------------------
                                                                   1994         1995
                                                                 -------       ------
                                                                       (In Thousands)

  Service charges on deposit accounts                                 $1,048   1,369
  Insurance commissions                                                   26      42
  Equity in earnings of unconsolidated subsidiary                        -0-     179
  Securities gains (losses)                                              (63)    135
  Gain (loss) on sale of loans                                           -0-      33
  Gain on sale of other real estate                                        2      (2)
  Gain (loss) on sale of assets                                            2      (1)
  Other income                                                           363     366
                                                                      ------   -----

    Total Non-interest Income                                         $1,378   2,121
                                                                      ======   =====

Non-interest income for the year ended December 31, 1995 as compared to 1994, increased approximately $743,000 ($586,000 from Bainbridge). Service charges on deposit accounts for the year ended December 31, 1995 as compared to 1994 increased approximately $321,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges and the acquisition of Bainbridge. Securities gains for the year ended December 31, 1995 as compared to 1994 increased approximately $198,000. Equity in earnings of unconsolidated subsidiary of approximately $179,000 represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is 50% owned by First Federal Savings Bank of Bainbridge, which was acquired by the Company effective January 1, 1995. All other income increased from approximately $393,000 for the year ended December 31, 1994 to approximately $438,000 in 1995.

Noninterest Expenses
--------------------

The following table presents the principal components of noninterest expenses for the years ended December 31, 1994 and 1995:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                         1994     1995
                                                        ------   ------
                                                         (In Thousands)
  Compensation                                           $2,398  3,406
  Other personnel expenses                                  575    817
  Occupancy expense of bank premises                        267    362
  Furniture and equipment expense                           433    713
  Federal deposit insurance                                 325    301
  Postage and courier services                              123    195
  Supplies                                                  157    251
  Amortization                                               24    108
  Other operating expenses                                1,018  1,428
                                                         ------  -----

    Total Noninterest Expenses                           $5,320  7,581
                                                         ======  =====

Noninterest expenses for the year ended December 31, 1995 as compared to 1994, increased approximately $2,261,000 ($1,943,000 from Bainbridge) or 42.5%. Compensation and other personnel expenses increased approximately $1,250,000

($972,000 from Bainbridge) reflecting an increase in the number of employees, in wage levels and in the cost of employee benefits. Amortization increased $84,000 representing amortization of goodwill related to the Bainbridge acquisition. All other expenses increased approximately $927,000 ($886,000 from Bainbridge) or 39.9%. The increases were primarily attributed to a larger volume of business.

Income Taxes
------------

The effective tax rate for the year ended December 31, 1994 was 31.5% compared to 33.0% for the year ended December 31, 1995.

Interest Rate Sensitivity
-------------------------

As of December 31, 1995, the Company has a negative interest-sensitivity gap up to one year in the amount of $49.0 million. Thereafter, the Company has a positive interest-sensitivity gap. Within one year, a falling rate environment of 115 basis points would result in a reduction in interest income of approximately $408,000 and net interest income of approximately $126,000.
Within one year, an increasing rate environment of 160 basis points would result in an increase in interest income of approximately $1,467,000 and an increase in net interest income of approximately $80,000. Beyond one year, due to the positive interest-sensitivity gap, further increases in rates would result in increases in net interest income and decreases in rates would result in decreases in net interest income.

Financial Condition
-------------------

The Company, including its subsidiary Banks, reported consolidated total assets of approximately $267.1 million ($74.6 million from Bainbridge) at December 31, 1995 and $172.9 million at December 31, 1994 representing an increase of approximately $94.2 million for the year ended December 31, 1995. After the acquisition of Bainbridge effective January 1, 1995, deposit growth exceeded loan growth as deposits increased approximately $26.9 million and loans increased approximately $17.4 million. Additionally, funds were provided by operations of $3.6 million, sale of stock of $.3 million, Federal Home Loan Bank advances of $3.3 million, advances on other long-term debt of $.7 million and decrease in interest-bearing deposits of $2.7 million. These funds were used to purchase additional bank premises and equipment of $1.5 million, pay dividends of $.3 million, increase investments by $8.2 million, increase cash by $.7 million, increase cash value of life insurance by $.4 million, decrease federal funds purchased by $.9 million, increase federal funds sold by $6.6 million and acquire treasury stock of $1.5 million. The growth in loans and deposits is attributable to several factors including growth in the customer base due to the business development efforts of and changes in the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the subsidiary banks. The increase in cash value of life insurance was attributed to the acquisition of single deposit life insurance policies on certain key employees added to the deferred compensation plan which was established in 1994. While the benefits to be paid pursuant to the plan are to be funded from the general assets of the Company, the life insurance policies provide the primary funding source. The balance of such cash values at December 31, 1995 was approximately $1,513,000.

The subsidiary, Farmers & Merchants Bank, has a new main banking facility under construction that will be occupied in January 1996 at a cost of approximately $1,282,000 excluding the cost of land of approximately $445,000 acquired in 1994. Approximately $934,000 of the building and fixtures cost was incurred in 1995.

The changes in interest rates as previously discussed are reflective of interest rates in general and market conditions including competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

The Company's capital to assets ratio as of December 31, 1995 and 1994 was 8.75% and 9.50%, respectively.

In 1988, the Bank regulatory agencies adopted risk-based capital guidelines which were phased in between 1990 and 1992. Such guidelines establish a uniform minimum capital level as a percentage of risk-weighted assets plus off-balance sheet exposures. Under the guidelines, one of four risk weights is applied to the different balance sheet assets, primarily based on the relative credit risk of the counter party. Off-balance sheet items, such as loan commitments, are also applied a risk weight, after applying one of four credit conversion factors to these items to determine a balance sheet equivalent amount. The credit conversion factors are primarily based on the likelihood of the off-balance sheet item becoming an asset. The risk weights and credit conversion factors are 0%, 20%, 50% and 100%.

There are two categories of capital under the guidelines. Tier one capital includes common stockholders' equity and qualifying preferred stock, less certain intangible assets (substantially goodwill). Tier two capital generally includes preferred stock not qualifying as tier one capital, mandatory convertible debt, subordinated and unsecured senior debt and the allowance for loan losses, all subject to limitations by the guidelines. Tier two capital is limited to the amount of tier one capital.

The guidelines require a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of tier one capital.

In early 1990, regulators proposed a new minimum leverage ratio which would represent the minimum capital to total assets standards for banking organizations. The minimum leverage ratio is 3% for the highest rated organizations which are not undertaking significant expansion programs. An additional 1% to 2% may be required, depending on a bank's regulatory ratings and expansion plans. The ratio consists of tier one capital based on the 1992 risk-based capital guidelines, divided by total assets (excluding intangible assets that were deducted to arrive at tier one capital).

The following table presents the Banks' capital ratios as of December 31, 1995 on a consolidated basis compared to the required ratios as of that date.

                                                              CONSOLIDATED
                                                          --------------------
                                                           MINIMUM
                                                           REQUIRED
                                                            RATIO     ACTUAL
                                                          ---------   ------

  Leverage capital
    ratio                                                     4.00%    9.09
  Tier one capital
    to "risk-
    weighted"
    assets                                                    4.00    14.80
  Tier two capital
    to "risk-
    weighted"
    assets                                                    8.00    16.05

While the capital requirements for the Company's thrift subsidiary (First Federal Savings Bank of Bainbridge) differs somewhat from those of commercial banks, Bainbridge's capital ratios are well in excess of the minimum requirements.

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At December 31, 1995, the Banks' cash and due from banks were approximately $8.8 million (after reduction for their required reserves of $1.0 million), their short-term deposits with financial institutions were $3.3 million, and their federal funds sold were $7.0 million. The effect of the required reserves is to reduce available liquidity. All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately $62.8 million at December 31, 1995, can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of $26.3 million were pledged as of December 31, 1995.

The Banks' funding needs are based primarily on the volume of lending. The primary funding source is from new deposits. The Banks seek to attract new deposits by paying rates of interest on deposit accounts which are competitive in their respective primary service areas. The Banks generally do not pay brokers' commissions in connection with the obtaining of deposits or have deposits outside the primary service area. The Banks do not pay premiums to attract deposits. As of December 31, 1995, the average cost for deposit liabilities was approximately 5.3%. The Banks continue to expect that new deposits will serve as its primary funding source.

The Banks also have the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $7.9 million at December 31, 1995 at an average rate of 5.9%.

The average loan to deposit ratio for the Company at December 31, 1995 was 74.2% compared to 79.4% at December 31, 1994.

Effective January 1, 1995, the Company acquired 100% of the outstanding stock of First Federal Savings Bank of Bainbridge for the sum of $8,029,606 consisting of cash of $3,888,086 and 207,076 shares of additional Company stock. The cash requirements were partially funded by a loan from a correspondent bank in the amount of $2.0 million as previously discussed under "interest expense".

Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations including recommendations by regulatory authorities which would have such an effect.

 ITEM 7.    FINANCIAL STATEMENTS.
            --------------------

     The financial statements, notes thereto and auditor's report thereon included on the following pages are incorporated herein by reference.

                   Index to Consolidated Financial Statements
                   ------------------------------------------


Financial Statements                                    Page
--------------------                                    ----

Independent Auditor's Report............................ 39

Consolidated Balance Sheets............................. 40

Consolidated Statements of Income....................... 41

Consolidated Statement of Stockholders' Equity.......... 42

Consolidated Statements of Cash Flows................... 43

Notes to Financial Statements........................... 44


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors and Stockholders
PAB Bankshares, Inc. and Subsidiaries
Valdosta, Georgia


We have audited the accompanying consolidated balance sheets of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Stewart, Fowler & Stalvey, P.C.
-----------------------------------


Valdosta, Georgia
January 25, 1996

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                     ASSETS
                                     ------

                                                                                                          DECEMBER 31,
                                                                                                    -------------------------
                                                                                                        1995         1994
                                                                                                    ------------  -----------
Cash and Cash Equivalents:
 Cash and due from banks                                                                            $  9,781,601   12,438,797
 Interest-bearing deposits in other banks                                                              2,133,269          -0-
 Federal funds sold                                                                                    7,010,000      370,000
                                                                                                    ------------  -----------
   Total Cash and Cash Equivalents                                                                    18,924,870   12,808,797
Time Deposits                                                                                          1,203,400    1,883,000
Investment Securities (Fair value of $62,752,370 in 1995 and $33,029,259 in 1994), Notes 1 and 2      62,690,720   33,098,361
Investment in Unconsolidated Subsidiary, Notes 1 and 15                                                  135,180          -0-
Loans, Net of Allowance for Loan Losses ($2,293,723 - 1995; $1,653,135 - 1994)
 and Unearned Interest, Notes 1, 4, 5 and 12                                                         169,228,734  115,498,973
Bank Premises and Equipment, Notes 1 and 3                                                             6,517,731    4,249,057
Property Acquired in Settlement of Loans and Other Real Estate Owned:
 Land at site of former banking facility of subsidiary, Note 1                                           125,000      125,000
 Land held for future development, Note 1                                                                366,790      366,790
 Property acquired in settlement of loans, Note 1                                                        443,378       70,637
Accrued Interest Receivable                                                                            3,033,991    2,088,010
Cash Value of Life Insurance, Note 8                                                                   1,541,454    1,159,073
Goodwill, Note 1                                                                                       2,374,074      383,314
Other Assets, Note 1                                                                                     502,997    1,167,776
                                                                                                    ------------  -----------

 Total Assets                                                                                       $267,088,319  172,898,788
                                                                                                    ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits:
 Demand                                                                            $ 34,530,746    25,213,139
 NOW                                                                                 52,883,974    38,026,597
 Savings                                                                             17,192,176     8,435,158
 Time, $100,000 and over                                                             38,688,794    24,232,725
 Other time                                                                          87,929,786    51,604,139
                                                                                   ------------   -----------
                                                                                    231,225,476   147,511,758

Federal Funds Purchased                                                                     -0-       870,000
Notes Payable, Note 5                                                                 2,700,000     2,000,000
Advances from Federal Home Loan Bank, Note 6                                          7,941,073     4,629,167
Accrued Interest                                                                        680,618       416,153
Advance Payments by Borrowers for Taxes and Insurance                                   207,765         5,556
Dividends Payable                                                                       149,149       409,811
Income Taxes, Notes 1 and 9:
 Current                                                                                 24,235        16,477
Other Liabilities, Note 8                                                               781,272       610,857
                                                                                   ------------   -----------

  Total Liabilities                                                                 243,709,588   156,469,779
                                                                                   ------------   -----------

Stockholders' Equity:
 Common stock, no par value, 4,000,000 shares authorized,
  1,417,002 shares (1994 - 1,170,888) issued and 1,355,904
  shares (1994 - 1,170,888) outstanding                                               1,263,745     1,263,745
 Additional paid in capital                                                          14,744,822     9,793,831
 Retained earnings                                                                    8,646,738     6,230,933
 Unrealized gains (losses) on available-for-sale securities, net of applicable
  deferred income taxes                                                                 184,469      (859,500)
                                                                                   ------------   -----------
                                                                                     24,839,774    16,429,009
 Treasury stock, at cost (61,098 shares)                                             (1,461,043)          -0-
                                                                                   ------------   -----------
                                                                                     23,378,731    16,429,009

  Total Liabilities and Stockholders' Equity                                       $267,088,319   172,898,788
                                                                                   ============   ===========

Note: The accompanying notes to financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                       --------------------------
                                                           1995          1994
                                                       -------------  -----------
Interest Income:
Interest and fees on loans, Note 1                      $15,983,592   10,019,829
Interest on investment securities:
 Taxable                                                  3,274,970    1,638,980
 Tax exempt                                                 156,767      176,847
Interest on federal funds sold                              307,144      206,049
Interest on deposits in banks                               188,201      150,573
                                                        -----------   ----------

 Total                                                   19,910,674   12,192,278
                                                        -----------   ----------

Interest Expense:
Interest on deposits                                      9,061,588    4,826,852
Interest on federal funds purchased                           2,204          184
Interest on notes and mortgages, Notes 5 and 6              165,125          -0-
Interest on advances from Federal Home Loan Bank            390,665      254,243
                                                        -----------   ----------

 Total                                                    9,619,582    5,081,279
                                                        -----------   ----------

Net Interest Income                                      10,291,092    7,110,999

Provision for Loan Losses, Notes 1 and 4                    385,500      330,000
                                                        -----------   ----------

Net Interest Income After Provision for Loan Losses       9,905,592    6,780,999
                                                        -----------   ----------

Other Income:
Service charges on deposit accounts                       1,368,596    1,048,456
Insurance commissions                                        42,173       26,484
Equity in earnings of unconsolidated subsidiary             179,232          -0-
Gain (Loss) on sale of loans                                 32,931          -0-
Gain (Loss) on sale of other real estate                     (1,935)       2,369
Gain (Loss) on sale of assets                                (1,323)       1,750
Securities gains (losses), Note 1                           135,440      (62,574)
Other income                                                365,757      362,055
                                                        -----------   ----------

 Total                                                    2,120,871    1,378,540
                                                        -----------   ----------

Other Expenses:
Compensation                                              3,405,881    2,398,417
Other personnel expenses, Notes 7 and 8                     817,263      575,109
Occupancy expense of bank premises                          361,421      267,112
Furniture and equipment expense                             712,616      432,606
Federal deposit insurance                                   301,261      325,056
Postage and courier services                                195,350      123,491
Supplies                                                    250,671      156,565
Amortization, Note 1                                        107,903       23,957
Other operating expenses                                  1,428,320    1,017,937
                                                        -----------   ----------

 Total                                                    7,580,686    5,320,250
                                                        -----------   ----------

Income Before Income Taxes                                4,445,777    2,839,289

Income Taxes, Notes 1 and 9                               1,465,709      894,115
                                                        -----------   ----------

Net Income                                              $ 2,980,068    1,945,174
                                                        ===========   ==========

Earnings Per Share, Note 1                                    $2.14         1.70
                                                        ===========   ==========

Note: The accompanying notes to financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------


                                                                          UNREALIZED
                                                                            GAINS
                                                                         (LOSSES) ON
                                                                          AVAILABLE-
                                                                           FOR-SALE
                                                                          SECURITIES,
                                                                             NET OF
                                                 ADDITIONAL                APPLICABLE
                                     COMMON       PAID IN      RETAINED     DEFERRED      TREASURY
                                      STOCK       CAPITAL      EARNINGS   INCOME TAXES     STOCK        TOTAL
                                   -----------  ------------  ----------  -------------  ----------  -----------

Balances, December 31, 1993         $1,263,745    6,646,224   4,695,570        (81,733)        -0-   12,523,806

Issuance of 150,000
 shares at $20, less
 stock issuance cost of $40,338            -0-    2,959,662         -0-            -0-         -0-    2,959,662

Issuance of 9,891.893
 shares at $19
 through dividend
 reinvestment plan                         -0-      187,945         -0-            -0-         -0-      187,945

Net Income                                 -0-          -0-   1,945,174            -0-         -0-    1,945,174

Dividends                                  -0-          -0-    (409,811)           -0-         -0-     (409,811)

Acquisition of 1,087
 shares of treasury stock                  -0-          -0-         -0-            -0-      22,320      (22,320)

Sale of 1,087 shares
 of treasury stock                         -0-          -0-         -0-            -0-     (22,320)      22,320

Change in unrealized gains
 and losses on available-
 for-sale securities, net
 of applicable deferred
 income taxes                              -0-          -0-         -0-       (777,767)        -0-     (777,767)
                                    ----------   ----------   ---------      ---------   ---------   ----------

Balances, December 31, 1994          1,263,745    9,793,831   6,230,933       (859,500)        -0-   16,429,009

Issuance of 207,076
 shares at $20 to
 acquire First
 Federal Savings
 Bank of Bainbridge                        -0-    4,141,520         -0-            -0-         -0-    4,141,520

Issuance of 2,488 shares
 at $20 to directors in
 lieu of fees                              -0-       49,760         -0-            -0-         -0-       49,760

Issuance of 36,550
 shares at average of
 $20.82 through dividend
 reinvestment plan and
 common stock purchase plan                -0-      761,028         -0-            -0-         -0-      761,028

Net Income                                 -0-          -0-   2,980,068            -0-         -0-    2,980,068

Dividends                                  -0-          -0-    (564,263)           -0-         -0-     (564,263)

Acquisition of 62,974
 shares of treasury stock                  -0-          -0-         -0-            -0-   1,503,046   (1,503,046)

Sale of 1,876 shares of
 treasury stock                            -0-       (1,317)        -0-            -0-     (42,003)      40,686

Change in unrealized gains
 and losses on available-
 for-sale securities, net
 of applicable deferred
 income taxes                              -0-          -0-         -0-      1,043,969         -0-    1,043,969
                                    ----------   ----------   ---------      ---------   ---------   ----------

Balances, December 31, 1995         $1,263,745   14,744,822   8,646,738        184,469   1,461,043   23,378,731
                                    ==========   ==========   =========      =========   =========   ==========

Note: The accompanying notes to financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                            ---------------------------
                                                                                                1995           1994
                                                                                            -------------  ------------
Cash Flows From Operating Activities:
 Net income                                                                                 $  2,980,068     1,945,174
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  350,139       257,338
   Deferred income taxes                                                                        (161,225)     (119,505)
   Provision for loan losses                                                                     385,500       330,000
   Amortization                                                                                  107,903        23,957
   Amortization (accretion) of subsidiary acquisition adjustments                               (187,081)          -0-
   (Gain) loss on sale of assets                                                                  (4,815)       (1,750)
   (Gain) loss on sale of loans                                                                  (32,931)          -0-
   (Gain) loss on sale of other real estate owned                                                  1,935        (2,369)
   Securities (gains) losses                                                                    (135,440)       62,574
   Minority interests                                                                                397           425
   Equity in earnings of unconsolidated subsidiary                                              (179,232)          -0-
   Dividend received from unconsolidated subsidiary                                              165,000           -0-
 Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                           (457,594)     (445,494)
   Increase (decrease) in accrued interest payable                                               249,591        90,191
   (Increase) decrease in other assets                                                           432,017      (322,620)
   Increase (decrease) in income taxes payable                                                     7,758        16,477
   Increase (decrease) in other liabilities                                                     (134,976)      370,636
                                                                                            ------------   -----------
 Net cash provided (used) by operating activities                                              3,387,014     2,205,034
                                                                                            ------------   -----------
Cash Flows From Investing Activities:
 Capital expenditures                                                                         (1,466,487)     (391,071)
 Proceeds from sale of assets                                                                     26,952         9,950
 (Increase) decrease in time deposits                                                          1,386,119     2,466,000
 (Increase) decrease in loans                                                                (17,418,217)  (10,245,606)
 Purchase of life insurance policies/increase in cash value                                     (382,381)     (251,745)
 Principal payments on mortgage-backed securities                                                736,999        70,725
 Purchase of available-for-sale securities                                                   (20,725,368)  (16,202,690)
 Purchase of held-to-maturity securities                                                        (530,000)   (1,514,553)
 Proceeds from maturity of held-to-maturity securities                                           100,000       170,000
 Proceeds from calls of held-to-maturity securities                                               86,946     1,285,954
 Proceeds from sales of available-for-sale securities                                          4,753,176       988,438
 Proceeds from maturities of available-for-sale securities                                     5,900,000    10,818,106
 Proceeds from calls of available-for-sale securities                                          1,755,093           -0-
 Cash disbursed to acquire First Federal Savings Bank                                         (3,901,055)          -0-
 Cash and cash equivalent assets received upon acquisition of First Federal Savings Bank       3,915,646           -0-
                                                                                            ------------   -----------
 Net cash provided (used) by investing activities                                            (25,762,577)  (12,796,492)
                                                                                            ------------   -----------
Cash Flows From Financing Activities:
 Proceeds of additional long-term indebtedness                                                 1,200,000     2,000,000
 Proceeds of additional stock issued                                                             251,034     3,147,607
 Increase (decrease) in time deposits                                                         21,530,360       657,225
 Increase (decrease) in other deposits                                                         5,350,532       444,661
 Advances from Federal Home Loan Bank                                                         12,350,000     1,567,500
 Payments on long-term indebtedness                                                           (9,538,094)     (369,992)
 Dividends paid                                                                                 (314,931)     (353,849)
 Acquisition of treasury stock                                                                (1,503,046)      (22,320)
 Proceeds from sale of treasury stock                                                             40,686        22,320
 Increase (decrease) in federal funds purchased                                                 (870,000)      870,000
 Increase in advance payments by borrowers for taxes and insurance                                (4,905)          -0-
                                                                                            ------------   -----------
 Net cash provided (used) by financing activities                                             28,491,636     7,963,152
                                                                                            ------------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                           6,116,073    (2,628,306)
Cash and Cash Equivalents at Beginning of Period                                              12,808,797    15,437,103
                                                                                            ------------   -----------
Cash and Cash Equivalents at End of Period                                                  $ 18,924,870    12,808,797
                                                                                            ============   ===========
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
 Interest                                                                                   $  9,369,991     4,991,088
                                                                                            ============   ===========
 Income taxes                                                                               $  1,567,580       974,860
                                                                                            ============   ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale             $ (1,619,719)    1,220,540
                                                                                            ============   ===========
Stock issued to directors in payment of fees, stock issued through dividend
 reinvestment plan and stock issued to acquire First Federal Savings Bank                   $  4,701,274       187,945
                                                                                            ============   ===========

Note: The accompanying notes to financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of operations: PAB Bankshares, Inc. is engaged in the activity of providing traditional banking services through its banking subsidiaries consisting of The Park Avenue Bank (Valdosta, Georgia), the Farmers and Merchants Bank (Adel, Georgia) and First Federal Savings Bank of Bainbridge (Bainbridge, Georgia). Park Avenue Bank and Farmers and Merchants Bank are state chartered banks and First Federal Savings Bank of Bainbridge is a federally chartered thrift institution. The Banks primarily grant agribusiness, commercial, consumer and real estate loans with a market area that includes predominately Lowndes County, Cook County, Decatur County and Grady County and the immediate outlying areas. The composition of the Banks' loan portfolio is detailed in Note 4 of these financial statements. The Banks limit investment securities to U.S. Treasury obligations, obligations of other U.S. Government agencies and corporations, obligations of state and political subdivisions and selected mutual funds. The Banks also purchase time deposits with other banks in denominations generally not exceeding $100,000 per bank and sells federal funds to major correspondent banks. Through First Federal Savings Bank of Bainbridge, PAB Bankshares, Inc. also owns one-half of the issued and outstanding stock of an unconsolidated service corporation subsidiary, Empire Financial Services, Inc., which is primarily engaged in the origination and servicing of commercial real estate loans.

Consolidated financial statements: The accompanying 1995 consolidated financial statements include the accounts of PAB Bankshares, Inc. and its subsidiaries consisting of Park Avenue Bank (100% owned), Farmers & Merchants Bank (99.9% owned) and First Federal Savings Bank of Bainbridge (100% owned effective January 1, 1995). The accompanying 1994 consolidated financial statements include the accounts of PAB Bankshares, Inc. and its subsidiaries consisting of Park Avenue Bank and Farmers and Merchants Bank. Intercompany transactions and balances have been eliminated in consolidation.

Investment securities: Effective January 1, 1994, debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Other securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is determined using the specific identification method.

Bank premises and equipment and related depreciation: Depreciation of bank premises and equipment is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs, removals and betterments which do not materially prolong the useful lives of the assets are charged to income as incurred. The cost of property retired or sold, and the related accumulated depreciation, is removed from the accounts, and any gain or loss, after taking into consideration proceeds from sale, is transferred to income.

---------------------------------------------------------------

Loans and allowance for losses on loans: Loans are stated at the amount of unpaid principal, reduced by unearned interest and an allowance for loan losses. Unearned interest on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The Banks provide for possible loan losses in amounts based upon management's evaluation of the collectibility of loans and other relevant factors including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Accrual of interest is discontinued when management believes that the borrowers' financial condition is such that collection of interest is doubtful.

Loan fees: For longer term loans secured by real estate that are originated and retained in the Banks' loan portfolios, loan origination fees and certain direct loan origination cost are deferred and amortized to interest income over the contractual life of the loan using the interest method. For other loans, fees are included in income as charged to the customer and the direct costs of origination are expensed as incurred. Such method of accounting for loan fees is in conformity with generally accepted accounting principles in all material respects.

Other real estate owned: Real estate acquired in settlement of loans is initially recorded at market value at acquisition less estimated costs to sell and subsequently carried at the lower of cost or market value less estimated costs to sell. Costs related to holding and maintaining real estate are charged to operations and costs relating to improvement of the real estate are capitalized. Land acquired and held for future development is carried at cost.

Amortization: Goodwill is being amortized over a twenty-five year period by the straight-line method. The Company continually reviews goodwill and other intangible assets on an objective and subjective basis for any impairment which might effect the carrying value or remaining life of the intangible asset. Subjective factors considered include the legal and regulatory environment, demand, competition and other economic factors. On an objective basis, the Company computes the discounted present value of projected subsidiary net income and compares the result with the carrying value of goodwill. If the carrying value exceeds the discounted present value of projected net income, the Company records a write-down or reduces the remaining period of amortization. To date, the Company has not had to make any such adjustments.

Earnings per share: Earnings per share are computed on the weighted average number of shares outstanding. Weighted average shares used in the computation of earnings per share were as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
                                                       1,390,400     1,146,576
                                                      ==========    ==========

---------------------------------------------------------------

Income taxes: Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. At December 31, 1995 and 1994, other assets included a deferred income tax charge of $324,214 and $769,681, respectively.

Cash and cash equivalents: For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal Funds sold.

Investment in unconsolidated subsidiary: Investment in unconsolidated subsidiary is accounted for under the equity method.

Off balance sheet financial instruments: In the ordinary course of business, the Banks have entered into off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain significant estimates: Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of allowances for losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for losses on loans and foreclosed real estate. Such agencies may require the Banks to recognize additions to the allowances based on their judgements about information available to them at the time of their examination. It is at least reasonably possible that the allowances for losses on loans and foreclosed real estate may change in the near term.

Fair values of financial instruments: Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all

---------------------------------------------------------------

nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

 Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

 Time deposits: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

 Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

 Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgements regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

 Deposits: The fair values disclosed for demand deposits (for example, checking accounts, interest-bearing checking accounts and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

 Short-term borrowings, notes payable and advances from Federal Home Loan Bank:
 The carrying amounts of short-term borrowings, notes payable and advances from the Federal Home Loan Bank approximate their fair values.

 Other liabilities: Commitments to extend credit were evaluated and fair value was estimated using the terms for similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Note 2 - Investment Securities
------------------------------

Investment securities are carried in the accompanying balance sheets as follows:

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1995         1994
                                                                        -----------  ----------

Available-for-sale                                                      $61,081,203  30,467,795
Held-to-maturity                                                          1,609,517   2,630,566
                                                                        -----------  ----------
                                                                        $62,690,720  33,098,361
                                                                        ===========  ==========

Securities available-for-sale consist of the following:
---------------------------------------------------------

As of December 31, 1995:

                                                                          GROSS         GROSS
                                                            AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                              COST         GAINS       LOSSES      VALUE
                                                           -----------  -----------  ----------  ----------

U.S. Treasury Obligations                                  $16,226,838      125,939      14,310  16,338,467
Obligations of other U.S.
 Government agencies and
 corporations                                               30,298,722      312,059     142,707  30,468,074
Obligations of state and
 political subdivisions                                      1,191,007       23,893      35,274   1,179,626
Mortgage backed securities                                  10,311,887      321,461     121,222  10,512,126
Domestic corporate notes                                       399,465        2,935         -0-     402,400
Federal Home Loan Bank
 stock                                                       1,188,100          -0-         -0-   1,188,100
Mutual Funds                                                 1,000,000          -0-     164,058     835,942
Georgia Bankers Bank stock                                      50,000          -0-         -0-      50,000
Other stock                                                    106,468          -0-         -0-     106,468
                                                           -----------  -----------  ----------  ----------

                                                           $60,772,487      786,287     477,571  61,081,203
                                                           ===========  ===========  ==========  ==========

As of December 31, 1994:

                                                                          GROSS        GROSS
                                                            AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                              COST         GAINS       LOSSES      VALUE
                                                           -----------  -----------  ----------  ----------

U.S. Treasury Obligations                                  $16,535,558          -0-     481,992  16,053,566
Obligations of other U.S.
 Government agencies and
 corporations                                               10,374,370        4,196     496,351   9,882,215
Mortgage backed securities                                   3,012,930          -0-     128,501   2,884,429
Federal Home Loan Bank
 stock                                                         691,800          -0-         -0-     691,800
Mutual Funds                                                 1,025,000          -0-     199,884     825,116
Georgia Bankers Bank stock                                      50,000          -0-         -0-      50,000
Other stock                                                     80,669          -0-         -0-      80,669
                                                           -----------  -----------  ----------  ----------

                                                           $31,770,327        4,196   1,306,728  30,467,795
                                                           ===========  ===========  ==========  ==========

------------------------------------------

Securities held-to-maturity consist of the following:
-----------------------------------------------------

As of December 31, 1995:

                                           GROSS       GROSS
                             AMORTIZED   UNREALIZED  UNREALIZED   MARKET
                               COST        GAINS       LOSSES      VALUE
                            -----------  ----------  ----------  ---------

Obligations of state and
 political subdivisions      $1,609,517      63,075       1,425  1,671,167
                            ===========  ==========  ==========  =========

As of December 31, 1994:

                                           GROSS       GROSS
                             AMORTIZED   UNREALIZED  UNREALIZED   MARKET
                               COST        GAINS       LOSSES      VALUE
                            -----------  ----------  ----------  ---------

Obligations of state and
 political subdivisions      $2,630,566      38,557     107,659  2,561,464
                            ===========  ==========  ==========  =========

The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call of prepayment penalties.

                                          SECURITIES              SECURITIES
                                       HELD-TO-MATURITY       AVAILABLE-FOR-SALE
                                 --------------------------  ----------------------
                                     MARKET                    MARKET
                                      COST          VALUE       COST       VALUE
                                ----------------  ---------  ----------  ----------

Due in one year or less               $  360,000    363,188  10,313,491  10,338,720
Due after one year through
 five years                              597,391    616,830  36,973,067  37,305,906
Due after five years through
 ten years                               525,023    545,725   6,105,031   6,265,530
Due after ten years                      127,103    145,424   5,036,330   4,990,537
                                      ----------  ---------  ----------  ----------

                                      $1,609,517  1,671,167  58,427,919  58,900,693
                                      ==========  =========  ==========  ==========

Proceeds from calls of held-to-maturity securities during 1995 were $86,946. Gross gains of $2,400 were realized on those calls. Proceeds from calls of available-for-sale securities during 1995 were $1,755,093 with no gains and losses being recognized. Proceeds from sales of available-for-sale securities during 1995 were $4,753,176. Gross gains of $133,781 and gross losses of $741 were realized on those sales. During 1995, there was no disposition of securities from the held-to-maturity category other than the calls of securities prior to maturity. During 1995, debt securities with an amortized cost of $1,191,007 were transferred from held-to-maturity to available-for-sale as permitted by the Financial Accounting Standards Board. The securities had an unrealized loss of $11,381.

------------------------------------------

Proceeds from calls of held-to-maturity securities during 1994 were $1,285,954. Gross gains of $5,850 and gross losses of $31,455 were realized on those calls. Proceeds from sales of available-for-sale securities during 1994 were $988,438. Gross gains of $1,365 and gross losses of $14,836 were realized on those sales. During 1994, a security in the held-to-maturity category of $23,498 was written off upon default. During 1994, there was no disposition or transfer of securities from the held-to-maturity category other than the calls of securities prior to maturity.

Securities with a book value of approximately $26,047,000 (market value $26,288,000) and $20,937,000 (market value $20,275,000) at December 31, 1995 and
1994, respectively, were pledged to secure public monies as required by law.


Note 3 - Bank Premises and Equipment
------------------------------------

Bank premises and equipment are stated at cost less accumulated depreciation, and include the following:

                                              DECEMBER 31,
                                      --------------------------   ESTIMATED
                                          1995          1994      USEFUL LIVES
                                      -------------  -----------  ------------
 Land                                  $ 1,506,262    1,188,967
 Bank premises and improvements          3,612,041    2,872,224   5-40 years
 Furniture, fixtures and equipment       2,074,989    1,421,598   5-15 years
 Automobiles                                94,249      114,602   3- 5 years
 Construction in progress                  933,985       46,130
                                       -----------   ----------
                                         8,221,526    5,643,521
 Less accumulated depreciation          (1,703,795)  (1,394,464)
                                       -----------   ----------
                                       $ 6,517,731    4,249,057
                                       ===========   ==========

Depreciation expense amounted to $350,139 and $257,338 for the years ended December 31, 1995 and 1994, respectively.


Note 4 - Loans
--------------

Major classifications of loans are as follows:

                                                      DECEMBER 31,
                                               ---------------------------
                                                   1995           1994
                                               -------------  ------------
 Commercial, financial and agricultural        $ 22,624,148    18,782,460
 Real estate - construction                      10,451,783     5,569,912
 Real estate - mortgage                         113,800,023    72,080,747
 Installment loans to individuals and other      20,999,114    17,264,154
 Loans secured by deposits                        3,811,365     3,483,161
 Overdrafts                                          98,425        39,965
                                               ------------   -----------
                                                171,784,858   117,220,399
 Deferred loan fees, net                           (119,398)          -0-
 Unearned interest                                 (143,003)      (68,291)
                                               ------------   -----------
                                                171,522,457   117,152,108
 Allowance for loan losses                       (2,293,723)   (1,653,135)
                                               ------------   -----------
   Loans, Net                                  $169,228,734   115,498,973
                                               ============   ===========

--------------------------

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $201,544 and $241,401 at December 31, 1995 and 1994, respectively. If interest on those loans had been accrued, such income would have approximated $19,127 and $23,182 for 1995 and 1994, respectively. Interest income on those loans, which is recorded only when received, amounted to approximately $14,371 and $838 for 1995 and 1994, respectively.

First mortgage loans on residential (one-to-four units) real estate are pledged to secure advances from the Federal Home Loan Bank (See Note 6). The advances must be fully secured after discounting the qualifying loans at 75% of the principal balances outstanding.

At December 31, 1995, the Company was servicing mortgage loans for the benefit of others totalling approximately $16,915,000.

Transactions in the allowance for losses on loans were as follows:

                                        YEAR ENDED DECEMBER 31,
                                       -------------------------
                                           1995         1994
                                       ------------  -----------
 Balance, January 1                     $1,653,135    1,360,651
 Allowance for loan losses incident
   to acquisition of subsidiary
   effective January 1, 1995               325,719          -0-
 Provision for losses charged to
   operating expenses                      385,500      330,000
 Recoveries                                 66,909       36,413
                                        ----------    ---------
     Total                               2,431,263    1,727,064
 Less loans charged off                   (137,540)     (73,929)
                                        ----------    ---------

 Balance, December 31                   $2,293,723    1,653,135
                                        ==========    =========

Note 5 - Notes Payable
----------------------

Notes payable consists of the following:

                                                       DECEMBER 31,
                                                --------------------------
                                                    1995          1994
                                                ------------  ------------
Trust Company Bank, interest payable
 quarterly, interest rate .50%
 below prime with a ceiling of 9.50%
 until July 1, 1999, equal annual
 principal payments beginning
 July 1, 1997, maturity date of
 July 1, 2004, collateralized by
 stock of First Federal Savings
 Bank of Bainbridge acquired
 effective January 1, 1995.                      $2,700,000    2,000,000
                                                 ==========   ==========

----------------------------------

Maturities for the succeeding five years are as follows:

      YEAR ENDING
      DECEMBER 31,
------------------------

          1996               $    -0-
          1997                250,000
          1998                250,000
          1999                250,000
          2000                250,000

Note 6 - Advances From Federal Home Loan Bank
---------------------------------------------

Advances from the Federal Home Loan Bank consists of the following:

                                                                                DECEMBER 31,
                                                                          -------------------------
                                                                               1995       1994
                                                                            ----------  ---------
Advances payable, interest payable
 monthly, combination of fixed and
 variable interest rates which
 averaged 5.91% at December 31, 1995,
 various repayment options, maturities
 through June 1, 2011.                                                      $7,941,073  4,629,167
                                                                            ==========  =========

Maturities of the advances for the succeeding five years are as follows:

                               YEAR ENDING
                               DECEMBER 31,
                              --------------
                                   1996                                     $2,645,000
                                   1997                                        145,000
                                   1998                                        145,000
                                   1999                                        145,000
                                   2000                                        645,000

The advances are collateralized as provided in Note 4.


Note 7 - Profit Sharing Plan and 401(k) Plan
--------------------------------------------

An employee profit sharing plan and 401(k) plan is provided for qualified employees. The 401(k) plan was adopted effective January 1, 1995. The plans are qualified under the Internal Revenue Code. The Board of Directors makes an annual determination of how much to contribute to the profit sharing plan. By law and pursuant to the terms and provisions of the employee profit sharing plan, a contribution up to a maximum of 15% of the total qualified employee compensation may be made. Under the 401(k) plan, employees may make salary deferral contributions of 10% to 15% of qualified employee compensation. The Company will make matching contributions at a level determined by the Board of Directors. Amounts contributed to the plans for the years ended December 31, 1995 and 1994 totaled $238,326 and $125,339, respectively.

Note 8 - Deferred Compensation Plan
-----------------------------------

Effective January 1, 1994, the Company adopted a deferred compensation plan for the benefit of key employees. While the plan is to be funded from the general assets of the Company, life insurance policies were acquired for the purpose of serving as the primary funding source. As of December 31, 1995, the cash values of these policies were $1,513,157 and the liability accrued for benefits payable under the plan was $106,129.


Note 9 - Income Taxes
---------------------

Income tax expense is comprised of federal and state income taxes as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                 -------------------------
                                                                                     1995         1994
                                                                                 ------------  -----------
  Current expense                                                                 $1,626,934    1,013,620
  Deferred (credit)                                                                 (161,225)    (119,505)
                                                                                  ----------    ---------
                                                                                  $1,465,709      894,115
                                                                                  ==========    =========

Income tax at the statutory rate of 34% is reconciled to the Company's actual provision as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                     1995          1994
                                                                                  ----------    ---------

  Tax at statutory rate                                                           $1,511,564      965,358
  State income taxes                                                                  13,561          -0-
  Tax exempt interest and dividend exclusion                                         (94,390)     (69,229)
  Amortization of goodwill                                                            30,695        7,544
  Other                                                                                4,279       (9,558)
                                                                                  ----------    ---------
  Actual income tax expense                                                       $1,465,709      894,115
                                                                                  ==========    =========

Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation, stock dividends and unrealized gains on available-for-sale securities. Deferred tax assets have been provided for deductible temporary differences related to unrealized losses on available-for-sale securities, the allowance for loan losses, deferred compensation and purchase accounting adjustments. The net deferred tax assets in the accompanying balance sheets include the following components:

                                         DECEMBER 31,
                                      ------------------
                                        1995      1994
                                      ---------  -------

 Deferred tax assets:
   Allowance for loan losses           $674,338  475,660
   Purchase accounting adjustments      225,997      -0-
   Deferred compensation plan            42,017   18,433
   Unrealized losses on available-
     for-sale securities                    -0-  442,861
   Other                                  5,611       12
                                       --------  -------

                                        947,963  936,966
                                       --------  -------

---------------------------------

                                         DECEMBER 31,
                                      ------------------
                                        1995      1994
                                      ---------  -------

 Deferred tax liabilities:
   Bank premises and equipment and
     depreciation                       413,917  167,285
   Stock dividends                       77,065      -0-
   Unrealized gains on available-
     for-sale securities                132,767      -0-
                                       --------  -------

                                        623,749  167,285
                                       --------  -------
Net deferred tax assets                $324,214  769,681
                                       ========  =======

No valuation allowance was established in view of the Company's tax strategies coupled with anticipated future taxable income as evidenced by the Company's earnings potential.

Thrift institutions are allowed, for tax purposes, a special deduction for bad debts based on a percentage of taxable income before such deduction, subject to various limitations provided by the Internal Revenue Code. The Company's thrift subsidiary had an allowable percentage of 8%.

For tax purposes, included in retained earnings of the Company's thrift subsidiary at December 31, 1995, is approximately $2,033,000 of accumulated bad debt deductions for which no deferred income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry-back of net operating losses would give rise to income for tax purposes only, which would be subject to income taxes at the then prevailing corporate rate.


Note 10 - Dividend Reinvestment and Common Stock Purchase Plan
--------------------------------------------------------------

On December 20, 1993, the Company's Board of Directors approved a dividend reinvestment and common stock purchase plan. The purpose of the plan is to provide shareholders of record of the Company's common stock, who elect to participate in the plan, with a simple and convenient means to reinvest automatically cash dividends and make additional voluntary cash purchases of shares of common stock without the expense of brokerage commissions or other fees. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all of their shares or not less than 50% of their shares and make additional voluntary cash payments of not less than $50 nor more than $1,000, in the aggregate, for each calendar year. The price of common stock purchased with dividends will be equal to 95% of the fair market value determined by the Company's Board of Directors prior to the date of purchase. The price of common stock purchased with voluntary cash payments will be 100% of the fair market value determined by the Company's Board of Directors prior to the date of purchase. During the year ended December 31, 1995, 36,550 shares were issued through the plan at an average of $20.82 per share. During the year ended December 31, 1994, 9,892 shares were issued through the plan at an average of $19 per share.

Note 11 - Commitments, Contingencies and Financial Instruments With Off-Balance-
--------------------------------------------------------------------------------
          Sheet Risk
          ----------

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Banks' commitments and contingent liabilities is as follows:

                                         NOTIONAL AMOUNT
                                  ---------------------------
                                         DECEMBER 31,
                                  ---------------------------
                                       1995           1994
                                  ---------------  ----------

  Commitments to extend credit        $22,809,000  11,477,000
  Standby letters of credit             1,899,000   1,446,400

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Banks' credit policies and procedures for credit commitments are the same as those for extensions of credit that are reported in the financial statements. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Banks. The Banks' have not incurred any losses on their commitments in either 1995 or 1994.

The nature of the business of the Banks is such that they are ordinarily subjected to a certain amount of litigation. In the opinion of management and counsel for the Banks, there is no litigation in which the outcome will have a material effect on the financial statements.

PAB Bankshares, Inc. leases certain equipment under operating leases. Total rental expense, which did not include any contingent rent, was $111,652 and $111,652 for the years ended December 31, 1995 and 1994, respectively. The leases expired December 31, 1995.

A subsidiary bank (Farmers & Merchants Bank) is in the process of constructing a new banking facility. The land was acquired during the year ended December 31, 1994. The construction cost including fixtures and equipment, as of December 31, 1995 was $933,985 and costs to complete are projected to be approximately $348,000.


Note 12 - Related Party Transactions
------------------------------------

At December 31, 1995 and 1994, loans to all officers, directors and employees and their associates aggregated approximately $11,508,920 and $11,488,038, respectively.

Management believes that all of the above transactions were entered into in the normal course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not involve more than normal credit risk or present other unfavorable features.

Note 13 - Regulatory Matters
----------------------------

The primary source of funds available for the payment of cash dividends are dividends received by PAB Bankshares, Inc. from subsidiary Banks. The Banks are limited by banking regulations as to the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Retained earnings of the Banks against which dividends may be charged is approximately $5,984,000 at December 31, 1995 and the amount of dividends which may be paid within one year is approximately $1,684,000.

The Banks are required to maintain average balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1995 was approximately $1,010,000.

The Banks are also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1995, a comparison of the consolidated required and actual capital is as follows:

                                                 CONSOLIDATED
                                               -----------------
                                               REQUIRED   ACTUAL
                                               ---------  ------

 Leverage Capital Ratio                            4.00%    9.09
 Tier One Capital to "Risk Weighted" Assets        4.00    14.80
 Tier Two Capital to "Risk Weighted" Assets        8.00    16.05


Note 14 - Concentrations of Credit Risk
---------------------------------------

In addition to the concentrations of credit risk disclosures in notes one and four, the Company and its subsidiaries maintains its cash in bank deposit accounts which usually exceed federally insured limits. The Company and its subsidiaries has not experienced any losses in such accounts. Management believes the Company and its subsidiaries is not exposed to any significant credit risk on cash and cash equivalents.


Note 15 - Investment in Unconsolidated Subsidiary
-------------------------------------------------

On August 14, 1985, the Board of Directors of the Company's thrift subsidiary (First Federal Savings Bank of Bainbridge) approved participation in the formation of a new service corporation, Empire Financial Services, Inc. ("Empire") with its home office located in Milledgeville, Georgia. The primary purpose of the service corporation is the origination and servicing of commercial real estate loans. Since the formation of the service corporation, First Federal has participated in loans originated by Empire when deemed appropriate by management.

-------------------------------------------------------------

First Federal owned 50% of the outstanding stock of Empire at December 31, 1995. First Federal accounts for its investment in Empire under the equity method.
The investment in Empire exceeded First Federal's share of the underlying net assets by $48,473 at December 31, 1995, and is being amortized on the straight-line method over twenty-five years.

Following is a summary of unaudited financial position at December 31, 1995 and unaudited results of operations of Empire for the year ended December 31, 1995:

                                               DECEMBER 31,
                                                   1995
                                               ------------

Current assets                                   $  272,702
Premises and equipment                              432,117
                                                 ----------
 Total Assets                                    $  704,819
                                                 ==========

Current liabilities                              $  531,406
Stockholders' equity                                173,413
                                                 ----------

 Total Liabilities and Stockholders' Equity      $  704,819
                                                 ==========


                                                 YEAR ENDED
                                                 DECEMBER 31,
                                                    1995
                                                 ----------

Total revenue                                    $1,295,491
                                                 ==========

Net income                                       $  381,560
                                                 ==========

First Federal's proportionate share
 of net income                                   $  190,780
                                                 ==========


Note 16 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------

Condensed balance sheets of PAB Bankshares, Inc. as of December 31, 1995 and 1994 and related statements of income and cash flows for the years then ended are as follows:

                                 BALANCE SHEETS
                                 --------------

                                                              DECEMBER 31,
                                                        ------------------------
                        ASSETS                              1995         1994
                       ---------                        ------------  ----------

Cash on deposit with subsidiary banks                   $   647,391      796,868
Other cash on deposit                                           -0-    3,938,900
Investment in:
 Park Avenue Bank                                        11,698,852    9,737,163
 Farmers & Merchants Bank                                 3,664,875    3,271,165
 First Federal Savings Bank of Bainbridge                 9,051,771          -0-
Property, Plant and Equipment, net of accumulated
 depreciation                                               403,256       67,977
Land held for future development                            366,790      366,790
Land at site of former banking facility of
 subsidiary                                                 125,000      125,000
Other assets                                                358,308      575,994
                                                        -----------   ----------

   Total Assets                                         $26,316,243   18,879,857
                                                        ===========   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Liabilities:
 Dividends payable                                      $   149,149      409,811
 Notes payable                                            2,700,000    2,000,000
 Other liabilities                                           88,363       41,038
                                                        -----------   ----------
                                                          2,937,512    2,450,849
                                                        -----------   ----------
Stockholders' Equity:
 Common stock                                             1,263,745    1,263,745
 Additional paid in capital                              14,744,822    9,793,831
 Retained earnings, net of unrealized gains (losses)
  on available-for-sale securities of
  subsidiaries                                            8,831,207    5,371,432
                                                        -----------   ----------
                                                         24,839,774   16,429,008
Less:  Treasury Stock, at cost                           (1,461,043)         -0-
                                                        -----------   ----------
                                                         23,378,731   16,429,008
                                                        -----------   ----------

   Total Liabilities and Stockholders' Equity           $26,316,243   18,879,857
                                                        ===========   ==========

Note 16 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

                STATEMENTS OF INCOME
                --------------------

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                     1995        1994
                                               ----------   ---------
Income:
 Equity in earnings of subsidiary banks:
  Park Avenue Bank                             $2,172,568   1,707,596
  Farmers & Merchants Bank                        441,113     471,579
  First Federal Savings Bank of Bainbridge        753,652         -0-
 Interest Income:
  Subsidiary banks                                 19,360      59,258
 Computer service income and management
  fees from subsidiary banks                      467,245     372,445
 Other income                                      11,783      10,035
                                               ----------   ---------
                                                3,865,721   2,620,913
Expenses                                        1,122,860     794,117
                                               ----------   ---------
Income before taxes                             2,742,861   1,826,796
Income taxes (benefit)                           (237,207)   (118,378)
                                               ----------   ---------

Net Income                                     $2,980,068   1,945,174
                                               ==========   =========

Note 16 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                          YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                            1995         1994
                                                        ------------  -----------

Cash Flow From Operating Activities:
 Net income                                             $ 2,980,068    1,945,174
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                             59,961       24,487
   Equity in earnings of subsidiary banks                (3,367,333)  (2,179,175)
   Dividends received from subsidiaries:
     Park Avenue Bank                                       707,500      900,000
     Farmers & Merchants Banks                              179,838      429,613
     First Federal Savings Bank of Bainbridge               379,586          -0-
   Deferred income taxes                                     12,635          365
 Change in assets and liabilities                            85,059     (383,499)
                                                        -----------   ----------

 Net cash provided (used) by operating
   activities                                             1,037,314      736,965
                                                        -----------   ----------

Cash Flow From Investing Activities:
 Investment in subsidiary banks                          (3,901,055)  (1,000,000)
 Capital expenditures                                      (391,161)     (29,516)
 (Increase) Decrease in cash value of life insurance         (7,218)          28
                                                        -----------   ----------

 Net cash provided (used) by investing
   activities                                            (4,299,434)  (1,029,488)
                                                        -----------   ----------

Cash Flow From Financing Activities:
 Dividends paid                                            (314,931)    (353,849)
 Proceeds of notes payable                                1,200,000    2,000,000
 Repayment of notes payable                                (500,000)         -0-
 Proceeds from issuance of stock                            291,720    3,169,927
 Acquisition of treasury stock                           (1,503,046)     (22,320)
                                                        -----------   ----------

 Net cash provided (used) by financing activities          (826,257)   4,793,758
                                                        -----------   ----------

Net Increase (Decrease) in Cash                          (4,088,377)   4,501,235

Cash and Cash Equivalents at Beginning of Period          4,735,768      234,533
                                                        -----------   ----------

Cash and Cash Equivalents at End of Period              $   647,391    4,735,768
                                                        ===========   ==========

Supplemental Disclosures of Cash Flow Information
------------------------------------------------------

Cash paid during the period for:
 Interest                                               $   165,125          -0-
                                                        ===========   ==========
 Income taxes (received)                                $  (144,601)     (35,974)
                                                        ===========   ==========

Note 17 - Fair Values of Financial Instruments
----------------------------------------------

The estimated fair values of the Company's financial instruments as of December 31, 1995 are as follows:

                                                                                         CARRYING       FAIR
                                                                                          AMOUNT        VALUE
                                                                                       ------------  -----------

Financial assets:
 Cash and cash equivalents                                                             $ 18,924,870   18,924,870
 Time deposits                                                                            1,203,400    1,203,400
 Investment securities                                                                   62,690,720   62,752,370
 Loans, net of allowance for loan losses                                                169,228,734  170,563,734
 Accrued interest receivable                                                              3,033,991    3,033,991

Financial liabilities:
 Deposits                                                                               231,225,476  233,592,476
 Notes payable                                                                            2,700,000    2,700,000
 Advances from Federal Home Loan Bank                                                     7,941,073    7,941,073
 Accrued interest payable                                                                   680,618      680,618

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

                                                                                         NOTIONAL       FAIR
                                                                                          AMOUNT        VALUE
                                                                                       ------------  -----------

Other:
 Commitments to extend credit                                                          $ 22,809,000   22,809,000
 Standby letters of credit                                                                1,899,000    1,899,000

Note 18 - Acquisition
---------------------

Effective January 1, 1995, the Company acquired 100% of the outstanding stock of First Federal Savings Bank of Bainbridge for the sum of $8,029,606 consisting of cash of $3,888,086 and 207,076 shares of additional Company stock valued at $20 per share. First Federal Savings Bank of Bainbridge is a thrift institution with a market area consisting predominantly of Decatur County and Grady County, Georgia and the immediate surrounding areas. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $2,099,000 of cost in excess of net assets acquired as of January 1, 1995. The resulting goodwill is being amortized on a straight-line basis over twenty-five years. The accompanying consolidated statements of income includes the results of operations of First Federal Savings Bank of Bainbridge from January 1, 1995.

The following summary presents actual consolidated results of operations for 1995 and unaudited pro forma information as if the acquisition had occurred as of January 1, 1994. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

---------------------------------

                           YEAR ENDED DECEMBER 31,
                         ---------------------------
                             1995          1994
                         ------------  -------------
                          (ACTUAL -    (PRO FORMA -
                           AUDITED)     UNAUDITED)

Total interest income    $19,910,674     16,331,155
                         ===========     ==========

Net income               $ 2,980,068      2,302,349
                         ===========     ==========

Earnings per share       $      2.14           1.70
                         ===========     ==========


                                PART III
                                --------

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           -------------------------------------------------------------
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
           -------------------------------------------------

          The information set forth under the heading "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference. Information with respect to the Company's executive officers is included in Item 1 of Part I of this Report.

 ITEM 10.   EXECUTIVE COMPENSATION.
            ----------------------

          The information set forth under the sub-heading "Executive Compensation" under the heading "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

 ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
            --------------------------------------------------------------

          The information set forth under the heading "Principal Shareholders" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareholder is incorporated herein by reference.

 ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            -----------------------------------------------

          The information set forth under the heading "Certain Transactions" in the Company's Proxy for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

 ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

(A)  1.   FINANCIAL STATEMENTS.
          --------------------

          The consolidated financial statements, notes thereto and auditor's report thereon, filed as part hereof, are listed in the Index to Item 7 of this Report.

     2.   FINANCIAL STATEMENT SCHEDULES.
          -----------------------------

          All schedules have been omitted as the required information is not applicable.

     3.   EXHIBITS.
          --------

     Exhibit No.       Description
     -----------       -----------

         3.1           Articles of Incorporation dated
                       May 14, 1982*

         3.2           Amendment to Articles of
                       Incorporation dated March 3, 1988*

         3.3           Amendment to Articles of Incor-
                       poration dated February 13, 1989*

         3.4           Bylaws*

         3.5           Articles of Amendment dated
                       September 20, 1993**

         3.6           Articles of Amendment dated
                       November 15, 1993**

         4.1           Specimen Stock Certificate***

        21.1           Subsidiaries of the Registrant****

        27.1           Financial Data Schedule****

*Exhibits 3.1, 3.2, 3.3 and 3.4 were previous filed by the Company as exhibits 2.1, 2.2, 2.3 and 2.4 to a Registration Statement on Form S-18 (File No. 33-27456-A) on March 8, 1989, and such documents are incorporated herein by reference.

**Exhibits 3.5 and 3.6 were previously filed by the Company as exhibits 3.5 and
3.6 to the Annual Report on Form 10-KSB on March 30, 1995, and such documents are incorporated herein by reference.

***Exhibit 4.1 was previously filed by the Company as exhibit 3.1 to Amendment No. 1 to a Registration Statement on Form S-18 (File No. 33-27456-A) on April 3, 1989, and such document is incorporated herein by reference.

****Filed herewith.

(B)  REPORTS ON FORM 8-K.
     -------------------

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under signed, thereunto duly authorized on March 29, 1996.


                                 PAB BANKSHARES, INC.


                                 By: /s/  R. Bradford Burnette
                                     ---------------------------------
                                     R. Bradford Burnette, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1996.


Signature                                                    Title


 /s/  James L. Dewar, Sr.
------------------------------          Chairman of the Board of
James L. Dewar, Sr.                     Directors



/s/  R. Bradford Burnette
------------------------------          President and Director (Principal
R. Bradford Burnette                    Executive Officer)



 /s/  John H. Clark
------------------------------          Director
John H. Clark


/s/  Walter W. Carroll, II
-----------------------------           Director
Walter W. Carroll, II


/s/  William S. Cowart
-----------------------------           Director
William S. Cowart


/s/  James L. Dewar, Jr.
-----------------------------           Director
James L. Dewar, Jr.

/s/  Thompson Kurrie, Jr.
----------------------------               Director
Thompson Kurrie, Jr.

/s/  F. Ferrell Scruggs
----------------------------               Director
F. Ferrell Scruggs

/s/  D. Ramsey Simmons, Jr.
----------------------------               Director
D. Ramsay Simmons, Jr.

 /s/  Joe P. Singletary, Jr.
----------------------------               Director
Joe P. Singletary, Jr.

/s/  Steve A. Underwood
----------------------------               Director
Steve A. Underwood

/s/  C. Larry Wilkinson
----------------------------               Vice President and Director
C. Larry Wilkinson                       (Principal Financial Officer)