Form 10QSB
period 1996-03-31
PAB BANKSHARES INC
filed 1996-05-15
CIK 705200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

Commission file number 0-25422

                              PAB BANKSHARES, INC.
                              PAB BANKSHARES, INC.
                      (Exact name of Small Business Issuer
                          as specified in its charter)

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
The number of shares outstanding of the Issuer's class of common stock at March 31, 1996 was 1,363,945 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes        No   X
                                                                -----     -----

                              PAB BANKSHARES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS - MARCH 31, 1996
             (UNAUDITED) AND DECEMBER 31, 1995  . . . . . . . . . . . . . . . 3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
             MONTH PERIODS ENDED MARCH 31, 1996 AND 1995  . . . . . . . . . . 5

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (UNAUDITED) - THREE MONTH PERIODS ENDED MARCH 31,
             1996 AND 1995  . . . . . . . . . . . . . . . . . . . . . . . . . 7

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
             THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995  . . . . . . . 8

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . 10

            ACCOUNTANTS' DISCLAIMER OF OPINION  . . . . . . . . . . . . . . . 11

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . . 12


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 2.     CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . 18
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 18
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . 18

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 1996               1995
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                   $  7,044,656          9,781,601
   Interest-bearing deposits in other banks                                                     1,393,581          2,133,269
   Federal funds sold                                                                           7,145,000          7,010,000
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           15,583,237         18,924,870
Time Deposits                                                                                     993,000          1,203,400
Investment Securities                                                                          63,066,213         62,690,720
Investment in Unconsolidated Subsidiary                                                           120,923            135,180
Loans, Net of Allowance for Loan Losses ($2,360,138 - 1996; $2,293,723 - 1995)
   and Unearned Interest                                                                      178,100,932        169,228,734
Bank Premises and Equipment                                                                     6,738,943          6,517,731
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    459,235            125,000
   Land held for future development                                                               366,790            366,790
   Property acquired in settlement of loans                                                       435,096            443,378
Accrued Interest Receivable                                                                     3,129,511          3,033,991
Cash Value of Life Insurance                                                                    1,310,109          1,541,454
Goodwill                                                                                        2,347,099          2,374,074
Other Assets                                                                                      890,339            502,997
                                                                                             ------------       ------------
   Total Assets                                                                              $273,541,427        267,088,319
                                                                                             ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
                                                                                                   MARCH 31,        DECEMBER 31,
                                                                                                     1996               1995
                                                                                                 ------------       ------------
                                                                                                  (Unaudited)
Deposits:
   Demand                                                                                         $ 32,103,927         34,530,746
   NOW                                                                                              53,618,927         52,883,974
   Savings                                                                                          17,553,350         17,192,176
   Time, $100,000 and over                                                                          40,741,232         38,688,794
   Other time                                                                                       91,842,755         87,929,786
                                                                                                  ------------       ------------
                                                                                                   235,860,191        231,225,476

Notes Payable                                                                                        2,700,000          2,700,000
Advances from Federal Home Loan Bank                                                                 8,981,989          7,941,073
Accrued Interest                                                                                       698,865            680,618
Advance Payments by Borrowers for Taxes and Insurance                                                  209,856            207,765
Dividends Payable                                                                                      163,684            149,149
Income Taxes:
   Current                                                                                             403,343             24,235
Other Liabilities                                                                                      473,192            781,272
                                                                                                  ------------       ------------

     Total Liabilities                                                                             249,491,120        243,709,588
                                                                                                  ------------       ------------
Stockholders' Equity:
   Common stock, no par value, 4,000,000 shares authorized, 1,425,364 shares
   (1995 - 1,417,002) issued and 1,363,945 shares (1995 - 1,355,904) outstanding                     1,263,745          1,263,745
   Additional paid in capital                                                                       14,936,371         14,744,822
   Retained earnings                                                                                 9,264,365          8,646,738
   Unrealized gains (losses) on available-for-sale securities, net of
     applicable deferred income taxes                                                                   55,871            184,469
                                                                                                  ------------       ------------
                                                                                                    25,520,352         24,839,774
   Treasury stock, at cost (61,419 shares; 1995 - 61,098)                                           (1,470,045)        (1,461,043)
                                                                                                  ------------       ------------
                                                                                                    24,050,307         23,378,731
                                                                                                  ------------       ------------
     Total Liabilities and Stockholders' Equity                                                   $273,541,427        267,088,319
                                                                                                  ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                             1996                1995
                                                          ----------          ----------
Interest Income:
   Interest and fees on loans                             $ 4,192,695           3,708,635
   Interest on investment securities:
     Taxable                                                  950,291             818,486
     Tax exempt                                                50,413              37,148
   Interest on federal funds sold                              93,237              33,486
   Interest on deposits in banks                               26,364              78,878
                                                          -----------         -----------
     Total                                                  5,313,000           4,676,633
                                                          -----------         -----------
Interest Expense:
   Interest on deposits                                     2,536,542           1,964,497
   Interest on federal funds purchased                          9,291               2,174
   Interest on notes and mortgages                             53,288              42,056
   Interest on advances from Federal Home Loan Bank           121,465              67,180
                                                          -----------         -----------
     Total                                                  2,720,586           2,075,907
                                                          -----------         -----------
Net Interest Income                                         2,592,414           2,600,726
Provision for Loan Losses                                      76,250              75,000
                                                          -----------         -----------
Net Interest Income After Provision for Loan Losses         2,516,164           2,525,726
                                                          -----------         -----------
Other Income:
   Service charges on deposit accounts                        387,567             328,545
   Insurance commissions                                        6,421               8,779
   Fees on mortgage loans sold                                    -0-               2,586
   Equity in earnings of unconsolidated subsidiary             45,742              38,953
   Gain (Loss) on sale of loans                                 3,543                (909)
   Gain (Loss) on sale of assets                                2,890                 -0-
   Other income                                               110,513             114,316
   Securities gains (losses)                                   26,685                 -0-
                                                          -----------         -----------
     Total                                                    583,361             492,270
                                                          -----------         -----------
Other Expenses:
   Compensation                                               853,917             802,298
   Other personnel expenses                                   182,393             216,354
   Occupancy expense of bank premises                         103,148              86,985
   Furniture and equipment expense                            183,975             164,639
   Federal deposit insurance                                   34,061             114,730
   Postage and courier services                                45,629              52,011
   Supplies                                                    58,353              60,050
   Amortization                                                26,977              29,525
   Other operating expenses                                   433,550             362,974
                                                          -----------         -----------
     Total                                                  1,922,003           1,889,566
                                                          -----------         -----------

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                             1996                1995
                                                          ----------          ----------
Income Before Income Taxes                                  1,177,522           1,128,430

Income Taxes                                                  396,211             366,617
                                                          -----------         -----------
Net Income                                                $   781,311             761,813
                                                          ===========         ===========
Earnings Per Share                                        $       .57                 .55
                                                          ===========         ===========
Weighted Average Shares                                     1,362,152           1,392,568
                                                          ===========         ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                            ------------------------------------------
                                                                               UNREALIZED GAINS (LOSSES) ON
                                                                                    AVAILABLE-FOR-SALE
                                                                                        SECURITIES,
                                                                                          NET OF
                                                          ADDITIONAL                    APPLICABLE
                                            COMMON          PAID IN       RETAINED       DEFERRED       TREASURY
                                            STOCK           CAPITAL       EARNINGS     INCOME TAXES       STOCK         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Balances, December 31, 1994                $1,263,745      9,793,831      6,230,933       (859,500)           -0-     16,429,009
Issuance of 207,076 shares at $20 to
  acquire First Federal Savings Bank of
  Bainbridge                                      -0-      4,141,520            -0-            -0-            -0-      4,141,520
Issuance of 2,488 shares at $20 to
  directors in lieu of fees                       -0-         49,760            -0-            -0-            -0-         49,760
Issuance of 12,211.533 shares at $19.95 through
  dividend reinvestment plan                      -0-        243,620            -0-            -0-            -0-        243,620
Net Income                                        -0-            -0-        761,813            -0-            -0-        761,813
Acquisition of 153.628 shares of treasury stock   -0-            -0-            -0-            -0-          3,226         (3,226)
Change in unrealized gains and losses on
  available-for-sale securities, net of
  applicable deferred income taxes                -0-            -0-            -0-        537,716            -0-        537,716
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balances, March 31, 1995 (Unaudited)       $1,263,745     14,228,731      6,992,746       (321,784)         3,226     22,160,212
                                           ==========     ==========     ==========     ==========     ==========     ==========

Balances, December 31, 1995                $1,263,745     14,744,822      8,646,738        184,469      1,461,043     23,378,731
Issuance of 4,084 shares at $23.75 through
  dividend reinvestment plan                      -0-         97,007            -0-            -0-            -0-         97,007
Issuance of 932 shares at $25.00 through
  common stock purchase plan                      -0-         23,300            -0-            -0-            -0-         23,300
Issuance of 3,346 shares at $21.00 to Directors
  in lieu of fees                                 -0-         70,265            -0-            -0-            -0-         70,265
Net Income                                        -0-            -0-        781,311            -0-            -0-        781,311
Acquisition of 1,237 shares of treasury stock     -0-            -0-            -0-            -0-         30,925        (30,925)
Sale of 916 shares of treasury stock              -0-            977            -0-            -0-        (21,923)        22,900
Dividends                                         -0-            -0-       (163,684)           -0-            -0-       (163,684)
Change in unrealized gains and losses on
  available-for-sale securities, net of
  applicable deferred income taxes                -0-            -0-            -0-       (128,598)           -0-       (128,598)
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balances, March 31, 1996 (Unaudited)       $1,263,745     14,936,371      9,264,365         55,871      1,470,045     24,050,307
                                           ==========     ==========     ==========     ==========     ==========     ==========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                       -----------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net income                                                                                      $   781,311            761,813
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      114,709             81,102
     Deferred income taxes                                                                              (5,982)            86,965
     Provision for loan losses                                                                          76,250             75,000
     Amortization of goodwill                                                                           26,977             29,525
     Amortization (accretion) of subsidiary acquisition adjustments                                    (77,517)           (51,182)
     (Gain) loss on sale of loans                                                                       (3,543)               909
     Securities (gains) losses                                                                         (26,685)               -0-
     (Gain)  loss on sale of assets                                                                     (2,890)               -0-
     Minority interests                                                                                     93                120
     Equity in earnings of unconsolidated subsidiary                                                   (45,742)           (38,953)
     Dividend received from unconsolidated subsidiary                                                   60,000             50,000
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                                (95,520)            67,242
     Increase (decrease) in accrued interest payable                                                    18,247             61,329
     (Increase) decrease in other assets                                                              (304,072)          (134,650)
     Increase (decrease) in income taxes payable                                                       379,108                -0-
     Increase (decrease) in other liabilities                                                         (241,170)          (212,885)
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                    653,574            776,335
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                               (713,430)           (95,234)
   Proceeds from sale of assets                                                                         46,164                -0-
   Principal payments on mortgage-backed securities                                                    207,107            188,618
   Purchase of available-for-sale securities                                                        (7,545,493)        (1,490,865)
   Purchase of held-to-maturity securities                                                                 -0-           (125,000)
   Proceeds from maturity of available-for-sale securities                                           6,865,659          2,185,165
   Proceeds from maturity of held-to-maturity securities                                                   -0-            100,000
   (Increase) decrease in time deposits                                                                210,400             97,773
   (Increase) decrease in loans                                                                     (8,937,814)        (3,196,381)
   (Increase) decrease in cash value of life insurance                                                 231,345            (40,795)
   Cash disbursed to acquire First Federal Savings Bank                                                    -0-         (3,901,055)
   Cash and cash equivalent assets received upon acquisition of First Federal Savings Bank                 -0-          3,915,646
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                 (9,636,062)        (2,362,128)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Proceeds of additional stock issued                                                                  23,300                -0-
   Increase (decrease) in time deposits                                                              5,965,407          7,548,962
   Increase (decrease) in other deposits                                                            (1,330,692)        (4,898,351)
   Advances from Federal Home Loan Bank                                                              8,958,000          1,500,000
   Payments on long-term indebtedness                                                               (7,917,084)          (111,250)
   Dividends paid                                                                                      (52,142)          (166,191)

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                       -----------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------
   Acquisition of treasury stock                                                                       (30,925)            (3,226)
   Proceeds from sale of treasury stock                                                                 22,900                -0-
   Decrease in federal funds purchased                                                                     -0-           (870,000)
   Increase in advance payments by borrowers for taxes and insurance                                     2,091             25,216
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                  5,640,855          3,025,160
                                                                                                   -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                (3,341,633)         1,439,367

Cash and Cash Equivalents at Beginning of Period                                                    18,924,870         12,808,797
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $15,583,237         14,248,164
                                                                                                   ===========        ===========
Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 2,702,339          2,014,578
                                                                                                   ===========        ===========
   Income taxes                                                                                    $     7,895             40,280
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
- -------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $   203,525           (681,577)
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees, stock issued through dividend
   reinvestment plan and stock issued to acquire First Federal Savings Bank                        $   167,272          4,434,900
                                                                                                   ===========        ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of Presentation
- ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Board of Directors
PAB Bankshares, Inc. and Subsidiaries
Valdosta, Georgia

The accompanying consolidated balance sheet of PAB Bankshares, Inc. and Subsidiaries as of March 31, 1996, and the related statements of income, stockholders' equity and cash flows, for the three months ended March 31, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PAB Bankshares, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying 1995 consolidated financial statements is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



STEWART, FOWLER & STALVEY, P.C.
- -----------------------------------------

Valdosta, Georgia
April 11, 1996

           MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
- ---------------------
The Company, including the operations of its subsidiaries, reported consolidated net income of $781,311 for the three months ended March 31, 1996 compared to $761,813 for the three months ended March 31, 1995. Net interest income after provision for loan losses was $2,516,164 and $2,525,726 for the three months ended March 31, 1996 and 1995, respectively. The provision for loan losses was $76,250 and $75,000 for the three months ended March 31, 1996 and 1995, respectively. Noninterest income totalled $583,361 and $492,270 for the three months ended March 31, 1996 and 1995, respectively and noninterest expenses totalled $1,922,003 and $1,889,566 for the three months ended March 31, 1996 and 1995, respectively.

The following table summarizes the results of operations of the Company for the three month periods ended March 31, 1996 and 1995.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
                                                         (IN THOUSANDS)
             Interest income
                                                      $  5,313     4,677
             Interest expense                           (2,721)   (2,076)
                                                      --------  --------
             Net interest income                         2,592     2,601
             Provision for loan losses                     (76)      (75)
             Noninterest income                            583       492
             Noninterest expense                        (1,922)   (1,890)
                                                      --------  --------
             Income before taxes
                                                         1,177     1,128
             Income taxes                                 (396)     (366)
                                                      --------  --------
             Net income
                                                      $    781       762
                                                      ========  ========

Interest Income
- ---------------
Total interest income increased approximately $636,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

This increase was the effect of an increase in the average loan portfolio balance from approximately $155.7 million for the three months ended March 31, 1995 to approximately $176.0 million for the three months ended March 31, 1996. The average rate earned on the loan portfolio was unchanged at 9.53%. The effect of these changes increased the interest income earned on the loan portfolio from approximately $3,709,000 for the three months ended March 31, 1995 to approximately $4,193,000 for the three months ended March 31, 1996, an increase of $484,000.

Interest earned on taxable investment securities increased from approximately $818,000 for the three months ended March 31, 1995 to approximately $950,000 for the three months ended March 31, 1996, an increase of $132,000. This increase was the net effect of an increase in the average taxable investment portfolio balance from approximately $51.2 million for the three months ended March 31, 1995 to approximately $59.7 million for the three months ended March 31, 1996 and a decrease in the rate earned on the taxable investment portfolio from 6.39% for the three months ended March 31, 1995 to 6.37% for the three months ended March 31, 1996.

Interest earned on nontaxable investment securities increased from approximately $37,000 for the three months ended March 31, 1996 to approximately $50,000 for the three months ended March 31, 1996, an increase of $13,000. This increase was the combined effect of an increase in the average non-taxable investment portfolio from approximately $2.5 million for the three months ended March 31, 1995 to approximately $3.0 million for the three months ended March 31, 1996 and an increase in the rate earned on the non-taxable investment portfolio from 5.83% for the three months ended March 31, 1995 to 6.73% for the three months ended March 31, 1996.

As of March 31, 1996, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (30.3%), securities of U.S. Government Agencies and Corporations (61.0%), obligations of States, Counties and Municipalities (5.1%), equity securities (3.5%) and other debt securities (.1%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates. As further discussed under "Financial Condition", the portfolio reflects unrealized gains.

Interest earned on interest-bearing deposits in banks decreased from approximately $79,000 for the three months ended March 31, 1995 to approximately $26,000 for the three months ended March 31, 1996, a decrease of $53,000. This decrease was the combined effect of a decrease in the average interest-bearing deposits balance from approximately $5.2 million for the three months ended March 31, 1995 to approximately $2.9 million for the three months ended March 31, 1996 and a decrease in the rate earned on the interest-bearing deposits from 6.07% for the three months ended March 31, 1995 to 3.69% for the three months ended March 31, 1996.

Interest earned on federal funds sold increased from approximately $33,000 for the three months ended March 31, 1995 to approximately $93,000 for the three months ended March 31, 1996, an increase of $60,000. This increase was the combined effect of an increase in the average federal funds sold balance from approximately $2.9 million for the three months ended March 31, 1995 to approximately $7.1 million for the three months ended March 31, 1996 and an increase in the rate earned on the federal funds sold from 4.62% for the three months ended March 31, 1995 to 5.27% for the three months ended March 31, 1996.

Interest Expense
- ----------------
Total interest expense increased approximately $645,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $180.8 million for the three months ended March 31, 1995 to approximately $200.2 million for the three months ended March 31, 1996 and an increase in the average rate paid on interest-bearing deposits from 4.35% for the three months ended March 31, 1995 to 5.07% for the three months ended March 31, 1996. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $1,964,000 for the three months ended March 31, 1995 to approximately $2,537,000 for the three months ended March 31, 1996, an increase of $573,000. The increase in interest-bearing deposits came from the local communities served by the Banks.


All other interest expense consisting principally of notes and mortgages payable, increased from approximately $111,000 for the three months ended March 31, 1995 to approximately $184,000 for the three months ended March 31, 1996, an increase of $73,000. This increase was the combined effect of an increase in the average balance of notes and mortgages payable from approximately $7.3 million for the three months ended March 31, 1995 to approximately $11.2 million for the three months ended March 31, 1996 and an increase in the average rate paid on notes and mortgages payable from 5.97% for the three months ended March 31, 1995 to 6.26% for the three months ended March 31, 1996. Other interest expense included interest on federal funds purchased of approximately $9,000 for the three months ended March 31, 1996 and $2,000 for the three months ended March 31, 1995. As of March 31, 1996, the notes and mortgages payable consisted of advances from the Federal Home Loan Bank in the amount of $9.0 million with fixed and variable interest rates ranging from 5.20% to 6.66% at March 31, 1996 with maturities through 2011 and notes payable to a correspondent bank in the amount of $2.7 million at prime less .50% subject to a ceiling of 9.50% until July 1, 1999, secured by the stock of First Federal Savings Bank of Bainbridge which was acquired effective January 1, 1995. Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. This loan was to partially fund the acquisition of First Federal Savings Bank of Bainbridge. The advances from the Federal Home Loan Bank were primarily to fund mortgage loans made.

Noninterest Income
- ------------------
The following table presents the principal components of noninterest income for the three month periods ended March 31, 1996 and 1995.

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
                                                         (IN THOUSANDS)
             Service charges on deposit
               accounts
                                                      $    387       328
             Insurance commissions                           6         9
             Fees on mortgage loans sold                   -0-         3
             Gain (Loss) on sale of loans                    4        (1)
             Gain (Loss) on sale of assets                   3       -0-
             Securities gains (losses)                      27       -0-
             Equity in earnings of unconsolidated
               subsidiary                                   46        39
             Other income                                  110       114
                                                      --------  --------
               Total Noninterest Income
                                                      $    583       492
                                                      ========  ========

Noninterest income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 increased approximately $91,000.

Service charges on deposit accounts for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, increased approximately $59,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Federal Savings Bank of Bainbridge, increased $7,000. All other income increased approximately $25,000.

Noninterest Expenses
- --------------------
The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 1996 and 1995.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
                                                         (IN THOUSANDS)
             Compensation
                                                      $    854       802
             Other personnel expenses                      182       216
             Occupancy expense of bank premises            103        87
             Furniture and equipment expense               184       165
             Federal deposit insurance                      34       115
             Postage and courier services                   46        52
             Supplies                                       58        60
             Amortization                                   27        30
             Other operating expenses                      434       363
                                                      --------  --------
               Total Noninterest Expenses
                                                      $  1,922     1,890
                                                      ========  ========

Noninterest expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, increased approximately $32,000 or 1.7%. Compensation and other personnel expenses increased approximately $18,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $14,000 or 1.6% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This increase was primarily the result of a larger volume of business.

Provision for Loan Losses
- -------------------------
The provision for loan losses for the three months ended March 31, 1996 was $76,000 compared to $75,000 for the three months ended March 31, 1995. The balance of the allowance for loan losses was approximately $2,360,000 (1.3% of outstanding loans) at March 31, 1996 and approximately $2,040,000 (1.3% of outstanding loans) at March 31, 1995. Actual loan charge-offs net of recoveries were approximately $10,000 for the three months ended March 31, 1996 and approximately $14,000 for the three months ended March 31, 1995. Non-accrual loans were approximately $238,000 at March 31, 1996 as compared to $198,000 at December 31, 1995. Loans ninety days or more past due and still accruing amounted to approximately $451,000 at March 31, 1996 and $302,000 at December 31, 1995. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

Income Taxes
- ------------
The effective tax rate for the three months ended March 31, 1996 was 33.6% compared to 32.5% for the three months ended March 31, 1995.

Financial Condition
- -------------------
The Company, including its subsidiaries, reported consolidated total assets of approximately $273.5 million at March 31, 1996 and approximately $267.1 million at December 31, 1995 representing an increase of approximately $6.4 million.

During the three months ended March 31, 1996, deposits increased $4.6 million, cash decreased $2.7 million, advances from the Federal Home Loan Bank increased $1.0 million, operations generated $.7 million, interest bearing deposits decreased $1.0 million which provided $10.0 million of funds which were used to fund increases in loans of $8.9 million, increase investments $.4 million and fund capital expenditures of $.7 million. The capital expenditures represented the remaining cost related to the construction of a new main office facility for the Company's subsidiary, Farmers and Merchants Bank of Adel. The new facility was occupied in January 1996.

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

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized gains for the available-for-sale category of approximately $105,000 ($56,000 net of income tax effect). All securities were held in the available-for-sale category as of March 31, 1996. Pursuant to Financial Accounting Standards Board Statement No. 115 effective January 1, 1994, a valuation allowance has been provided for the available-for-sale category with a resulting charge or credit to stockholders' equity (net of income tax effect).

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at March 31, 1996, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 CONSOLIDATED
                                                              __________________
                                                               MINIMUM
                                                              REQUIRED  ACTUAL
                                                              -------- --------
            Leverage Capital Ratio                                 4.0    9.0
            Tier One Capital to
             "Risk Weighted" Assets                                4.0   14.3
            Tier Two Capital to
             "Risk Weighted" Assets                                8.0   15.5

Each entity was in full compliance with its respective regulatory capital requirements.

Liquidity and Capital Resources
- -------------------------------
Liquidity management involves the matching of the cash flow requirements of customers, for the withdrawal of funds or the funding of additional loans, and the ability of the Banks to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At March 31, 1996, the Company's cash and due from banks were approximately $6.2 million in excess of its reserve requirements of approximately $.9 million, its short-term deposits with financial institutions were approximately $2.4 million and its federal funds sold were approximately $7.1 million. All of the above can be converted to cash
on short notice.    The sale of investments which had a market value of
approximately $63.1 million at March 31, 1996 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $25.8 million were pledged as of March 31, 1996.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $9.0 million at March 31, 1996, at fixed and variable rates ranging from 5.20% to 6.66%.

Through the Company's dividend reinvestment and common stock purchase plans, an additional 5,016 shares at an average of $24.00 per share was issued during the three months ended March 31, 1996.

                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

                 None.

ITEM 2.     CHANGES IN SECURITIES.

                 None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 None.

ITEM 5.     OTHER INFORMATION.

                 None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits:

                       Exhibit No.
                      -----------
                         27.1                         Financial Data Schedule

                 (b)  Reports on Form 8-K.

                         No reports on Form 8-K were filed during the period
                        covered by this Report.









              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAB BANKSHARES, INC.



                                   By:          R. BRADFORD BURNETTE
                                     -----------------------------------------
                                      R. Bradford Burnette
                                      President
                                      (Principal Executive Officer)


                                   By:          C. LARRY WILKINSON
                                     ----------------------------------------
                                      C. Larry Wilkinson
                                      (Vice President, Principal
                                      Financial Officer, and
                                      Principal Accounting Officer)

                                   Date:May 13, 1996