Form 10QSB
period 1996-06-30
PAB BANKSHARES INC
filed 1996-08-14
CIK 705200

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

Commission file number 0-25422

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                       -------    -------
The number of shares outstanding of the Issuer's class of common stock at June 30, 1996 was 2,762,014 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                               -----    -----

                              PAB BANKSHARES, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE
                                                                        ----
                       PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS:

               CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996
                 (UNAUDITED) AND DECEMBER 31, 1995   . . . . . . . . . . .  3

               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
                 MONTH AND SIX MONTH PERIODS ENDED JUNE 30,
                 1996 AND 1995   . . . . . . . . . . . . . . . . . . . . .  4

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (UNAUDITED) - SIX MONTH PERIODS ENDED JUNE 30,
                 1996 AND 1995   . . . . . . . . . . . . . . . . . . . . .  5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
                 SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995  . . . . .  7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . .  9

               ACCOUNTANTS' DISCLAIMER OF OPINION . . . . . . . . . . . .  10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATION   . . . . . . . . . . . . . . . . . . .  11


                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . .  18
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . .  18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . .  18
ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  18

SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 1996               1995
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                   $  9,559,469          9,781,601
   Interest-bearing deposits in other banks                                                     1,577,089          2,133,269
   Federal funds sold                                                                           1,700,000          7,010,000
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           12,836,558         18,924,870
Time Deposits                                                                                     794,000          1,203,400
Investment Securities                                                                          60,080,078         62,690,720
Investment in Unconsolidated Subsidiary                                                           158,778            135,180
Loans, Net of Allowance for Loan Losses ($2,433,639 - 1996; $2,293,723 - 1995)
   and Unearned Interest                                                                      192,050,096        169,228,734
Bank Premises and Equipment                                                                     6,725,940          6,517,731
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    454,643            125,000
   Land held for future development                                                               366,790            366,790
   Property acquired in settlement of loans                                                       447,445            443,378
Accrued Interest Receivable                                                                     3,329,465          3,033,991
Cash Value of Life Insurance                                                                    1,916,759          1,541,454
Goodwill                                                                                        2,320,122          2,374,074
Other Assets                                                                                    1,130,964            502,997
                                                                                             ------------       ------------
   Total Assets                                                                              $282,611,638        267,088,319
                                                                                             ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
                                                                                                   JUNE 30,         DECEMBER 31,
                                                                                                     1996               1995
                                                                                                 ------------       ------------
                                                                                                  (Unaudited)


Deposits:
   Demand                                                                                        $  32,132,884         34,530,746
   NOW                                                                                              53,887,375         52,883,974
   Savings                                                                                          17,728,656         17,192,176
   Time, $100,000 and over                                                                          38,284,635         38,688,794
   Other time                                                                                       89,150,060         87,929,786
                                                                                                  ------------       ------------
                                                                                                   231,183,610        231,225,476

Notes Payable                                                                                        2,200,000          2,700,000
Advances from Federal Home Loan Bank                                                                22,649,666          7,941,073
Accrued Interest                                                                                       580,815            680,618
Advance Payments by Borrowers for Taxes and Insurance                                                  238,677            207,765
Dividends Payable                                                                                      179,531            149,149
Income Taxes:
   Current                                                                                              94,684             24,235
Other Liabilities                                                                                      627,246            781,272
                                                                                                  ------------       ------------
     Total Liabilities                                                                             257,754,229        243,709,588
                                                                                                  ------------       ------------
Stockholders' Equity:
   Common stock, no par value, 4,000,000 shares authorized,
     2,866,184 shares (1995 - 2,834,004) issued and 2,762,014
     shares (1995 - 2,834,004) outstanding                                                           1,263,745          1,263,745
   Additional paid in capital                                                                       15,168,997         14,744,822
   Retained earnings                                                                                10,014,480          8,646,738
   Unrealized gains (losses) on available-for-sale securities,
     net of applicable deferred income taxes                                                          (343,175)           184,469
                                                                                                  ------------       ------------
                                                                                                    26,104,047         24,839,774
   Treasury stock, at cost (104,170 shares; 1995 - 122,196)                                         (1,246,638)        (1,461,043)
                                                                                                  ------------       ------------
                                                                                                    24,857,409         23,378,731
                                                                                                  ------------       ------------
     Total Liabilities and Stockholders' Equity                                                   $282,611,638        267,088,319
                                                                                                  ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                         --------------------------------        -------------------------------
                                                             1996                1995                1996                1995
                                                         ------------        ------------        ------------        ------------
Interest Income:
   Interest and fees on loans                            $  4,482,784           3,983,049           8,675,479           7,691,684
   Interest on investment securities:
     Taxable                                                  911,121             789,943           1,861,412           1,608,429
     Tax exempt                                                36,087              38,283              86,500              75,431
   Interest on federal funds sold                              42,415              98,222             135,652             131,708
   Interest on deposits in banks                               21,317              43,504              47,681             122,382
                                                          -----------         -----------         -----------         -----------
     Total                                                  5,493,724           4,953,001          10,806,724           9,629,634
                                                          -----------         -----------         -----------         -----------
Interest Expense:
   Interest on deposits                                     2,494,701           2,230,876           5,031,243           4,195,373
   Interest on federal funds purchased                          4,992                  30              14,283               2,204
   Interest on notes and mortgages                             44,765              37,895              98,053              79,951
   Interest on advances from Federal Home Loan Bank           151,398              98,047             272,863             165,227
                                                          -----------         -----------         -----------         -----------
     Total                                                  2,695,856           2,366,848           5,416,442           4,442,755
                                                          -----------         -----------         -----------         -----------
Net Interest Income                                         2,797,868           2,586,153           5,390,282           5,186,879
Provision for Loan Losses                                      76,250             175,500             152,500             250,500
                                                          -----------         -----------         -----------         -----------
Net Interest Income After Provision for Loan Losses         2,721,618           2,410,653           5,237,782           4,936,379
                                                          -----------         -----------         -----------         -----------
Other Income:
   Service charges on deposit accounts                        420,069             351,118             807,636             679,663
   Insurance commissions                                       20,615              14,605              27,036              23,384
   Fees on mortgage loans sold                                    -0-               2,488                 -0-               5,074
   Equity in earnings of unconsolidated subsidiary             37,856              31,617              83,598              70,570
   Gain (Loss) on sale of loans                                   840                 613               4,383                (296)
   Gain (Loss) on sale of assets                                  -0-                 -0-               2,890                 -0-
   Other income                                               117,586             104,109             228,099             218,425
   Securities gains (losses)                                   (4,318)            121,796              22,367             121,796
                                                          -----------         -----------         -----------         -----------
     Total                                                    592,648             626,346           1,176,009           1,118,616
                                                          -----------         -----------         -----------         -----------
Other Expenses:
   Compensation                                               851,940             809,741           1,705,857           1,612,039
   Other personnel expenses                                   192,626             204,120             375,019             420,474
   Occupancy expense of bank premises                          99,798              93,746             202,946             180,731
   Furniture and equipment expense                            189,125             170,824             373,100             335,463
   Federal deposit insurance                                   34,905             114,730              68,966             229,460
   Postage and courier services                                49,335              41,405              94,964              93,416
   Supplies                                                    67,732              55,367             126,085             115,417
   Amortization                                                26,975              29,524              53,952              59,049
   Other operating expenses                                   402,629             371,314             836,179             734,288
                                                          -----------         -----------         -----------         -----------
     Total                                                  1,915,065           1,890,771           3,837,068           3,780,337
                                                          -----------         -----------         -----------         -----------

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                         --------------------------------        -------------------------------
                                                             1996                1995                1996                1995
                                                         ------------        ------------        ------------        ------------
Income Before Income Taxes                                  1,399,201           1,146,228           2,576,723           2,274,658

Income Taxes                                                  469,566             387,264             865,777             753,881
                                                          -----------         -----------         -----------         -----------
Net Income                                                $   929,635             758,964           1,710,946           1,520,777
                                                          ===========         ===========         ===========         ===========
Earnings Per Share                                        $       .34          *      .27                 .63          *      .54
                                                          ===========         ===========         ===========         ===========
Weighted Average Shares                                     2,734,221         * 2,810,978           2,733,084         * 2,797,566
                                                          ===========         ===========         ===========         ===========
*  Restated to reflect 2-for-1 stock split in May 1996.

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                            ------------------------------------------
                                                                               UNREALIZED GAINS (LOSSES) ON
                                                                                    AVAILABLE-FOR-SALE
                                                                                        SECURITIES,
                                                                                          NET OF
                                                          ADDITIONAL                    APPLICABLE
                                            COMMON          PAID IN       RETAINED       DEFERRED       TREASURY
                                            STOCK           CAPITAL       EARNINGS     INCOME TAXES       STOCK         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Balances, December 31, 1994               $ 1,263,745      9,793,831      6,230,933       (859,500)           -0-     16,429,009
Issuance of 414,152 shares at $10 to
  acquire First Federal Savings Bank
  of Bainbridge                                   -0-      4,141,520            -0-            -0-            -0-      4,141,520
Issuance of 4,976 shares at $10 to
  directors in lieu of fees                       -0-         49,760            -0-            -0-            -0-         49,760
Issuance of 35,272 shares at $10.24
  through dividend reinvestment plan              -0-        333,395            -0-            -0-            -0-        333,395
Issuance of 21,572 shares at $10.50
  through common stock purchase plan              -0-        226,527            -0-            -0-            -0-        226,527
Net Income                                        -0-            -0-      1,520,777            -0-            -0-      1,520,777
Acquisition of 3,290 shares of treasury stock     -0-            -0-            -0-            -0-         35,637        (35,637)
Sale of 2,218 shares of treasury stock            -0-            -0-            -0-            -0-        (24,305)        24,305
Dividends                                         -0-            -0-       (279,947)           -0-            -0-       (279,947)
Change in unrealized gains and losses on
  available-for-sale securities, net of
  applicable deferred income taxes                -0-            -0-            -0-      1,017,864            -0-      1,017,864
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, June 30, 1995 (Unaudited)       $ 1,263,745     14,545,033      7,471,763        158,364         11,332     23,427,573
                                          ===========    ===========    ===========    ===========    ===========    ===========

Balances, December 31, 1995              $  1,263,745     14,744,822      8,646,738        184,469      1,461,043     23,378,731
Issuance of 16,866 shares at $12.12
  average through dividend reinvestment plan      -0-        204,437            -0-            -0-            -0-        204,437
Issuance of 8,622 shares at $12.89
  average through common stock purchase plan      -0-        111,150            -0-            -0-            -0-        111,150
Issuance of 6,692 shares at $10.50 to
  Directors in lieu of fees                       -0-         70,265            -0-            -0-            -0-         70,265
Net Income                                        -0-            -0-      1,710,946            -0-            -0-      1,710,946
Acquisition of 2,474 shares of treasury stock     -0-            -0-            -0-            -0-         30,925        (30,925)
Sale of 20,500 shares of treasury stock           -0-         38,323            -0-            -0-       (245,330)       283,653
Dividends                                         -0-            -0-       (343,204)           -0-            -0-       (343,204)
Change in unrealized gains and losses on
  available-for-sale securities, net of
  applicable deferred income taxes                -0-            -0-            -0-       (527,644)           -0-       (527,644)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, June 30, 1996 (Unaudited)       $ 1,263,745     15,168,997     10,014,480       (343,175)     1,246,638     24,857,409
                                          ===========    ===========    ===========    ===========    ===========    ===========

All numbers of shares ane per share amounts restated to reflect 2-for-1 stock split in May 1996.

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                    -----------------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------

Cash Flows From Operating Activities:
   Net income                                                                                      $ 1,710,946          1,520,777
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      236,437            164,733
     Deferred income taxes                                                                             (11,964)           (13,684)
     Provision for loan losses                                                                         152,500            250,500
     Amortization of goodwill                                                                           53,952             59,049
     Amortization (accretion) of subsidiary acquisition adjustments                                   (101,075)           (98,656)
     (Gain) loss on sale of loans                                                                       (4,383)               296
     Securities (gains) losses                                                                         (22,367)          (121,796)
     (Gain) loss on sale of assets                                                                      (2,890)               -0-
     Minority interests                                                                                    208                241
     Equity in earnings of unconsolidated subsidiary                                                   (83,598)           (50,750)
     Dividend received from unconsolidated subsidiary                                                   60,000             50,000
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                               (295,474)          (214,450)
     Increase (decrease) in accrued interest payable                                                   (99,803)            56,524
     (Increase) decrease in other assets                                                              (321,050)           106,631
     Increase (decrease) in income taxes payable                                                        70,449             10,045
     Increase (decrease) in other liabilities                                                          (83,969)          (389,079)
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                  1,257,919          1,330,381
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                               (840,300)          (410,997)
   Proceeds from sale of assets                                                                         68,901                -0-
   Principal payments on mortgage-backed securities                                                    731,784            319,267
   Purchase of available-for-sale securities                                                        (8,902,459)        (5,807,193)
   Proceeds from maturities of available-for-sale securities                                        10,080,971          4,150,000
   Proceeds from calls of held-of-maturity securities                                                      -0-              4,546
   Proceeds from maturities of held-to-maturity securities                                                 -0-            100,000
   Purchase of held-to-maturity securities                                                                 -0-           (530,000)
   Proceeds from sales of available-for-sale securities                                                    -0-          2,162,261
   (Increase) decrease in interest-bearing deposits in banks                                           409,400            593,402
   (Increase) decrease in loans                                                                    (22,972,355)       (12,912,818)
   (Increase) decrease in cash value of life insurance                                                (375,305)           (13,470)
   Cash disbursed to acquire First Federal Savings Bank                                                    -0-         (3,901,055)
   Cash and cash equivalent assets received upon acquisition of First Federal Savings Bank                 -0-          3,915,646
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                (21,799,363)       (12,330,411)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Proceeds of additional stock issue                                                                  111,150            226,527
   Increase (decrease) in time deposits                                                                816,115         13,699,412
   Increase (decrease) in other deposits                                                              (857,981)        (5,114,822)

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                    -----------------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------

   Advances from Federal Home Loan Bank                                                             34,573,000          3,100,000
   Payments on long-term indebtedness                                                              (20,364,407)          (722,500)
   Dividends paid                                                                                     (108,385)          (215,664)
   Acquisition of treasury stock                                                                       (30,925)           (35,637)
   Proceeds from sale of treasury stock                                                                283,653             24,305
   Increase in federal funds purchased                                                                     -0-            500,000
   Increase in advance payments by borrowers for taxes and insurance                                    30,912             86,362
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 14,453,132         11,547,983
                                                                                                   -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                (6,088,312)           547,953

Cash and Cash Equivalents at Beginning of Period                                                    18,924,870         12,808,797
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $12,836,558         13,356,750
                                                                                                   ===========        ===========

Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 5,516,245          4,386,231
                                                                                                   ===========        ===========
   Income taxes                                                                                    $   792,095            723,430
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
- -------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $   836,029         (1,586,075)
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees, stock issued through dividend
reinvestment plan and stock issued to acquire First Federal Savings Bank                           $   274,702          4,524,675
                                                                                                   ===========        ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of Presentation
- ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Board of Directors
PAB Bankshares, Inc. and Subsidiaries
Valdosta, Georgia

The accompanying consolidated balance sheet of PAB Bankshares, Inc. and Subsidiaries as of June 30, 1996, and the related statements of income, stockholders' equity and cash flows, for the three and six months ended June 30, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.

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



Stewart, Fowler & Stalvey, P.C.
- -------------------------------

Valdosta, Georgia
July 3, 1996

           MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
- ---------------------
The Company, including the operations of its subsidiaries, reported consolidated net income of $1,710,946 for the six months ended June 30, 1996 compared to $1,520,777 for the six months ended June 30, 1995. Net interest income after provision for loan losses was $5,237,782 and $4,936,379 for the six months ended June 30, 1996 and 1995, respectively. The provision for loan losses was $152,500 and $250,500 for the six months ended June 30, 1996 and 1995, respectively. Noninterest income totalled $1,176,009 and $1,118,616 for the six months ended June 30, 1996 and 1995, respectively and noninterest expenses totalled $3,837,068 and $3,780,337 for the six months ended June 30, 1996 and 1995, respectively.

The following table summarizes the results of operations of the Company for the three month and six month periods ended June 30, 1996 and 1995.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1996       1995       1996     1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Interest income              $  5,494      4,953     10,807      9,630
     Interest expense               (2,695)    (2,367)    (5,416)    (4,443)
                                  --------   --------   --------   --------
     Net interest income             2,799      2,586      5,391      5,187
     Provision for loan losses         (77)      (176)      (153)      (251)
     Noninterest income                593        626      1,176      1,119
     Noninterest expense            (1,915)    (1,890)    (3,837)    (3,780)
                                  --------   --------   --------   --------
     Income before taxes             1,400      1,146      2,577      2,275
     Income taxes                     (470)      (387)      (866)      (754)
                                  --------   --------   --------   --------
     Net income                   $    930        759      1,711      1,521
                                  ========   ========   ========   ========

Interest Income
- ---------------
Total interest income increased approximately $1,177,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the net effect of an increase in the average loan portfolio balance from approximately $159.5 million for the six months ended June 30, 1995 to approximately $182.2 million for the six months ended June 30, 1996 and a decrease in the average rate earned on the loan portfolio from 9.65% for the six months ended June 30, 1995 to 9.53% for the six months ended June 30, 1996. The effect of these two changes increased the interest income earned on the loan portfolio from approximately $7,692,000 for the six months ended June 30, 1995 to approximately $8,675,000 for the six months ended June 30, 1996, an increase
of $983,000.   Interest income on the loan portfolio increased from
approximately $3,983,000 for the quarter ended June 30, 1995 to approximately $4,483,000 for the quarter ended June 30, 1996, an increase of $500,000.

Interest earned on taxable investment securities increased from approximately $1,608,000 for the six months ended June 30, 1995 to approximately $1,861,000 for the six months ended June 30, 1996, an increase of $253,000. This increase was the combined effect of an increase in the average taxable investment portfolio balance from approximately $51.2 million for the six months ended June 30, 1995 to approximately $58.9 million for the six months ended June 30, 1996 and an increase in the rate earned on the taxable investment portfolio from 6.28% for the six months ended June 30, 1995 to 6.32% for the six months ended June 30, 1996. Interest income on the taxable investment portfolio increased from approximately $790,000 for the quarter ended June 30, 1995 to approximately $911,000 for the quarter ended June 30, 1996, an increase of $121,000.

Interest earned on nontaxable investment securities increased from approximately $75,000 for the six months ended June 30, 1995 to approximately $87,000 for the six months ended June 30, 1996, an increase of $12,000. This increase was the net effect of an increase in the average non-taxable investment securities portfolio balance from approximately $2.7 million for the six months ended June 30, 1995 to approximately $3.1 million for the six months ended June 30, 1996 and a decrease in the rate earned on the non-taxable investment portfolio from 5.68% for the six months ended June 30, 1995 to 5.66% for the six months ended June 30, 1996. Interest income on the non-taxable investment securities decreased from approximately $38,000 for the quarter ended June 30, 1995 to approximately $36,000 for the quarter ended June 30, 1996, a decrease of $2,000.

As of June 30, 1996, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (24.7%), securities of U.S. Government Agencies and Corporations (64.4%), obligations of States, Counties and Municipalities (5.2%) and equity securities (5.5%) and other debt securities (.2%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates. As further discussed under "Financial Condition", the portfolio reflects unrealized losses.

Interest earned on interest-bearing deposits in banks decreased from approximately $122,000 for the six months ended June 30, 1995 to approximately $48,000 for the six months ended June 30, 1996, a decrease of $74,000. This decrease was the combined effect of a decrease in the average interest-bearing deposits balance from approximately $4.5 million for the six months ended June 30, 1995 to approximately $2.7 million for the six months ended June 30, 1996 and a decrease in the rate earned on the interest-bearing deposits from 5.41% for the six months ended June 30, 1995 to 3.53% for the six months ended June 30, 1996. Interest income on the interest-bearing deposits decreased from approximately $44,000 for the quarter ended June 30, 1995 to approximately $21,000 for the quarter ended June 30, 1996, a decrease of $23,000.

Interest earned on federal funds sold increased from approximately $132,000 for the six months ended June 30, 1995 to approximately $136,000 for the six months ended June 30, 1996, an increase of $4,000. This increase was the net effect of an increase in the average federal funds sold balance from approximately $2.7 million for the six months ended June 30, 1995 to approximately $5.3 million for the six months ended June 30, 1996 and a decrease in the rate earned on the federal funds sold from 6.13% for the six months ended June 30, 1995 to 5.13% for the six months ended June 30, 1996. Interest income on federal funds sold decreased from approximately $98,000 for the quarter ended June 30, 1995 to approximately $42,000 for the quarter ended June 30, 1996, a decrease of $56,000.

Interest Expense
- ----------------
Total interest expense increased approximately $973,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $182.3 million for the six months ended June 30, 1995 to approximately $199.8 million for the six months ended June 30, 1996 and an increase in the average rate paid on interest-bearing deposits from 4.60% for the six months ended June 30, 1995 to 5.04% for the six months ended June 30, 1996. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $4,195,000 for the six months ended June 30, 1995 to approximately $5,031,000 for the six months ended June 30, 1996, an increase of $836,000. Interest expense on interest-bearing deposits increased from approximately $2,231,000 for the quarter ended June 30, 1995 to approximately $2,495,000 for the quarter ended June 30, 1996, an increase of $264,000. The increase in interest-bearing deposits came from the local communities served by the Banks.

All other interest expense consisting principally of notes and mortgages payable, increased from approximately $247,000 for the six months ended June 30 30, 1995 to approximately $385,000 for the six months ended June 30, 1996, an increase of $138,000. This increase was the combined effect of an increase in the average balance of advances from the Federal Home Loan Bank from approximately $6.1 million for the six months ended June 30, 1995 to approximately $13.2 million for the six months ended June 30, 1996 and an increase in the average rate paid on the advances from 5.46% for the six months
ended June 30, 1995 to 5.60% for the six months ended June 30, 1996.   Interest
of approximately $14,000 was paid on federal funds purchased during the six months ended June 30, 1996 and approximately $2,000 during the six months ended June 30, 1995. Additionally, the Company had notes payable outstanding to a correspondent bank in the amount of $2.2 million at June 30, 1996 (average balance of $2.5 million). The advances from the Federal Home Loan Bank in the amount of $22.6 million carry a combination of fixed and variable interest rate averaging 5.60% at June 30, 1996 with maturities through 2010. The note payable to a correspondent bank in the amount of $2.2 million is at prime less .50% subject to a ceiling of 9.50% until July 1, 1999, secured by the stock of First Federal Savings Bank of Bainbridge acquired effective January 1, 1995.
Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. The Company had no federal funds purchased outstanding at June 30, 1996. The correspondent bank loan was to partially fund the acquisition of First Federal Savings Bank of Bainbridge. The advances from the Federal Home Loan Bank were primarily to fund mortgage loans made. The federal funds purchased were for short term liquidity purposes.

Noninterest Income
- ------------------
The following table presents the principal components of noninterest income for the three month and six month periods ended June 30, 1996 and 1995.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Service charges on deposit
       accounts                   $    421        351        808        680
     Insurance commissions              21         15         27         23
     Fees on mortgage loans sold       -0-          2        -0-          5
     Gain (Loss) on sale of loans      -0-          1          4        -0-
     Securities gains (losses)          (5)       122         22        122
     Gain (loss) on sale of assets     -0-        -0-          3        -0-
     Equity in earnings of
       unconsolidated subsidiary        38         32         84         71
     Other income                      118        103        228        218
                                  --------   --------   --------   --------
       Total Noninterest Income   $    593        626      1,176      1,119
                                  ========   ========   ========   ========

Noninterest income for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 increased approximately $57,000.

Service charges on deposit accounts for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, increased approximately $128,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is 50% owned by First Federal Savings Bank of Bainbridge, which was acquired by the Company effective January 1, 1995 increased $13,000. During the six months ended June 30, 1996, the Company realized gains on the sale of securities from the available-for-sale portfolio of approximately $22,000 and approximately $122,000 during the six months ended June 30, 1995. All other income increased approximately $16,000.

Noninterest Expenses
- --------------------
The following table presents the principal components of noninterest expenses for the three month and six month periods ended June 30, 1996 and 1995.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Compensation                 $    852        810      1,706      1,612
     Other personnel expenses          193        204        375        421
     Occupancy expense of bank
       premises                        100         94        203        181
     Furniture and equipment expense   189        171        373        335
     Federal deposit insurance          35        115         69        230
     Postage and courier services       49         41         95         93
     Supplies                           68         55        126        115
     Amortization                       27         30         54         59
     Other operating expenses          402        370        836        734
                                  --------   --------   --------   --------
       Total Noninterest Expenses $  1,915      1,890      3,837      3,780
                                  ========   ========   ========   ========

Noninterest expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, increased approximately $57,000 or 1.5%. Compensation and other personnel expenses increased approximately $48,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. Excluding federal deposit insurance, all other expenses increased approximately $170,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 or 11.2%. This increase was primarily the result of a larger volume of business. Federal deposit insurance decreased $161,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

Provision for Loan Losses
- -------------------------
The provision for loan losses for the six months ended June 30, 1996 was $153,000 compared to $251,000 for the six months ended June 30, 1995. The balance of the allowance for loan losses was approximately $2,434,000 (1.3% of outstanding loans) at June 30, 1996 and approximately $2,160,000 (1.3% of outstanding loans) at June 30, 1995. Actual loan charge-offs net of recoveries were approximately $13,000 of net charge-offs for the six months ended June 30, 1996 and approximately $69,000 of net charge-offs for the six months ended June 30, 1995. Non-accrual loans were approximately $229,000 at June 30, 1996 as compared to $198,000 at December 31, 1995. Loans ninety days or more past due and still accruing amounted to approximately $166,000 at June 30, 1996 and $302,000 at December 31, 1995. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy and other relevant factors.

Income Taxes
- ------------
The effective tax rate for the six months ended June 30, 1996 was 33.6% compared to 33.1% for the six months ended June 30, 1995.

Financial Condition
- -------------------
The Company, including its subsidiaries, reported consolidated total assets of approximately $282.6 million at June 30, 1996 and approximately $267.1 million at December 31, 1995 representing an increase of approximately $15.5 million.

During the six months ended June 30, 1996, Federal Funds sold decreased $5.3 million, cash and due from banks decreased $.2 million, advances from the Federal Home Loan Bank increased $14.7 million, operations generated $1.3 million, interest bearing deposits decreased $1.0 million, investment securities decreased $1.9 million and proceeds of additional stock issued were $.4 million which provided $24.8 million of funds which were used to fund increases in loans of $23.0 million, pay dividends of approximately $.1 million, reduce note payable to correspondent bank by $.5 million, increase capital expenditures by $.8 million and acquire additional life insurance on key officers participating in the salary continuation plan of $.4 million.

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

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized losses for the available-for-sale category of approximately $534,000 ($343,000 net of income tax effect). All securities were held in the available-for-sale category as of June 30, 1996. Pursuant to Financial Accounting Standards Board Statement No. 115 effective January 1, 1994, a valuation allowance has been provided for the available-for-sale category with a resulting credit to stockholders' equity (net of income tax effect).

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At June 30, 1996, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 CONSOLIDATED
                                                              ------------------
                                                               MINIMUM
                                                              REQUIRED  ACTUAL
                                                              -------- --------

            Leverage Capital Ratio                                 4.0    8.9
            Tier One Capital to
             "Risk Weighted" Assets                                4.0   13.4
            Tier Two Capital to
             "Risk Weighted" Assets                                8.0   14.7

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At June 30, 1996, the Company's cash and due from banks were approximately $8.6 million in excess of its reserve requirements of approximately $.9 million, its short-term deposits with financial institutions were approximately $2.4 million and its federal funds sold were approximately $1.7 million. All of the above can be converted to cash
on short notice.    The sale of investments which had a market value of
approximately $60.1 million at June 30, 1996 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $20.4 million were pledged as of June 30, 1996.

The Banks' funding needs are based primarily on the volume of lending. The primary funding source is from new deposits and advances from the Federal Home Loan Bank. The Banks seek to attract new deposits by paying rates of interest on deposit accounts which are competitive in their respective primary service areas. The Banks' generally do not pay brokers' commissions in connection with the obtaining of deposits or have deposits outside the primary service area.

The Banks do not pay premiums to attract deposits. The Banks continue to expect that new deposits and advances will serve as their primary funding source.

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $22.6 million at June 30, 1996, at an average rate of 5.60%.

Through the Company's dividend reinvestment and common stock purchase plans, an additional 25,488 shares at an average of $12.38 per share was issued during the six months ended June 30, 1996.

                           PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

ITEM 2.     CHANGES IN SECURITIES.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                Items 1, 2, 3, and 4 are inapplicable and are omitted.
ITEM 5.     OTHER INFORMATION.

                In May 1996, the Company split its stock 2-for-1. Additionally, in July 1996, the stock of the Company began trading on the American Stock Exchange.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits.

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

               PAB BANKSHARES, INC.



               By:                R. BRADFORD BURNETTE
                  ---------------------------------------------------
                  R. Bradford Burnette
                  President
                  (Principal Executive Officer)


               By:                C. LARRY WILKINSON
                  ---------------------------------------------------
                  C. Larry Wilkinson
                  (Vice President, Principal
                  Financial Officer, and
                  Principal Accounting Officer)

               Date:   August 13, 1996