Form 10QSB
period 1996-09-30
PAB BANKSHARES INC
filed 1996-11-14
CIK 705200

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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

   The number of shares outstanding of the Issuer's class of common stock at September 30, 1996 was 2,795,196 shares of common stock.

   Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                                   -----   -----

                               PAB BANKSHARES, INC.

                                    FORM 10-QSB

                                 TABLE OF CONTENTS
                                 -----------------

                                                                           PAGE
                                                                           ----

                          PART I - FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1996
                   (UNAUDITED) AND DECEMBER 31, 1995   . . . . . . . . . . .  3

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
                   MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30,
                   1996 AND 1995   . . . . . . . . . . . . . . . . . . . . .  4

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (UNAUDITED) - NINE MONTH PERIODS ENDED SEPTEMBER 30,
                   1996 AND 1995   . . . . . . . . . . . . . . . . . . . . .  5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
                   NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995  . .  7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .  8

                  ACCOUNTANTS' DISCLAIMER OF OPINION . . . . . . . . . . . .  9

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION   . . . . . . . . . . . . . . . . . . .  10


                            PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . .  18
   ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . .  18
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . .  18
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . .  18
   ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  18
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  18

   SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 1996               1995
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                  $  13,599,628          9,781,601
   Interest-bearing deposits in other banks                                                     1,607,217          2,133,269
   Federal funds sold                                                                           2,460,000          7,010,000
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           17,666,845         18,924,870
Time Deposits                                                                                     595,000          1,203,400
Investment Securities                                                                          58,754,479         62,690,720
Investment in Unconsolidated Subsidiary                                                           162,327            135,180
Loans, Net of Allowance for Loan Losses ($2,580,249 - 1996; $2,293,723 - 1995)
   and Unearned Interest                                                                      190,924,118        169,228,734
Bank Premises and Equipment                                                                     6,668,899          6,517,731
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    450,050            125,000
   Land held for future development                                                               366,790            366,790
   Property acquired in settlement of loans                                                       447,445            443,378
Accrued Interest Receivable                                                                     3,483,841          3,033,991
Cash Value of Life Insurance                                                                    1,932,145          1,541,454
Goodwill                                                                                        2,293,146          2,374,074
Other Assets                                                                                      969,667            502,997
                                                                                             ------------       ------------
   Total Assets                                                                              $284,714,752        267,088,319
                                                                                             ============       ============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------

Deposits:
   Demand                                                                                    $ 33,784,093         34,530,746
   NOW                                                                                         48,407,658         52,883,974
   Savings                                                                                     17,395,981         17,192,176
   Time, $100,000 and over                                                                     40,552,506         38,688,794
   Other time                                                                                  92,673,946         87,929,786
                                                                                             ------------       ------------
                                                                                              232,814,184        231,225,476

Federal Funds Purchased                                                                         1,200,000                -0-
Notes Payable                                                                                   1,700,000          2,700,000
Advances from Federal Home Loan Bank                                                           20,796,416          7,941,073
Accrued Interest                                                                                  576,044            680,618
Advance Payments by Borrowers for Taxes and Insurance                                             297,142            207,765
Dividends Payable                                                                                 195,664            149,149
Income Taxes:
   Current                                                                                            -0-             24,235
Other Liabilities                                                                               1,261,802            781,272
                                                                                             ------------       ------------
     Total Liabilities                                                                        258,841,252        243,709,588
                                                                                             ------------       ------------
Stockholders' Equity:
   Common stock, no par value, 4,000,000 shares authorized,
     2,884,986 shares (1995 - 2,834,004) issued and 2,795,196
     shares (1995 - 2,711,808) outstanding                                                      1,263,745          1,263,745
   Additional paid in capital                                                                  15,454,710         14,744,822
   Retained earnings                                                                           10,532,856          8,646,738
   Unrealized gains (losses) on available-for-sale securities, net of applicable
     deferred income taxes                                                                      (303,264)            184,469
                                                                                             ------------       ------------
                                                                                               26,948,047         24,839,774
   Treasury stock, at cost (89,790 shares; 1995 - 122,196)                                     (1,074,547)        (1,461,043)
                                                                                             ------------       ------------
                                                                                               25,873,500         23,378,731
                                                                                             ------------       ------------
     Total Liabilities and Stockholders' Equity                                              $284,714,752       $267,088,319
                                                                                             ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------        -------------------------------
                                                             1996                1995                1996                1995
                                                         ------------        ------------        ------------        ------------
Interest Income:
   Interest and fees on loans                            $  4,666,689           4,127,458          13,342,168          11,819,142
   Interest on investment securities:
     Taxable                                                  905,666             813,313           2,767,078           2,421,742
     Tax exempt                                                33,552              41,440             120,052             116,871
   Interest on federal funds sold                              35,436              80,078             171,088             211,786
   Interest on deposits in banks                               40,584              30,224              88,265             152,606
                                                          -----------         -----------         -----------         -----------
     Total                                                  5,681,927           5,092,513          16,488,651          14,722,147
                                                          -----------         -----------         -----------         -----------
Interest Expense:
   Interest on deposits                                     2,461,458           2,391,154           7,492,701           6,586,527
   Interest on federal funds purchased                         10,661               1,650              24,944               3,854
   Interest on notes and mortgages                             34,354              27,917             132,407             107,868
   Interest on advances from Federal Home Loan Bank           288,169             127,750             561,032             292,977
                                                          -----------         -----------         -----------         -----------
     Total                                                  2,794,642           2,548,471           8,211,084           6,991,226
                                                          -----------         -----------         -----------         -----------

Net Interest Income                                         2,887,285           2,544,042           8,277,567           7,730,921

Provision for Loan Losses                                     176,250              67,500             328,750             318,000
                                                          -----------         -----------         -----------         -----------
Net Interest Income After Provision for Loan Losses         2,711,035           2,476,542           7,948,817           7,412,921
                                                          -----------         -----------         -----------         -----------
Other Income:
   Service charges on deposit accounts                        398,883             334,246           1,206,519           1,013,909
   Insurance commissions                                       12,155              10,282              39,191              33,666
   Equity in earnings of unconsolidated subsidiary            103,548              79,568             187,146             150,138
   Gain (Loss) on sale of loans                                 2,608              31,710               6,991              31,414
   Gain (Loss) on sale of assets                                  -0-                 -0-               2,890                 -0-
   Other income                                               125,344              44,954             353,443             268,453
   Securities gains (losses)                                  102,179               1,659             124,546             123,455
                                                          -----------         -----------         -----------         -----------
     Total                                                    744,717             502,419           1,920,726           1,621,035
                                                          -----------         -----------         -----------         -----------
Other Expenses:
   Compensation                                               886,212             933,035           2,592,069           2,545,074
   Other personnel expenses                                   189,217             212,791             564,236             633,265
   Occupancy expense of bank premises                         104,898             102,446             307,844             283,177
   Furniture and equipment expense                            183,407             205,841             556,507             541,304
   Federal deposit insurance                                   34,180              23,093             103,146             252,553
   Special SAIF assessment                                    384,882                 -0-             384,882                 -0-
   Postage and courier services                                47,201              49,591             142,165             143,007
   Supplies                                                    74,929              52,252             201,014             167,669
   Amortization                                                26,976              29,524              80,928              88,573
   Other operating expenses                                   411,701             345,224           1,247,880           1,079,512
                                                          -----------         -----------         -----------         -----------
     Total                                                  2,343,603           1,953,797           6,180,671           5,734,134
                                                          -----------         -----------         -----------         -----------

Income Before Income Taxes                                  1,112,149           1,025,164           3,688,872           3,299,822

Income Taxes                                                  398,109             343,868           1,263,886           1,097,749
                                                          -----------         -----------         -----------         -----------
Net Income                                                $   714,040             681,296           2,424,986           2,202,073
                                                          ===========         ===========         ===========         ===========
Earnings Per Share                                        $       .25         *       .24                 .88         *       .79
                                                          ===========         ===========         ===========         ===========
Weighted Average Shares                                     2,856,160         * 2,838,734           2,748,517         * 2,804,686
                                                          ===========         ===========         ===========         ===========

*  Restated to reflect 2-for-1 stock split in May 1996.

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                           ---------------------------------------------
                                                                               UNREALIZED GAINS (LOSSES) ON
                                                                                    AVAILABLE-FOR-SALE
                                                                                        SECURITIES,
                                                                                          NET OF
                                                          ADDITIONAL                    APPLICABLE
                                            COMMON          PAID IN       RETAINED       DEFERRED       TREASURY
                                            STOCK           CAPITAL       EARNINGS     INCOME TAXES       STOCK         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Balances, December 31, 1994                $1,263,745      9,793,831      6,230,933       (859,500)           -0-     16,429,009

Issuance of 414,152 shares at $10 to
  acquire First Federal Savings
  Bank of Bainbridge                              -0-      4,141,520            -0-            -0-            -0-      4,141,520

Issuance of 4,976 shares at $10 to
  directors in lieu of fees                       -0-         49,760            -0-            -0-            -0-         49,760

Issuance of 41,832 shares at $10.11
  through dividend reinvestment plan              -0-        422,797            -0-            -0-            -0-        422,797

Issuance of 23,290 shares at $10.50
  through common stock purchase plan              -0-        244,571            -0-            -0-            -0-        244,571

Net Income                                        -0-            -0-      2,202,073            -0-            -0-      2,202,073

Acquisition of 125,324 shares of
  treasury stock                                  -0-            -0-            -0-            -0-      1,498,352     (1,498,352)

Sale of 2,218 shares of treasury stock            -0-            -0-            -0-            -0-        (24,305)        24,305

Dividends                                         -0-            -0-       (421,254)           -0-            -0-       (421,254)

Change in unrealized gains and (losses)
  on available-for-sale securities, net
  of applicable deferred income taxes             -0-            -0-            -0-        975,175            -0-        975,175
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, September 30, 1995 (Unaudited)  $ 1,263,745     14,652,479      8,011,752        115,675      1,474,047     22,569,604
                                          ===========    ===========    ===========    ===========    ===========    ===========

Balances, December 31, 1995                $1,263,745     14,744,822      8,646,738        184,469      1,461,043     23,378,731

Issuance of 6,692 shares at $10.50 to
  directors in lieu of fees                       -0-         70,265            -0-            -0-            -0-         70,265

Issuance of 27,344 shares at $12.57
  average through dividend reinvestment
  plan                                            -0-        343,791            -0-            -0-            -0-        343,791

Issuance of 16,945 shares at $13.44
  average through common stock purchase
  plan                                            -0-        227,679            -0-            -0-            -0-        227,679

Net Income                                        -0-            -0-      2,424,986            -0-            -0-      2,424,986

Acquisition of 2,474 shares of treasury stock     -0-            -0-            -0-            -0-         30,925        (30,925)

Sale of 34,880 shares of treasury stock           -0-         68,153            -0-            -0-       (417,421)       485,574

Dividends                                         -0-            -0-       (538,868)           -0-            -0-       (538,868)

Change in unrealized gains and (losses)
  on available-for-sale securities, net
  of applicable deferred income taxes             -0-            -0-            -0-       (487,733)           -0-       (487,733)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, September 30,
  1996 (Unaudited)                        $ 1,263,745     15,454,710     10,532,856       (303,264)     1,074,547     25,873,500
                                          ===========    ===========    ===========    ===========    ===========    ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                    -----------------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------

Cash Flows From Operating Activities:
   Net income                                                                                      $ 2,424,986          2,202,073
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      367,569            262,452
     Deferred income taxes                                                                             (17,947)           (22,794)
     Provision for loan losses                                                                         328,750            318,000
     Amortization of goodwill                                                                           80,928             88,573
     Amortization (accretion) of subsidiary acquisition adjustments                                   (142,252)          (145,279)
     (Gain) loss on sale of loans                                                                       (6,991)           (31,414)
     Securities (gains) losses                                                                        (124,546)          (123,455)
     (Gain) loss on sale of assets                                                                      (2,890)               -0-
     Minority interests                                                                                    332                282
     Equity in earnings of unconsolidated subsidiary                                                  (187,146)          (133,823)
     Dividend received from unconsolidated subsidiary                                                  160,000            125,000
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                               (449,850)          (443,613)
     Increase (decrease) in accrued interest payable                                                  (104,574)           201,800
     (Increase) decrease in other assets                                                              (143,989)            84,145
     Increase (decrease) in income taxes payable                                                       (24,235)           (16,477)
     Increase (decrease) in other liabilities                                                          554,203           (113,192)
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                  2,712,348          2,252,278
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                               (909,798)        (1,040,241)
   Proceeds from sale of assets                                                                         68,901                -0-
   Proceeds from maturities of held-to-maturity securities                                                 -0-            186,946
   Purchase of held-to-maturity securities                                                                 -0-           (530,000)
   Proceeds from sales of available-for-sale securities                                              5,441,297          4,891,118
   Proceeds from maturities of available-for-sale securities                                        12,480,971          4,800,000
   Purchase of available-for-sale securities                                                       (15,506,817)        (9,810,444)
   Principal payments on mortgage-backed securities                                                    992,737            474,507
   (Increase) decrease in interest-bearing deposits in banks                                           608,400          1,087,119
   (Increase) decrease in loans                                                                    (22,018,827)       (15,029,122)
   (Increase) decrease in cash value of life insurance                                                (390,691)          (408,176)
   Cash disbursed to acquire First Federal Savings Bank                                                    -0-         (3,901,055)
   Cash and cash equivalent assets received upon acquisition of First Federal Savings Bank                 -0-          3,915,646
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                (19,233,827)       (15,363,702)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Proceeds of additional long-term indebtedness                                                           -0-          1,200,000
   Proceeds of additional stock issued                                                                 223,939            244,571
   Increase (decrease) in time deposits                                                              6,607,872         16,673,157
   Increase (decrease) in other deposits                                                            (5,019,164)        (1,536,696)
   Advances from Federal Home Loan Bank                                                             57,067,000          5,875,000
   Payments on long-term indebtedness                                                              (45,211,657)        (3,936,844)
   Dividends paid                                                                                     (148,562)          (267,001)
   Acquisition of treasury stock                                                                       (30,925)        (1,498,352)
   Proceeds from sale of treasury stock                                                                485,574             24,305
   Increase (decrease) in federal funds purchased                                                    1,200,000           (870,000)
   Increase in advance payments by borrowers for taxes and insurance                                    89,377            217,045
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 15,263,454         16,125,185
                                                                                                   -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                (1,258,025)         3,013,761

Cash and Cash Equivalents at Beginning of Period                                                    18,924,870         12,808,797
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $17,666,845         15,822,558
                                                                                                   ===========        ===========
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 8,315,658          6,789,426
                                                                                                   ===========        ===========
   Income taxes                                                                                    $ 1,309,445          1,250,230
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $   810,829         (1,513,388)
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees, stock issued through dividend
   reinvestment plan and stock issued to acquire First Federal Savings Bank                        $   414,056          4,614,077
                                                                                                   ===========        ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Board of Directors
PAB Bankshares, Inc. and Subsidiaries
Valdosta, Georgia

The accompanying consolidated balance sheet of PAB Bankshares, Inc. and Subsidiaries as of September 30, 1996, and the related statements of income, stockholders' equity and cash flows, for the three and nine months ended September 30, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.

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

STEWART, FOWLER & STALVEY, P.C.
-------------------------------


Valdosta, Georgia
October 10, 1996

           MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
---------------------
The Company, including the operations of its subsidiaries, reported consolidated net income of $2,424,986 for the nine months ended September 30, 1996 compared to $2,202,073 for the nine months ended September 30, 1995. Net interest income after provision for loan losses was $7,948,817 and $7,412,921 for the nine months ended September 30, 1996 and 1995, respectively. The provision for loan losses was $328,750 and $318,000 for the nine months ended September 30, 1996 and 1995, respectively. Noninterest income totalled $1,920,726 and $1,621,035 for the nine months ended September 30, 1996 and 1995, respectively and noninterest expenses totalled $6,180,671 and $5,734,134 for the nine months ended September 30, 1996 and 1995, respectively.

The following table summarizes the results of operations of the Company for the three month and nine month periods ended September 30, 1996 and 1995.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1996       1995       1996     1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Interest income              $  5,682      5,092     16,489     14,722
     Interest expense               (2,795)    (2,548)    (8,211)    (6,991)
                                  --------   --------   --------   --------
     Net interest income             2,887      2,544      8,278      7,731
     Provision for loan losses        (176)       (67)      (329)      (318)
     Noninterest income                745        502      1,921      1,621
     Special SAIF assessment          (385)       -0-       (385)       -0-
     Other noninterest expense      (1,959)    (1,954)    (5,796)    (5,734)
                                  --------   --------   --------   --------
     Income before taxes             1,112      1,025      3,689      3,300
     Income taxes                     (398)      (344)    (1,264)    (1,098)
                                  --------   --------   --------   --------
     Net income                   $    714        681      2,425      2,202
                                  ========   ========   ========   ========

     Earnings per share           $    .25        .24        .88        .79
                                  ========   ========   ========   ========
     Pro-forma, Excluding Effect
       of Special SAIF Assessment,
       Net of Tax:
         Net income               $    954        681      2,665      2,202
                                  ========   ========   ========   ========
         Earnings per share       $    .34        .24        .97        .79
                                  ========   ========   ========   ========

Interest Income
---------------
Total interest income increased approximately $1,767,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the net effect of an increase in the average loan portfolio balance from approximately $161.9 million for the nine months ended September 30, 1995 to approximately $185.0 million for the nine months ended September 30, 1996 and a decrease in the average rate earned on the loan portfolio from 9.74% for the nine months ended September 30, 1995 to 9.62% for the nine months ended September 30, 1996. The effect of these two changes increased the interest income earned on the loan portfolio from approximately $11,819,000 for the nine months ended September 30, 1995 to approximately $13,342,000 for the nine months
ended September 30, 1996, an increase of $1,523,000.   Interest income on the
loan portfolio increased from approximately $4,127,000 for the quarter ended September 30, 1995 to approximately $4,667,000 for the quarter ended September 30, 1996, an increase of $540,000.

Interest earned on taxable investment securities increased from approximately $2,422,000 for the nine months ended September 30, 1995 to approximately $2,767,000 for the nine months ended September 30, 1996, an increase of $345,000. This increase was the combined effect of an increase in the average taxable investment portfolio balance from approximately $51.3 million for the nine months ended September 30, 1995 to approximately $58.2 million for the nine months ended September 30, 1996 and an increase in the rate earned on the taxable investment portfolio from 6.29% for the nine months ended September 30, 1995 to 6.34% for the nine months ended September 30, 1996. Interest income on the taxable investment portfolio increased from approximately $813,000 for the quarter ended September 30, 1995 to approximately $906,000 for the quarter ended September 30, 1996, an increase of $93,000.

Interest earned on nontaxable investment securities increased from approximately $117,000 for the nine months ended September 30, 1995 to approximately $120,000 for the nine months ended September 30, 1996, an increase of $3,000. This increase was the net effect of an increase in the average nontaxable investment securities balance from approximately $2.7 million for the nine months ended September 30, 1995 to approximately $3.1 million for the nine months ended September 30, 1996 and a decrease in the rate earned on the non-taxable investment portfolio from 5.79% for the nine months ended September 30, 1995 to 5.19% for the nine months ended September 30, 1996. Interest income on the non-taxable investment securities decreased from approximately $41,000 for the quarter ended September 30, 1995 to approximately $34,000 for the quarter ended September 30, 1996, a decrease of $7,000.

As of September 30, 1996, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (25.3%), securities of U.S. Government Agencies and Corporations (63.2%), obligations of States, Counties and Municipalities (5.4%), equity securities (5.9%) and other debt securities (.2%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates. As further discussed under "Financial Condition", the portfolio reflects unrealized losses.

Interest earned on interest-bearing deposits in banks decreased from approximately $153,000 for the nine months ended September 30, 1995 to approximately $88,000 for the nine months ended September 30, 1996, a decrease of $65,000. This decrease was the combined effect of a decrease in the average interest-bearing deposits balance from approximately $4.2 million for the nine months ended September 30, 1995 to approximately $2.6 million for the nine months ended September 30, 1996 and a decrease in the rate earned on the interest-bearing deposits from 4.88% for the nine months ended September 30, 1995 to 4.57% for the nine months ended September 30, 1996. Interest income on the interest-bearing deposits increased from approximately $30,000 for the quarter ended September 30, 1995 to approximately $41,000 for the quarter ended September 30, 1996, an increase of $11,000.

Interest earned on federal funds sold decreased from approximately $212,000 for the nine months ended September 30, 1995 to approximately $171,000 for the nine months ended September 30, 1996, a decrease of $41,000. This decrease was the net effect of an increase in the average federal funds sold balance from approximately $2.9 million for the nine months ended September 30, 1995 to approximately $4.6 million for the nine months ended September 30, 1996 and a decrease in the rate earned on the federal funds sold from 8.00% for the nine months ended September 30, 1995 to 4.98% for the nine months ended September 30, 1996. Interest income on federal funds sold decreased from approximately $80,000 for the quarter ended September 30, 1995 to approximately $35,000 for the quarter ended September 30, 1996, a decrease of $45,000.

Interest Expense
----------------

Total interest expense increased approximately $1,220,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $184.3 million for the nine months ended September 30, 1995 to approximately $199.6 million for the nine months ended September 30, 1996 and an increase in the average rate paid on interest-bearing deposits from 4.76% for the nine months ended September 30, 1995 to 5.00% for the nine months ended September 30, 1996. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $6,587,000 for the nine months ended September 30, 1995 to approximately $7,493,000 for the nine months ended September 30, 1996, an increase of $906,000. The increase in interest-bearing deposits came from the local communities served by the Banks. Interest expense on interest-bearing deposits increased from approximately $2,391,000 for the quarter ended September 30, 1995 to approximately $2,461,000 for the quarter ended September 30, 1996, an increase of $70,000.

All other interest expense consisting principally of notes and mortgages payable, increased from approximately $405,000 for the nine months ended September 30, 1995 to approximately $718,000 for the nine months ended September 30, 1996, an increase of $313,000. This increase was the net effect of an increase in the average balance of advances from the Federal Home Loan Bank from approximately $6.3 million for the nine months ended September 30, 1995 to approximately $15.1 million for the nine months ended September 30, 1996 and a decrease in the average rate paid on the advances from 6.20% for the nine months ended September 30, 1995 to 4.96% for the nine months ended September 30, 1996.

Interest of approximately $25,000 was paid on federal funds purchased during the nine months ended September 30, 1996 and approximately $4,000 during the nine months ended September 30, 1995.

Additionally, the Company had notes payable outstanding to a correspondent bank in the amount of $1.7 million at September 30, 1996 (average balance of $2.3 million).

The advances from the Federal Home Loan Bank in the amount of $20.8 million carry a combination of fixed and variable interest rates averaging 6.06% at September 30, 1996 with maturities through 2010.

The note payable to a correspondent bank in the amount of $1.7 million is at prime less .50% subject to a ceiling of 9.50% until July 1, 1999, secured by the stock of First Federal Savings Bank of Bainbridge which was acquired effective January 1, 1995. Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004.

The Company had federal funds purchased outstanding at September 30, 1996 of $1.2 million.

The correspondent bank loan was to partially fund the acquisition of First Federal Savings Bank of Bainbridge and the acquisition of 123,106 shares of treasury stock for approximately $1.5 million in 1995. The advances from the Federal Home Loan Bank were primarily to fund mortgage loans made. The federal funds purchased were for short term liquidity purposes.

Noninterest Income
------------------

The following table presents the principal components of noninterest income for the three month and nine month periods ended September 30, 1996 and 1995.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Service charges on deposit
       accounts                   $    399        334      1,207      1,014
     Insurance commissions              12         10         39         34
     Gain (Loss) on sale of loans        3         32          7         31
     Gain (Loss) on sale of assets     -0-        -0-          3        -0-
     Securities gains (losses)         102          2        125        123
     Equity in earnings of
       unconsolidated subsidiary       104         79        187        150
     Other income                      125         45        353        269
                                  --------   --------   --------   --------
       Total Noninterest Income   $    745        502      1,921      1,621
                                  ========   ========   ========   ========

Noninterest income for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 increased approximately $300,000.

Service charges on deposit accounts for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, increased approximately $193,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, (which represents the Company's interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is 50% owned by First Federal Savings Bank of Bainbridge, which was acquired by the Company effective January 1, 1995) increased approximately $37,000. During the nine months ended September 30, 1996, the Company realized gains on the sale of securities from the available-for-sale portfolio of approximately $125,000 and approximately $123,000 during the nine months ended September 30, 1995. All other income increased approximately $68,000.

Noninterest Expenses
--------------------

The following table presents the principal components of noninterest expenses for the three month and nine month periods ended September 30, 1996 and 1995.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Compensation                 $    886        933      2,592      2,545
     Other personnel expenses          189        213        564        633
     Occupancy expense of bank
       premises                        105        102        308        283
     Furniture and equipment expense   184        206        557        541
     Federal deposit insurance          34         23        103        253
     Postage and courier services       47         50        142        143
     Supplies                           75         52        201        168
     Amortization                       27         30         81         89
     Other operating expenses          412        345      1,248      1,079
                                  --------   --------   --------   --------
     Noninterest expenses before
       special SAIF assessment       1,959      1,954      5,796      5,734
     Special SAIF assessment           385        -0-        385        -0-
                                  --------   --------   --------   --------
        Total Noninterest Expense $  2,344      1,954      6,181      5,734
                                  ========   ========   ========   ========

During the quarter ended September 30, 1996, the much publicized pending legislation which would result in a special SAIF Assessment to recapitalize the insurance fund was signed into law. This assessment effects the Company's thrift subsidiary, First Federal Savings Bank of Bainbridge and results in an assessment of 65.7 cents per $100 in domestic deposits held as of March 31, 1995. This assessment, which amounts to $385,000, has been reflected in the quarter ended September 30, 1996. Excluding this assessment, noninterest expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, increased approximately $62,000 or 1.1%. Compensation and other personnel expenses increased approximately $22,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 reflecting the elimination of certain amounts paid during the nine months ended September 30, 1995 attributed to the termination of the President of one of the Company's subsidiaries. Excluding federal deposit insurance, all other expenses increased approximately $234,000 or 10.2% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase was primarily the result of a larger volume of business. Federal deposit insurance decreased $150,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

Provision for Loan Losses
-------------------------

The provision for loan losses for the nine months ended September 30, 1996 was $329,000 compared to $318,000 for the nine months ended September 30, 1995. The balance of the allowance for loan losses was approximately $2,580,000 (1.3% of outstanding loans) at September 30, 1996 and approximately $2,231,000 (1.3% of outstanding loans) at September 30, 1995. Actual loan charge-offs net of recoveries were approximately $43,000 of net charge-offs for the nine months ended September 30, 1996 and approximately $66,000 of net charge-offs for the nine months ended September 30, 1995. Non-accrual loans were approximately $288,000 at September 30, 1996 as compared to $198,000 at December 31, 1995. Loans ninety days or more past due and still accruing amounted to approximately $240,000 at September 30, 1996 and $302,000 at December 31, 1995. In
determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy and other relevant factors.

Income Taxes
------------

The effective tax rate for the nine months ended September 30, 1996 was 34.3% compared to 33.3% for the nine months ended September 30, 1995.

Financial Condition
-------------------

The Company, including its subsidiaries, reported consolidated total assets of approximately $284.7 million at September 30, 1996 and approximately $267.1 million at December 31, 1995, representing an increase of approximately $17.6 million.

During the nine months ended September 30, 1996, deposits increased $1.6 million, federal funds sold decreased $4.6 million, advances from the Federal Home Loan Bank increased $12.9 million, operations generated $2.7 million, interest bearing deposits decreased $1.1 million, federal funds purchased increased $1.2 million, investment securities decreased by $3.4 million and proceeds of additional stock issued were $.7 million which provided $28.2 million of funds which were used to fund increases in loans of $22.0 million, pay dividends of approximately $.1 million and increase capital expenditures by $.9 million, increase cash by $3.8 million, reduce note payable to correspondent bank by $1.0 million and increase cash value of life insurance on key officers by $.4 million.

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

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized losses for the available-for-sale category of approximately $494,000 ($303,000 net of income tax effect). All securities are held in the available-for-sale category as of September 30, 1996. Pursuant to Financial Accounting Standards Board Statement No. 115 effective January 1, 1994, a valuation allowance has been provided for the available-for-sale category with a resulting credit to stockholders' equity (net of income tax effect).

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At September 30, 1996, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 CONSOLIDATED
                                                              ------------------
                                                               MINIMUM
                                                              REQUIRED  ACTUAL
                                                              -------- --------

            Leverage Capital Ratio                                 4.00%  9.0
            Tier One Capital to
             "Risk Weighted" Assets                                4.00  13.8
            Tier Two Capital to
             "Risk Weighted" Assets                                8.00  15.1

Each individual entity was in full compliance with its respective regulatory capital requirements.

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At September 30, 1996, the Company's cash and due from banks were approximately $12.7 million in excess of its reserve requirements of approximately $.9 million, its short-term deposits with financial institutions were approximately $2.2 million and its federal funds sold were approximately $2.5 million. All of the above can be converted to cash
on short notice.    The sale of investments which had a market value of
approximately $58.8 million at September 30, 1996 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $16.2 million were pledged as of September 30, 1996.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $20.8 million at September 30, 1996, at an average rate of 6.06%.

Through the Company's dividend reinvestment plan and common stock purchase plans, an additional 44,289, shares at an average of $12.90 per share was issued during the nine months ended September 30, 1996.

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

                    Date:  November 13, 1996