Form 10KSB
period 1996-12-31
PAB BANKSHARES INC
filed 1997-03-31
CIK 705200

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December, 31, 1996

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

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes  X
                                                                           ---
No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [ ] Not Applicable

Issuer's revenues for its most recent fiscal year were $24,776,368.

The aggregate market value of the voting stock held by non-affiliates of Issuer at March 24, 1997 was $38,523,777 based on a recent trading price of $19.75 per share.

The number of shares outstanding of Issuer's class of common stock at March 19, 1997 was 2,817,250 shares of common stock.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 day of Issuer's fiscal year-end are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):  Yes __   No  X
                                                                        ---

                             PAB BANKSHARES, INC.
                               TABLE OF CONTENTS
                              -----------------

                                                                           Page
                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS......................................... 1
ITEM 2.    DESCRIPTION OF PROPERTY.........................................30
ITEM 3.    LEGAL PROCEEDINGS...............................................30
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS.........................................30

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.........................................31

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATIONS.......................................32
ITEM 7.    FINANCIAL STATEMENTS............................................39
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE........................................39

                                   PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT...........................68
ITEM 10.   EXECUTIVE COMPENSATION..........................................68
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT.......................................68

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS................................................68

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K................................69

           SIGNATURES......................................................71

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

     The Park Avenue Bank had approximately $176.4 million in total assets, deposits of approximately $152.4 million and net worth of approximately $43.4 million at December 31, 1996.

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

     Farmers & Merchants Bank had approximately $42.8 million in total assets, deposits of approximately $36.4 million and net worth of approximately $4 million at December 31, 1996.

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

     First Federal Savings Bank of Bainbridge had approximately $77.1 million in total assets, deposits of approximately $61.1 million and net worth of approximately $9.3 million at December 31, 1996.

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

     The Park Avenue Bank's loan portfolio totaled $116.8 million at December 31, 1996, which was comprised of approximately 44% commercial loans, commercial real estate and agri-business loans, 16% consumer loans, and 40% residential real estate mortgage loans. The Park Avenue Bank's loan to deposit ratio at December 31, 1996 was approximately 76.6%.

     Farmers & Merchants Bank's loan portfolio totaled $27.3 million at December 31, 1996, which was comprised of approximately 61% commercial loans, commercial real estate and agri-business loans, 14% consumer loans, and 25% residential real estate mortgage loans. Farmers & Merchants Bank's loan to deposit ratio at December 31, 1996 was approximately 74.9%.

     First Federal Savings Bank of Bainbridge's loan portfolio totaled $54.4 million at December 31, 1996, which was comprised of approximately 65% residential real estate mortgage loans, 27% commercial loans, commercial real estate and agri business loans, and 8% consumer loans. First Federal Savings Bank of Bainbridge's loan to deposit ratio at December 31, 1996 was approximately 88.9%.

DEPOSITS
--------

     Checking, savings, money market accounts, and other time deposits are the principal sources of the Banks' funds for loans and investments. Most of the Banks' deposits are obtained from individuals and small businesses. At December 31, 1996, The Park Avenue Bank had deposits of approximately $152.4 million, Farmers & Merchants Bank had deposits of approximately $36.4 million and First Federal Savings Bank of Bainbridge had deposits of approximately $61.1 million.

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

     Regulation of the Company.
     -------------------------

     The Company is a bank holding company registered with the Federal Reserve Board (the "Federal Reserve.") and the Georgia Department of Banking and Finance ("Georgia Department") under the federal Bank Holding Company Act of 1956 (the "BHC Act") and the Georgia Bank Holding Company Act (the "Georgia BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is also a thrift holding company registered with the Office of Thrift Supervision ("OTS") under the federal Home Owners' Loan Act and the Georgia BHC Act. As a thrift holding company, the Company is subject to the regulation, supervision, examination, and reporting requirements of the OTS and the Georgia Department.

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

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the United States, or that in any other manner would be a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia, may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire a Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

     In response to the Interstate Banking Act, the Georgia Legislature adopted the Georgia Interstate Banking Act, effective July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions of institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow national interstate acquisitions.

     Additionally, in February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully-acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

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

     Similarly, a savings and loan holding company is required by the federal Home Owner's Loan Act to obtain approval from the OTS prior to acquiring, directly or indirectly, ownership of more than 5% of the voting stock or control of any savings association or savings bank. A savings and loan holding company is permitted to engage in activities directly, or indirectly, through non-financial institution subsidiaries, unrelated to the savings association's business provided the holding company controls only one savings association and each is supervised and examined by one or more state or federal bank regulatory agencies and provided that its savings association subsidiary meets the requirements to qualify as a qualified thrift lender (the "QTL Test").

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

     Each of the bank and thrift subsidiaries of the Company is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and each is supervised and examined by one or more state or federal bank regulatory agencies.

     The Park Avenue Bank and Farmers & Merchants Bank are each subject to regulation, supervision and examination by the FDIC and the Georgia Department. First Federal Savings Bank of Bainbridge is subject to regulation, supervision and examination by the OTS and the FDIC. The federal bank regulator of each of the bank and thrift subsidiaries of the Company, as well as the Georgia Department in the case of The Park Avenue Bank and Farmers & Merchants Bank, regularly examine the operations of The Park Avenue Bank, Farmers & Merchants Bank and First Federal Savings Bank of Bainbridge and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal banking regulators and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of the law.

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

     If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Capital Adequacy.
     ----------------

     The Company and each of its bank and thrift subsidiaries are required to comply with capital adequacy standards established by the Federal Reserve and the OTS in the case of the Company, and the appropriate federal banking regulator in the case of its bank and thrift subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 13.6% and 12.3% respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996, was 8.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The bank and thrift subsidiaries are subject to risk-based and leverage capital requirements adopted by their federal banking regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     Each of the bank and thrift subsidiaries was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal regulator of any specific minimum capital ratio requirement applicable to it or any bank or thrift subsidiary.

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

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. As a result, any loss suffered by the FDIC in respect of any of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking or thrift affiliates, and a potential loss of the investment in such other subsidiary depository institution.

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

     At December 31, 1996, the Company's bank and thrift subsidiaries had the requisite capital levels to qualify as "well capitalized."

FDIC INSURANCE ASSESSMENTS

     Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized' category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC was authorized to reduce the minimum assessment rate below the 23 basis points and to set future assessment rates at such levels that would maintain the fund's reserve ratio at the designated level. In August 1995, the FDIC adopted regulations reducing the assessment rates for BIF-member banks. Subsequently, on November 14, 1995, the FDIC announced that, beginning in 1997, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size. At the same time, the FDIC elected to retain the existing assessment rate range for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. Thrift industry representatives argued that this significant premium disparity resulted in savings associations having to operate at a competitive disadvantage to their BIF insured bank counterparts.

     On September 30, 1996, the President signed the Deposit Insurance Fund Act of 1996 ("DIFA"). DIFA mandated that the FDIC impose a one-time special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25% as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995. DIFA provides that the FDIC may not set semi-annual assessments with respect to SAIF or BIF in excess of the amount needed to maintain the 1.25% designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio.

     On October 10, 1996, the FDIC adopted a final rule governing the payment of the SAIF special assessment to recapitalize the fund in the amount of 65.7 basis points for SAIF members.

     In addition, DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund would be called the "deposit insurance fund" or "DIF."

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

     Certain Applicable Thrift Regulations.
     -------------------------------------

     First Federal Savings Bank of Bainbridge, as a thrift institution, is subject to extensive regulation by the OTS. The lending activities and other investments of thrift institutions must comply with various regulatory requirements.

     Qualified Thrift Lender Test. Unless a thrift institution qualifies as a "Qualified Thrift Lender," its borrowing privileges from a Federal Home Loan Bank may be restricted, and it may be subject to other operating limitations. To meet the Qualified Thrift Lender test, an institution must maintain at least 65% of its assets in "Qualified Thrift Investments," which under the regulations consist of (i) loans made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic, residential, or manufactured housing, and (iv) obligations issued by federal deposit insurance agencies. Subject to certain limitations, "Qualified Thrift Investment" may also include consumer loans, investments in certain subsidiaries, loans for construction of schools, churches, nursing homes and hospitals, and 200% of investments in loans for low-to-moderate-income housing and certain other community oriented investments. At December 31, 1996, approximately 70% of First Federal Savings Bank of Bainbridge's assets were invested in Qualified Thrift Investments as currently defined. While First Federal Savings Bank of Bainbridge expects to continue to qualify as a Qualified Thrift Lender under applicable regulations, there can be no assurance that it will do so.

     Liquidity Requirements. Thrift institutions, including First Federal Savings Bank of Bainbridge, are required to maintain average daily balances of liquid assets sufficient to meet the institution's foreseeable cash needs. Specifically, First Federal Savings Bank of Bainbridge must maintain liquid assets (consisting of cash, certain time deposits, bankers acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specific U.S. government, state or federal agency obligations) of not less than 5% of the total amount of the institution's net withdrawable savings deposits plus short term borrowings, and to maintain average daily balances of short-term liquid assets of not less than 1% of such total amount. The liquidity ratio of First Federal Savings Bank of Bainbridge at December 31, 1996, was 12.3%.

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

EXECUTIVE OFFICERS
------------------

     R. Bradford Burnette, age 57, has been President and a director of the Company since 1982. Mr. Burnette was the Chief Executive Officer of The Park Avenue Bank from 1990 to 1997, was the President from 1983 to 1990, and was Executive Vice President from 1968 to 1982. He has been a director of The Park Avenue Bank since 1968, a director of the Farmers & Merchants Bank since 1986 and a director of First Federal Savings Bank of Bainbridge since 1995. Mr. Burnette has more than 31 years experience in the banking business.

     C. Larry Wilkinson, age 50, has been a director of the Company since 1995, a director of The Park Avenue Bank since 1986, and a director of Farmers & Merchants Bank since 1986. Mr. Wilkinson became Executive Vice President of the Company in 1997 and was Executive Vice President and Chief Financial Officer of The Park Avenue Bank from 1990 to 1997. Previously he had been Senior Vice President of The Park Avenue Bank from 1983 to 1990. Mr. Wilkinson has more than 29 years experience in the banking business.

     There are no family relationships between any of the executive officers of the Company.

EMPLOYEES
---------

     At December 31, 1996, the Company employed 10 full-time employees and no part-time employees, The Park Avenue Bank employed 50 full-time employees and 12 part-time employees, Farmers & Merchants Bank employed 17 full-time employees and 2 part-time employees, and First Federal Savings Bank of Bainbridge employed 33 full-time employees and 3 part-time employees. Each Bank considers their respective relationships with their employees to be good.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Average Balance Sheets
----------------------

The following table presents average balance sheets for the years ended December 31, 1995 and 1996.

                                                                          YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                 ASSETS                                1995                     1996
                                 ------                              --------                  ------
                                                                              ($ In Thousands)
Cash and Cash Equivalents:
 Cash and Due From Banks                                             $  9,292                  10,727
 Interest-Bearing Deposits in Other Banks                               2,048                   1,342
 Federal Funds Sold and Securities Purchased Under
  Agreement to Resell                                                   5,584                   6,566
                                                                     --------                 -------
   Total Cash and Cash Equivalents                                     16,924                  18,635
Time Deposits                                                           1,957                     836
Investment Securities                                                  55,509                  60,275
Investment in Unconsolidated Subsidiary                                   131                     142
Loans, Net of Allowance for Loan Losses and unearned
 Interest                                                             161,661                 185,232
Bank Premises and Equipment                                             5,850                   6,672
Land and Building of Former Banking Offices                               125                     387
Land Held for Future Development                                          367                     367
Property Acquired in Settlement of Loans                                  469                     422
Accrued Interest Receivable                                             2,786                   3,230
Goodwill                                                                2,428                   2,320
Cash Value of Life Insurance                                            1,328                   1,732
Other Assets                                                              630                     802
                                                                     --------                 -------
  Total Assets                                                       $250,165                 281,052
                                                                     ========                 =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Deposits:
 Demand                                                              $ 30,617                  34,551
 NOW                                                                   51,247                  52,145
 Savings                                                               18,541                  17,460
 Time                                                                 117,002                 131,995
                                                                     --------                 -------
                                                                      217,407                 236,151

Federal Funds Purchased                                                    40                     628
Notes Payable                                                           2,180                   2,100
Advances from Federal Home Loan Bank                                    6,632                  15,493
Accrued Interest                                                          545                     652
Other Liabilities                                                       1,249                     982
                                                                     --------                 -------

   Total Liabilities                                                  228,053                 256,006
                                                                     --------                 -------

Stockholders' Equity:
 Common Stock                                                           1,264                   1,264
 Additional Paid in Capital                                            14,340                  15,183
 Retained Earnings                                                      7,439                   9,941
 Unrealized Gain (Loss) on Available-for-Sale Securities                 (338)                    (77)
                                                                     --------                 -------
                                                                       22,705                  26,311
 Treasury Stock                                                          (593)                 (1,265)
                                                                     --------                 -------
                                                                       22,112                  25,046
                                                                     --------                 -------
   Total Liabilities and Stockholders' Equity                        $250,165                 281,052
                                                                     ========                 =======

Average Yields Earned and Rates Paid
------------------------------------

    The following table presents the average balances, average yields and interest earned on interest-earning assets and average rates and interest paid on interest-bearing liabilities for the years ended December 31, 1995 and 1996.

                                                   YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------
                                         1995                             1996
                              ----------------------------- -----------------------------
                              AVERAGE   INCOME/    YIELDS/    AVERAGE   INCOME/  YIELDS/
                              BALANCES  EXPENSE    RATES     BALANCES  EXPENSE   RATES
                              --------  -------    -------   --------  -------  -------
                                                    ($ In Thousands)

Average yield on loans (1)
 (3)                          $163,802   15,984     9.76%    187,676   18,034     9.61%
Average yield on taxable
 investment securities          52,987    3,275     6.18      57,467    3,662     6.37
Average yield on non-tax-
 able investment securi-
 ties (2)                        2,713      157     5.79       2,917      156     5.34
Average yield on interest-
 bearing deposits in
 banks                           4,005      188     4.69       2,178       84     3.84
Average yield on Federal
 Funds sold                      5,584      307     5.50       6,566      274     4.17
                              --------   ------     ----     -------   ------     ----

Average yield on all
 interest-earning assets      $229,091   19,911     8.69%    256,804   22,210     8.65%
                              ========   ======     ====     =======   ======     ====

Average rate paid on NOW
 account deposits             $ 51,247    1,618     3.16%     52,145    1,659     3.18%
Average rate paid on
 savings deposits               18,541      587     3.17      17,460      543     3.11
Average rate paid on time
 deposits                      117,002    6,857     5.86     131,995    7,822     5.93
Average rate paid on
 advances from Federal
 Home Loan Bank                  6,632      391     5.90      15,493      843     5.44
Average rate paid on other
 long-term indebtedness          2,180      165     7.57       2,100      162     7.71
Average rate paid on Fed-
 eral Funds purchased               40        2     5.00         628       33     5.25
                              --------   ------     ----     -------   ------     ----

Average rate paid on all
 interest-bearing liabi-
 lities                       $195,642    9,620     4.92%    219,821   11,062     5.04%
                              ========   ======     ====     =======   ======     ====
Average net yield on
 interest-earning assets
 (net interest income as
 a percentage of average
 interest-earning assets)                           4.53%                         4.34%
                                                    ====                          ====

____________________________________________
(1) Non-accruing loans have been included in the "average amount outstanding" and average loans have not been reduced by the allowance for loan losses.
(2) Interest income on tax exempt securities has not been calculated on a tax equivalent basis.
(3) Loan fees included in interest income amount ed to approximately $528,000 in 1995 and $691,000 in 1996.

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

                                                       YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                            1994 VS. 1995             1995 VS. 1996
                                         -------------------  ------------------------------
                                         INCREASE (DECREASE)       INCREASE (DECREASE)
                                               DUE TO                     DUE TO
                                         -------------------  ------------------------------
                                          VOLUME      RATE     NET    VOLUME   RATE    NET
                                         ---------  --------  ------  -------  -----  ------
                                                            (In Thousands)
Interest Income:
 Loans                                      $5,016      949   5,965    2,292   (242)  2,050
 Taxable investment securities               1,332      304   1,636      284    103     387
 Non-taxable investment securities               1      (21)    (20)      30    (31)     (1)
 Interest-bearing deposits in banks             43       (6)     37      (74)   (30)   (104)
 Federal Funds sold                             31       70     101       88   (121)    (33)
                                            ------    -----   -----    -----   ----   -----

   Total                                     6,423    1,296   7,719    2,620   (321)  2,299
                                            ------    -----   -----    -----   ----   -----

Interest Expense:
 NOW account deposits                          413      170     583       30     11      41
 Savings deposits                              310       37     347      (33)   (11)    (44)
 Time deposits                               2,279    1,026   3,305      883     82     965
 Federal Funds purchased                         3       (1)      2       31    -0-      31
 Advances from Federal Home Loan Bank          127       10     137      480    (28)    452
 Other long-term indebtedness                  165      -0-     165       (6)     3      (3)
                                            ------    -----   -----    -----   ----   -----

   Total                                     3,297    1,242   4,539    1,385     57   1,442
                                            ------    -----   -----    -----   ----   -----

Net Interest Income                         $3,126       54   3,180    1,235   (378)    857
                                            ======    =====   =====    =====   ====   =====

___________________________________

(1) The net interest income for 1995 reflects the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. Net interest income from Bainbridge for 1995 was $2,642,000.

Investment Portfolio
--------------------

     The following table presents investments in obligations of (1) U.S. Treasury and other U.S. government agencies and corporations, (2) states of the U.S. and political subdivisions and (3) other securities as of December 31, 1995 and 1996.

                                                   DECEMBER 31,
                               ----------------------------------------------------
                                          1995                         1996
                               ----------------------------  ----------------------
                               SECURITIES     SECURITIES     SECURITIES  SECURITIES
                               AVAILABLE-      HELD-TO-      AVAILABLE-   HELD-TO
                                FOR SALE       MATURITY       FOR SALE    MATURITY
                               ----------  ----------------  ----------  ----------
                                                ($ In Thousands)
 U.S. Treasury and other
   U.S. government agencies
   and corporations               $56,837              -0-       51,335         -0-
 States of the U.S. and
   political subdivisions           1,191            1,610        2,246         -0-
 Other securities                   2,744              -0-        3,157         -0-
                                  -------            -----       ------         ---

   Total                           60,772            1,610       56,738         -0-

 Unrealized gains (losses)
   on available-for-sale
   securities                         309              -0-           45         -0-
                                  -------            -----       ------         ---

                                  $61,081            1,610       56,783         -0-
                                  =======            =====       ======         ===

___________________________________

(1) Securities available-for-sale are carried at market value and securities held-to-maturity are carried at amortized cost.

     The following table presents the amortized cost (cost for equity securities) of investments in obligations of (1) U.S. Treasury and other U.S. government agencies and corporations, (2) states of the U.S. and political subdivisions and (3) other securities as of December 31, 1996 that are due (1) in one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. In addition, the table provides the weighted average yield for each range of maturities.

                                                  AMOUNT AT DECEMBER 31, 1996 DUE IN
                       --------------------------------------------------------------------------------------
                                                AFTER ONE         AFTER FIVE
                           ONE YEAR             THROUGH             THROUGH         AFTER
                            OR LESS             FIVE YEARS         TEN YEARS      TEN YEARS          TOTAL
                       --------------       ---------------     -------------   -------------   -------------
                       AMOUNT   YIELD       AMOUNT    YIELD     AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT  YIELD
                       ------   -----       ------    -----     ------  -----   ------  -----   ------  -----
                                              ($ In Thousands)
U.S. Treasury
 and other
 U.S. Govern-
 ment Agencies
 and Corpora-
 tions                $11,689     6.01        28,951    6.43     4,807   7.05    5,888   6.76   51,335   6.43

States of the
 U.S. and
 Political
 Subdivisions
 (1) (2)                  225     5.77         1,666    5.19       250   5.15      105   3.39    2,246   5.16

Other securities
 (2) (3)                  100     7.69           -0-     .00       -0-    .00    3,057   6.65    3,157   6.68
                     --------  -------       -------   -----    ------  -----   ------  -----   ------  -----

   Total              $12,014     6.02%       30,617    6.36%    5,057   6.95%   9,050   6.68%  56,738   6.39%
                     ========  =======       =======   =====    ======  =====   ======  =====   ======  =====

____________________________________

(1) Yields on tax exempt obligations have not been computed on a tax equivalent basis.

(2) As of December 31, 1996, there was no aggregate book values of any issuer which exceeded 10% of stockholders' equity.

(3) Consists of domestic corporate notes, stocks and mutual funds which are comprised of Federal Home Loan Bank of Atlanta and Georgia Bankers Bank stock and mutual funds consisting predominately of U.S. Government securities. Yield represents yield earned for 1996.

Loan Portfolio
--------------

    Before reduction for the allowance for loan losses, the loan portfolio totalled approximately $198.4 million at December 31, 1996 which was an increase of approximately $26.9 million from December 31, 1995 or 15.7%. During the year ended December 31, 1996, average net loans were approximately $185.2 million compared to $161.7 million in 1995, an increase of approximately $23.5 million. During the year ended December 31, 1994, average net loans were approximately $110.3 million. These average loan levels reflected a smaller rate of growth from 1995 to 1996 of $23.5 million compared to the rate of growth from 1994 to 1995 of $51.4 million. Excluding the effects of the acquisition of Bainbridge in 1995, the rate of growth from 1994 to 1995 was $14.5 million which is smaller than the rate of growth from 1995 to 1996 of $23.5.

    The balances for 1995 reflect the acquisition of First Federal Savings Bank of Bainbridge (Bainbridge) effective January 1, 1995. Of the increase in loans of approximately $54.3 million from December 31, 1994, $36.9 million represented the loans of Bainbridge as of January 1, 1995.

    The following table sets forth information summarizing the composition of the loan portfolio at December 31, 1995 and 1996:

                                                     DECEMBER 31,
                                              --------------------------
                                                    1995          1996
                                              ----------------  --------
                                                     ($ In Thousands)
Commercial, financial and agricultural               $ 22,624    33,183
Real estate - construction                             10,452    10,645
Real estate - mortgage                                113,800   126,951
Installment loans to individuals and other             20,999    23,074
Loans secured by deposits                               3,812     4,586
Overdrafts                                                 98       270
Foreign loans                                             -0-       -0-
                                                     --------   -------
                                                      171,785   198,709
Deferred loan fees, net                                  (119)     (143)
Unearned interest                                        (143)     (160)
                                                     --------   -------
                                                      171,523   198,406
Allowance for loan losses                              (2,294)   (2,550)
                                                     --------   -------

 Loans, Net                                          $169,229   195,856
                                                     ========   =======

  The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans for the categories indicated maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                    AMOUNTS AT DECEMBER 31, 1996 DUE IN
                              --------------------------------------------------
                                              AFTER ONE
                                                YEAR
                              ONE YEAR        THROUGH        DUE AFTER
                               OR LESS       FIVE YEARS     FIVE YEARS    TOTAL
                              ---------      ----------     ----------  --------
                                                ($ In Thousands)
Commercial, financial and
 agricultural                   $19,115           11,155        2,913    33,183
Real estate - construction       10,645              -0-          -0-    10,645
Loans secured by deposits         3,146            1,326          114     4,586
Overdrafts                          270              -0-          -0-       270
                                -------           ------        -----    ------

   Total                        $33,176           12,481        3,027    48,684
                                =======           ======        =====    ======

    The following table presents the total amount of loans shown in the preceding table which are due after one year and which have fixed interest rates and have variable interest rates.

Loans maturing after one year with:
 Fixed interest rates                   $ 5,780    680
 Variable interest rates                  6,701  2,347
                                        -------  -----

   Total                                $12,481  3,027
                                        =======  =====

    The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1995 and 1996. Nonperforming loans consists of loans which have been placed on nonaccrual status or are past due more than ninety days with respect to principal or interest.

                                                      DECEMBER 31,
                                                 -----------------------
                                                   1995           1996
                                                 --------       --------
                                                      ($ In Thousands)
Loans accounted for on a nonaccrual basis (1)              $ 202    291
Accruing loans which are contractually past
 due 90 days or more as to principal or
 interest payments (1)                                       302    241
Other loans which are "troubled debt
 restructurings" (1)                                         -0-    -0-

    For the year ended December 31, 1996, for loans accounted for on a nonaccrual basis and other loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, the gross interest income that would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was $26,341 and the amount of interest income on those loans that was included in net income for the period was $7,416.

    A loan is placed on non-accrual status when it is determined by management that it is reasonably possible that full collection of principal and interest will not be received.

    As of December 31, 1996, in the opinion of management, there are no additional problem loans of significance which are not now disclosed under information concerning non-accrual, past due and restructured loans.

    As of December 31, 1996, there are no loan concentrations exceeding 10% of total loans which are not otherwise disclosed previously as a category of loans.

    As of December 31, 1996, there are no other interest-bearing assets that would be required to be disclosed as nonaccrual, past due or restructured loans if such assets were loans.

_____________________________________

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

    The reserve for possible loan losses was approximately 1.29% of outstanding loans at December 31, 1996 and 1.34% at December 31, 1995. The reserve increased to approximately $2,550,000 at December 31, 1996 from approximately $2,294,000 at December 31, 1995. Nonperforming loans increased from approximately $202,000 at December 31, 1995 to approximately $291,000 at December 31, 1996, representing .15% of total loans. Management believes that the reserve for loan losses of approximately $2,550,000 at December 31, 1996 is adequate due to the $161,000 of charge offs in the year ended December 31, 1996 and the fact that approximately $142.2 million or 71.6% of the banks' loan portfolio consisted of loans secured by real estate and deposit accounts.

    The following table sets forth an analysis of loss experience for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                            1995              1996
                                                         ----------        ----------
                                                           (In Thousands)
Balance at beginning of period                           $    1,653             2,294
                                                         ----------        ----------
Charge-Off's:
 Domestic:
  Commercial, financial and agricultural                         70                18
  Real estate - construction                                    -0-               -0-
  Real estate - mortgage                                         17                83
  Installment loans to individuals                               51                60
  Loans secured by deposits                                     -0-               -0-
  Overdrafts                                                    -0-               -0-
 Foreign                                                        -0-               -0-
                                                         ----------        ----------

                                                                138               161
                                                         ----------        ----------
Recoveries:
 Domestic:
  Commercial, financial and agricultural                          1               -0-
  Real estate, construction                                     -0-               -0-
  Real estate - mortgage                                         21               -0-
  Installment loans to individuals                               45                12
  Loans secured by deposits                                     -0-               -0-
  Overdrafts                                                    -0-               -0-
 Foreign                                                        -0-               -0-
                                                         ----------        ----------

                                                                 67                12
                                                         ----------        ----------
Net Charge-Off's                                                 71               149
                                                         ----------        ----------
Additions charged to operations                                 386               405
                                                         ----------        ----------
Allowance for loan losses incident to
 acquisition of subsidiary effective
 January 1, 1995.                                               326               -0-
                                                         ----------        ----------
Balance at end of period                                      2,294             2,550
                                                         ==========        ==========
Ratio of net charge-off's during the period to
   average loans outstanding during the period                 $.04%              .08%
                                                         ==========        ==========

    The banks have allocated the reserve for possible loan losses according to the amounts deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below based on management's evaluation of the loan portfolio. The amounts and percentages of such components of the reserve for possible loan losses at December 31, 1995 and 1996 and the percent of loans in each category to total loans are presented below.

                                                     DECEMBER 31,
                               --------------------------------------------------------
                                        1995                             1996
                               -------------------------    ---------------------------
                                              PERCENT                        PERCENT
                                             OF LOANS                       OF LOANS
                                              IN EACH                        IN EACH
                                           CATEGORY TO                     CATEGORY TO
                                 AMOUNT    TOTAL LOANS       AMOUNT        TOTAL LOANS
                               ----------- -----------    -----------      -----------
                                                  ($ In Thousands)
Domestic:
 Commercial, financial and
   agricultural                $       309       13.17%           437            16.70%
 Real estate - construction            143        6.08            140             5.36
 Real estate - mortgage              1,555       66.25          1,670            63.89
 Installment loans to
   individuals                         287       12.22            303            11.61
 Loan secured by deposits              -0-        2.22            -0-             2.31
 Overdrafts                            -0-         .06            -0-              .13
Foreign                                -0-         .00            -0-              .00
Unallocated                            -0-         .00            -0-              .00
                               ----------- -----------    -----------      -----------

                                   $2,294       100.00%        2,550            100.00%
                               =========== ===========    ===========      ===========

  The following table sets forth an analysis of the average amount outstanding and the average rate paid for all deposits for the categories and periods indicated.

                                           YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                         1995                      1996
                               ------------------------    --------------------
                                AVERAGE       AVERAGE       AVERAGE    AVERAGE
                                 AMOUNT     RATE PAID        AMOUNT  RATE PAID
                               ---------    ---------      --------  ----------
                                               ($ In Thousands)
Deposits in domestic bank
 offices:
 Noninterest-bearing demand
   deposits                    $  30,617          .00%       34,551         .00%
 Interest-bearing demand
   deposits                       51,247         3.16        52,145        3.18
 Savings deposits                 18,541         3.17        17,460        3.11
 Time deposits                   117,002         5.86       131,995        5.93
Deposits in foreign banking
 offices                             -0-          .00           -0-         .00
                               ---------                   --------
   Total                       $ 217,407                    236,151
                               =========                   ========

Deposit Maturities
------------------

    The principal sources of funds for the Banks' loans and investments are demand, time, savings and other deposits and borrowings. The Banks offer a variety of deposit accounts including checking and NOW accounts, savings and time accounts, certificates of deposit and money market accounts. As of December 31, 1996, total deposits were approximately $249.7 million compared to approximately $231.2 million at December 31, 1995. Although, in some instances, time deposits greater than $100,000 may be more sensitive to changes in interest rates, substantially all the Banks' deposits are derived from within their primary service areas which management believes are not as interest rate sensitive as are more urban service areas. The Banks do not have any brokered deposits.

    The following table summarizes maturity information for time deposits greater than $100,000 at December 31, 1996.

                                   ($ In Thousands)
                                   ----------------

 Three months or less              $        10,515
 Over three through six months               9,761
 Over six through twelve months             21,751
 Over twelve months                          3,498
                                   ---------------

   Total                           $        45,525
                                   ===============

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

The following table presents the interest sensitivity gap of the companies as of December 31, 1996.

                                                       OVER      OVER
                                      3            3 MONTHS     1 YEAR
                                   MONTHS           THROUGH    THROUGH       OVER
                                   OR LESS         12 MONTHS   5 YEARS     5 YEARS       TOTAL
                                 ----------        ---------  ---------   ---------     -------
                                                 ($ In Thousands)
Interest-earning assets:
 Short-term deposits             $     397               99        99          -0-          595
 Loans                              83,980           25,577    46,193       42,656      198,406
 Investment securities               5,688           10,530    30,617        9,903       56,738
 Federal funds sold                 14,515              -0-       -0-          -0-       14,515
                                  --------          -------    ------      -------      -------
   Total interest-
    earning assets                 104,580           36,206    76,909       52,559      270,254
                                  --------          -------    ------      -------      -------

Interest-bearing liabilities:
 NOW, savings and money
   market accounts (1)                 -0-              -0-       -0-          -0-          -0-
 Time deposits                      28,821          100,430    10,862          -0-      140,113
 Notes payable                       1,200              -0-       -0-          -0-        1,200
 Advances from Federal Home
  Loan Bank                          2,536            4,629     2,814        7,117       17,096
                                  --------          -------    ------      -------      -------
   Total interest-bearing
    liabilities                     32,557          105,059    13,676        7,117      158,409
                                  --------          -------    ------      -------      -------

Interest-sensitivity gap         $  72,023          (68,853)   63,233       45,442      111,845
                                  ========          =======    ======      =======      =======

Cumulative interest
 sensitivity GAP                 $  72,023            3,170    66,403       111,845
                                  ========          =======    ======      ========

Cumulative interest
 sensitivity GAP ratio                3.21             1.02      1.44          1.71
                                  ========          =======    ======      ========

Comfort range .90 - 1.20

__________________________________________________

(1)  Not considered rate sensitive.


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

     (1)  Main Office - 3102 North Oak Street Extension, Valdosta, Georgia
          31602;

     (2)  Downtown branch - 124 West Hill Avenue, Valdosta, Georgia 31601; and

     (3) Francis Lake Shopping Center branch - Highway 376, Lake Park, Georgia 31636.

The Park Avenue Bank owns its Main Office, Downtown and Francis Lake branches.

     Farmers & Merchants Bank's business is conducted at 301 West Fourth Street, Adel, Georgia 31620, which building it owns.

     First Federal Savings Bank of Bainbridge's business is conducted at the following locations:

     (1)  Main office - 400 E. Shotwell Street, Bainbridge, Georgia 31717; and

     (2)  Cairo branch - 800 N. Broad Street, Cairo, Georgia 31728.

First Federal Saving Bank of Bainbridge owns its main office and its Cairo branch.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of December 31, 1996, there were approximately 1,149 shareholders of record of the Company's common stock. Prior to June 9, 1996 there was no established trading market for the Company's common stock. The Company's common stock began trading on the American Stock Exchange on July 9, 1996. The following table shows the high and low prices for each quarter of the 1996 fiscal year:

                                            Price per share
                                            ---------------
     1996                               High               Low
     ----                               ----               ---
     First Quarter                      N/A                N/A

     Second Quarter                     N/A                N/A

     Third Quarter                      $21                $15

     Fourth Quarter                     $22-3/8            $21

     The Company has declared and paid cash dividends on its common stock since 1983 (its first full year of operations). The Company paid cash dividends of $0.175 per share ($409,811 in the aggregate in the fiscal year 1994, $0.205 per share ($564,263 in the aggregate) in the fiscal year 1995, and $0.27 per share ($749,082 in the aggregate) in the fiscal year 1996. The foregoing per share amounts have been adjusted to reflect a two-for-one common stock split in 1996.

     The primary source of funds available for the payment of cash dividends by the Company are dividends from the Banks. The ability of the Banks to pay dividends are subject to the provisions of the Financial Institutions Code of Georgia, the rules of the Georgia Department of Banking and Finance and the rules and regulations of the Office of Thrift Supervision.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Results of Operations
---------------------

The Company, including operations of its subsidiary Banks, reported consolidated net income of $3,348,554 ($1.21 per share) for the year ended December 31, 1996 compared to $2,980,068 ($1.07 per share) for the year ended December 31, 1995. Net interest income after provision for loan losses was $10,743,043 and $9,905,592 for the years ended December 31, 1996 and 1995, respectively. The provision for loan losses was $405,000 and $385,500 for the years ended December 31, 1996 and 1995, respectively. Noninterest income totalled $2,566,756 and $2,120,871 for the years ended December 31, 1996 and 1995, respectively and noninterest expenses totalled $8,309,243 and $7,580,686 for the years ended December 31, 1996 and 1995, respectively.

As discussed later under "non-interest expenses", the Company's thrift subsidiary was assessed a charge of approximately $385,000 to recapitalize the thrift industry insurance fund. Excluding the effects of the assessment and the related tax effect thereon, our net income for the year ended December 31, 1996 would have been $3,588,000 ($1.30 per share) rather than $3,349,000 ($1.21 per share).

The following table summarizes the results of operations of the Company for the two years ended December 31, 1996.

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                       1995         1996
                                                   ------------  -----------
                                                        (In Thousands)

Interest income                                        $19,911       22,210
Interest expense                                        (9,620)     (11,062)
                                                       -------      -------
Net interest income                                     10,291       11,148
Provision for loan losses                                 (385)        (405)
Noninterest income                                       2,121        2,567
Special SAIF assessment                                    -0-         (385)
Other noninterest expense                               (7,581)      (7,924)
                                                       -------      -------
Income before taxes                                      4,446        5,001
Income taxes                                            (1,466)      (1,652)
                                                       -------      -------

Net income                                             $ 2,980        3,349
                                                       =======      =======

Return on assets (net income divided by average
 total assets)                                            1.20%        1.19%

Return on equity (net income divided by average
 equity)                                                 13.29%       13.37%

Dividend payout ratio (dividends declared per
 share divided by net income per share)                  19.16%       22.31%

Equity to assets ratio (average equity divided
 by average total assets)                                 8.75%        9.10%

Comparison of Years Ended December 31, 1996 and 1995
----------------------------------------------------

Operations for the year ended December 31, 1996 resulted in a net income of approximately $3,349,000 compared to a net income of approximately $2,980,000 for the year ended December 31, 1995.

Interest Income
---------------

Total interest income increased approximately $2,299,000 for 1996 compared to 1995. This increase is attributed to the factors explained in the following paragraphs.

Interest earned on loans increased from approximately $15,984,000 in 1995 to approximately $18,034,000 in 1996, an increase of $2,050,000. This increase was the net effect of an increase in the average loan portfolio balance from approximately $163.8 million in 1995 to $187.7 million in 1996 and a decrease in the rate earned on the loan portfolio from 9.76% in 1995 to 9.61% in 1996.

Interest earned on taxable investment securities increased from approximately $3,275,000 in 1995 to approximately $3,662,000 in 1996, an increase of $387,000.
This increase was the combined effect of an increase in the average taxable investment portfolio balance from approximately $53.0 million in 1995 to approximately $57.5 million in 1996 and an increase in the rate earned on the taxable investment portfolio from 6.18% in 1995 to 6.37% in 1996.

Interest earned on nontaxable investment securities decreased from approximately $157,000 in 1995 to approximately $156,000 in 1996, a decrease of $1,000. This decrease was the net effect of an increase in the average non-taxable investment portfolio balance from approximately $2.7 million in 1995 to approximately $2.9 million in 1996 and a decrease in the rate earned on the non-taxable investment portfolio from 5.78% in 1995 to 5.34% in 1996.

Interest earned on interest-bearing deposits in banks decreased from approximately $188,000 in 1995 to approximately $84,000 in 1996, a decrease of $104,000. This decrease was the combined effect of a decrease in the average interest-bearing deposits balance from $4.0 million in 1995 to $2.2 million in 1996 and a decrease in the rate earned on the interest-bearing deposits from 4.70% in 1995 to 3.84% in 1996.

Interest earned on federal funds sold decreased from approximately $307,000 in 1995 to approximately $274,000 in 1996, a decrease of $33,000. This decrease was the net effect of an increase in the average federal funds sold balance from approximately $5.6 million in 1995 to approximately $6.6 million in 1996 and a decrease in the rate earned on the federal funds sold from 5.50% in 1995 to 4.17% in 1996.

Interest Expense
----------------

Total interest expense increased approximately $1,442,000 in 1996 compared to 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $186.8 million in 1995 to approximately $201.6 million in 1996 and an increase in the average rate paid on deposits from 4.85% in 1995 to 4.97% in 1996. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $9,062,000 for the year ended December 31, 1995 to approximately $10,024,000 for the year ended December 31, 1996, an increase of $962,000. The increase in interest-bearing deposits came from the local communities served by the Banks.

All other interest expense consisting principally of interest on notes and mortgages payable, increased from approximately $558,000 for the year ended December 31, 1995 to approximately $1,038,000 for the year ended December 31, 1996, an increase of $480,000. This increase was the net effect of an increase in the average balance of Federal Home Loan Bank advances from approximately $6.6 million in 1995 to approximately $15.5 million in 1996 and a decrease in the average rate from 5.89% in 1995 to 5.44% in 1996. These advances were to match fund mortgage loans made. Additionally, the Company has a note payable to a correspondent bank which had a balance of $2,700,000 at December 31, 1995 and $1,200,000 at December 31, 1996. The interest rate is the prime rate less .50% subject to a ceiling of 9.50% until July 1, 1999. Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. Due to prepayments made, no additional principal payments are required until 2001. The purpose of this indebtedness to a correspondent bank was to partially fund the acquisition of First Federal Savings Bank of Bainbridge effective January 1, 1995 and to partially fund the acquisition of 123,106 shares of treasury stock in September 1995.

Interest of approximately $33,000 was paid on federal funds purchased during the year ended December 31, 1996 and approximately $2,000 during the year ended December 31, 1995. There was no federal funds purchased outstanding at December 31, 1996 or 1995.

Provision for Loan Losses
-------------------------

The provision for loan losses for the year ended December 31, 1996 as compared to 1995 increased approximately $20,000. The balance of the allowance for loan losses was approximately $2,550,000 at December 31, 1996 and approximately $2,294,000 at December 31, 1995. Actual loan charge-offs net of recoveries were approximately $148,000 for the year ended December 31, 1996 and approximately $71,000 for the year ended December 31, 1995. Non-accrual loans were approximately $291,000 at December 31, 1996 as compared to $202,000 at December 31, 1995. Loans ninety days or more past due and still accruing amounted to approximately $241,000 at December 31, 1996 and $302,000 at December 31, 1995. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged-off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy, specific impaired loans and other relevant factors.

Non-Interest Income
-------------------

The following table presents the principal components of non-interest income for the years ended December 31, 1995 and 1996.

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                       1995            1996
                                                     --------        --------
                                                             (In Thousands)
  Service charges on deposit accounts                $1,369           1,629
  Insurance commissions                                  42              49
  Equity in earnings of unconsolidated subsidiary       179             216
  Securities gains (losses)                             135             138
  Gain (loss) on sale of loans                           33              11
  Gain on sale of other real estate                      (2)              1
  Gain (loss) on sale of assets                          (1)              3
  Other income                                          366             520
                                                     ------           -----
    Total Non-interest Income                        $2,121           2,567
                                                     ======           =====

Non-interest income for the year ended December 31, 1996 as compared to 1995, increased approximately $446,000. Service charges on deposit accounts for the year ended December 31, 1996 as compared to 1995 increased approximately $260,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Securities gains for the year ended December 31, 1996 as compared to 1995 increased approximately $3,000. Equity in earnings of unconsolidated subsidiary increased approximately $37,000. This represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is 50% owned by First Federal Savings Bank of Bainbridge, which was acquired by the Company effective January 1, 1995. All other income increased from approximately $438,000 for the year ended December 31, 1995 to approximately $146,000 in 1996.

Noninterest Expenses
--------------------

The following table presents the principal components of noninterest expenses for the years ended December 31, 1995 and 1996:

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                          1995            1996
                                        --------        -------
                                            (In Thousands)
  Compensation                          $3,406          3,597
  Other personnel expenses                 817            745
  Occupancy expense of bank premises       362            406
  Furniture and equipment expense          713            778
  Federal deposit insurance                301            103
  Special SAIF assessment                  -0-            385
  Postage and courier services             195            194
  Supplies                                 251            270
  Amortization                             108            108
  Other operating expenses               1,428          1,723
                                        ------          -----

    Total Noninterest Expenses          $7,581          8,309
                                        ======          =====

Noninterest expenses for the year ended December 31, 1996 as compared to 1995, increased approximately $728,000 or 9.6% (4.5% excluding special SAIF assessment).

Compensation and other personnel expenses increased approximately $119,000 reflecting an increase in the number of employees, in wage levels and in the cost of employee benefits. During the quarter ended September 30, 1996, the much publicized pending legislation which would result in a special SAIF assessment to recapitalize the insurance fund was signed into law. This assessment affected the Company's thrift subsidiary, First Federal Savings Bank of Bainbridge and resulted in an assessment of $.657 per $100 of domestic deposits held as of March 31, 1995. This assessment amounted to $385,000. Federal deposit insurance decreased $198,000 for the year ended December 31, 1996 compared to 1995 as a result of reductions in federal deposit insurance premium rates. All other expenses increased approximately $422,000 or 13.8%. The increases were primarily attributed to a larger volume of business.

Income Taxes
------------

The effective tax rate for the year ended December 31, 1995 was 33.0% compared to 33.0% for the year ended December 31, 1996.

Interest Rate Sensitivity
-------------------------

As of December 31, 1996, excluding NOW and savings accounts, which the Company does not consider to be rate sensitive, the Company has a positive interest sensitivity gap up to one year. The following tables present the interest-sensitivity gap of the Company, the ratio of rate sensitive assets to rate sensitive liabilities, comfort ranges and the projected earnings effect of an increase or decrease in rates of 200 basis points.

                                            UP TO
                                          ONE YEAR
                                          --------
                                    (DOLLAR IN THOUSANDS)
Total rate sensitive assets               $ 140,786
Total rate sensitive liabilities            137,616
                                          ---------

Interest-sensitivity gap                  $   3,170
                                          =========

GAP ratio                                      1.02
                                          =========

Comfort range                              .90-1.20
                                          =========

                                                +200            -200
                                                BASIS           BASIS
          INCREASE (DECREASE) IN INCOME        POINTS          POINTS
          -----------------------------        ------          ------
                                                (DOLLAR IN THOUSANDS)
     Interest income                           $  588         (1,386)
     Net interest income                          207           (451)
     Net income                                   135           (293)

Financial Condition
-------------------

The Company, including its subsidiary Banks, reported consolidated total assets of approximately $297.3 million at December 31, 1996 and $267.1 million at December 31, 1995 representing an increase of approximately $30.2 million for the year ended December 31, 1996. Loan growth exceeded deposit growth as loans increased approximately $26.9 million and deposits increased approximately $18.4 million. Additionally, funds were provided by operations of $4.7 million, sale of stock of $.7 million, Federal Home Loan Bank advances of $9.2 million, decrease in investment securities of $5.8 million and decrease in interest-bearing deposits of $2.7 million. These funds were used to purchase additional bank premises and equipment of $1.1 million, pay dividends of $.2 million, increase cash by $3.9 million, increase cash value of life insurance by $.4 million, decrease note payable to correspondent bank by $1.5 million and increase federal funds sold by $7.5 million. The growth in loans and deposits is attributable to several factors including growth in the customer base due to the business development efforts of the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the subsidiary banks. The increase in cash value of life insurance was attributed to the acquisition of single deposit life insurance policies on certain key employees added to the deferred compensation plan which was established in 1994. While the benefits to be paid pursuant to the plan are to be funded from the general assets of the Company, the life insurance policies provide the primary funding source. The balance of such cash values at December 31, 1996 was approximately $1,927,000.

The changes in interest rates as previously discussed are reflective of interest rates in general and market conditions including competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

The Company's capital to assets ratio as of December 31, 1996 and 1995 was 9.10% and

8.75%, respectively.

The Company and the Banks are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Company and the Banks meets all capital adequacy requirements to which it is subject.

As of December 31, 1995, the most recent notification from Banking regulators, the Company and the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios and the minimum amounts and ratios under the capital adequacy and prompt corrective action provisions are presented below:

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                     FOR CAPITAL                              PROMPT CORRECTIVE
                                    ACTUAL       ADEQUACY PURPOSES:                           ACTION PROVISIONS:
                                ---------------  --------------------------                ------------------------
                                AMOUNT   RATIO   AMOUNT               RATIO                AMOUNT             RATIO
                                ------   -----   ------               -----                ------             -----
                                                    (Amounts in thousands)
As of December 31, 1995
 Total Capital
   (to Risk Weighted Assets)    $23,298  14.12%   13,200   greater than or equal to 8.0%   16,500  greater than or equal to 10.0%
 Tier I Capital
   (to Risk Weighted Assets)     21,005  12.73%    6,600   greater than or equal to 4.0%    9,900  greater than or equal to  6.0%
 Tier I Capital
   (to Average Assets)           21,005   9.09%    9,243   greater than or equal to 4.0%   11,554  greater than or equal to  5.0%
As of December 31, 1996
 Total Capital
   (to Risk Weighted Assets)     27,180  13.56%   16,034   greater than or equal to 8.0%   20,043  greater than or equal to 10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)     24,674  12.31%    8,017   greater than or equal to 4.0%   12,026  greater than or equal to  6.0%
 Tier 1 Capital
   (to Average Assets)           24,674   8.55%   11,549   greater than or equal to 4.0%   14,437  greater than or equal to  5.0%

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At December 31, 1996, the Banks' cash and due from banks were approximately $12.2 million (after reduction for their required reserves of $1.4 million), their short-term deposits with financial institutions were $.6 million, and their federal funds sold were $14.5 million. The effect of the required reserves is to reduce available liquidity. All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately $56.8 million at December 31, 1996, can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of $20.1 million were pledged as of December 31, 1996.

The Banks' funding needs are based primarily on the volume of lending. The primary funding source is from new deposits. The Banks seek to attract new deposits by paying rates of interest on deposit accounts which are competitive in their respective primary service areas. The Banks generally do not pay brokers' commissions in connection with the obtaining of deposits or have deposits outside the primary service area. The Banks do not pay premiums to attract deposits. As of December 31, 1996, the average cost for deposit liabilities was approximately 5.10%. The Banks continue to expect that new deposits will serve as its primary funding source.

The Banks also have the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $17.1 million at December 31, 1996 at an average rate of 6.42%.

The average loan to deposit ratio for the Company at December 31, 1996 was 79.6% compared to 74.2% at December 31, 1995.

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

                  Index to Consolidated Financial Statements
                  ------------------------------------------

Financial Statements                                                       Page
--------------------                                                       ----
Independent Auditor's Report.................................................40

Consolidated Balance Sheets..................................................41

Consolidated Statements of Income............................................42

Consolidated Statement of Stockholders' Equity...............................43

Consolidated Statements of Cash Flows........................................44

Notes to Financial Statements................................................45

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

          None.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


Board of Directors and Stockholders
PAB Bankshares, Inc. and Subsidiaries
Valdosta, Georgia


We have audited the accompanying consolidated balance sheets of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Stewart, Fowler & Stanvey, P.C.

Stewart, Fowler & Stalvey, P.C.
--------------------------------------


Valdosta, Georgia
January 30, 1997

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                     ASSETS
                                     ------

                                                                                                           DECEMBER 31,
                                                                                                    --------------------------
                                                                                                        1995          1996
                                                                                                    -------------  -----------
Cash and Cash Equivalents:
 Cash and due from banks                                                                             $  9,781,601   13,647,256
 Interest-bearing deposits in other banks                                                               2,133,269          -0-
 Federal funds sold and securities purchased under agreements to resell                                 7,010,000   14,515,000
                                                                                                     ------------  -----------
   Total Cash and Cash Equivalents                                                                     18,924,870   28,162,256
Time Deposits                                                                                           1,203,400      595,000
Investment Securities (Fair value of $62,752,370 in 1995 and $56,783,089 in 1996), Notes 1 and 2       62,690,720   56,783,089
Investment in Unconsolidated Subsidiary, Notes 1 and 18                                                   135,180      130,872
Loans, Net of Allowance for Loan Losses ($2,293,723 - 1995; $2,550,242 - 1996)
 and Unearned Interest, Notes 1, 5, 7 and 15                                                          169,228,734  195,856,247
Bank Premises and Equipment, Notes 1 and 3                                                              6,517,731    6,707,165
Property Acquired in Settlement of Loans and Other Real Estate Owned:
 Land and building of former banking offices, Notes 1 and 4                                               125,000      445,457
 Land held for future development, Note 1                                                                 366,790      366,790
 Property acquired in settlement of loans, Note 1                                                         443,378      334,596
Accrued Interest Receivable                                                                             3,033,991    3,175,569
Cash Value of Life Insurance, Note 9                                                                    1,541,454    1,957,298
Goodwill, Note 1                                                                                        2,374,074    2,266,170
Other Assets, Note 1                                                                                      502,997      524,372
                                                                                                     ------------  -----------

 Total Assets                                                                                        $267,088,319  297,304,881
                                                                                                     ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Deposits:
 Demand                                                                            $ 34,530,746    40,203,157
 NOW                                                                                 52,883,974    51,926,581
 Savings                                                                             17,192,176    17,431,631
 Time, $100,000 and over                                                             38,688,794    45,525,141
 Other time                                                                          87,929,786    94,587,414
                                                                                   ------------   -----------
                                                                                    231,225,476   249,673,924

Notes Payable, Note 6                                                                 2,700,000     1,200,000
Advances from Federal Home Loan Bank, Note 7                                          7,941,073    17,096,499
Accrued Interest                                                                        680,618       725,549
Advance Payments by Borrowers for Taxes and Insurance                                   207,765       159,505
Dividends Payable                                                                       149,149       210,214
Income Taxes, Notes 1 and 12:
 Current                                                                                 24,235           -0-
Other Liabilities, Note 9                                                               781,272     1,172,677
                                                                                   ------------   -----------

  Total Liabilities                                                                 243,709,588   270,238,368
                                                                                   ------------   -----------

Stockholders' Equity:
 Common stock, no par value, 4,000,000 shares authorized,
  2,892,639 shares (1995 - 2,834,004) issued and 2,802,849
  shares (1995 - 2,711,808) outstanding                                               1,263,745     1,263,745
 Additional paid in capital                                                          14,744,822    15,609,717
 Retained earnings                                                                    8,646,738    11,246,210
 Unrealized gains (losses) on available-for-sale securities, net of applicable
  deferred income taxes                                                                 184,469        21,388
                                                                                   ------------   -----------
                                                                                     24,839,774    28,141,060
 Treasury stock, at cost (87,790 shares; 1995 - 122,196)                             (1,461,043)   (1,074,547)
                                                                                   ------------   -----------
                                                                                     23,378,731    27,066,513
                                                                                   ------------   -----------

  Total Liabilities and Stockholders' Equity                                       $267,088,319   297,304,881
                                                                                   ============   ===========

Note: The accompanying notes to financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                                1995          1996
                                                            -------------  ----------
Interest Income:
   Interest and fees on loans, Note 1                       $15,983,592    18,034,306
   Interest on investment securities:
     Taxable                                                  3,274,970      3,662,105
     Tax exempt                                                 156,767        155,760
   Interest on federal funds sold                               307,144        273,787
   Interest on deposits in banks                                188,201         83,654
                                                            -----------    -----------

     Total                                                   19,910,674     22,209,612
                                                            -----------    -----------

Interest Expense:
   Interest on deposits                                       9,061,588     10,023,870
   Interest on federal funds purchased                            2,204         32,897
   Interest on notes and mortgages, Note 6                      165,125        161,657
   Interest on advances from Federal Home Loan Bank, Note 7     390,665        843,145
                                                            -----------    -----------

     Total                                                    9,619,582     11,061,569
                                                            -----------    -----------

Net Interest Income                                          10,291,092     11,148,043

Provision for Loan Losses, Notes 1 and 5                        385,500        405,000
                                                            -----------    -----------

Net Interest Income After Provision for Loan Losses           9,905,592     10,743,043
                                                            -----------    -----------

Other Income:
   Service charges on deposit accounts                        1,368,596      1,628,670
   Insurance commissions                                         42,173         49,183
   Equity in earnings of unconsolidated subsidiary              179,232        215,692
   Gain (Loss) on sale of loans                                  32,931         11,412
   Gain (Loss) on sale of other real estate                      (1,935)         1,328
   Gain (Loss) on sale of assets                                 (1,323)         2,951
   Securities gains (losses), Note 1                            135,440        137,718
   Other income                                                 365,757        519,802
                                                            -----------    -----------

     Total                                                    2,120,871      2,566,756
                                                            -----------    -----------

Other Expenses:
   Compensation, Notes 10 and 11                              3,405,881      3,596,876
   Other personnel expenses, Notes 8 and 9                      817,263        745,028
   Occupancy expense of bank premises                           361,421        405,827
   Furniture and equipment expense                              712,616        778,640
   Federal deposit insurance                                    301,261        103,175
   Special SAIF assessment                                          -0-        384,882
   Postage and courier services                                 195,350        194,568
   Supplies                                                     250,671        269,672
   Amortization, Note 1                                         107,903        107,903
   Other operating expenses                                   1,428,320      1,722,672
                                                            -----------    -----------

     Total                                                    7,580,686      8,309,243
                                                            -----------    -----------

Income Before Income Taxes                                    4,445,777      5,000,556

Income Taxes, Notes 1 and 12                                  1,465,709      1,652,002
                                                            -----------    -----------

Net Income                                                  $ 2,980,068      3,348,554
                                                            ===========    ===========

Earnings Per Share, Note 1                                        $1.07           1.21
                                                            ===========    ===========

Note: The accompanying notes to financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------


                                                                        UNREALIZED
                                                                          GAINS
                                                                       (LOSSES) ON
                                                                        AVAILABLE-
                                                                         FOR-SALE
                                                                       SECURITIES,
                                                                          NET OF
                                             ADDITIONAL                 APPLICABLE
                                COMMON        PAID IN      RETAINED      DEFERRED      TREASURY
                                  STOCK       CAPITAL      EARNINGS    INCOME TAXES     STOCK        TOTAL
                               -----------  -----------  ------------  -------------  ----------  -----------
Balances, December 31, 1994     $1,263,745   9,793,831     6,230,933       (859,500)        -0-   16,429,009

Issuance of 414,152
 shares at $10 to
 acquire First
 Federal Savings
 Bank of Bainbridge                    -0-   4,141,520           -0-            -0-         -0-    4,141,520

Issuance of 4,976 shares
 at $10 to directors in
 lieu of fees                          -0-      49,760           -0-            -0-         -0-       49,760

Issuance of 73,100
 shares at average of
 $10.41 through dividend
 reinvestment plan and
 common stock purchase plan            -0-     761,028           -0-            -0-         -0-      761,028

Net Income                             -0-         -0-     2,980,068            -0-         -0-    2,980,068

Dividends                              -0-         -0-      (564,263)           -0-         -0-     (564,263)

Acquisition of 125,948
 shares of treasury stock              -0-         -0-           -0-            -0-   1,503,046   (1,503,046)

Sale of 3,752 shares of
 treasury stock                        -0-      (1,317)          -0-            -0-     (42,003)      40,686

Change in unrealized gains
 and losses on available-
 for-sale securities, net
 of applicable deferred
 income taxes                          -0-         -0-           -0-      1,043,969         -0-    1,043,969
                                ----------  ----------    ----------      ---------   ---------   ----------

Balances, December 31, 1995      1,263,745  14,744,822     8,646,738        184,469   1,461,043   23,378,731

Issuance of 6,692 shares
 at $10.50 to directors
 in lieu of fees                       -0-      70,265           -0-            -0-         -0-       70,265

Issuance of 33,825
 shares at $14.06 average
 through dividend
 reinvestment plan                     -0-     475,415           -0-            -0-         -0-      475,415

Issuance of 18,039 shares
 at $13.92 average through
 common stock purchase plan            -0-     251,062           -0-            -0-         -0-      251,062

Net Income                             -0-         -0-     3,348,554            -0-         -0-    3,348,554

Dividends                              -0-         -0-      (749,082)           -0-         -0-     (749,082)

Acquisition of 2,474
 shares of treasury stock              -0-         -0-           -0-            -0-      30,925      (30,925)

Sale of 34,880 shares of
 treasury stock                        -0-      68,153           -0-            -0-    (417,421)     485,574

Change in unrealized gains
 and (losses) on available-
 for-sale securities, net
 of applicable deferred
 income taxes                          -0-         -0-           -0-       (163,081)        -0-     (163,081)
                                ----------  ----------    ----------      ---------   ---------   ----------

Balances, December 31, 1996     $1,263,745  15,609,717    11,246,210         21,388   1,074,547   27,066,513
                                ==========  ==========    ==========      =========   =========   ==========

Note: The accompanying notes to financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                            ---------------------------
                                                                                                1995           1996
                                                                                            -------------  ------------
Cash Flows From Operating Activities:
 Net income                                                                                 $  2,980,068     3,348,554
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                  350,139       523,828
   Deferred income taxes                                                                        (161,225)       73,364
   Provision for loan losses                                                                     385,500       405,000
   Amortization                                                                                  107,903       107,903
   Amortization (accretion) of subsidiary acquisition adjustments                               (187,081)     (178,209)
   (Gain) loss on sale of assets                                                                  (1,323)       (2,951)
   (Gain) loss on sale of loans                                                                  (32,931)      (11,412)
   (Gain) loss on sale of other real estate owned                                                  1,935        (1,328)
   Securities (gains) losses                                                                    (135,440)     (137,718)
   Minority interests                                                                                397           495
   Equity in earnings of unconsolidated subsidiary                                              (179,232)     (215,692)
   Dividend received from unconsolidated subsidiary                                              165,000       220,000
 Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                           (457,594)     (141,578)
   Increase (decrease) in accrued interest payable                                               249,591        44,931
   (Increase) decrease in other assets                                                           432,017       (12,117)
   Increase (decrease) in income taxes payable                                                     7,758       (24,235)
   Increase (decrease) in other liabilities                                                     (134,976)      464,920
                                                                                            ------------   -----------
 Net cash provided (used) by operating activities                                              3,390,506     4,463,755
                                                                                            ------------   -----------
Cash Flows From Investing Activities:
 Capital expenditures                                                                         (1,469,979)   (1,103,578)
 Proceeds from sale of assets                                                                     26,952        72,810
 (Increase) decrease in time deposits                                                          1,386,119       608,400
 (Increase) decrease in loans                                                                (17,418,217)  (26,906,225)
 Purchase of life insurance policies/increase in cash value                                     (382,381)     (415,844)
 Principal payments on mortgage-backed securities                                                736,999     1,132,434
 Purchase of available-for-sale securities                                                   (20,725,368)  (16,266,624)
 Purchase of held-to-maturity securities                                                        (530,000)          -0-
 Proceeds from maturity of held-to-maturity securities                                           100,000           -0-
 Proceeds from calls of held-to-maturity securities                                               86,946           -0-
 Proceeds from sales of available-for-sale securities                                          4,753,176     5,900,797
 Proceeds from maturities of available-for-sale securities                                     5,900,000    12,459,057
 Proceeds from calls of available-for-sale securities                                          1,755,093     2,747,421
 Cash disbursed to acquire First Federal Savings Bank                                         (3,901,055)          -0-
 Cash and cash equivalent assets received upon acquisition of First Federal Savings Bank       3,915,646           -0-
                                                                                            ------------   -----------
 Net cash provided (used) by investing activities                                            (25,766,069)  (21,771,352)
                                                                                            ------------   -----------
Cash Flows From Financing Activities:
 Proceeds of additional long-term indebtedness                                                 1,200,000           -0-
 Proceeds of additional stock issued                                                             251,034       247,322
 Increase (decrease) in time deposits                                                         21,530,360    13,493,975
 Increase (decrease) in other deposits                                                         5,350,532     4,954,473
 Advances from Federal Home Loan Bank                                                         12,350,000    79,507,000
 Payments on long-term indebtedness                                                           (9,538,094)  (71,851,574)
 Dividends paid                                                                                 (314,931)     (212,602)
 Acquisition of treasury stock                                                                (1,503,046)      (30,925)
 Proceeds from sale of treasury stock                                                             40,686       485,574
 Increase (decrease) in federal funds purchased                                                 (870,000)          -0-
 Increase in advance payments by borrowers for taxes and insurance                                (4,905)      (48,260)
                                                                                            ------------   -----------
 Net cash provided (used) by financing activities                                             28,491,636    26,544,983
                                                                                            ------------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                           6,116,073     9,237,386
Cash and Cash Equivalents at Beginning of Period                                              12,808,797    18,924,870
                                                                                            ------------   -----------
Cash and Cash Equivalents at End of Period                                                  $ 18,924,870    28,162,256
                                                                                            ============   ===========
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
 Interest                                                                                   $  9,369,991    11,016,638
                                                                                            ============   ===========
 Income taxes                                                                               $  1,567,580     1,551,270
                                                                                            ============   ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale             $ (1,619,719)      270,188
                                                                                            ============   ===========
Stock issued to directors in payment of fees, stock issued through dividend
 reinvestment plan and stock issued to acquire First Federal Savings Bank                   $  4,701,274       545,680
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

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of operations: PAB Bankshares, Inc. is engaged in the activity of providing traditional banking services through its banking subsidiaries consisting of The Park Avenue Bank (Valdosta, Georgia), the Farmers and Merchants Bank (Adel, Georgia) and First Federal Savings Bank of Bainbridge (Bainbridge, Georgia). Park Avenue Bank and Farmers and Merchants Bank are state chartered banks and First Federal Savings Bank of Bainbridge is a federally chartered thrift institution. The Banks primarily grant agribusiness, commercial, consumer and real estate loans with a market area that includes predominately Lowndes County, Cook County, Decatur County and Grady County and the immediate outlying areas. The composition of the Banks' loan portfolio is detailed in Note 5 of these financial statements. The Banks limit investment securities to U.S. Treasury obligations, obligations of other U.S. Government agencies and corporations, obligations of state and political subdivisions and selected mutual funds. The Banks also purchase time deposits with other banks in denominations generally not exceeding $100,000 per bank and sells federal funds to major correspondent banks. Through First Federal Savings Bank of Bainbridge, PAB Bankshares, Inc. also owns one-half of the issued and outstanding stock of an unconsolidated service corporation subsidiary, Empire Financial Services, Inc., which is primarily engaged in the origination and servicing of commercial real estate loans.

Consolidated financial statements: The accompanying consolidated financial statements include the accounts of PAB Bankshares, Inc. and its subsidiaries consisting of Park Avenue Bank (100% owned), Farmers & Merchants Bank (99.9% owned) and First Federal Savings Bank of Bainbridge (100% owned). Intercompany transactions and balances have been eliminated in consolidation.

Investment securities: Effective January 1, 1994, debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Other securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is determined using the specific identification method. Effective January 1, 1996, all securities are classified as available-for-sale.

Bank premises and equipment and related depreciation: Assets, including land held for future development, are stated at cost, less depreciation. Depreciation of bank premises and equipment, including a building of a former banking office, is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs, removals and betterments which do not materially prolong the useful lives of the assets are charged to income as incurred. The cost of property retired or sold, and the related accumulated depreciation, is removed from the accounts, and any gain or loss, after taking into consideration proceeds from sale, is transferred to income.

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

Earnings per share: Earnings per share are computed on the weighted average number of shares and common equivalent shares outstanding. Weighted average shares used in the computation of earnings per share were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                       1995              1996
                                                    ----------      ------------
                                                     2,780,800       2,761,871
                                                    ==========      ============

---------------------------------------------------------------

Income taxes: Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. At December 31, 1995 and 1996, other assets included a deferred income tax charge of $324,214 and $359,323, respectively.

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

Stock-based compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to comply with the fair value based method of accounting prescribed by SFAS No. 123 for its employee stock option program and recognizes compensation cost at an amount equal to the value of the vested portion of the option awards in accordance with the vesting schedule of the program.

---------------------------------------------------------------

Fair values of financial instruments: Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

---------------------------------------------------------------

 Other liabilities: Commitments to extend credit were evaluated and fair value was estimated using the terms for similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Advertising: The Company expenses advertising costs as they are incurred. Advertising costs charged to expense were $143,059 and $168,935 for the years ended December 31, 1995 and 1996, respectively.

Changes in capital structure: During 1996, the Company had a two-for-one stock split. The effect of the stock split was applied retroactively to previous years.

New accounting standards: Several new accounting standards were effective in 1995 or 1996 including Statement of Financial Accounting Standards No. 114 (Accounting by Creditors for Impairment of a Loan), Statement No. 118 (Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures), Statement No. 119 (Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments), Statement No. 121 (Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of) and Statement No. 122 (Accounting for Mortgage Servicing Rights). These new accounting standards are either not currently relevant to the Company or have an immaterial effect upon its financial statements.


Note 2 - Investment Securities
------------------------------

Investment securities are carried in the accompanying balance sheets as follows:


                                                        DECEMBER 31,
                                                   -----------------------
                                                      1995         1996
                                                   -----------  ----------
Available-for-sale                                 $61,081,203  56,783,089
Held-to-maturity                                     1,609,517         -0-
                                                   -----------  ----------
                                                   $62,690,720  56,783,089
                                                   ===========  ==========

------------------------------------------

Securities available-for-sale consist of the following:
-------------------------------------------------------

As of December 31, 1996:

                                             GROSS         GROSS
                               AMORTIZED   UNREALIZED    UNREALIZED    MARKET
                                 COST        GAINS         LOSSES       VALUE
                              ----------   ----------    ---------- ------------
U.S. Treasury Obligations     $13,511,331      53,696         2,979  13,562,048
Obligations of other U.S.
 Government agencies and
 corporations                  27,467,859     160,915        87,970  27,540,804
Obligations of state and
 political subdivisions         2,246,103      43,884        15,450   2,274,537
Mortgage backed securities     10,355,464     169,297       115,920  10,408,841
Domestic corporate notes           99,969         134           -0-     100,103
Federal Home Loan Bank
 stock                          1,900,900         -0-           -0-   1,900,900
Mutual Funds                    1,000,000         -0-       144,813     855,187
Georgia Bankers Bank stock        105,669         -0-           -0-     105,669
Other stock                        50,000         -0-        15,000      35,000
                              -----------     -------       -------  ----------
                              $56,737,295     427,926       382,132  56,783,089
                              ===========     =======       =======  ==========

As of December 31, 1995:

                                             GROSS         GROSS
                               AMORTIZED   UNREALIZED    UNREALIZED    MARKET
                                 COST        GAINS         LOSSES       VALUE
                              ----------   ----------    ---------- ------------
U.S. Treasury Obligations     $16,226,838     125,939        14,310  16,338,467
Obligations of other U.S.
 Government agencies and
 corporations                  30,298,722     312,059       142,707  30,468,074
Obligations of state and
 political subdivisions         1,191,007      23,893        35,274   1,179,626
Mortgage backed securities     10,311,887     321,461       121,222  10,512,126
Domestic corporate notes          399,465       2,935           -0-     402,400
Federal Home Loan Bank
 stock                          1,188,100         -0-           -0-   1,188,100
Mutual Funds                    1,000,000         -0-       164,058     835,942
Georgia Bankers Bank stock        105,669         -0-           -0-     105,669
Other stock                        50,799         -0-           -0-      50,799
                              -----------     -------       -------  ----------
                              $60,772,487     786,287       477,571  61,081,203
                              ===========     =======       =======  ==========

------------------------------------------

Securities held-to-maturity consist of the following:
-----------------------------------------------------

As of December 31, 1995:

                                           GROSS       GROSS
                             AMORTIZED  UNREALIZED   UNREALIZED   MARKET
                                COST       GAINS       LOSSES     VALUE
                            ----------- ----------- ----------- ---------
Obligations of state and
 political subdivisions      $1,609,517      63,075       1,425 1,671,167
                            =========== =========== =========== =========

The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call of prepayment penalties.

                                              SECURITIES
                                          AVAILABLE-FOR-SALE
                                       -----------------------
                                                       MARKET
                                           COST         VALUE
                                       ------------ ----------

Due in one year or less                $12,025,922  12,054,456
Due after one year through
 five years                             30,617,048  30,854,212
Due after five years through
 ten years                               5,057,154   5,103,454
Due after ten years                      5,980,602   5,874,211
                                       -----------  ----------

                                       $53,680,726  53,886,333
                                       ===========  ==========

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

Proceeds from calls of available-for-sale securities during 1996 were $2,747,421 with no gains and losses being recognized. Proceeds from sales of available-for-sale securities during 1996 were $5,900,797. Gross gains of $196,730 and gross losses of $59,012 were realized on those sales. Effective January 1, 1996, debt securities with an amortized cost of $1,609,517 were transferred from held-to-maturity to available-for-sale. The securities had an unrealized gain of $61,650. Management made the transfer in response to its decision to eliminate the held-to-maturity classification.

------------------------------------------

Securities with a book value of approximately $26,047,000 (market value $26,288,000) and $19,889,000 (market value $20,083,000) at December 31, 1995 and
1996, respectively, were pledged to secure public monies as required by law.


Note 3 - Bank Premises and Equipment
------------------------------------

Bank premises and equipment are stated at cost less accumulated depreciation, and include the following:

                                               DECEMBER 31,
                                      ------------------------------    ESTIMATED
                                          1995             1996        USEFUL LIVES
                                      -------------      -----------  ------------
     Land                                  $ 1,506,262    1,465,857
     Bank premises and improvements          3,612,041    4,303,776   5-40 years
     Furniture, fixtures and equipment       2,074,989    2,812,587   5-15 years
     Automobiles                                94,249      104,983   3- 5 years
     Construction in progress                  933,985          -0-
                                           -----------   ----------
                                             8,221,526    8,687,203
     Less accumulated depreciation          (1,703,795)  (1,980,038)
                                           -----------   ----------

                                           $ 6,517,731    6,707,165
                                           ===========   ==========

Depreciation expense amounted to $350,139 and $523,828 for the years ended December 31, 1995 and 1996, respectively.


Note 4 - Land and Building of Former Banking Offices
----------------------------------------------------

Land and building of former banking offices are stated at cost less accumulated depreciation and include the following:


                                               DECEMBER 31,
                                        ------------------------    ESTIMATED
                                            1995         1996     USEFUL LIVES
                                        ------------  ----------  -----------
     Land                                   $125,000    166,000
     Building                                    -0-    452,047      30 years
                                            --------   --------
                                             125,000    618,047
     Less accumulated depreciatin                -0-   (172,590)
                                            --------   --------

                                            $125,000    445,457
                                            ========   ========

The building is currently being leased. Fair value of these assets exceeds book value.

Note 5 - Loans
--------------

Major classifications of loans are as follows:

                                                       DECEMBER 31,
                                                ---------------------------
                                                    1995           1996
                                                -------------  ------------
  Commercial, financial and agricultural        $ 22,624,148    33,182,855
  Real estate - construction                      10,451,783    10,645,091
  Real estate - mortgage                         113,800,023   126,951,312
  Installment loans to individuals and other      20,999,114    23,074,049
  Loans secured by deposits                        3,811,365     4,585,917
  Overdrafts                                          98,425       270,136
                                                ------------   -----------
                                                 171,784,858   198,709,360
  Deferred loan fees, net                           (119,398)     (143,469)
  Unearned interest                                 (143,003)     (159,402)
                                                ------------   -----------
                                                 171,522,457   198,406,489
  Allowance for loan losses                       (2,293,723)   (2,550,242)
                                                ------------   -----------

    Loans, Net                                  $169,228,734   195,856,247
                                                ============   ===========

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $201,544 and $291,458 at December 31, 1995 and 1996, respectively. If interest on those loans had been accrued, such income would have approximated $19,127 and $26,341 for 1995 and 1996, respectively. Interest income on those loans, which is recorded only when received, amounted to approximately $14,371 and $7,416 for 1995 and 1996, respectively. The Banks did not have any loans classified as impaired at December 31, 1995 or 1996.

First mortgage loans on residential (one-to-four units) real estate are pledged to secure advances from the Federal Home Loan Bank (See Note 7). The advances must be fully secured after discounting the qualifying loans at 75% of the principal balances outstanding.

At December 31, 1995 and 1996, the Company was servicing mortgage loans for the benefit of others totalling approximately $16,915,000 and $18,773,000, respectively. While such loans were originated by the Company, the entire cost of originating the loans has be allocated to the loans with no cost being allocated to the mortgage servicing rights, since management believes the amount to be immaterial. Revenue from mortgage servicing activities amounted to $11,769 and $59,171 for the years ended December 31, 1995 and 1996, respectively.

--------------------------

Transactions in the allowance for losses on loans were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                      1995          1996
                                                  ------------  ------------
 Balance, January 1                                 $1,653,135   2,293,723
 Allowance for loan losses incident
   to acquisition of subsidiary
   effective January 1, 1995                           325,719         -0-
 Provision for losses charged to
   operating expenses                                  385,500     405,000
 Recoveries                                             66,909      12,213
                                                    ----------   ---------
     Total                                           2,431,263   2,710,936
 Less loans charged off                               (137,540)   (160,694)
                                                    ----------   ---------
 Balance, December 31                               $2,293,723   2,550,242
                                                    ==========   =========

Note 6 - Notes Payable
----------------------

Notes payable consists of the following:

                                                                   DECEMBER 31,
                                                        ---------------------------
                                                           1995            1996
                                                        ------------   ------------
Trust Company Bank, interest payable
 quarterly, interest rate .50%
 below prime with a ceiling of 9.50%
 until July 1, 1999, equal annual
 principal payments beginning
 July 1, 1997, maturity date of
 July 1, 2004, collateralized by
 stock of First Federal Savings
 Bank of Bainbridge acquired
 effective January 1, 1995.                               $2,700,000      1,200,000
                                                          ==========      =========

Maturities for the succeeding five years are as follows:

          YEAR ENDING
          DECEMBER 31,
          ------------
             1997                 $    -0-
             1998                      -0-
             1999                      -0-
             2000                      -0-
             2001                   187,50

Note 7 - Advances From Federal Home Loan Bank
---------------------------------------------

Advances from the Federal Home Loan Bank consists of the following:

                                                                   DECEMBER 31,
                                                            -------------------------
                                                               1995          1996
                                                            ------------  ------------
Advances payable, interest payable
monthly, combination of fixed and
 variable interest rates which
 averaged 5.91% and 6.42% at December 31, 1995,
 and 1996, respectively, various
 repayment options, maturities
 through June 1, 2011.                                        $7,941,073   17,096,499
                                                              ==========   ==========

Maturities of the advances for the succeeding five years are as follows:

       YEAR ENDING
       DECEMBER 31,
       ------------
           1997                         $6,082,333
           1998                          1,082,333
           1999                            915,666
           2000                          1,249,000
           2001                            649,000

The advances are collateralized as provided in Note 5.


Note 8 - Profit Sharing Plan and 401(k) Plan
--------------------------------------------

An employee profit sharing plan and 401(k) plan is provided for qualified employees. The plans are qualified under the Internal Revenue Code. The Board of Directors makes an annual determination of the contribution to the profit sharing plan. By law and pursuant to the terms and provisions of the employee profit sharing plan, a contribution up to a maximum of 15% of the total qualified employee compensation may be made. Under the 401(k) plan, employees may make salary deferral contributions of 10% to 15% of qualified employee compensation. The Company will make matching contributions at a level determined by the Board of Directors. Amounts contributed to the plans for the years ended December 31, 1995 and 1996 totaled $238,326 and $201,551, respectively.


Note 9 - Deferred Compensation Plan
-----------------------------------

Effective January 1, 1994, the Company adopted a deferred compensation plan for the benefit of key employees. While the plan is to be funded from the general assets of the Company, life insurance policies were acquired for the purpose of serving as the primary funding source. As of December 31, 1995 and 1996, the cash values of these policies were $1,513,157 and $1,927,428, respectively, and the liability accrued for benefits payable under the plan was $106,129 and $169,364, respectively.

Note 10 - Employee Stock Option Plan
------------------------------------

The Company's Stock Option Plan authorizes the granting of stock options to its full-time employees for up to 200,000 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company's stock on the grant date, and an option's maximum term is ten years. Options are granted as administered by the Board of Directors and, with limited exceptions, vest on a straight-line basis over a five year period beginning February 26, 1997. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 1.65%, risk free interest rate of 7.50%, expected lives of 5 years for the options and a volatility rate of 23%.

For accounting purposes, the value of options granted will be accrued as compensation cost over the vesting period commencing January 1, 1997.

A summary of the status of the Company's stock option plan as of December 31, 1996, and the changes during the year ending December 31, 1996 is presented below:

       FIXED OPTIONS                        SHARES                       WEIGHTED-AVERAGE EXERCISE PRICE
       -------------                        ------                       -------------------------------
       January 1, 1996                         -0-                                      $  .00
       Granted                              72,000                                       12.50
       Exercised                               -0-                                         .00
       Forfeited                               -0-                                         .00
                                           -------
       December 31, 1996                    72,000                                       12.50
                                           =======
       Exercisable at December 31,
        1996                                20,000
       Weighted-average fair value
        of options granted during
        the year                             $3.83

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                             OUTSTANDING OPTIONS                             EXERCISABLE OPTIONS
                  ------------------------------------------------     -------------------------------
                                    WEIGHTED-
                                     AVERAGE            WEIGHTED                         WEIGHTED-
RANGE OF               NUMBER       REMAINING            AVERAGE           NUMBER         AVERAGE
EXERCISE            OUTSTANDING    CONTRACTUAL          EXERCISE        EXERCISABLE      EXERCISE
 PRICES             AT 12/31/96       LIFE               PRICE          AT 12/31/96       PRICE
---------           -----------    -----------          --------        -----------      ---------
$ 12.50                72,000        10 years           $ 12.50            20,000        $12.50

Note 11 - Directors Deferred Stock Purchase Plan
------------------------------------------------

On April 18, 1994, the Company's shareholders approved the Directors Deferred Stock Purchase Plan (the "Director Plan"), which provides that a director of the Company or any subsidiary may elect to receive shares of common stock of the Company in lieu of the cash compensation otherwise payable as director's fees for services as a member of the Board of Directors or any committee thereof. The shares of common stock issuable to an electing director shall be issued on January 15 following each fiscal year in a whole number (rounded down) resulting from the amount of such director's fees (or a portion thereof as determined by such director) for such previous fiscal year divided by 100% of the fair market value of the common stock as of January 1 of such previous fiscal year. The Director Plan covers 50,000 shares of common stock, which may be authorized for issuance and delivery thereunder. The Director Plan shall remain in effect for five years (through January 15, 1999) or until termination by the Board, whichever occurs first. The Director Plan is administered by the Board of Directors of the Company. The Company has issued 6,692 and 4,976 shares of common stock under the Director Plan for the years ended December 31, 1996 and 1995, respectively.


Note 12 - Income Taxes
----------------------

Income tax expense is comprised of federal and state income taxes as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                         ------------------------
                                                                            1995          1996
                                                                         -----------   ----------
     Current expense                                                     $1,626,934    1,578,638
     Deferred (credit)                                                    (161,225)       73,364
                                                                         ----------    ---------
                                                                         $1,465,709    1,652,002
                                                                         ==========    =========

Income tax at the statutory rate of 34% is reconciled to the Company's actual provision as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                   1995          1996
                                                                ----------    ---------
Tax at statutory rate                                           $1,511,564    1,700,189
State income taxes                                                  13,561      107,087
Tax exempt interest and dividend exclusion                         (94,390)    (180,017)
Amortization of goodwill                                            30,695       30,695
Other                                                                4,279       (5,952)
                                                                -----------   ----------
Actual income tax expense                                       $1,465,709    1,652,002
                                                                ===========   ==========

----------------------------------

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

                                         DECEMBER 31,
                                      ------------------
                                        1995      1996
                                      ---------  -------
 Deferred tax assets:
   Allowance for loan losses           $674,338  797,452
   Purchase accounting adjustments      225,997   54,110
   Deferred compensation plan            42,017   63,918
   Other                                  5,611      -0-
                                       --------  -------
                                        947,963  915,480
                                       --------  -------
 Deferred tax liabilities:
   Bank premises and equipment and
     depreciation                       413,917  430,227
   Stock dividends                       77,065   77,065
   Unrealized gains on available-
     for-sale securities                132,767   24,294
   Other                                    -0-   24,571
                                       --------  -------
                                        623,749  556,157
                                       --------  -------

Net deferred tax assets                $324,214  359,323
                                       ========  =======

No valuation allowance was established in view of the Company's tax strategies coupled with anticipated future taxable income as evidenced by the Company's earnings potential.

Through 1995, thrift institutions were allowed, for tax purposes, a special deduction for bad debts based on a percentage of taxable income before such deduction, subject to various limitations provided by the Internal Revenue Code. The Company's thrift subsidiary had an allowable percentage of 8%. Effective January 1, 1996, only the experience method is allowable for computing the provision for bad debts for tax purposes. Additionally, any excess bad debt deductions taken after December 31, 1987, must be recaptured over a six year period. The effect of changing the method of computing bad debts had no effect upon the income tax provision of the Company's thrift subsidiary inasmuch as the excess deductions had been subjected to the deferred income tax provision.

For tax purposes, included in retained earnings of the Company's thrift subsidiary at December 31, 1996, is approximately $2,033,000 of accumulated bad debt deductions for which no deferred income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry-back of net operating losses would give rise to income for tax purposes only, which would be subject to income taxes at the then prevailing corporate rate.

Note 13 - Dividend Reinvestment and Common Stock Purchase Plan
--------------------------------------------------------------

On December 20, 1993, the Company's Board of Directors approved a dividend reinvestment and common stock purchase plan. The purpose of the plan is to provide shareholders of record of the Company's common stock, who elect to participate in the plan, with a simple and convenient means to reinvest automatically cash dividends and make additional voluntary cash purchases of shares of common stock without the expense of brokerage commissions or other fees. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all of their shares or not less than 50% of their shares and make additional voluntary cash payments of not less than $50 nor more than $1,000, in the aggregate, for each calendar year. The price of common stock purchased with dividends will be equal to 95% of the fair market value determined by the Company's Board of Directors prior to the date of purchase. The price of common stock purchased with voluntary cash payments will be 100% of the fair market value determined by the Company's Board of Directors prior to the date of purchase. During the year ended December 31, 1995, 73,100 shares were issued through the plan at an average of $10.41 per share. During the year ended December 31, 1996, 51,864 shares were issued through the plan at an average of $14.01 per share.


Note 14 - Commitments, Contingencies and Financial Instruments With Off-Balance-
--------------------------------------------------------------------------------
          Sheet Risk
          ----------

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

                                           NOTIONAL AMOUNT
                                       -----------------------
                                             DECEMBER 31,
                                       -----------------------
                                           1995        1996
                                       -----------  ----------
  Commitments to extend credit         $22,809,000  19,052,000
  Standby letters of credit              1,899,000   1,657,000

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Banks' credit policies and procedures for credit commitments are the same as those for extensions of credit that are reported in the financial statements. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Banks. The Banks' have not incurred any losses on their commitments in either 1995 or 1996.

The nature of the business of the Banks is such that they are ordinarily subjected to a certain amount of litigation. In the opinion of management and counsel for the Banks, there is no litigation in which the outcome will have a material effect on the financial statements.

Note 14 - Commitments, Contingencies and Financial Instruments With Off-Balance-
--------------------------------------------------------------------------------
          Sheet Risk (Continued)
          ----------------------

PAB Bankshares, Inc. leased certain equipment under operating leases through December 31, 1995. Total rental expense, which did not include any contingent rent, was $111,652 for the year ended December 31, 1995. The leases expired December 31, 1995.


Note 15 - Related Party Transactions
------------------------------------

At December 31, 1995 and 1996, loans to all officers, directors and employees and their associates aggregated approximately $11,508,920 and $8,331,479, respectively.

Management believes that all of the above transactions were entered into in the normal course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not involve more than normal credit risk or present other unfavorable features.


Note 16 - Regulatory Matters
----------------------------

The primary source of funds available for the payment of cash dividends are dividends received by PAB Bankshares, Inc. from subsidiary Banks. The Banks are limited by banking regulations as to the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Retained earnings of the Banks against which dividends may be charged is approximately $7,220,000 at December 31, 1996 and the amount of dividends which may be paid within one year is approximately $1,937,000.

The Banks are required to maintain average balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1996 was approximately $1,436,000.

The Company and the Banks are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Company and the Banks meets all capital adequacy requirements to which it is subject.

Note 16 - Regulatory Matters
----------------------------

As of December 31, 1995, the most recent notification from Banking regulators, the Company and the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

The Company's actual capital amounts and ratios and the minimum amounts and ratios under the capital adequacy and prompt corrective action provisions are presented below:

                                                                                                           TO BE WELL
                                                                                                       CAPITALIZED UNDER
                                                             FOR CAPITAL                               PROMPT CORRECTIVE
                                    ACTUAL                ADEQUACY PURPOSES:                           ACTION PROVISIONS:
                                ---------------  ---------------------------------------    ----------------------------------------

                                AMOUNT   RATIO     AMOUNT                    RATIO            AMOUNT                      RATIO
                                -------  ------  -----------               ---------        ----------              ----------------
                                                          (Amounts in thousands)
As of December 31, 1995
 Total Capital
   (to Risk Weighted Assets)    $23,298  14.12%    13,200   greater than or equal to 8.0%     16,500  greater than or equal to 10.0%
 Tier I Capital
   (to Risk Weighted Assets)     21,005  12.73%     6,600   greater than or equal to 4.0%      9,900  greater than or equal to  6.0%
 Tier I Capital
   (to Average Assets)           21,005   9.09%     9,243   greater than or equal to 4.0%     11,554   greater than or equal to 5.0%
As of December 31, 1996
 Total Capital
   (to Risk Weighted Assets)     27,180  13.56%    16,034   greater than or equal to 8.0%     20,043  greater than or equal to 10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)     24,674  12.31%     8,017   greater than or equal to 4.0%     12,026   greater than or equal to 6.0%
 Tier 1 Capital
   (to Average Assets)           24,674   8.55%    11,549   greater than or equal to 4.0%     14,437   greater than or equal to 5.0%

Note 17 - Concentrations of Credit Risk
---------------------------------------

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


Note 18 - Investment in Unconsolidated Subsidiary
-------------------------------------------------

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

First Federal owns 50% of the outstanding stock of Empire. First Federal accounts for its investment in Empire under the equity method. The investment in Empire exceeded First Federal's share of the underlying net assets by $54,305 at December 31, 1996, and is being amortized on the straight-line method over twenty-five years.

-------------------------------------------------------------

Following is a summary of unaudited financial position at December 31, 1996 and unaudited results of operations of Empire for the year ended December 31, 1996:

                                                   DECEMBER 31,
                                                       1996
                                                 --------------
Current assets                                   $      217,270
Premises and equipment                                  424,210
                                                 --------------
 Total Assets                                    $      641,480
                                                 ==============

Current liabilities                              $      409,743
Stockholders' equity                                    231,737
                                                 --------------

 Total Liabilities and Stockholders' Equity      $      641,480
                                                 ==============


                                                    YEAR ENDED
                                                   DECEMBER 31,
                                                       1996
                                                 --------------
Total revenue                                    $    1,811,282
                                                 ==============

Net income                                       $      498,328
                                                 ==============

First Federal's proportionate share
 of net income                                   $      249,164
                                                 ==============

Note 19 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------

Condensed balance sheets of PAB Bankshares, Inc. as of December 31, 1996 and 1995 and related statements of income and cash flows for the years then ended are as follows:

                                 BALANCE SHEETS
                                 --------------

                                                              DECEMBER 31,
                                                        -------------------------
                        ASSETS                              1995         1996
                        ------                          ------------  -----------

Cash on deposit with subsidiary banks                   $   647,391      452,559
Investment in:
 Park Avenue Bank                                        11,698,852   13,403,173
 Farmers & Merchants Bank                                 3,664,875    4,041,039
 First Federal Savings Bank of Bainbridge                 9,051,771    9,272,166
Property, Plant and Equipment, net of accumulated
 depreciation                                               403,256      468,424
Land held for future development                            366,790      366,790
Land at site of former banking facility of
 subsidiary                                                 125,000      125,000
Other assets                                                358,308      457,562
                                                        -----------   ----------

   Total Assets                                         $26,316,243   28,586,713
                                                        ===========   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Liabilities:
 Dividends payable                                      $   149,149      210,214
 Notes payable                                            2,700,000    1,200,000
 Other liabilities                                           88,363      109,986
                                                        -----------   ----------
                                                          2,937,512    1,520,200
                                                        -----------   ----------
Stockholders' Equity:
 Common stock                                             1,263,745    1,263,745
 Additional paid in capital                              14,744,822   15,609,717
 Retained earnings, net of unrealized gains (losses)
  on available-for-sale securities of
  subsidiaries                                            8,831,207   11,267,598
                                                        -----------   ----------
                                                         24,839,774   28,141,060
Less:  Treasury Stock, at cost                           (1,461,043)  (1,074,547)
                                                        -----------   ----------
                                                         23,378,731   27,066,513
                                                        -----------   ----------

   Total Liabilities and Stockholders' Equity           $26,316,243   28,586,713
                                                        ===========   ==========

Note 19 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------


                             STATEMENTS OF INCOME
                             --------------------

                                             YEAR ENDED DECEMBER 31,
                                             ------------------------
                                                 1995          1996
                                             -----------    ---------
Income:
 Equity in earnings of subsidiary banks:
  Park Avenue Bank                             $2,172,568   2,476,434
  Farmers & Merchants Bank                        441,113     549,467
  First Federal Savings Bank of Bainbridge        753,652     847,476
 Interest Income:
  Subsidiary banks                                 19,360      15,957
 Computer service income and management
  fees from subsidiary banks                      467,245     504,109
 Other income                                      11,783      49,601
                                               ----------   ---------
                                                3,865,721   4,443,044
Expenses                                        1,122,860   1,400,972
                                               ----------   ---------
Income before taxes                             2,742,861   3,042,072
Income taxes (benefit)                           (237,207)   (306,482)
                                               ----------   ---------

Net Income                                     $2,980,068   3,348,554
                                               ==========   =========

Note 19 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                       1995           1996
                                                                  -------------   -------------
Cash Flows From Operating Activities:
 Net income                                                         $ 2,980,068    3,348,554
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                                         59,961      131,497
   Equity in earnings of subsidiary banks                            (3,367,333)  (3,873,377)
   (Gains) Loss on sale of assets                                           -0-       (1,795)
   Dividends received from subsidiaries:
     Park Avenue Bank                                                   707,500      850,000
     Farmers & Merchants Banks                                          179,838      179,838
     First Federal Savings Bank of Bainbridge                           379,586      379,586
   Deferred income taxes                                                 12,635        8,001
 Change in assets and liabilities                                        85,059      (14,139)
                                                                    -----------   ----------

 Net cash provided (used) by operating
   activities                                                         1,037,314    1,008,165
                                                                    -----------   ----------

Cash Flows From Investing Activities:
 Proceeds from sale of assets                                               -0-       68,901
 Investment in subsidiary banks                                      (3,901,055)         -0-
 Capital expenditures                                                  (391,161)    (259,694)
 (Increase) Decrease in cash value of life insurance                     (7,218)      (1,573)
                                                                    -----------   ----------

 Net cash provided (used) by investing
   activities                                                        (4,299,434)    (192,366)
                                                                    -----------   ----------

Cash Flows From Financing Activities:
 Dividends paid                                                        (314,931)    (212,602)
 Proceeds of notes payable                                            1,200,000          -0-
 Repayment of notes payable                                            (500,000)  (1,500,000)
 Proceeds from issuance of stock                                        291,720      732,896
 Acquisition of treasury stock                                       (1,503,046)     (30,925)
                                                                    -----------   ----------

 Net cash provided (used) by financing activities                      (826,257)  (1,010,631)
                                                                    -----------   ----------

Net Increase (Decrease) in Cash                                      (4,088,377)    (194,832)

Cash and Cash Equivalents at Beginning of Period                      4,735,768      647,391
                                                                    -----------   ----------

Cash and Cash Equivalents at End of Period                          $   647,391      452,559
                                                                    ===========   ==========

Supplemental Disclosures of Cash Flow Information
------------------------------------------------------
Cash paid during the period for:
 Interest                                                           $   165,125      161,657
                                                                    ===========   ==========
 Income taxes (received)                                            $  (144,601)    (219,952)
                                                                    ===========   ==========

Note 20 - Fair Values of Financial Instruments
----------------------------------------------

The estimated fair values of the Company's financial instruments are as follows:


                                      DECEMBER 31, 1995                   DECEMBER 31, 1996
                             ---------------------------------        -------------------------------
                                 CARRYING             FAIR                 CARRYING          FAIR
                                  AMOUNT             VALUE                  VALUE           VALUE
                             -----------------  --------------        -------------    --------------
Financial assets:
 Cash and cash equivalents        $ 18,924,870       18,924,870          28,162,256       28,162,256
 Time deposits                       1,203,400        1,203,400             595,000          595,000
 Investment securities              62,690,720       62,752,370          56,783,089       56,783,089
 Loans, net of allowance for
  loan losses                      169,228,734      170,563,734         195,856,247      193,605,247
 Accrued interest
  receivable                         3,033,991        3,033,991           3,175,569        3,175,569

Financial liabilities:
 Deposits                          231,225,476      233,592,476         249,673,924      251,538,924
 Notes payable                       2,700,000        2,700,000           1,200,000        1,200,000
 Advances from Federal Home
  Loan Bank                          7,941,073        7,941,073          17,096,499       17,096,499
 Accrued interest payable              680,618          680,618             725,549          725,549

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

                                     NOTIONAL       FAIR          NOTIONAL         FAIR
                                      AMOUNT        VALUE          AMOUNT          VALUE
                                  ------------   ----------     ----------     ----------
Other:
 Commitments to extend
  credit                          $ 22,809,000   22,809,000     19,052,000     19,052,000
 Standby letters of credit           1,899,000    1,899,000      1,657,000      1,657,000

Note 21 - Quarterly Results of Operations (Unaudited)
-----------------------------------------------------

The following is a summary of the quarterly results of operations for the two years ended December 31, 1996:


                                              QUARTERLY PERIOD ENDED
                                 ------------------------------------------------
                                 MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                 ---------  --------  -------------  ------------
                                      (In Thousands, Except Per share Data)

Year Ended December 31, 1995:
 Interest income                  $ 4,677     4,953          5,093         5,189
 Interest expense                  (2,076)   (2,367)        (2,548)       (2,628)
                                  -------    ------         ------        ------
 Net interest income                2,601     2,586          2,545         2,561
 Provision for loan losses            (75)     (176)           (68)          (68)
                                  -------    ------         ------        ------
 Net interest income
   after provision for
   loan losses                      2,526     2,410          2,477         2,493
 Other income                         492       627            502           500
 Other expenses                    (1,890)   (1,890)        (1,954)       (1,847)
                                  -------    ------         ------        ------
 Income before income taxes         1,128     1,147          1,025         1,146
 Income taxes                        (366)     (388)          (344)         (368)
                                  -------    ------         ------        ------
 Net income                       $   762       759            681           778
                                  =======    ======         ======        ======

 Earnings per share                  $.28       .27            .24           .28
                                  =======    ======         ======        ======

Year Ended December 31, 1996:
 Interest income                  $ 5,313     5,494          5,682         5,744
 Interest expense                  (2,721)   (2,695)        (2,795)       (2,873)
                                  -------    ------         ------        ------
 Net interest income                2,592     2,799          2,887         2,871
 Provision for loan losses            (76)      (77)          (176)          (76)
                                  -------    ------         ------        ------
 Net interest income
   after provision for
   loan losses                      2,516     2,722          2,711         2,795
 Other income                         583       593            745           646
 Special SAIF assessment              -0-       -0-           (385)          -0-
 Other expenses                    (1,922)   (1,915)        (1,959)       (2,170)
                                  -------    ------         ------        ------
 Income before income taxes         1,177     1,400          1,112         1,271
 Income taxes                        (396)     (470)          (398)         (347)
                                  -------    ------         ------        ------
 Net income                       $   781       930            714           924
                                  =======    ======         ======        ======

 Earnings per share                  $.29       .34            .25           .33
                                  =======    ======         ======        ======

                                   PART III
                                   --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -------------------------------------------------

     The information set forth under the heading "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference. Information with respect to the Company's executive officers is included in Item 1 of Part I of this Report.

ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

     The information set forth under the sub-heading "Executive Compensation" under the heading "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information set forth under the heading "Principal Shareholders" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholder is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information set forth under the heading "Certain Transactions" in the Company's Proxy for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.



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

       21.1         Subsidiaries of the Registrant**

       27.1         Financial Data Schedule****

*Exhibits 3.1, 3.2, 3.3 and 3.4 were previous filed by the Company as exhibits 2.1, 2.2, 2.3 and 2.4 to a Registration Statement on Form S-18 (File No. 33-27456-A) on March 8, 1989, and such documents are incorporated herein by reference.

**Exhibits 3.5, 3.6 and 21.1 were previously filed by the Company as exhibits 3.5, 3.6 and 21.1 to the Annual Report on Form 10-KSB on March 30, 1995, and such documents are incorporated herein by reference.

***Exhibit 4.1 was previously filed by the Company as exhibit 3.1 to Amendment No. 1 to a Registration Statement on Form S-18 (File No. 33-27456-A) on April 3, 1989, and such document is incorporated herein by reference.

****Filed herewith.

(B)  REPORTS ON FORM 8-K.
     -------------------

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.


                                            PAB BANKSHARES, INC.


                                            By: /s/ R. Bradford Burnette
                                               ---------------------------------
                                                 R. Bradford Burnette, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.



SIGNATURE                               TITLE
---------                               -----


/s/ James L. Dewar                      Chairman of the Board of
---------------------------
James L. Dewar, Sr.                     Directors

/s/ R. Bradford Burnette                President and Director (Principal
---------------------------
R. Bradford Burnette                    Executive Officer)

                                        Director
___________________________
John H. Clark

/s/ Walter W. Carroll, II               Director
---------------------------
Walter W. Carroll, II

/s/ William S. Cowart                   Director
---------------------------
William S. Cowart

                                        Director
___________________________
James L. Dewar, Jr.

                                        Director
___________________________
Thompson Kurrie, Jr.

/s/ F. Ferrell Scruggs                  Director
---------------------------
F. Ferrell Scruggs

                                        Director
___________________________
D. Ramsay Simmons, Jr.

/s/ Joe P. Singletary, Jr.              Director
---------------------------
Joe P. Singletary, Jr.

/s/ C. Larry Wilkinson                  Director
---------------------------
C. Larry Wilkinson                      Vice President and Director
                                        (Principal Financial Officer)