Form 10QSB
period 1997-03-31
PAB BANKSHARES INC
filed 1997-05-15
CIK 705200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

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

The number of shares outstanding of the Issuer's class of common stock at March 31, 1997 was 2,817,645 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes       No   X
                                                              -----     -----

                              PAB BANKSHARES, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----





                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS - MARCH 31, 1997
             (UNAUDITED) AND DECEMBER 31, 1996  . . . . . . . . . . . . . . . 3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
             MONTH PERIODS ENDED MARCH 31, 1997 AND 1996  . . . . . . . . . . 4

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (UNAUDITED) - THREE MONTH PERIODS ENDED MARCH 31,
             1997 AND 1996  . . . . . . . . . . . . . . . . . . . . . . . . . 5

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
             THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996  . . . . . . . 6

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . 7


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . . 8


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 14
ITEM 2.     CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . 14
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . 14
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . 14
ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 14
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . 14

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 1997               1996
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                   $ 11,860,846          9,739,420
   Interest-bearing deposits in other banks                                                     3,688,212          3,907,836
   Federal funds sold and securities purchased under agreements to resell                       4,155,000         14,515,000
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           19,704,058         28,162,256
Time Deposits                                                                                     396,000            595,000
Investment Securities                                                                          55,833,087         56,783,089
Investment in Unconsolidated Subsidiary                                                           181,886            130,872
Loans, Net of Allowance for Loan Losses ($2,612,517 - 1997; $2,550,242 - 1996)
   and Unearned Interest                                                                      201,911,682        195,856,247
Bank Premises and Equipment                                                                     6,771,362          6,707,165
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    441,630            445,457
   Land held for future development                                                               366,790            366,790
   Property acquired in settlement of loans                                                        57,051            334,596
Accrued Interest Receivable                                                                     3,288,306          3,175,569
Cash Value of Life Insurance                                                                    1,977,731          1,957,298
Goodwill                                                                                        2,239,193          2,266,170
Other Assets                                                                                      941,351            524,372
                                                                                             ------------       ------------
   Total Assets                                                                              $294,110,127        297,304,881
                                                                                             ============       ============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                                   $  35,236,935         40,203,157
   NOW                                                                                         51,616,540         51,926,581
   Savings                                                                                     17,582,866         17,431,631
   Time, $100,000 and over                                                                     45,451,638         45,525,141
   Other time                                                                                  97,358,772         94,587,414
                                                                                             ------------       ------------
                                                                                              247,246,751        249,673,924

Notes Payable                                                                                   1,200,000          1,200,000
Advances from Federal Home Loan Bank                                                           15,505,249         17,096,499
Accrued Interest                                                                                  665,115            725,549
Advance Payments by Borrowers for Taxes and Insurance                                             207,612            159,505
Dividends Payable                                                                                 225,408            210,214
Income Taxes:
   Current                                                                                        471,789                -0-
Other Liabilities                                                                                 677,285          1,172,677
                                                                                             ------------       ------------
     Total Liabilities                                                                        266,199,209        270,238,368
                                                                                             ------------       ------------
Stockholders' Equity:
   Common stock, no par value, 4,000,000 shares authorized,
     2,899,801 shares (1996 - 2,892,639) issued and 2,817,645 shares
     (1996 - 2,802,849) outstanding                                                             1,263,745          1,263,745
   Additional paid in capital                                                                  15,759,908         15,609,717
   Retained earnings                                                                           12,039,436         11,246,210
   Unrealized gains (losses) on available-for-sale securities, net of
     applicable deferred income taxes                                                            (168,982)            21,388
                                                                                             ------------       ------------
                                                                                               28,894,107         28,141,060
   Treasury stock, at cost (82,156 shares; 1996 - 89,790)                                        (983,189)        (1,074,547)
                                                                                             ------------       ------------
                                                                                               27,910,918         27,066,513
                                                                                             ------------       ------------
     Total Liabilities and Stockholders' Equity                                              $294,110,127        297,304,881
                                                                                             ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                             1997                1996
                                                          ----------          ----------

Interest Income:
   Interest and fees on loans                              $4,822,889           4,192,695
   Interest on investment securities:
     Taxable                                                  880,484             950,291
     Tax exempt                                                29,437              50,413
   Interest on federal funds sold                              81,050              93,237
   Interest on deposits in banks                               44,749              26,364
                                                          -----------         -----------
     Total                                                  5,858,609           5,313,000
                                                          -----------         -----------
Interest Expense:
   Interest on deposits                                     2,504,829           2,536,542
   Interest on federal funds purchased                         14,116               9,291
   Interest on notes and mortgages                             22,250              53,288
   Interest on advances from Federal Home Loan Bank           250,107             121,465
                                                          -----------         -----------
     Total                                                  2,791,302           2,720,586
                                                          -----------         -----------
Net Interest Income                                         3,067,307           2,592,414

Provision for Loan Losses                                      97,000              76,250
                                                          -----------         -----------
Net Interest Income After Provision for Loan Losses         2,970,307           2,516,164
                                                          -----------         -----------
Other Income:
   Service charges on deposit accounts                        399,559             387,567
   Insurance commissions                                       22,378               6,421
   Equity in earnings of unconsolidated subsidiary             51,013              45,742
   Gain (Loss) on sale of loans                                 2,640               3,543
   Gain (Loss) on sale of assets                                  -0-               2,890
   Gain (Loss) on sale of other real estate                       869                 -0-
   Other income                                               166,690             110,513
   Securities gains (losses)                                     (307)             26,685
                                                          -----------         -----------
     Total                                                    642,842             583,361
                                                          -----------         -----------
Other Expenses:
   Compensation                                               950,415             853,917
   Other personnel expenses                                   233,785             182,393
   Occupancy expense of bank premises                         106,104             103,148
   Furniture and equipment expense                            147,389             183,975
   Federal deposit insurance                                   10,518              34,061
   Postage and courier services                                58,760              45,629
   Supplies                                                    82,803              58,353
   Amortization                                                26,977              26,977
   Other operating expenses                                   465,015             433,550
                                                          -----------         -----------
     Total                                                  2,081,766           1,922,003
                                                          -----------         -----------
Income Before Income Taxes                                  1,531,383           1,177,522

Income Taxes                                                  512,749             396,211
                                                          -----------         -----------
Net Income                                                $ 1,018,634             781,311
                                                          ===========         ===========
Earnings Per Share                                        $       .36                 .29
                                                          ===========         ===========
Weighted Average Shares                                     2,842,056           2,724,304
                                                          ===========         ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                            ------------------------------------------
                                                                               UNREALIZED GAINS (LOSSES) ON
                                                                                    AVAILABLE-FOR-SALE
                                                                                        SECURITIES,
                                                                                          NET OF
                                                          ADDITIONAL                    APPLICABLE
                                            COMMON          PAID IN       RETAINED       DEFERRED       TREASURY
                                            STOCK           CAPITAL       EARNINGS     INCOME TAXES       STOCK         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Balances, December 31, 1995              $  1,263,745     14,744,822      8,646,738        184,469      1,461,043     23,378,731
Issuance of 4,084 shares
  at $23.75 through dividend
  reinvestment plan                               -0-         97,007            -0-            -0-            -0-         97,007
Issuance of 932 shares at
  $25.00 through common
  stock purchase plan                             -0-         23,300            -0-            -0-            -0-         23,300
Issuance of 3,346 shares
  at $21.00 to Directors
  in lieu of fees                                 -0-         70,265            -0-            -0-            -0-         70,265
Net Income                                        -0-            -0-        781,311            -0-            -0-        781,311
Acquisition of 1,237
  shares of treasury stock                        -0-            -0-            -0-            -0-         30,925        (30,925)
Sale of 916 shares of
  treasury stock                                  -0-            977            -0-            -0-        (21,923)        22,900
Dividends                                         -0-            -0-       (163,684)           -0-            -0-       (163,684)
Change in unrealized
  gains and losses on
  available-for-sale
  securities, net of
  applicable deferred
  income taxes                                    -0-            -0-            -0-       (128,598)           -0-       (128,598)
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balances, March 31, 1996 (Unaudited)       $1,263,745     14,936,371      9,264,365         55,871      1,470,045     24,050,307
                                           ==========     ==========     ==========     ==========     ==========     ==========

Balances, December 31, 1996              $  1,263,745     15,609,717     11,246,210         21,388      1,074,547     27,066,513
Issuance of 6,517 shares
  at $20.31 average
  through dividend
  reinvestment plan                               -0-        132,342            -0-            -0-            -0-        132,342
Issuance of 645 shares at
  $21.375 through common
  stock purchase plan                             -0-         13,780            -0-            -0-            -0-         13,780
Issuance of 7,634 shares
  at $12.50 to Directors
  in lieu of fees                                 -0-          4,069            -0-            -0-        (91,358)        95,427
Net Income                                        -0-            -0-      1,018,634            -0-            -0-      1,018,634
Dividends                                         -0-            -0-       (225,408)           -0-            -0-       (225,408)
Change in unrealized
  gains and losses on
  available-for-sale
  securities, net of
  applicable deferred
  income taxes                                    -0-            -0-            -0-       (190,370)           -0-       (190,370)
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balances, March 31, 1997(Unaudited)        $1,263,745     15,759,908     12,039,436       (168,982)       983,189     27,910,918

                                           ==========     ==========     ==========     ==========     ==========     ==========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                    -----------------------------
                                                                                                       1997               1996
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net income                                                                                      $ 1,018,634            781,311
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      139,866            114,709
     Deferred income taxes                                                                              (7,177)            (5,982)
     Provision for loan losses                                                                          97,000             76,250
     Amortization of goodwill                                                                           26,977             26,977
     Amortization (accretion) of subsidiary acquisition adjustments                                    (41,143)           (77,517)
     (Gain) loss on sale of loans                                                                       (2,640)            (3,543)
     Securities (gains) losses                                                                             307            (26,685)
     (Gain)  loss on sale of assets                                                                        -0-             (2,890)
     (Gain) loss on sale of other real estate                                                             (869)               -0-
     Minority interests                                                                                    151                 93
     Equity in earnings of unconsolidated subsidiary                                                   (51,013)           (45,742)
     Dividend received from unconsolidated subsidiary                                                      -0-             60,000
     Increase in cash value of life insurance                                                          (20,433)           (12,102)
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                               (112,737)           (95,520)
     Increase (decrease) in accrued interest payable                                                   (60,434)            18,247
     (Increase) decrease in other assets                                                              (300,334)          (304,072)
     Increase (decrease) in income taxes payable                                                       471,789            379,108
     Increase (decrease) in other liabilities                                                         (400,116)          (241,170)
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                    757,828            641,472
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                               (200,236)          (713,430)
   Proceeds from sale of assets                                                                            -0-             46,164
   Principal payments on mortgage-backed securities                                                    111,730            207,107
   Purchase of available-for-sale securities                                                        (3,543,805)        (4,545,493)
   Proceeds from maturity of available-for-sale securities                                           3,927,183          3,865,659
   Proceeds from sale of available-for-sale securities                                                 194,700                -0-
   (Increase) decrease in time deposits                                                                199,000            210,400
   (Increase) decrease in loans                                                                     (5,870,190)        (8,937,814)
   (Increase) decrease in cash value of life insurance                                                     -0-            243,447
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                 (5,181,618)        (9,623,960)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Proceeds of additional stock issued                                                                  13,780             23,300
   Increase (decrease) in time deposits                                                              2,697,855          5,965,407
   Increase (decrease) in other deposits                                                            (5,125,028)        (1,330,692)
   Advances from Federal Home Loan Bank                                                              1,050,000          8,958,000
   Payments on long-term indebtedness                                                               (2,641,250)        (7,917,084)
   Dividends paid                                                                                      (77,872)           (52,142)
   Acquisition of treasury stock                                                                           -0-            (30,925)
   Proceeds from sale of treasury stock                                                                    -0-             22,900

   Decrease in federal funds purchased                                                                                        -0-
   Increase in advance payments by borrowers for taxes and insurance                                    48,107              2,091
                                                                                                   -----------        -----------

   Net cash provided (used) by financing activities                                                 (4,034,408)         5,640,855
                                                                                                   -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                (8,458,198)        (3,341,633)

Cash and Cash Equivalents at Beginning of Period                                                    28,162,256         18,924,870
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $19,704,058         15,583,237
                                                                                                   ===========        ===========
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 2,851,736          2,702,339
                                                                                                   ===========        ===========
   Income taxes                                                                                    $    31,174              7,895
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $   305,959            203,525
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees, stock issued through dividend
   reinvestment plan and stock issued to acquire First Federal Savings Bank                        $   227,769            167,272
                                                                                                   ===========        ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

           MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
---------------------
The Company, including the operations of its subsidiaries, reported consolidated net income of $1,018,634 for the three months ended March 31, 1997 compared to $781,311 for the three months ended March 31, 1996. Net interest income after provision for loan losses was $2,970,307 and $2,516,164 for the three months ended March 31, 1997 and 1996, respectively. The provision for loan losses was $97,000 and $76,250 for the three months ended March 31, 1997 and 1996, respectively. Noninterest income totalled $642,842 and $583,361 for the three months ended March 31, 1997 and 1996, respectively and noninterest expenses totalled $2,081,766 and $1,922,003 for the three months ended March 31, 1997 and 1996, respectively.

The following table summarizes the results of operations of the Company for the three month periods ended March 31, 1997 and 1996.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1997      1996
                                                       --------  --------
                                                         (IN THOUSANDS)
             Interest income                          $  5,858     5,313
             Interest expense                           (2,791)   (2,721)
                                                      --------  --------
             Net interest income                         3,067     2,592
             Provision for loan losses                     (97)      (76)
             Noninterest income                            643       583
             Noninterest expense                        (2,081)   (1,922)
                                                      --------  --------
             Income before taxes                         1,532     1,177
             Income taxes                                 (513)     (396)
                                                      --------  --------
             Net income                               $  1,019       781
                                                      ========  ========

Interest Income
---------------
Total interest income increased approximately $545,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

This increase was the effect of an increase in the average loan portfolio balance from approximately $176.0 million for the three months ended March 31, 1996 to approximately $202.0 million for the three months ended March 31, 1997. The average rate earned on the loan portfolio was unchanged at 9.5%. The effect of these changes increased the interest income earned on the loan portfolio from approximately $4,193,000 for the three months ended March 31, 1996 to approximately $4,823,000 for the three months ended March 31, 1997, an increase of $630,000.

Interest earned on taxable investment securities decreased from approximately $950,000 for the three months ended March 31, 1996 to approximately $880,000 for the three months ended March 31, 1997, a decrease of $70,000. This decrease was the net effect of a decrease in the average taxable investment portfolio balance from approximately $59.7 million for the three months ended March 31, 1996 to approximately $54.5 million for the three months ended March 31, 1997 and an increase in the rate earned on the taxable investment portfolio from 6.37% for the three months ended March 31, 1996 to 6.46% for the three months ended March 31, 1997.

Interest earned on nontaxable investment securities decreased from approximately $50,000 for the three months ended March 31, 1997 to approximately $29,000 for the three months ended March 31, 1996, a decrease of $21,000. This decrease was the combined effect of a decrease in the average non-taxable investment portfolio from approximately $3.0 million for the three months ended March 31, 1996 to approximately $2.3 million for the three months ended March 31, 1997 and a decrease in the rate earned on the non-taxable investment portfolio from 6.73% for the three months ended March 31, 1996 to 5.02% for the three months ended March 31, 1997.

As of March 31, 1997, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (27.7%), securities of U.S. Government Agencies and Corporations (62.9%), obligations of States, Counties and Municipalities (4.2%) and equity securities (5.2%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates. As further discussed under "Financial Condition", the portfolio reflects unrealized losses.

Interest earned on interest-bearing deposits in banks increased from approximately $26,000 for the three months ended March 31, 1996 to approximately $45,000 for the three months ended March 31, 1997, an increase of $19,000. This increase was the combined effect of an increase in the average interest-bearing deposits balance from approximately $2.9 million for the three months ended March 31, 1996 to approximately $4.8 million for the three months ended March 31, 1997 and an increase in the rate earned on the interest-bearing deposits from 3.69% for the three months ended March 31, 1996 to 3.70% for the three months ended March 31, 1997.

Interest earned on federal funds sold decreased from approximately $93,000 for the three months ended March 31, 1996 to approximately $81,000 for the three months ended March 31, 1997, a decrease of $12,000. This decrease was the effect of a decrease in the average federal funds sold balance from approximately $7.1 million for the three months ended March 31, 1996 to approximately $6.2 million for the three months ended March 31, 1997. The average rate earned on the federal funds sold was unchanged at 5.27%.

Interest Expense
----------------
Total interest expense increased approximately $70,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

This increase was the net effect of an increase in the average balance of interest-bearing deposits from approximately $200.2 million for the three months ended March 31, 1996 to approximately $209.2 million for the three months ended March 31, 1997 and a decrease in the average rate paid on interest-bearing deposits from 5.07% for the three months ended March 31, 1996 to 4.79% for the three months ended March 31, 1997. The effect of these changes decreased the interest expense on interest-bearing deposits from approximately $2,537,000 for the three months ended March 31, 1996 to approximately $2,505,000 for the three months ended March 31, 1997, a decrease of $32,000. The increase in interest-bearing deposits came from the local communities served by the Banks.

All other interest expense consisting principally of notes and mortgages payable, increased from approximately $184,000 for the three months ended March 31, 1996 to approximately $286,000 for the three months ended March 31, 1997, an increase of $102,000. This increase was the combined effect of an increase in the average balance of notes and mortgages payable from approximately $11.2 million for the three months ended March 31, 1996 to approximately $18.2 million for the three months ended March 31, 1997 and an increase in the average rate paid on notes and mortgages payable from 6.26% for the three months ended March 31, 1996 to 6.31% for the three months ended March 31, 1997. Other interest expense included interest on federal funds purchased of approximately $14,000 for the three months ended March 31, 1997 and $9,000 for the three months ended March 31, 1996. As of March 31, 1997, the notes and mortgages payable consisted of advances from the Federal Home Loan Bank in the amount of $15.5 million with fixed and variable interest rates ranging from 5.20% to 7.24% at March 31, 1997 with maturities through 2011 and notes payable to a correspondent bank in the amount of $1.2 million at prime less .50% subject to a ceiling of 9.50% until July 1, 1999, secured by the stock of First Federal Savings Bank of Bainbridge which was acquired effective January 1, 1995. Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. This loan was to partially fund the acquisition of First Federal Savings Bank of Bainbridge. Principal payments on the loan have been prepaid through 2000. The advances from the Federal Home Loan Bank were primarily to fund mortgage loans made.

Noninterest Income
------------------
The following table presents the principal components of noninterest income for the three month periods ended March 31, 1997 and 1996.

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1997      1996
                                                       --------  --------
                                                         (IN THOUSANDS)
             Service charges on deposit
               accounts                               $    400       387
             Insurance commissions                          22         6
             Gain (Loss) on sale of loans                    3         4
             Gain (Loss) on sale of assets                 -0-         3
             Securities gains (losses)                     -0-        27
             Equity in earnings of unconsolidated
               subsidiary                                   51        46
             Other income                                  167       110
                                                      --------  --------
               Total Noninterest Income               $    643       583
                                                      ========  ========

Noninterest income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 increased approximately $60,000.

Service charges on deposit accounts for the three months ended March 31, 1997 as compared to the three months ended March 31, 1995, increased approximately $13,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Federal Savings Bank of Bainbridge, increased $5,000. All other income increased approximately $42,000.

Noninterest Expenses
--------------------
The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 1997 and 1996.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1997      1996
                                                       --------  --------
                                                         (IN THOUSANDS)
             Compensation                             $    950       854
             Other personnel expenses                      234       182
             Occupancy expense of bank premises            106       103
             Furniture and equipment expense               147       184
             Federal deposit insurance                      10        34
             Postage and courier services                   59        46
             Supplies                                       83        58
             Amortization                                   27        27
             Other operating expenses                      465       434
                                                      --------  --------
               Total Noninterest Expenses             $  2,081     1,922
                                                      ========  ========

Noninterest expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, increased approximately $159,000 or 8.3%. Compensation and other personnel expenses increased approximately $148,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $11,000 or 1.2% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This increase was primarily the result of a larger volume of business.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended March 31, 1997 was $97,000 compared to $76,000 for the three months ended March 31, 1996. The balance of the allowance for loan losses was approximately $2,613,000 (1.3% of outstanding loans) at March 31, 1997 and approximately $2,360,000 (1.3% of outstanding loans) at March 31, 1996. Actual loan charge-offs net of recoveries were approximately $34,000 for the three months ended March 31, 1997 and approximately $10,000 for the three months ended March 31, 1996. Non-accrual loans were approximately $255,000 at March 31, 1997 as compared to $291,000 at December 31, 1996. Loans ninety days or more past due and still accruing amounted to approximately $396,000 at March 31, 1997 and $241,000 at December 31, 1996. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

Income Taxes
------------
The effective tax rate for the three months ended March 31, 1997 was 33.5% compared to 33.7% for the three months ended March 31, 1996.

Financial Condition
-------------------
The Company, including its subsidiaries, reported consolidated total assets of approximately $294.1 million at March 31, 1997 and approximately $297.3 million at December 31, 1996 representing a decrease of approximately $3.2 million reflecting higher than average deposits at December 31, 1996 due to certain governmental entity deposits which were withdrawn in the normal course of business after year end.

During the three months ended March 31, 1997, securities decreased $.7 million, federal funds sold decreased $10.4 million, operations generated $.8 million and interest bearing deposits decreased $.4 million which provided $12.3 million of funds which were used to fund increases in loans of $5.9 million, decrease deposits $2.4 million, decrease Federal Home Loan Bank advances $1.6 million, increase cash $2.1 million, pay dividends of $.1 million and fund capital expenditures of $.2 million.

A number of factors contribute to the charges in loans and deposits as discussed under "Results of Operations" and "Financial Condition". Such factors include the growth in the customer base due to business development efforts of the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the subsidiary banks. The changes in interest rates as previously discussed are reflective of interest rates in general, market conditions and competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the company.

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized losses for the available-for-sale category of approximately $(259,000) (($169,000) net of income tax effect). All securities were held in the available-for-sale category as of March 31, 1997. Pursuant to Financial Accounting Standards Board Statement No. 115 effective January 1, 1994, a valuation allowance has been provided for the available-for-sale category with a resulting charge or credit to stockholders' equity (net of income tax effect).

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at March 31, 1997, a comparison of the minimum required and actual capital ratios are as follows:


                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER

                                                                   PROMPT
                                                                 CORRECTIVE
                                               FOR CAPITAL         ACTION
                                ACTUAL      ADEQUACY PURPOSES    PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT   RATIO
                           ---------- ----- ----------  ----- ---------- -----
As of March 31, 1997
     Total Capital
        (to Risk Weighted
        Assets)               $28,293  13.78%   16,426   8.0%     20,532  10.0%
     Tier I Capital
        (to Risk Weighted
        Assets)                25,726  12.53%    8,213   4.0%     12,319   6.0%
     Tier I Capital
        (to Average Assets)    25,726   8.84%   11,641   4.0%     14,551   5.0%

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At March 31, 1997, the Company's cash and due from banks were approximately $10.8 million in excess of its reserve requirements of approximately $1.0 million, its short-term deposits with financial institutions were approximately $4.1 million and its federal funds sold were approximately $4.2 million. All of the above can be converted to cash
on short notice.    The sale of investments which had a market value of
approximately $55.8 million at March 31, 1997 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $18.5 million were pledged as of March 31, 1997.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $15.5 million at March 31, 1997, at fixed and variable rates ranging from 5.20% to 7.24%.

Through the Company's dividend reinvestment and common stock purchase plans, an additional 7,162 shares at an average of $20.40 per share was issued during the three months ended March 31, 1997.

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

                                   Date:  May 14, 1997