Form 10QSB
period 1997-06-30
PAB BANKSHARES INC
filed 1997-08-14
CIK 705200

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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

   The number of shares outstanding of the Issuer's class of common stock at June 30, 1997 was 2,825,963 shares of common stock.

   Transitional Small Business Disclosure Format (Check one): Yes     No   X
                                                                -----    -----

                               PAB BANKSHARES, INC.

                                    FORM 10-QSB

                                 TABLE OF CONTENTS
                                 -----------------

                                                                           PAGE
                                                                           ----
                          PART I - FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997
                   (UNAUDITED) AND DECEMBER 31, 1996   . . . . . . . . . . .  3

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
                   MONTH AND SIX MONTH PERIODS ENDED JUNE 30,
                   1997 AND 1996   . . . . . . . . . . . . . . . . . . . . .  4

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (UNAUDITED) - SIX MONTH PERIODS ENDED JUNE 30,
                   1997 AND 1996   . . . . . . . . . . . . . . . . . . . . .  5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
                   SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996  . . . . .  6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .  7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION   . . . . . . . . . . . . . . . . . . .  8


                            PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . .  15
   ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . .  15
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . .  15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . .  15
   ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  15
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  15

   SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 1997               1996
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                  $  13,949,061          9,739,420
   Interest-bearing deposits in other banks                                                       987,254          3,907,836
   Federal funds sold and securities purchased under agreements to resell                         140,000         14,515,000
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           15,076,315         28,162,256
Time Deposits                                                                                     297,000            595,000
Investment Securities                                                                          54,328,534         56,783,089
Investment in Unconsolidated Subsidiary                                                           131,015            130,872
Loans, Net of Allowance for Loan Losses ($2,636,987 - 1997; $2,550,242 - 1996)
   and Unearned Interest                                                                      215,568,219        195,856,247
Bank Premises and Equipment                                                                     7,168,088          6,707,165
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    448,474            445,457
   Land held for future development                                                               366,790            366,790
   Property acquired in settlement of loans                                                        75,575            334,596
Accrued Interest Receivable                                                                     3,446,796          3,175,569
Cash Value of Life Insurance                                                                    2,001,455          1,957,298
Goodwill                                                                                        2,212,219          2,266,170
Other Assets                                                                                      950,118            524,372
                                                                                             ------------       ------------
   Total Assets                                                                              $302,070,598        297,304,881
                                                                                             ============       ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Deposits:
   Demand                                                                                   $  33,951,751         40,203,157
   NOW                                                                                         50,325,881         51,926,581
   Savings                                                                                     18,276,196         17,431,631
   Time, $100,000 and over                                                                     44,864,531         45,525,141
   Other time                                                                                  99,054,085         94,587,414
                                                                                             ------------       ------------
                                                                                              246,472,444        249,673,924

Federal Funds Purchased                                                                         3,240,000                -0-
Notes Payable                                                                                   1,200,000          1,200,000
Advances from Federal Home Loan Bank                                                           20,077,333         17,096,499
Accrued Interest                                                                                  682,691            725,549
Advance Payments by Borrowers for Taxes and Insurance                                             233,460            159,505
Dividends Payable                                                                                 240,207            210,214
Income Taxes:
   Current                                                                                         28,821                -0-
Other Liabilities                                                                                 869,806          1,172,677
                                                                                             ------------       ------------
     Total Liabilities                                                                        273,044,762        270,238,368
                                                                                             ------------       ------------

Stockholders' Equity:
   Common stock, no par value, 15,000,000 shares authorized,
     2,908,119 shares (1996 - 2,892,639) issued and 2,825,963 shares
     (1996 - 2,802,849) outstanding                                                             1,263,745          1,263,745
   Preferred stock, no par value, 1,500,000 shares authorized,
     no shares issued or outstanding                                                                  -0-                -0-
   Additional paid in capital                                                                  15,934,580         15,609,717
   Retained earnings                                                                           12,938,129         11,246,210
   Unrealized gains (losses) on available-for-sale securities, net of
     applicable deferred income taxes                                                            (127,429)            21,388
                                                                                             ------------       ------------
                                                                                               30,009,025         28,141,060
   Treasury stock, at cost (82,156 shares; 1996 - 89,790)                                        (983,189)        (1,074,547)
                                                                                             ------------       ------------
                                                                                               29,025,836         27,066,513
                                                                                             ------------       ------------

     Total Liabilities and Stockholders' Equity                                              $302,070,598        297,304,881
                                                                                             ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                         --------------------------------        -------------------------------
                                                             1997                1996                1997                1996
                                                         ------------        ------------        ------------        ------------
Interest Income:
   Interest and fees on loans                              $5,099,680           4,482,784           9,922,569           8,675,479
   Interest on investment securities:
     Taxable                                                  835,566             911,121           1,716,050           1,861,412
     Tax exempt                                                31,816              36,087              61,253              86,500
   Interest on federal funds sold                              75,083              42,415             156,133             135,652
   Interest on deposits in banks                               45,664              21,317              90,413              47,681
                                                          -----------         -----------         -----------         -----------
     Total                                                  6,087,809           5,493,724          11,946,418          10,806,724
                                                          -----------         -----------         -----------         -----------
Interest Expense:
   Interest on deposits                                     2,568,062           2,494,701           5,072,891           5,031,243
   Interest on federal funds purchased                          5,377               4,992              19,493              14,283
   Interest on notes and mortgages                             22,792              44,765              45,042              98,053
   Interest on advances from Federal Home Loan Bank           269,853             151,398             519,960             272,863
                                                          -----------         -----------         -----------         -----------
     Total                                                  2,866,084           2,695,856           5,657,386           5,416,442
                                                          -----------         -----------         -----------         -----------
Net Interest Income                                         3,221,725           2,797,868           6,289,032           5,390,282

Provision for Loan Losses                                      97,000              76,250             194,000             152,500
                                                          -----------         -----------         -----------         -----------
Net Interest Income After Provision for Loan Losses         3,124,725           2,721,618           6,095,032           5,237,782
                                                          -----------         -----------         -----------         -----------
Other Income:
   Service charges on deposit accounts                        497,731             420,069             897,290             807,636
   Insurance commissions                                       21,062              20,615              43,440              27,036
   Equity in earnings of unconsolidated subsidiary            109,129              37,856             160,142              83,598
   Gain (Loss) on sale of loans                                15,662                 840              18,302               4,383
   Gain (Loss) on sale of assets                                  -0-                 -0-                 -0-               2,890
   Gain on sale of real estate owned                              -0-                 -0-                 869                 -0-
   Other income                                               135,076             117,586             301,766             228,099
   Securities gains (losses)                                  (22,758)             (4,318)            (23,065)             22,367
                                                          -----------         -----------         -----------         -----------
     Total                                                    755,902             592,648           1,398,744           1,176,009
                                                          -----------         -----------         -----------         -----------
Other Expenses:
   Compensation                                               947,504             851,940           1,897,919           1,705,857
   Other personnel expenses                                   242,359             192,626             476,144             375,019
   Occupancy expense of bank premises                         108,537              99,798             214,641             202,946
   Furniture and equipment expense                            198,120             189,125             345,509             373,100
   Federal deposit insurance                                   11,996              34,905              22,514              68,966
   Postage and courier services                                64,045              49,335             122,805              94,964
   Supplies                                                    89,317              67,732             172,120             126,085
   Amortization                                                26,975              26,975              53,952              53,952
   Other operating expenses                                   475,931             402,629             940,946             836,179
                                                          -----------         -----------         -----------         -----------
     Total                                                  2,164,784           1,915,065           4,246,550           3,837,068
                                                          -----------         -----------         -----------         -----------
Income Before Income Taxes                                  1,715,843           1,399,201           3,247,226           2,576,723

Income Taxes                                                  576,939             469,566           1,089,688             865,777
                                                          -----------         -----------         -----------         -----------
Net Income                                                $ 1,138,904             929,635           2,157,538           1,710,946
                                                          ===========         ===========         ===========         ===========
Earnings Per Share                                        $       .40                 .34                 .76                 .63
                                                          ===========         ===========         ===========         ===========
Weighted Average Shares                                     2,847,260           2,734,221           2,855,171           2,733,084
                                                          ===========         ===========         ===========         ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                          -----------------------------------------------
                                                                               UNREALIZED GAINS (LOSSES) ON
                                                                                    AVAILABLE-FOR-SALE
                                                                                        SECURITIES,
                                                                                          NET OF
                                                          ADDITIONAL                    APPLICABLE
                                            COMMON          PAID IN       RETAINED       DEFERRED       TREASURY
                                            STOCK           CAPITAL       EARNINGS     INCOME TAXES       STOCK         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------

Balances, December 31, 1995              $  1,263,745     14,744,822      8,646,738        184,469      1,461,043     23,378,731

Issuance of 16,866 shares
  at $12.12 average through
  dividend reinvestment plan                      -0-        204,437            -0-            -0-            -0-        204,437
Issuance of 8,622 shares at
  $12.89 average through
  common stock purchase plan                      -0-        111,150            -0-            -0-            -0-        111,150
Issuance of 6,692 shares
  at $10.50 to Directors
  in lieu of fees                                 -0-         70,265            -0-            -0-            -0-         70,265
Net Income                                        -0-            -0-      1,710,946            -0-            -0-      1,710,946
Acquisition of 2,474
  shares of treasury stock                        -0-            -0-            -0-            -0-         30,925        (30,925)
Sale of 20,500 shares of
  treasury stock                                  -0-         38,323            -0-            -0-       (245,330)       283,653
Dividends                                         -0-            -0-       (343,204)           -0-            -0-       (343,204)
Change in unrealized
  gains and losses on
  available-for-sale
  securities, net of
  applicable deferred
  income taxes                                    -0-            -0-            -0-       (527,644)           -0-       (527,644)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, June 30, 1996 (Unaudited)       $ 1,263,745     15,168,997     10,014,480       (343,175)     1,246,638     24,857,409
                                          ===========    ===========    ===========    ===========    ===========    ===========

Balances, December 31, 1996              $  1,263,745     15,609,717     11,246,210         21,388      1,074,547     27,066,513

Issuance of 13,075 shares
  at $20.65 average through
  dividend reinvestment plan                      -0-        270,062            -0-            -0-            -0-        270,062
Issuance of 2,405 shares at
  $21.09 average through
  common stock purchase plan                      -0-         50,732            -0-            -0-            -0-         50,732
Issuance of 7,634 shares
  at $12.50 to Directors
  in lieu of fees                                 -0-          4,069            -0-            -0-        (91,358)        95,427
Net Income                                        -0-            -0-      2,157,538            -0-            -0-      2,157,538
Dividends                                         -0-            -0-       (465,619)           -0-            -0-       (465,619)
Change in unrealized
  gains and losses on
  available-for-sale
  securities, net of
  applicable deferred
  income taxes                                    -0-            -0-            -0-       (148,817)           -0-       (148,817)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, June 30, 1997 (Unaudited)       $ 1,263,745     15,934,580     12,938,129       (127,429)       983,189     29,025,836
                                          ===========    ===========    ===========    ===========    ===========    ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                    -----------------------------
                                                                                                       1997               1996
                                                                                                    ----------         ----------

Cash Flows From Operating Activities:
   Net income                                                                                      $ 2,157,538          1,710,946
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      298,633            236,437
     Deferred income taxes                                                                             (15,968)           (11,964)
     Provision for loan losses                                                                         194,000            152,500
     Amortization of goodwill                                                                           53,952             53,952
     Amortization (accretion) of subsidiary acquisition adjustments                                    (70,269)          (101,075)
     (Gain) loss on sale of loans                                                                      (18,302)            (4,383)
     Securities (gains) losses                                                                          23,065            (22,367)
     (Gain) loss on sale of assets                                                                         -0-             (2,890)
     (Gain) Loss on sale of real estate owned                                                             (869)               -0-
     Minority interests                                                                                    337                208
     Equity in earnings of unconsolidated subsidiary                                                  (160,142)           (83,598)
     Dividend received from unconsolidated subsidiary                                                  160,000             60,000
     Increase in cash value of life insurance                                                          (44,157)           (29,073)
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                               (271,227)          (295,474)
     Increase (decrease) in accrued interest payable                                                   (42,858)           (99,803)
     (Increase) decrease in other assets                                                              (331,642)          (321,050)
     Increase (decrease) in income taxes payable                                                        28,821             70,449
     Increase (decrease) in other liabilities                                                         (207,781)           (83,969)
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                  1,753,131          1,228,846
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                               (762,573)          (840,300)
   Proceeds from sale of assets                                                                            -0-             68,901
   Principal payments on mortgage-backed securities                                                    261,832            731,784
   Purchase of available-for-sale securities                                                        (8,975,780)        (8,902,459)
   Proceeds from maturities of available-for-sale securities                                         6,331,357         10,080,971
   Proceeds from sales of available-for-sale securities                                              4,655,013                -0-
   (Increase) decrease in interest-bearing deposits in banks                                           298,000            409,400
   (Increase) decrease in loans                                                                    (19,625,398)       (22,972,355)
   (Increase) decrease in cash value of life insurance                                                     -0-           (346,232)
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                (17,817,549        (21,770,290)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Proceeds of additional stock issue                                                                   50,732            111,150
   Increase (decrease) in time deposits                                                              3,806,061            816,115
   Increase (decrease) in other deposits                                                            (7,007,541)          (857,981)
   Advances from Federal Home Loan Bank                                                              6,250,000         34,573,000
   Payments on long-term indebtedness                                                               (3,269,166)       (20,364,407)
   Dividends paid                                                                                     (165,564)          (108,385)
   Acquisition of treasury stock                                                                           -0-            (30,925)
   Proceeds from sale of treasury stock                                                                    -0-            283,653
   Increase in federal funds purchased                                                               3,240,000                -0-
   Increase in advance payments by borrowers for taxes and insurance                                    73,955             30,912
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                  2,978,477         14,453,132
                                                                                                   -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                               (13,085,941)        (6,088,312)

Cash and Cash Equivalents at Beginning of Period                                                    28,162,256         18,924,870
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $15,076,315         12,836,558
                                                                                                   ===========        ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 5,700,244          5,516,245
                                                                                                   ===========        ===========
   Income taxes                                                                                    $ 1,140,826            792,095
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $   239,196            836,029
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees and stock issued through dividend
   reinvestment plan                                                                               $   365,489            274,702
                                                                                                   ===========        ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

           MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
---------------------
The Company, including the operations of its subsidiaries, reported consolidated net income of $2,157,538 for the six months ended June 30, 1997 compared to $1,710,946 for the six months ended June 30, 1996. Net interest income after provision for loan losses was $6,095,032 and $5,237,782 for the six months ended June 30, 1997 and 1996, respectively. The provision for loan losses was $194,000 and $152,500 for the six months ended June 30, 1997 and 1996, respectively. Noninterest income totalled $1,398,744 and $1,176,009 for the six months ended June 30, 1997 and 1996, respectively and noninterest expenses totalled $4,246,550 and $3,837,068 for the six months ended June 30, 1997 and 1996, respectively.

The following table summarizes the results of operations of the Company for the three month and six month periods ended June 30, 1997 and 1996.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Interest income              $  6,088      5,494     11,946     10,807
     Interest expense               (2,866)    (2,695)    (5,657)    (5,416)
                                  --------   --------   --------   --------
     Net interest income             3,222      2,799      6,289      5,391
     Provision for loan losses         (97)       (77)      (194)      (153)
     Noninterest income                756        593      1,399      1,176
     Noninterest expense            (2,165)    (1,915)    (4,247)    (3,837)
                                  --------   --------   --------   --------
     Income before taxes             1,716      1,400      3,247      2,577
     Income taxes                     (577)      (470)    (1,089)      (866)
                                  --------   --------   --------   --------
     Net income                   $  1,139        930      2,158      1,711
                                  ========   ========   ========   ========

Interest Income
---------------
Total interest income increased approximately $1,139,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average loan portfolio balance from approximately $182.2 million for the six months ended June 30, 1996 to approximately $206.2 million for the six months ended June 30, 1997 and an increase in the average rate earned on the loan portfolio from 9.53% for the six months ended June 30, 1996 to 9.62% for the six months ended June 30, 1997. The effect of these two changes increased the interest income earned on the loan portfolio from approximately $8,675,000 for the six months ended June 30, 1996 to approximately $9,923,000 for the six months ended June 30, 1997, an increase of $1,248,000. Interest income on the loan portfolio increased from approximately $4,483,000 for the quarter ended June 30, 1996 to approximately $5,100,000 for the quarter ended June 30, 1997, an increase of $617,000.

Interest earned on taxable investment securities decreased from approximately $1,861,000 for the six months ended June 30, 1996 to approximately $1,716,000 for the six months ended June 30, 1997, a decrease of $145,000. This decrease was the net effect of a decrease in the average taxable investment portfolio balance from approximately $58.9 million for the six months ended June 30, 1996 to approximately $53.6 million for the six months ended June 30, 1997 and an increase in the rate earned on the taxable investment portfolio from 6.32% for the six months ended June 30, 1996 to 6.40% for the six months ended June 30, 1997. Interest income on the taxable investment portfolio decreased from approximately $911,000 for the quarter ended June 30, 1996 to approximately $836,000 for the quarter ended June 30, 1997, a decrease of $75,000.

Interest earned on nontaxable investment securities decreased from approximately $87,000 for the six months ended June 30, 1996 to approximately $61,000 for the six months ended June 30, 1997, a decrease of $26,000. This decrease was the combined effect of a decrease in the average non-taxable investment securities portfolio balance from approximately $3.1 million for the six months ended June 30, 1996 to approximately $2.4 million for the six months ended June 30, 1997 and a decrease in the rate earned on the non-taxable investment portfolio from 5.66% for the six months ended June 30, 1996 to 5.15% for the six months ended June 30, 1997. Interest income on the non-taxable investment securities decreased from approximately $36,000 for the quarter ended June 30, 1996 to approximately $32,000 for the quarter ended June 30, 1997, a decrease of $4,000.

As of June 30, 1997, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (19.8%), securities of U.S. Government Agencies and Corporations (68.7%), obligations of States, Counties and Municipalities (5.3%) and equity securities (6.2%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates. As further discussed under "Financial Condition", the portfolio reflects unrealized losses.

Interest earned on interest-bearing deposits in banks increased from approximately $48,000 for the six months ended June 30, 1996 to approximately $90,000 for the six months ended June 30, 1997, an increase of $42,000. This increase was the combined effect of an increase in the average interest-bearing deposits balance from approximately $2.7 million for the six months ended June 30, 1996 to approximately $3.6 million for the six months ended June 30, 1997 and an increase in the rate earned on the interest-bearing deposits from 3.53% for the six months ended June 30, 1996 to 4.99% for the six months ended June 30, 1997. Interest income on the interest-bearing deposits increased from approximately $21,000 for the quarter ended June 30, 1996 to approximately $46,000 for the quarter ended June 30, 1997, an increase of $25,000.

Interest earned on federal funds sold increased from approximately $136,000 for the six months ended June 30, 1996 to approximately $156,000 for the six months ended June 30, 1997, an increase of $20,000. This increase was the combined effect of an increase in the average federal funds sold balance from approximately $5.3 million for the six months ended June 30, 1996 to approximately $5.9 million for the six months ended June 30, 1997 and an increase in the rate earned on the federal funds sold from 5.13% for the six months ended June 30, 1996 to 5.28% for the six months ended June 30, 1997. Interest income on federal funds sold increased from approximately $42,000 for the quarter ended June 30, 1996 to approximately $75,000 for the quarter ended June 30, 1997, an increase of $33,000.

Interest Expense
----------------
Total interest expense increased approximately $241,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This increase is attributed to the factors explained in the following paragraphs.

This increase was the net effect of an increase in the average balance of interest-bearing deposits from approximately $199.8 million for the six months ended June 30, 1996 to approximately $209.8 million for the six months ended June 30, 1997 and a decrease in the average rate paid on interest-bearing deposits from 5.04% for the six months ended June 30, 1996 to 4.83% for the six months ended June 30, 1997. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $5,031,000 for the six months ended June 30, 1996 to approximately $5,073,000 for the six months ended June 30, 1997, an increase of $42,000. Interest expense on interest-bearing deposits increased from approximately $2,495,000 for the quarter ended June 30, 1996 to approximately $2,568,000 for the quarter ended June 30, 1997, an increase of $73,000. The increase in interest-bearing deposits came from the local communities served by the Banks.

All other interest expense consisting principally of notes and mortgages payable, increased from approximately $385,000 for the six months ended June 30, 1996 to approximately $584,000 for the six months ended June 30, 1997, an increase of $199,000. This increase was the combined effect of an increase in the average balance of advances from the Federal Home Loan Bank from approximately $13.2 million for the six months ended June 30, 1996 to approximately $16.9 million for the six months ended June 30, 1997 and an increase in the average rate paid on the advances from 5.60% for the six months
ended June 30, 1996 to 6.16% for the six months ended June 30, 1997.   Interest
of approximately $19,000 was paid on federal funds purchased during the six months ended June 30, 1997 and approximately $14,000 during the six months ended June 30, 1996. Additionally, the Company had notes payable outstanding to a correspondent bank in the amount of $1.2 million at June 30, 1997 (average balance of $1.2 million). The advances from the Federal Home Loan Bank in the amount of $20.1 million carry a combination of fixed and variable interest rates ranging from 5.20% to 7.24% at June 30, 1997 with maturities through 2010. The note payable to a correspondent bank in the amount of $1.2 million is at prime less .50% subject to a ceiling of 9.50% until July 1, 1999, secured by the stock of First Community Bank of Southwest Georgia which was acquired effective January 1, 1995. Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. The note is in a prepaid status at June 30, 1997. The Company had federal funds purchased outstanding at June 30, 1997 of $3.2 million. The correspondent bank loan was to partially fund the acquisition of First Community Bank of Southwest Georgia. The advances from the Federal Home Loan Bank were primarily to fund mortgage loans made. The federal funds purchased were for short term liquidity purposes.

Noninterest Income

The following table presents the principal components of noninterest income for the three month and six month periods ended June 30, 1997 and 1996.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Service charges on deposit
       accounts                   $    498        421        897        808
     Insurance commissions              21         21         44         27
     Gain (Loss) on sale of loans       16        -0-         18          4
     Securities gains (losses)         (23)        (5)       (23)        22
     Gain (loss) on sale of assets     -0-        -0-        -0-          3
     Gain on sale of real estate owned -0-        -0-          1        -0-
     Equity in earnings
        of unconsolidated subsidiary   109         38        160         84
     Other income                      135        118        302        228
                                  --------   --------   --------   --------
       Total Noninterest Income   $    756        593      1,399      1,176
                                  ========   ========   ========   ========

Noninterest income for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 increased approximately $223,000.

Service charges on deposit accounts for the six months ended June 30, 1997 as compared to six months ended June 30, 1996, increased approximately $89,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is 50% owned by First Community Bank of Southwest Georgia, which was acquired by the Company effective January 1, 1995 increased $76,000. During the six months ended June 30, 1997, the Company realized losses on the sale of securities from the available-for-sale portfolio of approximately $(23,000) and gains of approximately $22,000 during the six months ended June 30, 1996. All other income increased approximately $106,000.

Noninterest Expenses
--------------------
The following table presents the principal components of noninterest expenses for the three month and six month periods ended June 30, 1997 and 1996.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Compensation                 $    948        852      1,898      1,706
     Other personnel expenses          242        193        476        375
     Occupancy expense of bank
       premises                        109        100        215        203
     Furniture and equipment expense   198        189        345        373
     Federal deposit insurance          12         35         23         69
     Postage and courier services       64         49        123         95
     Supplies                           89         68        172        126
     Amortization                       27         27         54         54
     Other operating expenses          476        402        941        836
                                  --------   --------   --------   --------
       Total Noninterest Expenses $  2,165      1,915      4,247      3,837
                                  ========   ========   ========   ========

Noninterest expenses for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, increased approximately $410,000 or 10.7%. Compensation and other personnel expenses increased approximately $293,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $117,000 or 6.7% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. This increase was primarily the result of a larger volume of business.

Provision for Loan Losses
-------------------------

The provision for loan losses for the six months ended June 30, 1997 was $194,000 compared to $153,000 for the six months ended June 30, 1996. The balance of the allowance for loan losses was approximately $2,637,000 (1.2% of outstanding loans) at June 30, 1997 and approximately $2,434,000 (1.3% of outstanding loans) at June 30, 1996. Actual loan charge-offs net of recoveries were approximately $107,000 of net charge-offs for the six months ended June 30, 1997 and approximately $13,000 of net charge-offs for the six months ended June 30, 1996. Non-accrual loans were approximately $154,000 at June 30, 1997 as compared to $291,000 at December 31, 1996. Loans ninety days or more past due and still accruing amounted to approximately $190,000 at June 30, 1997 and $241,000 at December 31, 1996. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy and other relevant factors.

Income Taxes
------------

The effective tax rate for the six months ended June 30, 1997 was 33.6% compared to 33.6% for the six months ended June 30, 1996.

Financial Condition
-------------------

The Company, including its subsidiaries, reported consolidated total assets of approximately $302.1 million at June 30, 1997 and approximately $297.3 million at December 31, 1996 representing an increase of approximately $4.8 million.

During the six months ended June 30, 1997, Federal Funds sold decreased $14.4 million, federal funds purchased increased $3.2 million, advances from the Federal Home Loan Bank increased $3.0 million, operations generated $1.8 million, interest bearing deposits decreased $3.2 million and investment securities decreased $2.5 million which provided $28.1 million of funds which were used to fund increases in loans of $19.6 million, pay dividends of approximately $.2 million, decrease deposits $3.2 million, increase capital expenditures by $.8 million and increase cash and due from banks $4.3 million.

A number of factors contribute to the changes in loans and deposits as discussed under "Results of Operations" and "Financial Condition". Such factors include the growth in the customer base due to business development efforts of the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the subsidiary banks. The changes in interest rates as previously discussed are reflective of interest rates in general, market conditions and competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the company.

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized losses for the available-for-sale category of approximately $193,000 ($127,000 net of income tax effect). All securities were held in the available-for-sale category as of June 30, 1997. Pursuant to Financial Accounting Standards Board Statement No. 115 effective January 1, 1994, a valuation allowance has been provided for the available-for-sale category with a resulting charge to stockholders' equity (net of income tax effect).

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At June 30, 1997, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                FOR CAPITAL   CAPITALIZED UNDER
                                                 ADEQUACY     PROMPT CORRECTIVE
                                 ACTUAL          PURPOSES     ACTION PROVISIONS
                             ---------------  --------------  -----------------
                             AMOUNT    RATIO  AMOUNT   RATIO   AMOUNT    RATIO
                             ------    -----  ------   -----   ------    -----
                                          (Dollars in thousands)
As of June 30, 1997
  Total Capital
    (to Risk Weighted
      Assets)                $30,558  13.91%  17,575    8.0%   21,968    10.0%
  Tier 1 Capital
    (to Risk Weighted
      Assets)                 27,921  12.71%   8,787    4.0%   13,181     6.0%
  Tier 1 Capital
    (to Average Assets)       27,921   9.50%  11,756    4.0%   14,695     5.0%

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At June 30, 1997, the Company's cash and due from banks were approximately $12.7 million in excess of its reserve requirements of approximately $1.2 million, its short-term deposits with financial institutions were approximately $1.3 million and its federal funds sold were approximately $.1
million.  All of the above can be converted to cash on short notice.    The sale
of investments which had a market value of approximately $54.3 million at June
30, 1997 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law.  Securities with a market value of approximately $22.6 million were pledged as of June 30, 1997.

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

The Banks also have the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $20.1 million at June 30, 1997, at fixed and variable rates ranging from 5.20% to 7.24%.

Through the Company's dividend reinvestment and common stock purchase plans, an additional 15,480 shares at an average of $20.72 per share was issued during the six months ended June 30, 1997.



                           PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

                 None.

ITEM 2.     CHANGES IN SECURITIES.

                 The restated Articles of Incorporation referred to under Item
                 6 below, increased the total number of shares of all classes of capital stock which the corporation shall have authority to issue to 16,500,000 consisting of 15,000,000 shares of common stock and 1,500,000 shares of preferred stock. Although no preferred stock has been issued, the Board of Directors of the Company is vested with authority to issue shares of preferred stock, in one or more series, and to establish from time to time the number of shares to be included in each such series and to fix the designations, powers, preferences and rights of each such series, and the qualifications, limitations or restrictions thereof.

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

                 None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits.

                      Exhibit No.
                      -----------
                       27.1  Financial Data Schedule

                 (b)  Reports on Form 8-K filed in the second quarter of 1997:

                      Form 8-K dated May 8, 1997:

                       Item 5.  The Company converted the Federal Savings Bank
                       Charter of First Federal Savings Bank of Bainbridge to a
                       State chartered commercial bank to be known as First
                       Community Bank of Southwest Georgia, following receipt of regulatory approval for such charter conversion from the Georgia Department of Banking and Finance, Federal
                       Reserve Bank of Atlanta and The Office Thrift
                       Supervision.

                      Form 8-K dated June 5, 1997:

                       Item 5.  Pursuant to the affirmative vote of
                       shareholders at the Company's 1997 Annual Meeting, the Company filed effective June 6, 1997 its restated
                       Articles of Incorporation under applicable Georgia Law.



                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PAB BANKSHARES, INC.



                      By:/s/ R. Bradford Burnette
                         ----------------------------------------
                         R. Bradford Burnette
                         (President and Chief Executive Officer)


                      By:/s/ C. Larry Wilkinson
                         ----------------------------------------
                         C. Larry Wilkinson
                         (Executive Vice President,
                         Principal Financial Officer, and
                         Principal Accounting Officer)

                      Date:August 13, 1997
