Form 10QSB
period 1997-09-30
PAB BANKSHARES INC
filed 1997-11-14
CIK 705200

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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

   The number of shares outstanding of the Issuer's class of common stock at September 30, 1997 was 2,825,963 shares of common stock.

   Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                                 -----   -----

                               PAB BANKSHARES, INC.

                                    FORM 10-QSB

                                 TABLE OF CONTENTS
                                 -----------------

                                                                           PAGE
                                                                           ----

                          PART I - FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1997
                   (UNAUDITED) AND DECEMBER 31, 1996   . . . . . . . . . . .  3

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
                   MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30,
                   1997 AND 1996   . . . . . . . . . . . . . . . . . . . . .  4

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (UNAUDITED) - NINE MONTH PERIODS ENDED SEPTEMBER 30,
                   1997 AND 1996   . . . . . . . . . . . . . . . . . . . . .  5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
                   NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996  . .  7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .  8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                   PLAN OF OPERATION   . . . . . . . . . . . . . . . . . . .  9


                            PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . .  17
   ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . .  17
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . .  17
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . .  17
   ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  17
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  17

   SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 1997               1996
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                   $ 13,183,108          9,739,420
   Interest-bearing deposits in other banks                                                     1,941,732          3,907,836
   Federal funds sold and securities purchased under
     agreement to resell                                                                        3,940,000         14,515,000
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           19,064,840         28,162,256
Time Deposits                                                                                     297,000            595,000
Investment Securities (Fair value of $53,232,990 in 1997 and $56,783,089 in 1996)              53,232,990         56,783,089
Investment in Unconsolidated Subsidiary                                                            97,521            130,872
Loans, Net of Allowance for Loan Losses ($2,782,282 - 1997; $2,550,242 - 1996)
   and Unearned Interest                                                                      218,105,694        195,856,247
Bank Premises and Equipment                                                                     7,171,257          6,707,165
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    444,062            445,457
   Land held for future development                                                               366,790            366,790
   Property acquired in settlement of loans                                                        24,422            334,596
Accrued Interest Receivable                                                                     3,757,504          3,175,569
Cash Value of Life Insurance                                                                    2,355,309          1,957,298
Goodwill                                                                                        2,185,242          2,266,170
Other Assets                                                                                      882,265            524,372
                                                                                             ------------       ------------
   Total Assets                                                                              $307,984,896        297,304,881
                                                                                             ============       ============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Deposits:
   Demand                                                                                    $ 35,552,859         40,203,157
   NOW                                                                                         52,618,287         51,926,581
   Savings                                                                                     17,515,401         17,431,631
   Time, $100,000 and over                                                                     44,759,025         45,525,141
   Other time                                                                                 100,364,624         94,587,414
                                                                                             ------------       ------------
                                                                                              250,810,196        249,673,924

Notes Payable                                                                                     700,000          1,200,000
Advances from Federal Home Loan Bank                                                           24,126,083         17,096,499
Accrued Interest Payable                                                                          719,902            725,549
Advance Payments by Borrowers for Taxes and Insurance                                             280,407            159,505
Dividends Payable                                                                                 210,777            210,214
Other Liabilities                                                                               1,259,323          1,172,677
                                                                                             ------------       ------------

     Total Liabilities                                                                        278,106,688        270,238,368
                                                                                             ------------       ------------

Stockholders' Equity:
   Common stock, no par value, 15,000,000 shares authorized,
     2,908,119 shares (1996 - 2,892,639) issued and 2,825,963
     shares (1996 - 2,802,849) outstanding                                                      1,263,745          1,263,745
   Preferred stock, no par value, 1,500,000 shares authorized,
     no shares issued or outstanding                                                                  -0-                -0-
   Additional paid in capital                                                                  15,934,580         15,609,717
   Retained earnings                                                                           13,659,798         11,246,210
   Unrealized gains (losses) on available-for-sale securities, net of applicable
     deferred income taxes                                                                          3,274             21,388
                                                                                             ------------       ------------
                                                                                               30,861,397         28,141,060
   Treasury stock, at cost (82,156 shares; 1996 - 89,790)                                        (983,189)        (1,074,547)
                                                                                             ------------       ------------
                                                                                               29,878,208         27,066,513
                                                                                             ------------       ------------
     Total Liabilities and Stockholders' Equity                                              $307,984,896        297,304,881
                                                                                             ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------        -------------------------------
                                                             1997                1996                1997                1996
                                                         ------------        ------------        ------------        ------------
Interest Income:
   Interest and fees on loans                            $  5,388,064           4,666,689          15,310,633          13,342,168
   Interest on investment securities:
     Taxable                                                  821,939             905,666           2,537,989           2,767,078
     Tax exempt                                                34,568              33,552              95,821             120,052
   Interest on federal funds sold                              63,669              35,436             219,802             171,088
   Interest on deposits in banks                               53,439              40,584             143,852              88,265
                                                          -----------         -----------         -----------         -----------
     Total                                                  6,361,679           5,681,927          18,308,097          16,488,651
                                                          -----------         -----------         -----------         -----------
Interest Expense:
   Interest on deposits                                     2,648,381           2,461,458           7,721,272           7,492,701
   Interest on federal funds purchased                         (1,058)             10,661              18,435              24,944
   Interest on notes and mortgages                             18,521              34,354              63,563             132,407
   Interest on advances from Federal Home Loan Bank           329,795             288,169             849,755             561,032
                                                          -----------         -----------         -----------         -----------
     Total                                                  2,995,639           2,794,642           8,653,025           8,211,084
                                                          -----------         -----------         -----------         -----------
Net Interest Income                                         3,366,040           2,887,285           9,655,072           8,277,567

Provision for Loan Losses                                     183,800             176,250             377,800             328,750
                                                          -----------         -----------         -----------         -----------
Net Interest Income After Provision for Loan Losses         3,182,240           2,711,035           9,277,272           7,948,817
                                                          -----------         -----------         -----------         -----------
Other Income:
   Service charges on deposit accounts                        466,315             398,883           1,363,605           1,206,519
   Insurance commissions                                       32,001              12,155              75,441              39,191
   Equity in earnings of unconsolidated subsidiary             26,506             103,548             186,648             187,146
   Gain (Loss) on sale of loans                                 4,960               2,608              23,262               6,991
   Gain (Loss) on sale of assets                                  -0-                 -0-                 -0-               2,890
   Gain on sale of real estate owned                              -0-                 -0-               2,154                 -0-
   Other income                                               130,295             125,344             430,776             353,443
   Securities gains (losses)                                    4,310             102,179             (18,755)            124,546
                                                          -----------         -----------         -----------         -----------
     Total                                                    664,387             744,717           2,063,131           1,920,726
                                                          -----------         -----------         -----------         -----------
Other Expenses:
   Compensation                                             1,073,387             886,212           2,971,306           2,592,069
   Other personnel expenses                                   241,516             189,217             717,660             564,236
   Occupancy expense of bank premises                         102,265             104,898             316,906             307,844
   Furniture and equipment expense                            238,890             183,407             584,399             556,507
   Federal deposit insurance                                   21,922              34,180              44,436             103,146
   Special SAIF assessment                                        -0-             384,882                 -0-             384,882
   Postage and courier services                                45,011              47,201             167,816             142,165
   Supplies                                                    85,226              74,929             257,346             201,014
   Amortization                                                26,976              26,976              80,928              80,928
   Other operating expenses                                   463,588             411,701           1,404,534           1,247,880
                                                          -----------         -----------         -----------         -----------
     Total                                                  2,298,781           2,343,603           6,545,331           6,180,671
                                                          -----------         -----------         -----------         -----------

Income Before Income Taxes                                  1,547,846           1,112,149           4,795,072           3,688,872

Income Taxes                                                  571,840             398,109           1,661,528           1,263,886
                                                          -----------         -----------         -----------         -----------
Net Income                                                $   976,006             714,040           3,133,544           2,424,986
                                                          ===========         ===========         ===========         ===========
Earnings Per Share                                        $       .34                 .25                1.10                 .88
                                                          ===========         ===========         ===========         ===========
Weighted Average Shares                                     2,870,606           2,856,160           2,859,611           2,748,517
                                                          ===========         ===========         ===========         ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                           ---------------------------------------------
                                                                               UNREALIZED GAINS (LOSSES) ON
                                                                                    AVAILABLE-FOR-SALE
                                                                                        SECURITIES,
                                                                                          NET OF
                                                          ADDITIONAL                    APPLICABLE
                                            COMMON          PAID IN       RETAINED       DEFERRED       TREASURY
                                            STOCK           CAPITAL       EARNINGS     INCOME TAXES       STOCK         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Balances, December 31, 1995                $1,263,745     14,744,822      8,646,738        184,469      1,461,043     23,378,731

Issuance of 6,692 shares at $10.50
  to directors in lieu of fees                    -0-         70,265            -0-            -0-            -0-         70,265

Issuance of 27,344 shares at $12.57
  average through dividend reinvestment
  plan                                            -0-        343,791            -0-            -0-            -0-        343,791

Issuance of 16,945 shares at $13.44
  average through common stock purchase
  plan                                            -0-        227,679            -0-            -0-            -0-        227,679

Net Income                                        -0-            -0-      2,424,986            -0-            -0-      2,424,986

Acquisition of 2,474 shares of treasury stock     -0-            -0-            -0-            -0-         30,925        (30,925)

Sale of 34,880 shares of treasury stock           -0-         68,153            -0-            -0-       (417,421)       485,574

Dividends                                         -0-            -0-       (538,868)           -0-            -0-       (538,868)

Change in unrealized gains and (losses)
  on available-for-sale securities, net
  of applicable deferred income taxes             -0-            -0-            -0-       (487,733)           -0-       (487,733)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, September 30, 1996 (Unaudited)  $ 1,263,745     15,454,710     10,532,856       (303,264)     1,074,547     25,873,500
                                          ===========    ===========    ===========    ===========    ===========    ===========

Balances, December 31, 1996                 1,263,745     15,609,717     11,246,210         21,388      1,074,547     27,066,513

Issuance of 13,075 shares at $20.65
  average through dividend reinvestment
  plan                                            -0-        270,062            -0-            -0-            -0-        270,062

Issuance of 2,405 shares at $21.09
  through common stock purchase plan              -0-         50,732            -0-            -0-            -0-         50,732

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                           ---------------------------------------------
                                                                               UNREALIZED GAINS (LOSSES) ON
                                                                                    AVAILABLE-FOR-SALE
                                                                                        SECURITIES,
                                                                                          NET OF
                                                          ADDITIONAL                    APPLICABLE
                                            COMMON          PAID IN       RETAINED       DEFERRED       TREASURY
                                            STOCK           CAPITAL       EARNINGS     INCOME TAXES       STOCK         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Issuance of 7,634 shares at $12.50
  to Directors in lieu of fees                    -0-          4,069            -0-            -0-        (91,358)        95,427

Net Income                                        -0-            -0-      3,133,544            -0-            -0-      3,133,544

Dividends                                         -0-            -0-       (719,956)           -0-            -0-       (719,956)

Change in unrealized gains and losses
  on available-for-sale securities, net
  of applicable deferred income taxes             -0-            -0-            -0-        (18,114)           -0-        (18,114)
                                          -----------    -----------    -----------    -----------    -----------    -----------
Balances, September 30, 1997 (Unaudited)  $ 1,263,745     15,934,580     13,659,798          3,274        983,189     29,878,208
                                          ===========    ===========    ===========    ===========    ===========    ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                    -----------------------------
                                                                                                       1997               1996
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net income                                                                                      $ 3,133,544          2,424,986
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      482,563            367,569
     Deferred income taxes                                                                             (24,761)           (17,947)
     Provision for loan losses                                                                         377,800            328,750
     Amortization of goodwill                                                                           80,928             80,928
     Amortization (accretion) of subsidiary acquisition adjustments                                    (79,866)          (142,252)
     (Gain) loss on sale of loans                                                                      (23,262)            (6,991)
     Securities (gains) losses                                                                          18,755           (124,546)
     (Gain) loss on sale of assets                                                                         -0-             (2,890)
     (Gain) loss on sale of real estate owned                                                           (2,154)               -0-
     Minority interests                                                                                    472                332
     Equity in earnings of unconsolidated subsidiary                                                  (186,648)          (187,146)
     Dividend received from unconsolidated subsidiary                                                  220,000            160,000
     Increase in cash value of life insurance                                                          (62,161)           (43,610)
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                               (581,935)          (449,850)
     Increase (decrease) in accrued interest payable                                                    (5,647)          (104,574)
     (Increase) decrease in other assets                                                              (338,122)          (143,989)
     Increase (decrease) in income taxes payable                                                           -0-            (24,235)
     Increase (decrease) in other liabilities                                                          181,747            554,203
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                  3,191,253          2,668,738
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                               (945,260)          (909,798)
   Proceeds from sale of assets                                                                            -0-             68,901
   Principal payments on mortgage-backed securities                                                    488,351            992,737
   Purchase of available-for-sale securities                                                       (16,134,741)       (15,506,817)
   Proceeds from maturities of available-for-sale securities                                        12,166,133         12,480,971
   Proceeds from sales of available-for-sale securities                                              7,076,801          5,441,297
   (Increase) decrease in interest-bearing deposits in banks                                           298,000            608,400
   (Increase) decrease in loans                                                                    (22,290,263)       (22,018,827)
   (Increase) decrease in cash value of life insurance                                                (335,850)          (347,081)
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                (19,676,829)       (19,190,217)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Proceeds of additional stock issued                                                                  50,732            223,939
   Increase (decrease) in time deposits                                                              5,011,094          6,607,872
   Increase (decrease) in other deposits                                                            (3,874,822)        (5,019,164)
   Advances from Federal Home Loan Bank                                                             13,350,000         57,067,000
   Payments on long-term indebtedness                                                               (6,820,416)       (45,211,657)
   Dividends paid                                                                                     (449,330)          (148,562)
   Acquisition of treasury stock                                                                           -0-            (30,925)
   Proceeds from sale of treasury stock                                                                    -0-            485,574
   Increase (decrease) in federal funds purchased                                                          -0-          1,200,000
   Increase in advance payments by borrowers for taxes and insurance                                   120,902             89,377
                                                                                                   -----------        -----------

   Net cash provided (used) by financing activities                                                  7,388,160         15,263,454
                                                                                                   -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                (9,097,416)        (1,258,025)
Cash and Cash Equivalents at Beginning of Period                                                    28,162,256         18,924,870
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $19,064,840         17,666,845
                                                                                                   ===========        ===========
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 8,658,672          8,315,658
                                                                                                   ===========        ===========
   Income taxes                                                                                    $ 1,750,346          1,309,445
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $    31,633            810,829
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees and stock issued through dividend
   reinvestment plan                                                                               $   365,489            414,056
                                                                                                   ===========        ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

           MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations
---------------------
The Company, including the operations of its subsidiaries, reported consolidated net income of $3,133,544 for the nine months ended September 30, 1997 compared to $2,424,986 for the nine months ended September 30, 1996. Net interest income after provision for loan losses was $9,277,272 and $7,948,817 for the nine months ended September 30, 1997 and 1996, respectively. The provision for loan losses was $377,800 and $328,750 for the nine months ended September 30, 1997 and 1996, respectively. Noninterest income totalled $2,063,131 and $1,920,726 for the nine months ended September 30, 1997 and 1996, respectively and noninterest expenses totalled $6,545,331 and $6,180,671 for the nine months ended September 30, 1997 and 1996, respectively.

The following table summarizes the results of operations of the Company for the three month and nine month periods ended September 30, 1997 and 1996.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Interest income              $  6,362      5,682     18,308     16,489
     Interest expense               (2,996)    (2,795)    (8,653)    (8,211)
                                  --------   --------   --------   --------
     Net interest income             3,366      2,887      9,655      8,278
     Provision for loan losses        (184)      (176)      (378)      (329)
     Noninterest income                664        745      2,063      1,921
     Special SAIF assessment           -0-       (385)       -0-       (385)
     Other noninterest expense      (2,298)    (1,959)    (6,545)    (5,796)
                                  --------   --------   --------   --------
     Income before taxes             1,548      1,112      4,795      3,689
     Income taxes                     (572)      (398)    (1,661)    (1,264)
                                  --------   --------   --------   --------
     Net income                   $    976        714      3,134      2,425
                                  ========   ========   ========   ========
     Earnings per share           $    .34        .25       1.10        .88
                                  ========   ========   ========   ========

Interest Income
---------------
Total interest income increased approximately $1,819,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average loan portfolio balance from approximately $185.0 million for the nine months ended September 30, 1996 to approximately $210.0 million for the nine months ended September 30, 1997 and an increase in the average rate earned on the loan portfolio from 9.62% for the nine months ended September 30, 1996 to 9.72% for the nine months ended September 30, 1997. The effect of these two changes increased the interest income earned on the loan portfolio from approximately $13,342,000 for the nine months ended September 30, 1996 to approximately $15,311,000 for the nine months ended September 30, 1997, an increase of
$1,969,000.   Interest income on the loan portfolio increased from approximately
$4,667,000 for the quarter ended September 30, 1996 to approximately $5,388,000 for the quarter ended September 30, 1997, an increase of $721,000.

Interest earned on taxable investment securities decreased from approximately

$2,767,000 for the nine months ended September 30, 1996 to approximately $2,538,000 for the nine months ended September 30, 1997, a decrease of $229,000. This decrease was the net effect of a decrease in the average taxable investment portfolio balance from approximately $58.2 million for the nine months ended September 30, 1996 to approximately $52.4 million for the nine months ended September 30, 1997 and an increase in the rate earned on the taxable investment portfolio from 6.34% for the nine months ended September 30, 1996 to 6.46% for the nine months ended September 30, 1997. Interest income on the taxable investment portfolio decreased from approximately $906,000 for the quarter ended September 30, 1996 to approximately $822,000 for the quarter ended September 30, 1997, a decrease of $84,000.

Interest earned on nontaxable investment securities decreased from approximately $120,000 for the nine months ended September 30, 1996 to approximately $96,000 for the nine months ended September 30, 1997, a decrease of $24,000. This decrease was the combined effect of a decrease in the average nontaxable investment securities balance from approximately $3.1 million for the nine months ended September 30, 1996 to approximately $2.5 million for the nine months ended September 30, 1997 and a decrease in the rate earned on the non-taxable investment portfolio from 5.19% for the nine months ended September 30, 1996 to 5.10% for the nine months ended September 30, 1997. Interest income on the non-taxable investment securities increased from approximately $34,000 for the quarter ended September 30, 1996 to approximately $35,000 for the quarter ended September 30, 1997, an increase of $1,000.

As of September 30, 1997, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (20.9%), securities of U.S. Government Agencies and Corporations (67.3%), obligations of States, Counties and Municipalities (5.3%) and equity securities (6.5%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates. As further discussed under "Financial Condition", the portfolio reflects unrealized gains.

Interest earned on interest-bearing deposits in banks increased from approximately $88,000 for the nine months ended September 30, 1996 to approximately $144,000 for the nine months ended September 30, 1997, an increase of $56,000. This increase was the combined effect of an increase in the average interest-bearing deposits balance from approximately $2.6 million for the nine months ended September 30, 1996 to approximately $3.7 million for the nine months ended September 30, 1997 and an increase in the rate earned on the interest-bearing deposits from 4.57% for the nine months ended September 30, 1996 to 5.18% for the nine months ended September 30, 1997. Interest income on the interest-bearing deposits increased from approximately $41,000 for the quarter ended September 30, 1996 to approximately $53,000 for the quarter ended September 30, 1997, an increase of $12,000.

Interest earned on federal funds sold increased from approximately $171,000 for the nine months ended September 30, 1996 to approximately $220,000 for the nine months ended September 30, 1997, an increase of $49,000. This increase was the combined effect of an increase in the average federal funds sold balance from approximately $4.6 million for the nine months ended September 30, 1996 to approximately $5.2 million for the nine months ended September 30, 1997 and an increase in the rate earned on the federal funds sold from 4.98% for the nine months ended September 30, 1996 to 5.63% for the nine months ended September 30, 1997. Interest income on federal funds sold increased from approximately $35,000 for the quarter ended September 30, 1996 to approximately $64,000 for the quarter ended September 30, 1997, an increase of $29,000.

Interest Expense
----------------
Total interest expense increased approximately $442,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This increase is attributed to the factors explained in the following paragraphs.

This increase was the net effect of an increase in the average balance of interest-bearing deposits from approximately $199.6 million for the nine months ended September 30, 1996 to approximately $211.4 million for the nine months ended September 30, 1997 and a decrease in the average rate paid on interest-bearing deposits from 5.00% for the nine months ended September 30, 1996 to 4.87% for the nine months ended September 30, 1997. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $7,493,000 for the nine months ended September 30, 1996 to approximately $7,721,000 for the nine months ended September 30, 1997, an increase of $228,000. The increase in interest-bearing deposits came from the local communities served by the Banks. Interest expense on interest-bearing deposits increased from approximately $2,461,000 for the quarter ended September 30, 1996 to approximately $2,648,000 for the quarter ended September 30, 1997, an increase of $187,000.

All other interest expense consisting principally of notes and mortgages payable, increased from approximately $718,000 for the nine months ended September 30, 1996 to approximately $932,000 for the nine months ended September 30, 1997, an increase of $214,000. This increase was the combined effect of an increase in the average balance of advances from the Federal Home Loan Bank from approximately $15.1 million for the nine months ended September 30, 1996 to approximately $18.9 million for the nine months ended September 30, 1997 and an increase in the average rate paid on the advances from 4.96% for the nine months ended September 30, 1996 to 6.00% for the nine months ended September 30, 1997.

Interest of approximately $18,000 was paid on federal funds purchased during the nine months ended September 30, 1997 and approximately $25,000 during the nine months ended September 30, 1996. No funds were outstanding at September 30, 1997. Funds outstanding at September 30, 1996 totalled $1,200,000.

Additionally, the Company had notes payable outstanding to a correspondent bank in the amount of $.7 million at September 30, 1997 (average balance of $1.1 million).

The advances from the Federal Home Loan Bank in the amount of $24.1 million carry a combination of fixed and variable interest rates ranging from 5.20% to 7.24% at September 30, 1997 with maturities through 2010.

The note payable to a correspondent bank in the amount of $.7 million is at prime less .50% subject to a ceiling of 9.50% until July 1, 1999, secured by the stock of First Community Bank of Southwest Georgia which was acquired effective January 1, 1995. Annual principal payments are scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. The note is in a prepaid status at September 30, 1997.

The correspondent bank loan was to partially fund the acquisition of First Community Bank of Southwest Georgia and the acquisition of 123,106 shares of treasury stock for approximately $1.5 million in 1995. The advances from the Federal Home Loan Bank were primarily to fund mortgage loans made. The federal funds purchased were for short term liquidity purposes.

Noninterest Income
------------------
The following table presents the principal components of noninterest income for the three month and nine month periods ended September 30, 1997 and 1996.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Service charges on deposit
       accounts                   $    466        399      1,364      1,207
     Insurance commissions              32         12         75         39
     Gain (Loss) on sale of loans        5          3         23          7
     Gain (Loss) on sale of assets     -0-        -0-        -0-          3
     Gain on sale of real estate
       owned                           -0-        -0-          2        -0-
     Securities gains (losses)           4        102        (19)       125
     Equity in earnings of
       unconsolidated subsidiary        27        104        187        187
     Other income                      130        125        431        353
                                  --------   --------   --------   --------
       Total Noninterest Income   $    664        745      2,063      1,921
                                  ========   ========   ========   ========

Noninterest income for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 increased approximately $142,000.

Service charges on deposit accounts for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, increased approximately $157,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is 50% owned by First Community Bank of Southwest Georgia, which was acquired by the Company effective January 1, 1995 was unchanged at approximately $187,000. During the nine months ended September 30, 1997, the Company realized losses on the sale of securities from the available-for-sale portfolio of approximately $(19,000) and approximately $125,000 of gains during the nine months ended September 30, 1996. All other income increased approximately $127,000.

Noninterest Expenses
--------------------
The following table presents the principal components of noninterest expenses for the three month and nine month periods ended September 30, 1997 and 1996.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Compensation                 $  1,073        886      2,971      2,592
     Other personnel expenses          242        189        718        564
     Occupancy expense of bank
       premises                        102        105        317        308
     Furniture and equipment
       expense                         239        184        584        557
     Federal deposit insurance          22         34         44        103
     Postage and courier services       45         47        168        142
     Supplies                           85         75        257        201
     Amortization                       27         27         81         81
     Other operating expenses          464        412      1,405      1,248
                                  --------   --------   --------   --------
     Noninterest expenses before
       special SAIF assessment       2,299      1,959      6,545      5,796
     Special SAIF assessment           -0-        385        -0-        385
                                  --------   --------   --------   --------
       Total Noninterest Expense  $  2,299      2,344      6,545      6,181
                                  ========   ========   ========   ========

Noninterest expenses for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, increased approximately $749,000 or 12.9%, excluding the effect of the special SAIF assessment in 1996.
Compensation and other personnel expenses increased approximately $533,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $216,000 or 8.2% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This increase was primarily the result of a larger volume of business.

Provision for Loan Losses
-------------------------
The provision for loan losses for the nine months ended September 30, 1997 was $378,000 compared to $329,000 for the nine months ended September 30, 1996. The balance of the allowance for loan losses was approximately $2,782,000 (1.3% of outstanding loans) at September 30, 1997 and approximately $2,580,000 (1.3% of outstanding loans) at September 30, 1996. Actual loan charge-offs net of recoveries were approximately $146,000 of net charge-offs for the nine months ended September 30, 1997 and approximately $43,000 of net charge-offs for the nine months ended September 30, 1996. Non-accrual loans were approximately $219,000 at September 30, 1997 as compared to $291,000 at December 31, 1996. Loans ninety days or more past due and still accruing amounted to approximately $295,000 at September 30, 1997 and $241,000 at December 31, 1996. In
determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy and other relevant factors.

Income Taxes
------------
The effective tax rate for the nine months ended September 30, 1997 was 34.7% compared to 34.3% for the nine months ended September 30, 1996.

Financial Condition
-------------------
The Company, including its subsidiaries, reported consolidated total assets of approximately $308.0 million at September 30, 1997 and approximately $297.3 million at December 31, 1996, representing an increase of approximately $10.7 million.

During the nine months ended September 30, 1997, deposits increased $1.1 million, federal funds sold decreased $10.6 million, advances from the Federal Home Loan Bank increased $7.0 million, operations generated $3.2 million, interest bearing deposits decreased $2.3 million, and investment securities decreased by $3.6 million which provided $27.8 million of funds which were used to fund increases in loans of $22.3 million, pay dividends of approximately $.4 million and increase capital expenditures by $.9 million, increase cash by $3.4 million, reduce note payable to correspondent bank by $.5 million and increase cash value of life insurance on key officers by $.3 million.

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

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized gains for the available-for-sale category of approximately $16,000 ($3,000 net of income tax effect). All securities are held in the available-for-sale category as of September 30, 1997. Pursuant to Financial Accounting Standards Board Statement No. 115 effective January 1, 1994, a valuation allowance has been provided for the available-for-sale category with a resulting credit to stockholders' equity (net of income tax effect).

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At September 30, 1997, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                FOR CAPITAL   CAPITALIZED UNDER
                                                 ADEQUACY     PROMPT CORRECTIVE
                                 ACTUAL          PURPOSES     ACTION PROVISIONS
                             ---------------  --------------  -----------------
                             AMOUNT    RATIO  AMOUNT   RATIO   AMOUNT    RATIO
                             ------    -----  ------   -----   ------    -----
                                          (Dollars in thousands)
As of September 30, 1997
  Total Capital
    (to Risk Weighted
      Assets)                $30,365  13.5%   17,994    8.0%   22,493    10.0%
  Tier 1 Capital
    (to Risk Weighted
      Assets)                 27,582  12.3%    8,970    4.0%   13,455     6.0%
  Tier 1 Capital
    (to Average Assets)       27,582   9.1%   12,124    4.0%   15,155     5.0%

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At September 30, 1997, the Company's cash and due from banks were approximately $11.9 million in excess of its reserve requirements of approximately $1.3 million, its short-term deposits with financial institutions were approximately $2.2 million and its federal funds sold were approximately $3.9 million. All of the above can be converted to cash
on short notice.    The sale of investments which had a market value of
approximately $53.2 million at September 30, 1997 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $19.4 million were pledged as of September 30, 1997.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the

Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $24.1 million at September 30, 1997, at fixed and variable rates ranging from 5.20 to 7.24%.

Through the Company's dividend reinvestment plan and common stock purchase plans, an additional 15,480, shares at an average of $20.72 per share was issued during the nine months ended September 30, 1997.

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

                 None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits.

                      Exhibit No.
                      -----------
                       27.1  Financial Data Schedule

                 (b)  Reports on Form 8-K filed in the third quarter of 1997:

                      None.

                                   SIGNATURES

             In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PAB BANKSHARES, INC.



                      By:/s/ R. Bradford Burnette
                         -------------------------------------------------
                         R. Bradford Burnette
                         (President and Chief Executive Officer)


                      By:/s/ C. Larry Wilkinson
                         -------------------------------------------------
                         C. Larry Wilkinson
                         (Executive Vice President,
                         Principal Financial Officer, and
                         Principal Accounting Officer)

                      Date:  November 13, 1997
                          -----------------------------------------------