Form 10KSB
period 1997-12-31
PAB BANKSHARES INC
filed 1998-03-31
CIK 705200

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December, 31, 1997



                        Commission file number 0-25422



                             PAB BANKSHARES, INC.
                (Name of small business issuer in its charter)



           Georgia                                       58-1473302
------------------------------                   --------------------------
(State or other jurisdiction of                  (I.R.S. Employer ID Number)
incorporation or organization)


           3102 North Oak Street Extension, Valdosta, Georgia 31602
------------------------------------------------------------------------------
                    (Address of principal executive office)

Registrant's telephone number, including area code      912/241-2775
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:


     No par value Common Stock                The American Stock Exchange
----------------------------------       -------------------------------------
        (Title of Class)                 (Name of Exchange on which Registered)

          Securities registered pursuant to Section 12(g) of the Act

                                     None
                              -----------------
                               (Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
   Yes    X         No
       --------        -------



Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [ ] Not Applicable



Issuer's revenues for its most recent fiscal year were $27,720,204.



The aggregate market value of the voting stock held by non-affiliates of Issuer at March 11, 1998 was $70,234,960 based on a recent trading price of $20.00 per share.



The number of shares outstanding of Issuer's class of common stock at March 10, 1998 was 5,661,386 shares of common stock, reflecting a two-for-one split paid on March 10, 1998.



Documents Incorporated by Reference: Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 day of Issuer's fiscal year-end are incorporated by reference in Part III.



Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                               -----    -----

                              PAB BANKSHARES, INC.

                               TABLE OF CONTENTS
                               -----------------


                                     PART I

                                                                         Page
ITEM 1.   DESCRIPTION OF BUSINESS.......................................    1

ITEM 2.   DESCRIPTION OF PROPERTY.......................................   30

ITEM 3.   LEGAL PROCEEDINGS.............................................   30

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   30


                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......   31

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS....   32

ITEM 7.   FINANCIAL STATEMENTS..........................................   39

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...........................   39



                                    PART III



ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............   68

ITEM 10.  EXECUTIVE COMPENSATION........................................   68

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   68



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   68

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..............................   69

          SIGNATURES....................................................   71


                                     PART I
                                     ------


ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------


BUSINESS DEVELOPMENT
--------------------


     The primary business of the Company, as a bank holding company, is to manage the business and affairs of (i) its three commercial bank subsidiaries, The Park Avenue Bank in Valdosta, Georgia and Farmers & Merchants Bank in Adel, Georgia, and First Community Bank of Southwest Georgia in Bainbridge, Georgia (the three banking subsidiaries are collectively referred to herein as the "Banks"). Unless otherwise indicated by the context, the term "Company" shall refer to PAB Bankshares, Inc. and its subsidiaries.



     The Company was organized in 1982 to own 100% of the stock of The Park Avenue Bank, a state-chartered commercial bank. Effective December 31, 1982, the Company became a bank holding company, registered with the Federal Reserve Board and the Georgia Department of Banking and Finance. In 1985, the Company acquired 87% of the stock and control of Farmers & Merchants Bank, a state-chartered commercial bank. The Company subsequently increased its ownership to 99.9% of the stock of Farmers & Merchants Bank. Effective January 1, 1995, the Company acquired 100% of the stock of First Federal Savings Bank of Bainbridge (the "Savings Bank"), a federal stock savings bank. The Savings Bank was converted to a commercial bank charter and the name changed to First Community Bank of Southwest Georgia ("First Community") in 1997.



     The Company entered into an Agreement and Plan of Merger dated December 31, 1997 by and among Investors Financial Corporation ("Investors") and its wholly-owned subsidiary, Bainbridge National Bank ("Bainbridge Bank") and the Company pursuant to which the Company would acquire Bainbridge Bank. The Company has filed a registration statement with the Securities and Exchange Commission ("Commission") regarding the proposed merger which provides, in part, that the shareholders of the Company will be required to vote on a proposal to issue such number of shares of the Common Stock of the Company as are required in order to provide the consideration necessary to acquire Bainbridge Bank in the proposed transaction. The transaction is subject to the approval of the shareholders of the Company as well as the shareholders of Investors as well as the receipt of required regulatory approvals, as described in the Agreement and Plan of Merger. A copy of the Agreement and Plan of Merger has been filed as an Exhibit to the registration statement on file with the Commission. It is anticipated that the transaction, if approved, will be consummated in the second quarter of 1998.
The Company and Investors each has the right to terminate the Agreement and Plan of Merger should the transaction not be consummated by May 31, 1998, but only if the failure to consummate the transaction on or before such date is not caused by any breach of the Agreement and Plan of Merger by the party electing to terminate.



     Investors is a Georgia corporation and a bank holding company which, through the Bainbridge Bank, provides a wide range of commercial and retail banking services. The Bainbridge Bank operates two full service banking offices in Decatur County, Georgia. For the year ended December 31, 1997, Investors reported net income of $1.18 million and had total consolidated assets of $76.8 millions and consolidated shareholders' equity of $8.6 million.



     The Company's offices are located in the Park Avenue Bank's main office at 3102 North Oak Street Extension, Valdosta, Georgia 31602, and its telephone number is (912) 241-2775.



BUSINESS OF ISSUER
------------------


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

THE PARK AVENUE BANK
--------------------



     The Park Avenue Bank commenced operations in 1971 as a state-chartered commercial bank; previously, the Park Avenue Bank was a regulated certificated bank which commenced operations in 1967 and a private bank which was organized in 1956. Customer deposits with the Bank are insured to the maximum extent provided by law through the Federal Deposit Insurance Corporation. The Bank is located in Valdosta, Lowndes County, Georgia, its primary service area.



     The Park Avenue Bank had approximately $190.2 million in total assets, deposits of approximately $162.2 million and net worth of approximately $14.6 million at December 31, 1997.



     The Valdosta Chamber of Commerce estimates the current population of Valdosta to be approximately 40,000 and the population of Lowndes County to be approximately 76,000. Valdosta is the county seat of Lowndes County and is approximately 18 miles north of the Georgia-Florida border.



FARMERS & MERCHANTS BANK
------------------------

     Farmers & Merchants Bank commenced operations in 1947 as a state-chartered commercial bank. Customer deposits with the Bank are insured to the maximum extent provided by law through the Federal Deposit Insurance Corporation. The Bank is located in Adel, Cook County, Georgia, its primary service area.



     Farmers & Merchants Bank had approximately $49.9 million in total assets, deposits of approximately $40.7 million and net worth of approximately $4.4 million at December 31, 1997.



     The Cook County Chamber of Commerce estimates the current population of Adel to be approximately 6,000 and the population of Cook County to be approximately 13,000. Adel is approximately 25 miles north of Valdosta, Georgia.



FIRST COMMUNITY BANK OF SOUTHWEST GEORGIA (FORMERLY FIRST FEDERAL SAVINGS BANK
------------------------------------------------------------------------------
OF BAINBRIDGE)
--------------


     First Community was chartered in 1934 as a federal mutual savings and loan association. In June 1990, First Community was converted from a federal mutual savings and loan association to a federal stock savings bank through the sale and issuance of common stock. First Community was converted to a commercial bank in 1997. Customer savings accounts are insured to the maximum extent provided by law through the Federal Deposit Insurance Corporation. First Community's business is primarily conducted through its principal office in Bainbridge, Georgia and a full-service branch office in Cairo, Georgia, approximately 25 miles from the principal office. First Community is a member of the Federal Home Loan Bank of Atlanta.



     First Community had approximately $87.9 million in total assets, deposits of approximately $66.3 million and net worth of approximately $9.1 million at December 31, 1997.



     The Decatur County Chamber of Commerce estimates the current population of Bainbridge to be approximately 14,000 and the population of Decatur County to be approximately 28,000. Bainbridge is approximately 90 miles west of Valdosta, Georgia. The Grady County Chamber of Commerce estimates the current population of Cairo to be approximately 10,000, and the population of Grady County to be approximately 20,000. Cairo is approximately 65 miles west of Valdosta.



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

     First Community offers a full range of commercial bank services to individuals, professional and business customers in its primary service area. First Community seeks to originate residential mortgage loans and to a lesser extent commercial real estate and consumer loans for its customers.



     The principal sources of income for the Banks are interest and fees collected on loans and interest on investment securities. The principal expenses of the Banks are interest paid on savings deposits, interest paid on other borrowings by the Banks, employee compensation, office expenses, and other operating expenses.



LENDING
-------


     The Banks seek to attract deposits from the general public and use such deposits, together with borrowings and other sources of funds, to originate and purchase loans. The Park Avenue Bank and the Farmers & Merchants Bank each offer a full range of short and medium commercial, consumer and real estate loans. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the respective Bank's lending limits. First Community seeks to originate residential mortgage loans and to a lesser extent commercial real estate and consumer loans for its customers. Consumer lending has been oriented primarily to the needs of the respective Bank's customers for such purposes as home remodeling, education and automobiles. Real estate lending is oriented toward construction loans and short-term commercial loans. Each Bank also originates fixed and variable-residential and other mortgage loans for its own account. The lending policies and procedures of each Bank are established and periodically reviewed by each Bank's Board of Directors.



     The Park Avenue Bank's loan portfolio totaled $130.4 million at December 31, 1997, which was comprised of approximately 48.84% commercial loans, commercial real estate and agri-business loans, 15.07% consumer loans, and 36.09% residential real estate mortgage loans. The Park Avenue Bank's loan to deposit ratio at December 31, 1997 was approximately 80.44%.



     Farmers & Merchants Bank's loan portfolio totaled $33.3 million at December 31, 1997 which was comprised of approximately 61.18% commercial loans, commercial real estate and agri-business loans, 13.82% consumer loans, and 25.00% residential real estate mortgage loans. Farmers & Merchants Bank's loan to deposit ratio at December 31, 1997 was approximately 81.67%.



     First Community's loan portfolio totaled $61.2 million at December 31, 1997, which was comprised of approximately 63.42% residential real estate mortgage loans, 30.32% commercial loans, commercial real estate and agri business loans, and 6.26% consumer loans. First Community's loan to deposit ratio at December 31, 1997 was approximately 92.26%.



DEPOSITS
--------



     Checking, savings, money market accounts, and other time deposits are the principal sources of the Banks' funds for loans and investments. Most of the Banks' deposits are obtained from individuals and small businesses. At December 31, 1997, The Park Avenue Bank had deposits of approximately $162.2 million, Farmers & Merchants Bank had deposits of approximately $40.7 million and First Community had deposits of approximately $66.3 million.



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



     Regulation of the Company
     -------------------------



     The Company is a bank holding company registered with the Federal Reserve Board (the "Federal Reserve") and the Georgia Department of Banking and Finance ("Georgia Department") under the federal Bank Holding Company Act of 1956 ( the "BHC Act") and the Georgia Bank Holding Company Act (the "Georgia BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is also a thrift holding company registered with the Office of Thrift Supervision ("OTS") under the federal Home Owners' Loan Act and the Georgia BHC Act. As a thrift holding company, the Company is subject to the regulation, supervision, examination, and reporting requirements of the OTS and the Georgia Department.



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



     Each of the Banks of the Company is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and each is supervised and examined by one or more state or federal bank regulatory agencies.



     The Banks are each subject to regulation, supervision and examination by the FDIC and the Georgia Department. The federal bank regulator of each of the banks of the Company, as well as the Georgia Department regularly examines the operations of The Park Avenue Bank, Farmers & Merchants Bank and First Community and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal banking regulators and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of the law.



     Payment of Dividends.
     --------------------



     The Company is a legal entity separate and distinct from its bank subsidiaries. The principal sources of revenues to the Company, including cash flow to pay dividends to its shareholders, are dividends from the banks. There are statutory and regulatory limitations on the payment of dividends by the banks, as well as by the Company to its shareholders.

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



     Capital Adequacy
     ----------------



     The Company and each of its Bank subsidiaries are required to comply with capital adequacy standards established by the Federal Reserve in the case of the Company, and the appropriate federal banking regulator in the case of its Bank subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.



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



     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 14.67% and 13.42% respectively.



     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 9.01%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.



     The bank subsidiaries are subject to risk-based and leverage capital requirements adopted by their federal banking regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.



     Each of the Bank subsidiaries was in compliance with applicable minimum capital requirements as of December 31, 1997 The Company has not been advised by any federal regulator of any specific minimum capital ratio requirement applicable to it or any Bank subsidiary.

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



     Support of Subsidiary Institutions
     ----------------------------------



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



     Prompt Corrective Action
     ------------------------



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



     At December 31, 1997, the Banks had the requisite capital levels to qualify as "well capitalized."



FDIC INSURANCE ASSESSMENTS
--------------------------


     Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized= category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution=s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the SAIF for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC was authorized to reduce the minimum assessment rate below the 23 basis points and to set future assessment rates at such levels that would maintain the fund=s reserve ratio at the designated level. In August 1995, the FDIC adopted regulations reducing the assessment rates for BIF-member banks. Subsequently, on November 14, 1995, the FDIC announced that, beginning in 1997, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size. At the same time, the FDIC elected to retain the existing assessment rate range for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. Thrift industry representatives argued that this significant premium disparity resulted in savings associations having to operate at a competitive disadvantage to their BIF insured bank counterparts.



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



     Safety and Soundness Standards
     ------------------------------



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



EMPLOYEES
---------


     At December 31, 1997, the Company employed 14 full-time employees and 6 part-time employees, The Park Avenue Bank employed 60 full-time employees and 13 part-time employees, Farmers & Merchants Bank employed 21 full-time employees and 4 part-time employees, and First Community employed 36 full-time employees and 11 part-time employees. Each Bank considers their respective relationships with their employees to be good.



CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
------------------------------------------------------


  This Annual Report on Form 10-KSB contains forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general competitive conditions, and (iii) the Company's management information systems. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: development of trends in the general economy; the highly competitive nature of the banking industry; the dependence on key personnel who have been hired or retained by the Company; and changes in regulatory requirements which are applicable to the Company's business; and the risk factors listed from time to time in the Company's Commission reports, including but not limited to, its Annual Reports on Form 10-KSB.


ITEM 2.  DESCRIPTION OF PROPERTY.
         -----------------------

     The Company's offices are located in The Park Avenue Bank's main office at 3102 North Oak Street Extension, Valdosta, Georgia 31602, and its telephone number is (912)241-2775.



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

     First Community's business is conducted at the following locations:

     (1)  Main office - 400 E. Shotwell Street, Bainbridge, Georgia 31717; and

     (2)  Cairo branch - 800 N. Broad Street, Cairo, Georgia 31728.

     First Community owns its main office and its Cairo branch.



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     None.



EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------


     R. Bradford Burnette, age 58, has been President, Chief Executive Officer and a director of the Company since 1982. Mr. Burnette was the Chief Executive Officer of The Park Avenue Bank from 1990 to 1997, was the President from 1983 to 1990, and was Executive Vice President from 1968 to 1982. He has been a director of The Park Avenue Bank since 1968, a director of the Farmers & Merchants Bank since 1986, a director of First Community since 1995 and Chief Executive officer since 1996. Mr. Burnette has more than 33 years experience in the banking business.



     C. Larry Wilkinson, age 51, has been a director of the Company since 1995, a director of The Park Avenue Bank since 1986, a director of Farmers & Merchants Bank since 1986 and Chief Executive Officer since 1995. Mr. Wilkinson became Executive Vice President of the Company in 1997 and was Executive Vice President and Chief Financial Officer of The Park Avenue Bank from 1990 to 1997. Previously he had been Senior Vice President of The Park Avenue Bank from 1983 to 1990. Mr. Wilkinson has more than 30 years experience in the banking business.


     There are no family relationships between any of the executive officers of the Company.

                                 PART II
                                 -------


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.




     As of December 31, 1997 there were approximately 1,159 shareholders of record of the Company's common stock. Prior to July 9, 1996 there was no established trading market for the Company's common stock. The Company's common stock began trading on the American Stock Exchange on July 9, 1996. The following table shows the high and low prices for each quarter of the 1996 and 1997 fiscal year:


                                                      Sales Prices Per
                                                       Share of PAB
                                                       Common Stock
                                              ---------------------------
                                                    High          Low
                                              ---------------------------
            1996
            First Quarter                          $ 7.00        $ 6.25
            Second Quarter                           7.50          7.00
            Third Quarter                           10.50          7.50
            Fourth Quarter                          10.94         10.44

            1997
            First Quarter                           10.69          9.44
            Second Quarter                          11.00         10.13
            Third Quarter                           11.38         10.50
            Fourth Quarter                          12.06         10.56

     The Company has declared and paid cash dividends on the Common Stock since 1983 (its first full year of operations). The Company paid cash dividends of $.135 per share ($749,082 in the aggregate) in fiscal year 1996, and $.175 per share ($988,423 in the aggregate) in fiscal year 1997. Per share amounts have been adjusted to reflect a two-for-one stock split paid on March 10, 1998 to shareholders of record on February 17, 1998.


     The primary source of funds available for the payment of cash dividends by the Company are dividends from the Banks. The ability of the Banks to pay dividends are subject to the provisions of the Financial Institutions Code of Georgia, the rules of the Georgia Department.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
           ----------------------------------------------------------


     This analysis has been prepared to provide insight into the consolidated financial condition of the Company and addresses the factors which have affected the Company's results of operations. Unless otherwise noted, the financial and other information presented with respect to the Company in this discussion and elsewhere in this annual report generally includes the accounts of the Company's subsidiary banks. The Company's consolidated financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

RESULTS OF OPERATIONS

     The Company, including operations of its subsidiary Banks, reported consolidated net income of $4,144,133 ($.73 diluted earnings per share) for the year ended December 31, 1997 compared to $3,348,554 ($.60 diluted earnings per share) for the year ended December 31, 1996. Net interest income after provision for loan losses was $12,550,367 and $10,743,043 for the years ended December 31, 1997 and 1996, respectively. The provision for loan losses was $532,900 and $405,000 for the years ended December 31, 1997 and 1996, respectively. Non-interest income totaled $2,839,954 and $2,566,756 for the years ended December 31, 1997 and 1996, respectively and noninterest expenses totaled $9,023,701 and $8,309,243 for the years ended December 31, 1997 and 1996, respectively.

     During the year ended December 31, 1996, as discussed later under "non-interest expenses" the Company's thrift subsidiary (now converted to a commercial bank charter) was assessed a charge of approximately $385,000 to recapitalize the thrift industry insurance fund. Excluding the effects of the assessment and the related tax effect thereon, the Company's net income for the year ended December 31, 1996 would have been $3,588,000 ($.65 diluted earnings per share) rather than $3,349,000 ($.60 diluted earnings per share).

     The following table summarizes the results of operations of the Company for the two years ended December 31, 1997.

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                             1996         1997
                                                         ------------  -----------
                                                              (In Thousands)

Interest income                                             $ 22,210       24,880
Interest expense                                             (11,062)     (11,797)
                                                            --------      -------
Net interest income                                           11,148       13,083
Provision for loan losses                                       (405)        (533)
Non-interest income                                            2,567        2,840
Special SAIF assessment                                         (385)
Other non-interest expense                                    (7,924)      (9,024)
                                                            --------      -------
Income before taxes                                            5,001        6,366
Income taxes                                                  (1,652)      (2,222)
                                                            --------      -------

Net income                                                  $  3,349        4,144
                                                            ========      =======

Return on assets (net income divided by
  average total assets)                                         1.19%        1.37%

Return on equity (net income divided by
  average equity)                                              13.37%       14.27%

Dividend payout ratio (dividends declared
 per share divided by diluted
 net income per share)                                         22.31%       24.14%

Equity to assets ratio (average equity
  divided by average total assets)                              9.10%        9.35%


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Operations for the year ended December 31, 1997 resulted in a net income of approximately $4,144,000 compared to a net income of approximately $3,349,000 for the year ended December 31, 1996.

INTEREST INCOME

     Total interest income increased approximately $2,670,000 for 1997 compared to 1996. This increase is attributed to the factors explained in the following paragraphs.

     Interest earned on loans increased from approximately $18,034,000 in 1996 to approximately $20,898,000 in 1997, an increase of $2,864,000. This increase was the combined effect of an increase in the average loan portfolio balance from approximately $187.7 million in 1996 to $213.5 million in 1997 and an increase in the rate earned on the loan portfolio from 9.61% in 1996 to 9.79% in 1997.

     Interest earned on taxable investment securities decreased from approximately $3,662,000 in 1996 to approximately $3,327,000 in 1997, a decrease of $335,000. This decrease was the net effect of a decrease in the average taxable investment portfolio balance from approximately $57.5 million in 1996 to approximately $51.7 million in 1997 and an increase in the rate earned on the taxable investment portfolio from 6.37% in 1996 to 6.43% in 1997.

     Interest earned on nontaxable investment securities decreased from approximately $156,000 in 1996 to approximately $131,000 in 1997, a decrease of $25,000. This decrease was the combined effect of a decrease in the average non-taxable investment portfolio balance from approximately $2.9 million in 1996 to approximately $2.6 million in 1997 and a decrease in the rate earned on the non-taxable investment portfolio from 5.34% in 1996 to 5.07% in 1997.

     Interest earned on interest-bearing deposits in banks increased from approximately $84,000 in 1996 to approximately $226,000 in 1997, an increase of $142,000. This increase was the combined effect of an increase in the average interest-bearing deposits balance from $2.2 million in 1996 to $4.5 million in 1997 and an increase in the rate earned on the interest-bearing deposits from 3.84% in 1996 to 5.00% in 1997.

     Interest earned on federal funds sold decreased from approximately $274,000 in 1996 to approximately $299,000 in 1997, an increase of $25,000. This increase was the net effect of a decrease in the average federal funds sold balance from approximately $6.6 million in 1996 to approximately $4.7 million in 1997 and an increase in the rate earned on the federal funds sold from 4.17% in 1996 to 6.32% in 1997.

INTEREST EXPENSE

     Total interest expense increased approximately $735,000 in 1997 compared to 1996. This increase is attributed to the factors explained in the following paragraphs.

     This increase was the net effect of an increase in the average balance of interest-bearing deposits from approximately $201.6 million in 1996 to approximately $213.0 million in 1997 and a decrease in the average rate paid on deposits from 4.97% in 1996 to 4.91% in 1997. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $10,024,000 for the year ended December 31, 1996 to approximately $10,467,000 for the year ended December 31, 1997, an increase of $443,000. The increase in interest-bearing deposits came from the local communities served by the Company's subsidiary banks.

     All other interest expense consisting principally of interest on notes and mortgages payable, increased from approximately $1,038,000 for the year ended December 31, 1996 to approximately $1,330,000 for the year ended December 31, 1997, an increase of $292,000. This increase was the combined effect of an increase in the average balance of Federal Home Loan Bank advances from approximately $15.5 million in 1996 to approximately $20.4 million in 1997 and an increase in the average rate from 5.44% in 1996 to 6.02% in 1997. These advances were to match fund mortgage loans made. Additionally, the Company had a note payable to a correspondent bank which had a balance of $1,200,000 at December 31, 1996, which was repaid prior to maturity during the year ended December 31, 1997. The interest rate was the prime rate less .50% subject to a ceiling of 9.50% until July 1, 1999. Annual principal payments were scheduled to begin July 1, 1997 and continue through the maturity date of July 1, 2004. The purpose of this indebtedness to a correspondent bank was to partially fund the acquisition of the Savings Bank effective January 1, 1995 and to partially fund the acquisition of 123,106 shares of treasury stock in September 1995.

     Interest of approximately $27,000 was paid on federal funds purchased during the year ended December 31, 1997 and approximately $33,000 during the year ended December 31, 1996. There were no federal funds purchased outstanding at December 31, 1997 or 1996.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the year ended December 31, 1997 as compared to 1996 increased approximately $128,000. The balance of the allowance for loan losses was approximately $2,865,000 at December 31, 1997 and approximately $2,550,000 at December 31, 1996. Actual loan charge-offs net of recoveries were approximately $218,000 for the year ended December 31, 1997 and approximately $148,000 for the year ended December 31, 1996. Non-accrual loans were approximately $202,000 at December 31, 1997 as compared to $291,000 at December 31, 1996. Loans ninety days or more past due and still accruing amounted to approximately $302,000 at December 31, 1997 and $241,000 at December 31, 1996. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged-off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors, including the Company's subsidiary banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy, specific impaired loans and other relevant factors.

NON-INTEREST INCOME

     The following table presents the principal components of non-interest income for the years ended December 31, 1996 and 1997.

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                        1996         1997
                                                     -----------  -----------
                                                          (In Thousands)
  Service charges on deposit accounts                     $1,629       1,877
  Insurance commissions                                       49         119
  Equity in earnings of unconsolidated subsidiary            216         256
  Securities gains (losses)                                  138         (14)
  Gain (loss) on sale of loans                                11          24
  Gain on sale of other real estate                            1           2
  Gain (loss) on sale of assets                                3         -0-
  Other income                                               520         576
                                                          ------       -----
    Total Non-interest Income                             $2,567       2,840
                                                          ======       =====

     Non-interest income for the year ended December 31, 1997 as compared to 1996 increased approximately $273,000. Service charges on deposit accounts for the year ended December 31, 1997 as compared to 1996 increased approximately $248,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Securities gains for the year ended December 31, 1997 as compared to 1996 decreased approximately $152,000. Equity in earnings of unconsolidated subsidiary increased approximately $40,000. This represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is 50% owned by the Savings Bank, which was acquired by the Company effective January 1, 1995. All other income increased from approximately $584,000 for the year ended December 31, 1996 to approximately $721,000 in 1997.


NONINTEREST EXPENSES

     The following table presents the principal components of non-interest expenses for the years ended December 31, 1996 and 1997:

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                           1996         1997
                                        -----------  ----------
                                            (In Thousands)

  Compensation                               $3,597       4,128
  Other personnel expenses                      745         954
  Occupancy expense of bank premises            406         430
  Furniture and equipment expense               778         838
  Federal deposit insurance                     103          64
  Special SAIF assessment                       385         -0-
  Postage and courier services                  194         228
  Supplies                                      270         358
  Amortization                                  108         108
  Other operating expenses                    1,723       1,916
                                             ------       -----

    Total Non-interest Expenses              $8,309       9,024
                                             ======       =====

     Non-interest expenses for the year ended December 31, 1997 as compared to 1996, increased approximately $715,000 or 8.6% ($1,100,000 or 13.9% excluding special SAIF assessment in 1996).

     Compensation and other personnel expenses increased approximately $740,000 reflecting an increase in the number of employees, in wage levels and in the cost of employee benefits. During the quarter ended September 30, 1996, the much publicized pending legislation which would result in a special SAIF assessment to recapitalize the insurance fund was signed into law. This assessment affected the Company's then thrift subsidiary, the Savings Bank, and resulted in an assessment of $.657 per $100 of domestic deposits held as of March 31, 1995. This assessment amounted to $385,000. Federal deposit insurance decreased $39,000 for the year ended December 31, 1997 compared to 1996 as a result of reductions in federal deposit insurance premium rates. All other expenses increased approximately $399,000 or 11.8%. The increases were primarily attributed to a larger volume of business.

INCOME TAXES

     The effective tax rate for the year ended December 31, 1996 was 33.0% compared to 34.9% for the year ended December 31, 1997.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK (QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

     The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on strict underwriting standards, loan review and an adequate loan loss reserve.

     Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by its Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in NPV in the event of hypothetical changes in interest rates. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within limits acceptable by the Company's Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within acceptable limits.

     In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets and increase the effective maturities of certain interest-bearing liabilities. First, the Company has put greater emphasis on adjustable rate loans, which generally reprice in one year or short-term loans. Second, the Company has focused its investment activities on short- and medium-term securities. Third, the Company has attempted to maintain and increase its regular savings and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates. Fourth, the Company has utilized long-term borrowings to adjust the term to repricing of its liabilities.

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates of two hundred basis points. The following tables present the Company's projected change in NPV and net interest income for the various rate shock levels as of December 31, 1997. NPV values and impact on net interest income for the Company are regularly calculated internally. All market rate sensitive instruments presented in these tables are classified as available-for-sale. The Company has no trading securities.

CHANGES IN NET PORTFOLIO VALUE:
-------------------------------

                                     MARKET
                                    VALUE OF
CHANGE IN                           PORTFOLIO     ACTUAL      PERCENT
   INTEREST RATES                    EQUITY       CHANGE      CHANGE
---------------------------------  -----------  -----------  ---------

200 basis point rise               $ 6,203,000  (6,267,000)    (50.3%)
Base Rate Scenario                  12,470,000         -0-       .00
200 basis point decline             19,623,000   7,153,000      57.4%


CHANGES IN NET INTEREST INCOME:
---------------------------------

                                       NET
CHANGE IN                           INTEREST      ACTUAL     PERCENT
   INTEREST RATES                    INCOME       CHANGE     CHANGE
---------------------------------  -----------  ----------   -------

200 basis point rise               $28,474,400     811,000       2.9%
Base Rate Scenario                  27,663,000         -0-       .00
200 basis point decline             26,320,000  (1,343,000)     (4.9%)

     The preceding table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to decrease and in the event of a decrease in prevailing market rates, the Company's net interest income would be expected to decrease. At December 31, 1997, the Company's estimated changes in NPV were acceptable to the Company's Board of Directors.

     NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent consultants and other public sources.

     Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of NPV. Certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable rate loans in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable rate loans may decrease in the event of interest rate increases.

INTEREST RATE SENSITIVITY GAP UP TO ONE YEAR

     As of December 31, 1997, excluding NOW and savings accounts, which the Company does not consider to be rate sensitive, the Company has a positive interest sensitivity gap up to one year. The following table presents the interest-sensitivity gap of the Company, the ratio of rate sensitive assets to rate sensitive liabilities and comfort ranges as of December 31, 1998.

                                              UP TO
                                             ONE YEAR
                                      ----------------------
                                      (Dollars In Thousands)

  Total rate sensitive assets                      $ 134,049
  Total rate sensitive liabilities                   122,744
                                                   ---------

  Interest-sensitivity gap                         $  11,305
                                                   =========

  GAP ratio                                             1.09
                                                   =========

  Comfort range                                     .90-1.20
                                                   =========

FINANCIAL CONDITION

     The Company, including its subsidiary Banks, reported consolidated total assets of approximately $328.8 million at December 31, 1997 and $297.3 million at December 31, 1996 representing an increase of approximately $31.5 million for the year ended December 31, 1997. Loan growth exceeded deposit growth as loans increased approximately $26.7 million and deposits increased approximately $17.5 million. Additionally, funds were provided by operations of $5.1 million, sale of stock of $.1 million, Federal Home Loan Bank advances of $11.1 million, decrease in investment securities of $4.3 million and decrease in federal funds sold of $2.8 million. These funds were used to purchase additional bank premises and equipment of $1.1 million, pay dividends of $.7 million, increase interest-bearing deposits $1.9 million, increase cash by $8.5 million, acquire life insurance policies of $.8 million and decrease note payable to correspondent bank by $1.2 million. The growth in loans and deposits is attributable to several factors, including growth in the customer base due to the business development efforts of the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the Company's subsidiary banks. The acquisition of life insurance policies was attributed to the acquisition of single deposit life insurance policies on certain key employees added to the deferred compensation plan which was established in 1994. While the benefits to be paid pursuant to the plan are to be funded from the general assets of the Company, the life insurance policies provide the primary funding source. The balance of such cash values at December 31, 1997 was approximately $2,747,000.

     The changes in interest rates as previously discussed are reflective of interest rates in general and market conditions, including competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

     The Company's capital to assets ratio as of December 31, 1997 and 1996 was 9.35% and 9.10%, respectively.

     The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and its subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1997, the most recent notification from banking regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Company and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institutions' category.

      The Company's actual capital amounts and ratios and the minimum amounts and ratios under the capital adequacy and prompt corrective action provisions are presented below:

                                                                                     TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                              FOR CAPITAL         PROMPT CORRECTIVE
                                     ACTUAL:               ADEQUACY PURPOSES:     ACTION PROVISIONS:
                                ---------------         -----------------------  --------------------
                                AMOUNT      RATIO         AMOUNT       RATIO       AMOUNT    RATIO
                                -------    -------      -----------------------  --------------------
                                                           (Dollars in thousands)
As of December 31, 1996
 Total Capital
   (to Risk Weighted Assets)    $27,180     13.56%       16,034         $8.0%      20,043     $10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)     24,674     12.31%        8,017         $4.0%      12,026     $ 6.0%
 Tier 1 Capital
   (to Average Assets)           24,674      8.55%       11,549         $4.0%      14,437     $ 5.0%
As of December 31, 1997
 Total Capital
   (to Risk Weighted Assets)     32,184     14.67%       17,552         $8.0%      21,940     $10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)     29,442     13.42%        8,776         $4.0%      13,164     $ 6.0%
 Tier 1 Capital
   (to Average Assets)           29,442      9.40%       12,522         $4.0%      15,652     $ 5.0%

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management involves the matching of the cash flow requirements of customers, for the withdrawal of funds or the funding of additional loans, and the ability of the Company's subsidiary banks to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

     The Company's subsidiary banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on its subsidiary banks' investments. The Company's subsidiary banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At December 31, 1997, the Company's subsidiary banks' cash and due from banks were approximately $20.2 million (after reduction for their required reserves of $1.3 million), their short-term deposits with financial institutions were $3.2 million, and their federal funds sold were $11.7 million. The effect of the required reserves is to reduce available liquidity. All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately $52.6 million at December 31, 1997, can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of $28.2 million were pledged as of December 31, 1997.

     The Company's subsidiary banks' funding needs are based primarily on the volume of lending. The primary funding source is from new deposits. The Company's subsidiary banks seek to attract new deposits by paying rates of interest on deposit accounts which are competitive in their respective primary service areas. The Company's subsidiary banks generally do not pay brokers' commissions in connection with the obtaining of deposits or have deposits outside the primary service area. The Company's subsidiary banks do not pay premiums to attract deposits. As of December 31, 1997, the average cost for deposit liabilities was approximately 5.23%. The Company's subsidiary banks continue to expect that new deposits will serve as its primary funding source.

     The Company's subsidiary banks also have the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions. The Company's subsidiary banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Company's subsidiary banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $28.2 million at December 31, 1997 at an average rate of 6.20%.

     The average loan to deposit ratio for the Company at December 31, 1997 was 84.1% compared to 79.5% at December 31, 1996.

     The Company has announced its plans to acquire Investors and has signed a Merger Agreement. The anticipated effective date is prior to May 31, 1998. The transaction is to be consummated by the issuance of 855,057 shares (before adjustment for stock split) of the Company Common Stock in exchange for the outstanding common stock, warrants, and options of Investors. It is anticipated that the Merger will qualify as a "pooling of interests" for financial reporting purposes. Regulatory and shareholder approvals will be required.

     On February 10, 1998, the Company announced plans to effect a two-for-one stock split on March 10, 1998 to shareholders of record on February 17, 1998.

     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations including recommendations by regulatory authorities which would have such an effect.

YEAR 2000 ISSUE

     Based on a preliminary study, the Company expects to spend approximately $200,000 to $250,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. Management believes that the amount expensed in 1997 was immaterial.

     On February 6, 1998 the Company received recommendations from the FDIC regarding year 2000 issues applicable to The Park Avenue Bank. The recommendations of the FDIC were made as a result of a special purpose visit made by the FDIC to The Park Avenue Bank. The FDIC has recommended that the Board of Directors of the Company be advised of progress reports regarding the status of the year 2000 plan relating to The Park Avenue Bank. The Board of Directors of the Company intends to evaluate the recommendations made by the FDIC to determine any required actions to be taken.

AVERAGE BALANCE SHEETS

    The following table presents average balance sheets for the years ended December 31, 1996 and 1997.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                          ASSETS                            1996         1997
                          ------                         ----------    ---------
                                                          (Dollars in thousands)
Cash and Cash Equivalents:
 Cash and Due From Banks                                     $ 10,727    11,967
 Interest-Bearing Deposits in Other Banks                       1,342     3,493
 Federal Funds Sold and Securities Purchased Under
  Agreement to Resell                                           6,566     4,738
                                                             --------   -------
   Total Cash and Cash Equivalents                             18,635    20,198
Time Deposits                                                     836     1,027
Investment Securities                                          60,275    54,196
Investment in Unconsolidated Subsidiary                           142       118
Loans, Net of Allowance for Loan Losses and unearned
 Interest                                                     185,232   210,782
Bank Premises and Equipment                                     6,672     7,160
Land and Building of Former Banking Offices                       387       415
Land Held for Future Development                                  367       282
Property Acquired in Settlement of Loans                          422       142
Accrued Interest Receivable                                     3,230     3,488
Goodwill                                                        2,320     2,212
Cash Value of Life Insurance                                    1,732     2,135
Other Assets                                                      802       828
                                                             --------   -------
  Total Assets                                               $281,052   302,983
                                                             ========   =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits:
 Demand                                                      $ 34,551    36,621
 NOW                                                           52,145    51,431
 Savings                                                       17,460    17,310
 Time                                                         131,995   144,284
                                                             --------   -------
                                                              236,151   249,646

Federal Funds Purchased                                           628       633
Notes Payable                                                   2,100       954
Advances from Federal Home Loan Bank                           15,493    20,391
Accrued Interest                                                  652       749
Other Liabilities                                                 982     1,575
                                                             --------   -------

  Total Liabilities                                           256,006   273,948
                                                             --------   -------

Stockholders' Equity:
 Common Stock                                                   1,264     1,264
 Additional Paid in Capital                                    15,183    15,879
 Retained Earnings                                              9,941    12,956
 Unrealized Gain (Loss) on Available-for-Sale Securities          (77)      (60)
                                                             --------   -------
                                                               26,311    30,039
 Treasury Stock                                                (1,265)   (1,004)
                                                             --------   -------
                                                               25,046    29,035
                                                             --------   -------
  Total Liabilities and Stockholders' Equity                 $281,052   302,983
                                                             ========   =======

AVERAGE YIELDS EARNED AND RATES PAID

    The following table presents the average balances, average yields and interest earned on interest-earning assets and average rates and interest paid on interest-bearing liabilities for the years ended December 31, 1996 and 1997.

                                                                YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                                         1996                      1997
                                             --------------------------  --------------------------
                                             AVERAGE   INCOME/  YIELDS/   AVERAGE  INCOME/YIELDS/
                                             BALANCES  EXPENSE  RATES    BALANCES  EXPENSE   RATES
                                             --------  -------  -------  --------  -------  -------
                                                                (Dollars in thousands)

Average yield on loans (1)(3)                $187,676   18,034   9.61%   213,468   20,898     9.79%
Average yield on taxable
 investment securities                         57,467    3,662   6.37     51,703    3,326     6.43
Average yield on non-tax-
 able investment securities (2)                 2,917      156   5.34      2,577      131     5.08
Average yield on interest-
 bearing deposits in banks                      2,178       84   3.84      4,520      226     5.00
Average yield on Federal
 Funds sold                                     6,566      274   4.17      4,738      299     6.31
                                             --------   ------   ----    -------   ------     ----

Average yield on all
 interest-earning assets                     $256,804   22,210   8.65%   277,006   24,880     8.98%
                                             ========   ======   ====    =======   ======     ====

Average rate paid on NOW
 account deposits                            $ 52,145    1,659   3.18%    51,431    1,539     2.99%
Average rate paid on savings
 deposits                                      17,460      543   3.11     17,310      528     3.06
Average rate paid on time deposits            131,995    7,822   5.93    144,284    8,399     5.82
Average rate paid on advances from
 Federal Home Loan Bank                        15,493      843   5.44     20,391    1,227     6.02
Average rate paid on other long-term
 indebtedness                                   2,100      162   7.71        954       77     8.07
Average rate paid on Federal Funds
 purchased                                        628       33   5.25        633       27     4.27
                                             --------   ------   ----    -------   ------     ----

Average rate paid on all interest-bearing
 liabilities                                 $219,821   11,062   5.04%   235,003   11,797     5.02%
                                             ========   ======   ====    =======   ======     ====
Average net yield on interest-earning
 assets (net interest income as a
 percentage of average interest-earning
  assets)                                                        4.34%                        4.72%
                                                                 ====                         ====
----------------------------------------------------------------------------------------------------------

(1) Non-accruing loans have been included in the "average amount outstanding" and average loans have not been reduced by the allowance for loan losses.
(2) Interest income on tax exempt securities has not been calculated on a tax equivalent basis.
(3) Loan fees included in interest income amounted to approximately $691,000 in 1996 and $951,000 in 1997.

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

                                                     YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------
                                             1995 VS. 1996            1996 VS. 1997
                                         ---------------------    -----------------------
                                           INCREASE (DECREASE)      INCREASE (DECREASE)
                                                 DUE TO                   DUE TO
                                         ---------------------   ------------------------
                                         VOLUME   RATE    NET     VOLUME   RATE    NET
                                         -------  -----  ------  -------  ------  -------
                                                      (Dollars in thousands)
Interest Income:
 Loans                                   $2,292   (242)  2,050    2,520     344    2,864
 Taxable investment securities              284    103     387     (371)     35     (336)
 Non-taxable investment securities           30    (31)     (1)     (18)     (7)     (25)
 Interest-bearing deposits in banks         (74)   (30)   (104)     111      31      142
 Federal Funds sold                          88   (121)    (33)     (30)     55       25
                                         ------   ----   -----    -----    ----    -----

   Total                                  2,620   (321)  2,299    2,212     458    2,670
                                         ------   ----   -----    -----    ----    -----

Interest Expense:
 NOW account deposits                        30     11      41      (22)    (98)    (120)
 Savings deposits                           (33)   (11)    (44)      (5)    (10)     (15)
 Time deposits                              883     82     965      721    (144)     577
 Federal Funds purchased                     31    -0-      31      -0-      (6)      (6)
 Advances from Federal Home Loan Bank       480    (28)    452      287      97      384
 Other long-term indebtedness                (6)     3      (3)     (93)      8      (85)
                                         ------   ----   -----    -----    ----    -----

   Total                                  1,385     57   1,442      888    (153)     735
                                         ------   ----   -----    -----    ----    -----

Net Interest Income                      $1,235   (378)    857    1,324     611    1,935
                                         ======   ====   =====    =====    ====    =====

INVESTMENT PORTFOLIO

    The following table presents investments in obligations of (1) U.S. Treasury and other U.S. government agencies and corporations, (2) states of the U.S. and political subdivisions and (3) other securities as of December 31, 1996 and 1997.

                                                        DECEMBER 31,
                                       ----------------------------------------------
                                                 1996                  1997
                                       ----------------------------------------------
                                       SECURITIES  SECURITIES  SECURITIES  SECURITIES
                                       AVAILABLE-   HELD-TO-   AVAILABLE-   HELD-TO
                                        FOR SALE    MATURITY    FOR SALE    MATURITY
                                       ----------  ----------  ----------  ----------
                                                   (Dollars in thousands)

 U.S. Treasury and other
   U.S. government agencies
   and corporations                       $51,335         -0-      45,582         -0-
 States of the U.S. and
   political subdivisions                   2,246         -0-       2,804         -0-
 Other securities                           3,157         -0-       4,044         -0-
                                          -------         ---      ------        ----

   Total                                   56,738         -0-      52,430         -0-

 Unrealized gains (losses)
   on available-for-sale-securities            45         -0-         192         -0-
                                          -------         ---      ------        ----

                                          $56,783         -0-      52,622         -0-
                                          =======         ===      ======        ====
----------------------------------

(1) Securities available-for-sale are carried at market value and securities held-to-maturity are carried at amortized cost.

    The following table presents the amortized cost (cost for equity securities) of investments in obligations of (1) U.S. Treasury and other U.S. government agencies and corporations, (2) states of the U.S. and political subdivisions and
(3) other securities as of December 31, 1997 that are due (1) in one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. In addition, the table provides the weighted average yield for each range of maturities.


                                                AMOUNT AT DECEMBER 31, 1997 DUE IN
                                             AFTER ONE       AFTER FIVE
                                            THROUGH FIVE    THROUGH TEN     AFTER TEN
                          ONE YEAR OR LESS      YEARS           YEARS          YEARS           TOTAL
                          ----------------------------------------------------------------------------------
                            AMOUNT  YIELD   AMOUNT   YIELD  AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT   YIELD
                          --------------------------------------------------------------------------------
                           (Dollars in thousands)
U. S. Treasury and
 other U. S.  Government
 Agencies and Corporations  $8,977  5.98%   26,807   6.51%   4,920  6.71%   4,878  6.79%  45,582   6.46%

States of the U.S. and
 Political Subdivisions
 (1)(2)                        396  0.14%    2,101   7.79%     214  7.03%      93  4.18%   2,804   7.80%

Other
 securities (2)(3)             -0-   .00%      -0-    .00%     -0-   .00%   4,044  6.25%   4,044   6.25%
                            ------  ----    ------   ----    -----  ----    -----  ----   ------   ----
Total                       $9,373  6.12%   28,908   6.60%   5,134  6.73%   9,015  6.52%  52,430   6.51%
                            ======  ====    ======   ====    =====  ====    =====  ====   ======   ====

------------------------------------------

(1) Yields on tax exempt obligations have not been computed on a tax equivalent basis.

(2) As of December 31, 1997, there was no aggregate book values of any issuer which exceeded 10% of stockholders' equity.

(3) Consists of domestic corporate notes, stocks and mutual funds which are comprised of Federal Home Loan Bank of Atlanta and Georgia Bankers Bank stock and mutual funds consisting predominately of U.S. Government securities. Yield represents yield earned for 1997.

LOAN PORTFOLIO

    Before reduction for the allowance for loan losses, the loan portfolio totaled approximately $224.9 million at December 31, 1997 which was an increase of approximately $26.5 million from December 31, 1996 or 13.4%. During the year ended December 31, 1997, average net loans were approximately $210.8 million compared to $185.2 million in 1996, an increase of approximately $25.6 million. During the year ended December 31, 1995, average net loans were approximately $161.7 million. These average loan levels reflected a greater rate of growth from 1996 to 1997 of $25.6 million compared to the rate of growth from 1995 to 1996 of $23.5 million.

    The following table sets forth information summarizing the composition of the loan portfolio at December 31, 1996 and 1997:

                                                    DECEMBER 31,
                                              ------------------------
                                                  1996         1997
                                              ------------  ----------
                                               (Dollars in thousands)

Commercial, financial and agricultural           $ 33,183      39,078
Real estate - construction                         10,645      13,311
Real estate - mortgage                            126,951     143,879
Installment loans to individuals and other         23,074      23,925
Loans secured by deposits                           4,586       4,812
Overdrafts                                            270         195
Foreign loans                                         -0-         -0-
                                                 --------     -------
                                                  198,709     225,200
Deferred loan fees, net                              (143)       (164)
Unearned interest                                    (160)       (173)
                                                 --------     -------
                                                  198,406     224,863
Allowance for loan losses                          (2,550)     (2,865)
                                                 --------     -------

 Loans, Net                                      $195,856     221,998
                                                 ========     =======

  The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans for the categories indicated maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                            AMOUNTS AT DECEMBER 31, 1997 DUE IN
                                          ----------------------------------------
                                                    AFTER ONE
                                                       YEAR
                                          ONE YEAR   THROUGH    DUE AFTER
                                          OR LESS   FIVE YEARS  FIVE YEARS  TOTAL
                                          --------  ----------  ----------  ------
                                                   (Dollars in thousands)
Commercial, financial and agricultural     $19,819      13,128       6,131  39,078
Real estate - construction                  10,789       1,714         808  13,311
Loans secured by deposits                    3,602       1,159          51   4,812
                                           -------      ------       -----  ------

   Total                                   $34,210      16,001       6,990  57,201
                                           =======      ======       =====  ======

    The following table presents the total amount of loans shown in the preceding table which are due after one year and which have fixed interest rates and have variable interest rates.

Loans maturing after one year with:
 Fixed interest rates                                    $ 9,356
 Variable interest rates                                  13,635
                                                         -------
   Total                                                 $22,991
                                                         =======

    The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1996 and 1997. Nonperforming loans consists of loans which have been placed on nonaccrual status or are past due more than ninety days with respect to principal or interest.

                                                     DECEMBER 31,
                                                 ---------------------
                                                    1996        1997
                                                 -----------  --------
                                                 (Dollars in thousand)

Loans accounted for on a nonaccrual basis (1)          $ 291       368
Accruing loans which are contractually past
 due 90 days or more as to principal or
 interest payments (1)                                   241       178
Other loans which are "troubled debt
 restructurings" (1)                                     -0-       -0-

    For the year ended December 31, 1997, for loans accounted for on a nonaccrual basis and other loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, the gross interest income that would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $32,000 and the amount of interest income on those loans that was included in net income for the period was approximately $17,000.

    A loan is placed on non-accrual status when it is determined by management that it is reasonably possible that full collection of principal and interest will not be received.

    As of December 31, 1997, in the opinion of management, there are no additional problem loans of significance which are not now disclosed under information concerning non-accrual, past due and restructured loans.

    As of December 31, 1997, there are no loan concentrations exceeding 10% of total loans which are not otherwise disclosed previously as a category of loans.

    As of December 31, 1997, there are no other interest-bearing assets that would be required to be disclosed as nonaccrual, past due or restructured loans if such assets were loans.

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

    The reserve for possible loan losses was approximately 1.27% of outstanding loans at December 31, 1997 and 1.29% at December 31, 1996. The reserve was increased to approximately $2,865,000 at December 31, 1997 from approximately $2,550,000 at December 31, 1996. Nonperforming loans increased from approximately $291,000 at December 31, 1996 to approximately $368,000 at December 31, 1997, representing .16% of total loans. Management believes that the reserve for loan losses of approximately $2,865,000 at December 31, 1997 is adequate due to the $261,000 of charge offs in the year ended December 31, 1997 and the fact that approximately $162.0 million or 71.9% of the banks' loan portfolio consisted of loans secured by real estate and deposit accounts.

    The following table sets forth an analysis of loss experience for the periods indicated:

                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------
                                                      1996          1997
                                                  -------------  ----------
                                                   (Dollars in thousands))
Balance at beginning of period                          $2,294       2,550
                                                        ------       -----
Charge-Off's:
 Domestic:
   Commercial, financial and agricultural                   18          56
   Real estate - construction                              -0-         -0-
   Real estate - mortgage                                   83          36
   Installment loans to individuals                         60         169
   Loans secured by deposits                               -0-         -0-
   Overdrafts                                              -0-         -0-
 Foreign                                                   -0-         -0-
                                                        ------       -----

                                                           161         261
                                                        ------       -----
Recoveries:
 Domestic:
   Commercial, financial and agricultural                  -0-         -0-
   Real estate, construction                               -0-         -0-
   Real estate - mortgage                                  -0-          16
   Installment loans to individuals                         12          27
   Loans secured by deposits                               -0-         -0-
   Overdrafts                                              -0-         -0-
 Foreign                                                   -0-         -0-
                                                        ------       -----

                                                            12          43
                                                        ------       -----
Net Charge-Off's                                           149         218
                                                        ------       -----
Additions charged to operations                            405         533
                                                        ------       -----
Balance at end of period                                $2,550       2,865
                                                        ======       =====
Ratio of net charge-off's during the period to
 average loans outstanding during the period              $.08%        .10%
                                                        ======       =====

    The banks have allocated the reserve for possible loan losses according to the amounts deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below based on management's evaluation of the loan portfolio. The amounts and percentages of such components of the reserve for possible loan losses at December 31, 1996 and 1997 and the percent of loans in each category to total loans are presented below.

                                              DECEMBER 31,
                               -------------------------------------------
                                       1996                   1997
                               ---------------------  --------------------
                                          PERCENT               PERCENT
                                          OF LOANS              OF LOANS
                                          IN EACH               IN EACH
                                        CATEGORY TO           CATEGORY TO
                               AMOUNT   TOTAL LOANS   AMOUNT  TOTAL LOANS
                               -------  ------------  ------  ------------
                                         (Dollars in thousands)
Domestic:
 Commercial, financial and
   agricultural                 $  437        16.70%     509        17.35%
 Real estate - construction        140         5.36      173         5.91
 Real estate - mortgage          1,670        63.89    1,872        63.89
 Installment loans to
   individuals                     303        11.61      311        10.62
 Loan secured by deposits          -0-         2.31      -0-         2.14
 Overdrafts                        -0-          .13      -0-          .09
Foreign                            -0-          .00      -0-          .00
Unallocated                        -0-          .00      -0-          .00
                                ------       ------    -----       ------

                                $2,550       100.00%   2,865       100.00%
                                ======       ======    =====       ======

  The following table sets forth an analysis of the average amount outstanding and the average rate paid for all deposits for the categories and periods indicated.

                                                 YEAR ENDED DECEMBER 31,
                                        ------------------------------------------
                                                1996                  1997
                                        ---------------------  -------------------
                                         AVERAGE    AVERAGE    AVERAGE   AVERAGE
                                         AMOUNT    RATE PAID   AMOUNT   RATE PAID
                                        ---------  ----------  -------  ----------
                                                  (Dollars in thousands)
Deposits in domestic bank
 offices:
 Noninterest-bearing demand deposits     $ 34,551        .00%   36,621        .00%
 Interest-bearing demand deposits          52,145       3.18    51,431       2.99
 Savings deposits                          17,460       3.11    17,310       3.06
 Time deposits                            131,995       5.93   144,284       5.82
Deposits in foreign banking offices           -0-        .00       -0-        .00
                                         --------              -------
   Total                                 $236,151              249,646
                                         ========              =======

Deposit Maturities

    The principal sources of funds for the Banks' loans and investments are demand, time, savings and other deposits and borrowings. The Banks offer a variety of deposit accounts including checking and NOW accounts, savings and time accounts, certificates of deposit and money market accounts. As of December 31, 1997, total deposits were approximately $267.3 million compared to approximately $249.7 million at December 31, 1996. Although, in some instances, time deposits greater than $100,000 may be more sensitive to changes in interest rates, substantially all the Banks' deposits are derived from within their primary service areas which management believes are not as interest rate sensitive as are more urban service areas. The Banks do not have any brokered deposits.

    The following table summarizes maturity information for time deposits greater than $100,000 at December 31, 1997.

                                          (Dollars in thousands)
                                          -----------------------

 Three months or less                              $12,069
 Over three through six months                      10,498
 Over six through twelve months                     21,039
 Over twelve months                                  2,673
                                                   -------

   Total                                           $46,279
                                                   =======

ADVANCES FROM FEDERAL HOME LOAN BANK

   The following table shows the Company's borrowings from the Federal Home Loan Bank and the weighted average interest rates thereon at the end of the last two years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the two years.


                                                         FEDERAL HOME
                                                           LOAN BANK
                                                            ADVANCES
                                                    ----------------------
                                                     (Dollars in thousands)
Balance at December 31:
     1997                                                     $28,168
     1996                                                      17,096
Weighted Average Interest
 Rate At Year End:
   1997                                                          6.20%
   1996                                                          6.42%
Maximum Amount Outstanding
   At Any Month's End:
     1997                                                     $28,168
     1996                                                      22,650
Average Amount Outstanding
   During The Year:
     1997                                                     $20,391
     1996                                                      15,493
Weighted Average Interest

 Rate During The Year:
   1997                                                          6.02%
   1996                                                          5.44%

Interest Rate Sensitivity

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

    The following table presents the interest sensitivity gap of the companies as of December 31, 1997.

                                                      OVER       OVER
                                            3       3 MONTHS    1 YEAR
                                          MONTHS    THROUGH    THROUGH   OVER
                                         OR LESS   12 MONTHS   5 YEARS  5 YEARS   TOTAL
                                         --------  ---------   -------  -------  -------
                                                     (Dollars in thousands)
Interest-earning assets:
 Short-term deposits                     $  2,198      1,000       -0-      -0-    3,198
 Loans                                     86,828     18,857    61,388   57,790  224,863
 Investment securities                      3,454      9,992    26,368   12,616   52,430
 Federal funds sold                        11,720        -0-       -0-      -0-   11,720
                                         --------    -------    ------  -------  -------
   Total interest-earning assets          104,200     29,849    87,756   70,406  292,211
                                         --------    -------    ------  -------  -------

Interest-bearing liabilities:
 NOW, savings and money
   market accounts (1)                        -0-        -0-       -0-      -0-      -0-
 Time deposits                             34,749     79,590    33,815      -0-  148,154
 Advances from Federal Home
  Loan Bank                                   488      7,917    13,791    5,972   28,168
                                         --------    -------    ------  -------  -------
   Total interest-bearing liabilities      35,237     87,507    47,606    5,972  176,322
                                         --------    -------    ------  -------  -------

Interest-sensitivity gap                 $ 68,963    (57,658)   40,150   64,434  115,889
                                         ========    =======    ======  =======  =======

Cumulative interest sensitivity GAP      $ 68,963     11,305    51,455  115,889
                                         ========    =======    ======  =======

Interest Sensitivity GAP ratio               2.96        .34      1.84    11.79
                                         ========    =======    ======  =======

Cumulative interest
 sensitivity GAP ratio                       2.96       1.09      1.30     1.66
                                         ========    =======    ======  =======
Comfort range .90 - 1.20

----------------------------------------

(1)  Not considered rate sensitive.

IMPACT OF INFLATION AND CHANGING PRICES

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

ITEM 7.   FINANCIAL STATEMENTS.



     The consolidated financial statements, notes thereto and auditor's report thereon set forth beginning on page F-1 of this report and are incorporated herein by reference.



                  Index to Consolidated Financial Statements
                  ------------------------------------------


Financial Statements                                                   Page
--------------------                                                   ----

Independent Auditor's Report........................................    F-2

Consolidated Balance Sheets.........................................    F-3

Consolidated Statements of Income...................................    F-5

Consolidated Statement of Stockholders' Equity......................    F-7

Consolidated Statements of Cash Flows...............................    F-8

Notes to Financial Statements.......................................   F-10



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.



                                 PART III
                                 --------




ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -------------------------------------------------


     The information set forth under the heading "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference. Information with respect to the Company's executive officers is included in Item 1 of Part I of this Report.


ITEM 10.    EXECUTIVE COMPENSATION.
            ----------------------

     The information set forth under the sub-heading "Executive Compensation" under the heading "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
             --------------------------------------------------------------

     The information set forth under the heading "Principal Shareholders" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholder is incorporated herein by reference.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
             ----------------------------------------------


     The information set forth under the heading "Certain Transactions" in the Company's Proxy for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.


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



     3.   EXHIBITS.
          --------



     Exhibit No.    Description
     -----------    -----------



     (1) 3.1 Articles of Incorporation as amended and restated effective May 28, 1997


     (2) 3.2        Bylaws


     (3) 4.1        Specimen Stock Certificate


     (1)21.1        Subsidiaries of the Registrant


     (1)23.1        Accountants Consent


     (1)27.1        Financial Data Schedule



(1)  Filed herewith.


(2) Previously filed by the Company pursuant to a Registration Statement on Form S-18 (File No. 33-27456-A) on March 8, 1989, and such document is incorporated herein by reference.



(3) Exhibit 4.1 was previously filed by the Company as exhibit 3.1 to Amendment No. 1 to a Registration Statement on Form S-18 (File No. 33-27456-A) on April 3, 1989, and such document is incorporated herein by reference.



(b)  REPORTS ON FORM 8-K.
     -------------------


     None.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                              ----

PAB Bankshares, Inc. and Subsidiaries
  Independent Auditors' Report                                                                F-2
  Consolidated Balance Sheets - December 31, 1997 and 1996                                    F-3
  Consolidated Statements of Income - Years ended December 31, 1997 and 1996                  F-5
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997 and 1996    F-7
  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996              F-8
  Notes to Consolidated Financial Statements - December 31, 1997 and 1996                     F-10


                           INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
PAB Bankshares, Inc. and Subsidiaries



     We have audited the accompanying consolidated balance sheets of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



_____________________________________


Valdosta, Georgia
January 23, 1998


                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------
                                                                                         DECEMBER 31,
                                                                                   -------------------------
                                                                                        1996         1997
                                                                                   ------------  -----------
Cash and Cash Equivalents:
 Cash and due from banks                                                           $  9,739,420   18,234,261
 Interest-bearing deposits in other banks                                             3,907,836    3,247,147
 Federal funds sold and securities purchased under
  agreement to resell                                                                14,515,000   11,720,075
                                                                                   ------------  -----------
  Total Cash and Cash Equivalents                                                    28,162,256   33,201,483
Time Deposits                                                                           595,000    3,198,000
Investment Securities available-for-sale, at fair value, Notes 1 and 2               56,783,089   52,622,166
Investment in Unconsolidated Subsidiary, Notes 1 and 19                                 130,872       66,749
Loans, Net of Allowance for Loan Losses ($2,550,242 - 1996; $2,865,478 - 1997)
 and Unearned Interest, Notes 1, 5, 8 and 16                                        195,856,247  221,997,963
Bank Premises and Equipment, Notes 1 and 3                                            6,707,165    7,672,646
Property Acquired in Settlement of Loans and Other Real Estate Owned:
 Land and building of former banking offices, Notes 1 and 4                             445,457      315,277
 Land held for future development, Note 1                                               366,790          -0-
 Property acquired in settlement of loans, Note 1                                       334,596      384,790
Accrued Interest Receivable                                                           3,175,569    3,667,040
Cash Value of Life Insurance, Note 10                                                 1,957,298    2,783,838
Goodwill, Note 1                                                                      2,266,170    2,158,266
Other Assets, Note 1                                                                    524,372      723,564
                                                                                   ------------  -----------

 Total Assets                                                                      $297,304,881  328,791,782
                                                                                   ============  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Deposits:
 Demand                                                                            $ 40,203,157   48,495,956
 NOW                                                                                 51,926,581   53,919,883
 Savings                                                                             17,431,631   16,685,772
 Time, $100,000 and over, Note 6                                                     45,525,141   46,278,966
 Other time, Note 6                                                                  94,587,414  101,874,639
                                                                                   ------------  -----------
                                                                                    249,673,924  267,255,216

Notes Payable, Note 7                                                                 1,200,000          -0-
Advances from Federal Home Loan Bank, Note 8                                         17,096,499   28,168,166
Accrued Interest Payable                                                                725,549      698,291
Advance Payments by Borrowers for Taxes and Insurance                                   159,505      180,322
Dividends Payable                                                                       210,214      268,466
Other Liabilities, Note 10                                                            1,172,677    1,489,480
                                                                                   ------------  -----------

  Total Liabilities                                                                 270,238,368  298,059,941
                                                                                   ------------  -----------

Stockholders' Equity:
 Common stock, no par value, 15,000,000 shares authorized,
  2,908,119 shares (1996 - 2,892,639) issued and 2,825,963
  shares (1996 - 2,802,849) outstanding                                               1,263,745    1,263,745
 Preferred stock, no par value, 1,500,000 shares authorized,
  no shares issued or outstanding                                                           -0-          -0-
 Additional paid in capital                                                          15,609,717   15,934,580

 Retained earnings                                                 11,246,210    14,401,920
 Unrealized gains (losses) on available-for-sale securities,
  net of applicable deferred income taxes                              21,388       114,785
                                                                 ------------   -----------
                                                                   28,141,060    31,715,030
 Treasury stock, at cost (82,156 shares; 1996 - 89,790)            (1,074,547)     (983,189)
                                                                 ------------   -----------
                                                                   27,066,513    30,731,841
                                                                 ------------   -----------
   Total Liabilities and Stockholders' Equity                    $297,304,881   328,791,782
                                                                 ============   ===========

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                                1996         1997
                                                            ------------  -----------
Interest Income:
Interest and fees on loans, Note 1                           $18,034,306  20,897,682
Interest on investment securities:
 Taxable                                                       3,662,105   3,326,581
 Tax exempt                                                      155,760     130,780
Interest on federal funds sold                                   273,787     299,237
Interest on deposits in banks                                     83,654     225,970
                                                             -----------  ----------

 Total                                                        22,209,612  24,880,250
                                                             -----------  ----------

Interest Expense:
Interest on deposits                                          10,023,870  10,466,506
Interest on federal funds purchased                               32,897      26,611
Interest on notes and mortgages, Note 7                          161,657      76,688
Interest on advances from Federal Home Loan Bank, Note 8         843,145   1,227,178
                                                             -----------  ----------

 Total                                                        11,061,569  11,796,983
                                                             -----------  ----------

Net Interest Income                                           11,148,043  13,083,267

Provision for Loan Losses, Notes 1 and 5                         405,000     532,900
                                                             -----------  ----------

Net Interest Income After Provision for Loan Losses           10,743,043  12,550,367
                                                             -----------  ----------

Other Income:
Service charges on deposit accounts                            1,628,670   1,876,687
Insurance commissions                                             49,183     118,586
Equity in earnings of unconsolidated subsidiary, Note 19         215,692     255,877
Gain (Loss) on sale of loans                                      11,412      23,955
Gain (Loss) on sale of other real estate                           1,328       2,154
Gain (Loss) on sale of assets                                      2,951         -0-
Securities gains (losses), Note 1                                137,718     (13,824)
Other income                                                     519,802     576,519
                                                             -----------  ----------

 Total                                                         2,566,756   2,839,954
                                                             -----------  ----------

Other Expenses:
Compensation                                                   3,596,876   4,127,764
Other personnel expenses, Notes 9 and 10                         745,028     953,430
Occupancy expense of bank premises                               405,827     429,758
Furniture and equipment expense                                  778,640     837,498
Federal deposit insurance                                        103,175      64,240
Special SAIF assessment                                          384,882         -0-
Postage and courier services                                     194,568     228,428
Supplies                                                         269,672     358,318
Amortization, Note 1                                             107,903     107,903
Other operating expenses                                       1,722,672   1,916,362
                                                             -----------  ----------
 Total                                                         8,309,243  9,023,701
                                                               ----------  ---------



Income Before Income Taxes                                     5,000,556  6,366,620

Income Taxes, Notes 1 and 13                                   1,652,002  2,222,487
                                                              ----------  ---------

Net Income                                                    $3,348,554  4,144,133
                                                              ==========  =========

Earnings Per Share, Note 1:
 Basic                                                        $      .61        .73
                                                              ==========  =========
 Diluted                                                      $      .60        .73
                                                              ==========  =========

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               ------------------------------------------------
                                                                                        UNREALIZED
                                                                                          GAINS
                                                                                       (LOSSES) ON
                                                                                        AVAILABLE-
                                                                                         FOR-SALE
                                                                                       SECURITIES,
                                                                                          NET OF
                                                              ADDITIONAL                APPLICABLE
                                         COMMON    PREFERRED   PAID IN     RETAINED     DEFERRED       TREASURY
                                          STOCK     STOCK     CAPITAL      EARNINGS    INCOME TAXES     STOCK       TOTAL
                                        ---------  --------   ----------  ----------   ------------   ---------   --------
Balances, December 31, 1995             1,263,745      -0-    14,744,822   8,646,738        184,469   1,461,043   23,378,731
Issuance of 6,692 shares at
  $10.50 to directors in lieu
  of fees                                     -0-      -0-        70,265         -0-            -0-         -0-       70,265
Issuance of 33,825 shares at
 $14.06 average through dividend
 reinvestment plan                            -0-      -0-       475,415         -0-            -0-         -0-      475,415

Issuance of 18,039 shares at $13.92
 average through common stock
 purchase plan                                -0-      -0-       251,062         -0-            -0-         -0-      251,062

Net Income                                    -0-      -0-           -0-   3,348,554            -0-         -0-    3,348,554

Dividends                                     -0-      -0-           -0-    (749,082)           -0-         -0-     (749,082)

Acquisition of 2,474
 shares of treasury stock                     -0-      -0-           -0-         -0-            -0-      30,925      (30,925)

Sale of 34,880 shares of
 treasury stock                               -0-      -0-        68,153         -0-            -0-    (417,421)     485,574

Change in unrealized gains and
 (losses) on available-for-sale
  securities, net of applicable
  deferred income taxes                       -0-      -0-           -0-         -0-       (163,081)        -0-     (163,081)
                                        ---------      ---    ----------  ----------       --------   ---------   ----------
Balances, December 31, 1996             1,263,745      -0-    15,609,717  11,246,210         21,388   1,074,547   27,066,513
Issuance of 7,634 shares at
 $12.50 to directors
 in lieu of fees                              -0-      -0-         4,069         -0-            -0-     (91,358)      95,427

Issuance of 13,075
 shares at $20.65 average
 through dividend
 reinvestment plan                            -0-      -0-       270,062         -0-            -0-         -0-      270,062

Issuance of 2,405 shares
 at $21.09 average through
 common stock purchase plan                   -0-      -0-        50,732         -0-            -0-         -0-       50,732

Net Income                                    -0-      -0-           -0-   4,144,133            -0-         -0-    4,144,133

Dividends                                     -0-      -0-           -0-    (988,423)           -0-         -0-     (988,423)

Change in unrealized gains and
 (losses) on available-for-sale
 securities, net of applicable
 deferred income taxes                        -0-      -0-           -0-         -0-         93,397         -0-       93,397
                                       ----------      ---    ----------  ----------       --------   ---------   ----------
Balances, December 31, 1997            $1,263,745      -0-    15,934,580  14,401,920        114,785     983,189   30,731,841
                                       ==========      ===    ==========  ==========       ========   =========   ==========

                                  PAB BANKSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                      ---------------------------
                                                                                          1996           1997
                                                                                      -------------  ------------
Cash Flows From Operating Activities:
 Net income                                                                           $  3,348,554     4,144,133
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                            523,828       658,566
   Deferred income taxes                                                                    73,364      (104,564)
   Provision for loan losses                                                               405,000       532,900
   Amortization                                                                            107,903       107,903
   Amortization (accretion) of subsidiary acquisition adjustments                         (178,209)      (45,989)
   (Gain) loss on sale of assets                                                            (2,951)          -0-
   (Gain) loss on sale of loans                                                            (11,412)      (23,955)
   (Gain) loss on sale of other real estate owned                                           (1,328)       (2,154)
   Securities (gains) losses                                                              (137,718)       13,824
   Minority interests                                                                          495           595
   Equity in earnings of unconsolidated subsidiary                                        (215,692)     (255,877)
   Dividend received from unconsolidated subsidiary                                        220,000       320,000
 Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                     (141,578)     (491,471)
   Increase (decrease) in accrued interest payable                                          44,931       (27,258)
   (Increase) decrease in other assets                                                     (12,117)     (112,420)
   Increase (decrease) in income taxes payable                                             (24,235)          -0-
   Increase (decrease) in other liabilities                                                464,920       378,276
                                                                                      ------------   -----------
 Net cash provided (used) by operating activities                                        4,463,755     5,092,509
                                                                                      ------------   -----------
Cash Flows From Investing Activities:
 Capital expenditures                                                                   (1,103,578)   (1,127,077)
 Proceeds from sale of assets                                                               72,810           -0-
 (Increase) decrease in time deposits                                                      608,400    (2,603,000)
 (Increase) decrease in loans                                                          (26,906,225)  (26,697,307)
 Purchase of life insurance policies/increase in cash value                               (415,844)     (826,540)
 Principal payments on mortgage-backed securities                                        1,132,434       943,011
 Purchase of available-for-sale securities                                             (16,266,624)  (18,970,048)
 Proceeds from sales of available-for-sale securities                                    5,900,797     7,076,801
 Proceeds from maturities of available-for-sale securities                              12,459,057    10,777,183
 Proceeds from calls of available-for-sale securities                                    2,747,421     4,509,296
                                                                                      ------------   -----------
 Net cash provided (used) by investing activities                                      (21,771,352)  (26,917,681)
                                                                                      ------------   -----------
Cash Flows From Financing Activities:
 Proceeds of additional stock issued                                                       247,322        50,732
 Increase (decrease) in time deposits                                                   13,493,975     8,041,050
 Increase (decrease) in other deposits                                                   4,954,473     9,540,242
 Advances from Federal Home Loan Bank                                                   79,507,000    21,850,000
 Payments on long-term indebtedness                                                    (71,851,574)  (11,978,333)
 Dividends paid                                                                           (212,602)     (660,109)
 Acquisition of treasury stock                                                             (30,925)          -0-
 Proceeds from sale of treasury stock                                                      485,574           -0-
 Decrease in advance payments by borrowers for taxes and insurance                         (48,260)       20,817
                                                                                      ------------   -----------
 Net cash provided (used) by financing activities                                       26,544,983    26,864,399
                                                                                      ------------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                     9,237,386     5,039,227
Cash and Cash Equivalents at Beginning of Period                                        18,924,870    28,162,256
                                                                                      ------------   -----------
Cash and Cash Equivalents at End of Period                                            $ 28,162,256    33,201,483
                                                                                      ============   ===========


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
 Interest                                                                           $11,016,638  11,824,241
                                                                                    ===========  ==========
 Income taxes                                                                       $ 1,551,270   2,366,006
                                                                                    ===========  ==========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale     $   270,188    (144,549)
                                                                                    ===========  ==========
Stock issued to directors in payment of fees and stock issued through dividend
 reinvestment plan                                                                  $   545,680     365,489
                                                                                    ===========  ==========

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

     Nature of operations: PAB Bankshares, Inc. is engaged in the activity of providing traditional banking services through its banking subsidiaries consisting of The Park Avenue Bank (Valdosta, Georgia), the Farmers and Merchants Bank (Adel, Georgia) and First Community Bank of Southwest Georgia (Formerly First Federal Savings Bank of Bainbridge) (Bainbridge, Georgia). Park Avenue Bank and Farmers and Merchants Bank are state chartered banks and First Community Bank of Southwest Georgia is a federally chartered thrift institution which was converted to a commercial bank charter in 1997. The Banks primarily grant agribusiness, commercial, consumer and real estate loans with a market area that includes predominately Lowndes County, Cook County, Decatur County and Grady County and the immediate outlying areas. The composition of the Banks' loan portfolio is detailed in Note 5 of these financial statements. The Banks limit investment securities to U.S. Treasury obligations, obligations of other U.S. Government agencies and corporations, obligations of state and political subdivisions and selected mutual funds. The Banks also purchase time deposits with other banks in denominations generally not exceeding $100,000 per bank and sells federal funds to major correspondent banks. Through First Community Bank of Southwest Georgia, PAB Bankshares, Inc. also owns one-half of the issued and outstanding stock of an unconsolidated service corporation subsidiary, Empire Financial Services, Inc., which is primarily engaged in the origination and servicing of commercial real estate loans.

     Consolidated financial statements: The accompanying consolidated financial statements include the accounts of PAB Bankshares, Inc. and its subsidiaries consisting of Park Avenue Bank (100% owned), Farmers & Merchants Bank (99.9% owned) and First Community Bank of Southwest Georgia (100% owned). Intercompany transactions and balances have been eliminated in consolidation.

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

     Loan fees: For longer term loans secured by real estate that are originated and retained in the Banks' loan portfolios, loan origination fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method. For other loans, fees are included in income as charged to the customer and the direct costs of origination are expensed as incurred. Such method of accounting for loan fees is in conformity with generally accepted accounting principles in all material respects.

Note 1 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------------------

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

     Earnings per share: Earnings per share are computed on the weighted average number of shares and common equivalent shares outstanding. Weighted average shares used in the computation of earnings per share were as follows:

                                   YEAR ENDED DECEMBER 31, 1996        YEAR ENDED DECEMBER 31, 1997
                                  ------------------------------     ----------------------------------

                                              WEIGHTED    PER-                  WEIGHTED         PER-
                                               AVERAGE   SHARE                   AVERAGE         SHARE
                                    INCOME     SHARES    AMOUNT       INCOME     SHARES         AMOUNT
                                  ----------  ---------  ------     ----------  -----------  -----------

Basic Earnings Per Share:
 Net Income                       $3,348,554  5,523,742    $.61     $4,144,133     5,645,634      $.73

Effect of Dilutive Securities:
 Stock Options                           -0-     34,018                    -0-        65,386
                                  ----------  ---------             ----------   -----------

Diluted Earning Per Share:
 Net Income                       $3,348,554  5,557,760    $.60     $4,144,133     5,711,020      $.73
                                  ==========  =========  ======     ==========   ===========  ========

     The weighted average shares used in calculating earnings per share information has been adjusted to reflect a two-for-one stock split to be paid on March 10, 1998 to stockholders of record February 17, 1998. No other transactions occurred after December 31, 1997 and before issuance of the financial statements that would have changed materially the number of common shares or potential common shares outstanding at December 31, 1997 if the transaction had occurred before the end of the period.

     Income taxes: Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. At December 31, 1996 and 1997, other assets included a deferred income tax charge of $359,323 and $412,746, respectively.

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

---------------------------------------------------------------

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

     While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for losses on loans and foreclosed real estate. Such agencies may require the Banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. It is at least reasonably possible that the allowances for losses on loans and foreclosed real estate may change in the near term.

     Stock-based compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to disclose the proforma effect on net income as if the fair value based method of accounting for stock options had been used.

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

     Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

---------------------------------------------------------------

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

     Advertising: The Company expenses advertising costs as they are incurred. Advertising costs charged to expense were $168,935 and $163,371 for the years ended December 31, 1996 and 1997, respectively.

     Capital structure: During 1996, the Company had a two-for-one stock split. The effect of the stock split was applied retroactively to previous years. During 1997 the number of shares of common stock was increased from 4,000,000 to 15,000,000 shares. Also, during 1997, the Articles of Incorporation were restated to authorize the issuance of 1,500,000 shares of preferred stock. As of December 31, 1997, no shares of preferred stock had been issued. On February 10, 1998, the Company announced its plans to affect a two-for-one stock split on March 10, 1998 for shareholders of record February 17, 1998. The effect of the stock split has been reflected in all per share calculations for all periods presented.

     New accounting standards: Several new accounting standards were effective in 1996 or 1997 or are expected to be effective in 1998 including Statement of Financial Accounting Standards No. 114 (Accounting by Creditors for Impairment of a Loan), Statement No. 118 (Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures), Statement No. 119 (Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments), Statement No. 121 (Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of), Statement No. 122 (Accounting for Mortgage Servicing Rights), Statement No. 128 (Earnings Per Share), Statement No. 129 (Disclosure of Information about Capital Structure), Statement No. 130 (Reporting Comprehensive Income), and Statement No. 131 (Disclosure about Segments of an Enterprise and Related Information). These new accounting standards are either not currently relevant to the Company, have an immaterial effect upon its financial statements or are not expected to have a material effect upon its financial statements.

Note 2 - Investment Securities
------------------------------

   Investment securities are carried in the accompanying balance sheets as follows:

                                                                                          DECEMBER 31,
                                                                                    -----------------------
                                                                                       1996         1997
                                                                                    -----------  ----------
Available-for-sale                                                                  $56,783,089  52,622,166
Held-to-maturity                                                                            -0-         -0-
                                                                                    -----------  ----------
                                                                                    $56,783,089  52,622,166
                                                                                    ===========  ==========
Securities available-for-sale consist of the following:
---------------------------------------------------------

As of December 31, 1996:

                                                                          GROSS        GROSS
                                                            AMORTIZED   UNREALIZED  UNREALIZED     MARKET
                                                              COST        GAINS       LOSSES       VALUE
                                                           -----------  ----------  -----------  ----------
U.S. Treasury Obligations                                  $13,511,331      53,696        2,979  13,562,048
Obligations of other U.S.
 Government agencies and corporations                       27,467,859     160,915       87,970  27,540,804
Obligations of state and political
 subdivisions                                                2,246,103      43,884       15,450   2,274,537
Mortgage backed securities                                  10,355,464     169,297      115,920  10,408,841
Domestic corporate notes                                        99,969         134          -0-     100,103
Federal Home Loan Bank stock                                 1,900,900         -0-          -0-   1,900,900
Mutual Funds                                                 1,000,000         -0-      144,813     855,187
Community Financial Services, Inc. stock                       105,669         -0-          -0-     105,669
Other stock                                                     50,000         -0-       15,000      35,000
                                                           -----------     -------  -----------  ----------
                                                           $56,737,295     427,926      382,132  56,783,089
                                                           ===========     =======  ===========  ==========

As of December 31, 1997:

                                                                          GROSS        GROSS
                                                            AMORTIZED   UNREALIZED  UNREALIZED     MARKET
                                                              COST        GAINS       LOSSES       VALUE
                                                           -----------  ----------  -----------  ----------
U.S. Treasury Obligations                                  $11,146,387     104,613          -0-  11,251,000
Obligations of other U.S.
 Government agencies and
 corporations                                               26,113,426     126,724       42,669  26,197,481
Obligations of state and
 political subdivisions                                      2,803,880      55,650        6,202   2,853,328
Mortgage backed securities                                   8,322,382     149,093       34,117   8,437,358
Federal Home Loan Bank
 stock                                                       2,810,600         -0-          -0-   2,810,600
Mutual Funds                                                 1,000,000         -0-      146,395     853,605
Community Financial Services,
 Inc. stock                                                    183,794         -0-          -0-     183,794
Other stock                                                     50,000         -0-       15,000      35,000
                                                           -----------     -------  -----------  ----------

                                                           $52,430,469     436,080      244,383  52,622,166
                                                           ===========     =======  ===========  ==========

------------------------------------------

     The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call of prepayment penalties.

                                                SECURITIES
                                            AVAILABLE-FOR-SALE
                                          -----------------------
                                                         MARKET
                                             COST        VALUE
                                          -----------  ----------

Due in one year or less                   $ 9,345,803   9,366,509
Due after one year through five years      28,919,194  29,184,981
Due after five years through ten years      5,134,893   5,180,046
Due after ten years                         4,986,185   5,007,631
                                          -----------  ----------

                                          $48,386,075  48,739,167
                                          ===========  ==========

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

     Proceeds from calls of available-for-sale securities during 1997 were $4,509,296 with gross gains of $6,984 and gross losses of $2,592 being recognized. Proceeds from sales of available-for-sale securities during 1997 were $7,076,801. Gross losses of $18,216 were realized on those sales.

Securities with a book value of approximately $19,889,000 (market value $20,083,000) and $27,975,297 (market value $28,192,116) at December 31, 1996 and
1997, respectively, were pledged to secure public monies as required by law.

Note 3 - Bank Premises and Equipment
------------------------------------

Bank premises and equipment are stated at cost less accumulated depreciation, and include the following:

                                             DECEMBER 31,
                                      --------------------------   ESTIMATED
                                          1996          1997      USEFUL LIVES
                                      -------------  -----------  ------------
 Land                                  $ 1,465,857    1,966,197
 Bank premises and improvements          4,303,776    4,613,149     5-40 years
 Furniture, fixtures and equipment       2,812,587    3,547,045     5-15 years
 Automobiles                               104,983      167,764      3-5 years
                                       -----------   ----------
                                         8,687,203   10,294,155
 Less accumulated depreciation          (1,980,038)  (2,621,509)
                                       -----------   ----------

                                       $ 6,707,165    7,672,646
                                       ===========   ==========

Depreciation expense amounted to $523,828 and $658,566 for the years ended December 31, 1996 and 1997, respectively.

Note 4 - Land and Building of Former Banking Offices
----------------------------------------------------

Land and building of former banking offices are stated at cost less accumulated depreciation and include the following:

                                                                                                 DECEMBER 31,
                                                                                        ----------------------------   ESTIMATED
                                                                                            1996           1997       USEFUL LIVES
                                                                                        -------------  -------------  -------------
 Land                                                                                      $ 166,000         41,000
 Building                                                                                    452,047        462,719       30 years
                                                                                           ---------   ------------
                                                                                             618,047        503,719
 Less accumulated depreciation                                                              (172,590)      (188,442)
                                                                                           ---------   ------------

                                                                                           $ 445,457        315,277
                                                                                           =========   ============

The building is currently being leased. Fair value of these assets exceeds book value.

Note 5 - Loans
--------------

Major classifications of loans are as follows:


                                                                  DECEMBER 31,
                                                           ---------------------------
                                                                   1996           1997
                                                           ------------   ------------
 Commercial, financial and agricultural                    $ 33,182,855     39,077,389
 Real estate - construction                                  10,645,091     13,311,092
 Real estate - mortgage                                     126,951,312    143,878,835
 Installment loans to individuals and other                  23,074,049     23,925,402
 Loans secured by deposits                                    4,585,917      4,811,835
 Overdrafts                                                     270,136        195,200
                                                           ------------   ------------
                                                            198,709,360    225,199,753
 Deferred loan fees, net                                       (143,469)      (163,538)
 Unearned interest                                             (159,402)      (172,774)
                                                           ------------   ------------
                                                            198,406,489    224,863,441
 Allowance for loan losses                                   (2,550,242)    (2,865,478)
                                                           ------------   ------------

   Loans, Net                                              $195,856,247    221,997,963
                                                           ============   ============

   The Banks did not have any loans classified as impaired at December 31, 1996. At December 31, 1997, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No 118, amounted to approximately $367,570. The average recorded investment in impaired loans amounted to approximately $183,785 for the year ended December 31, 1997. The allowance for loan losses related to impaired loans amounted to approximately $42,495 at December 31, 1997. Interest income on impaired loans of $17,202 was recognized for cash payments received in 1997. The Banks have no commitments to loan additional funds to borrowers whose loans are classified as impaired.

     First mortgage loans on residential (one-to-four units) real estate are pledged to secure advances from the Federal Home Loan Bank (See Note 8). The advances must be fully secured after discounting the qualifying loans at 75% of the principal balances outstanding.

     At December 31, 1996 and 1997, the Company was servicing mortgage loans for the benefit of others totaling approximately $18,773,000 and $21,346,000, respectively. While such loans were originated by the Company, the entire cost of originating the loans has been allocated to the loans with no cost being allocated to the mortgage servicing rights, since management believes the amount to be immaterial. Revenue from mortgage servicing activities amounted to $59,171 and $42,592 for the years ended December 31, 1996 and 1997, respectively.

--------------------------

Transactions in the allowance for losses on loans were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                       --------------------------
                                                           1996          1997
                                                       -------------  -----------
 Balance, January 1                                    $  2,293,723    2,550,242
 Provision for losses charged to
  operating expenses                                        405,000      532,900
 Recoveries                                                  12,213       43,396
                                                       ------------   ----------
   Total                                                  2,710,936    3,126,538
 Less loans charged off                                    (160,694)    (261,060)
                                                       ------------   ----------
 Balance, December 31                                  $  2,550,242    2,865,478
                                                       ============   ==========

Note 6 - Deposits
-----------------

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

    YEAR ENDING
    DECEMBER 31,
-----------------
       1998                                                     $114,555,014
       1999                                                       20,434,457
       2000                                                        8,029,111
       2001                                                        2,197,814
       2002                                                        2,937,209
                                                                ------------

                                                                $148,153,605
                                                                ============



Note 7 - Notes Payable
----------------------

Notes payable consists of the following:


                                                                                                   DECEMBER 31,
                                                                                             ------------------------
                                                                                                 1996         1997
                                                                                             ------------   ----------
Trust Company Bank, interest payable quarterly, interest rate .50%
 below prime with a ceiling of 9.50% until July 1, 1999, equal annual principal payments beginning July 1, 1997, maturity date of
 July 1, 2004, collateralized by stock of First Community Bank
 of Southwest Georgia acquired effective January 1, 1995.                                    $  1,200,000          -0-
                                                                                             ============   ==========

Note 8 - Advances From Federal Home Loan Bank
---------------------------------------------

Advances from the Federal Home Loan Bank consists of the following:

                                                                                                   DECEMBER 31,
                                                                                             -------------------------
                                                                                                 1996         1997
                                                                                             ------------   ----------
Advances payable, interest payable monthly, combination of fixed and variable interest rates which averaged 6.42% and 6.20% at
 December 31, 1996, and 1997, respectively, various repayment options,
 maturities through August 2, 2010.                                                          $ 17,096,499   28,168,166
                                                                                             ============   ==========

---------------------------------------------------------

Maturities of the advances for the succeeding five years are as follows:

      YEAR ENDING
      DECEMBER 31,
     -------------
          1998             $7,340,137
          1999              6,523,667
          2000              6,257,201
          2001                651,408
          2002              1,423,620


The advances are collateralized as provided in Note 5.

Note 9 - Profit Sharing Plan and 401(k) Plan
--------------------------------------------

     An employee profit sharing plan and 401(k) plan is provided for qualified employees. The plans are qualified under the Internal Revenue Code. The Board of Directors makes an annual determination of the contribution to the profit sharing plan. By law and pursuant to the terms and provisions of the employee profit sharing plan, a contribution up to a maximum of 15% of the total qualified employee compensation may be made. Under the 401(k) plan, employees may make salary deferral contributions of 10% to 15% of qualified employee compensation. The Company will make matching contributions at a level determined by the Board of Directors. Amounts contributed to the plans for the years ended December 31, 1996 and 1997 totaled $201,551 and $224,620, respectively.

Note 10 - Deferred Compensation Plan
------------------------------------

     Effective January 1, 1994, the Company adopted a deferred compensation plan for the benefit of key employees. While the plan is to be funded from the general assets of the Company, life insurance policies were acquired for the purpose of serving as the primary funding source. As of December 31, 1996 and 1997, the cash values of these policies were $1,927,428 and $2,747,030, respectively, and the liability accrued for benefits payable under the plan was $169,364 and $275,596, respectively.

Note 11 - Employee Stock Option Plan
------------------------------------

     The Company's Stock Option Plan authorizes the granting of stock options to its full-time employees for up to 200,000 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company's stock on the grant date, and an option's maximum term is ten years. Options are granted as administered by the Board of Directors and, with limited exceptions, vest on a straight-line basis over a five year period beginning February 26, 1997. The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 1.65%, risk free interest rate of 5.57%, expected lives of 5 years for the options and a volatility rate of 14.2%. Weighted-average assumptions used for grants in 1996 are as follows: dividend yield of 1.65%, risk-free interest rate of 7.50%, expected lives of five years for the options and a volatility rate of 23.0%.

------------------------------------------------

     A summary of the status of the Company's stock option plan as of December 31, 1996 and 1997, as adjusted for the effect of a two-for-one stock split as disclosed in Note 23, and the changes during the years then ended is presented below:

                                    YEAR ENDED DECEMBER 31, 1996    YEAR ENDED DECEMBER 31, 1997
                                    -----------------------------  -----------------------------
                                                     WEIGHTED-                       WEIGHTED-
                                                      AVERAGE                         AVERAGE
   FIXED                                             EXERCISE                        EXERCISE
  OPTIONS                               SHARES        PRICE          SHARES           PRICE
---------                            -------------  -----------    -------------  ---------------

Outstanding at beginning of year             -0-      $    .00         144,000      $   6.25
Granted                                  144,000          6.25         132,000         10.07
Exercised                                    -0-           .00             -0-           .00
Forfeited                                    -0-           .00            (500)        10.07
                                        --------                     ---------
Outstanding at end of year               144,000          6.25         275,500          8.08
                                        ========                      ========

Exercisable at December 31                40,000          6.25         109,300          8.18
Weighted-average fair value
of options granted during  the year     $   1.92          2.09



The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                              OUTSTANDING OPTIONS                 EXERCISABLE OPTIONS
                    -----------------------------------------  -------------------------
WEIGHTED-
RANGE OF                             AVERAGE      WEIGHTED                   WEIGHTED-
OR ACTUAL               NUMBER      REMAINING      AVERAGE       NUMBER       AVERAGE
EXERCISE             OUTSTANDING   CONTRACTUAL    EXERCISE     EXERCISABLE    EXERCISE
  PRICES              AT 12/31/97      LIFE          PRICE     AT 12/31/97      PRICE
---------------     -------------  -------------  -----------  ------------  ----------
$  6.25                  144,000      8 Years      $   6.25        60,800       $ 6.25
  10.07                  131,500      9 Years         10.07        48,500       10.07
                         -------                                  --------
$ 6.25 to $10.07         275,500                                   109,300
                         =======                                  ========

     If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 1997 would have increased by $133,545, resulting in net income of $4,053,914, net of tax. Basic earnings per share would have declined from $.73 to $.72 and diluted earnings per share would have declined from $.73 to $.72.

     If the Company had used the fair value based method of accounting for its employee stock option plan for the year ended December 31, 1996, compensation cost and net income would not have changed.

Note 12 - Directors Deferred Stock Purchase Plan
------------------------------------------------

          On April 18, 1994, the Company's shareholders approved the Directors Deferred Stock Purchase Plan (the "Director Plan"), which provides that a director of the Company or any subsidiary may elect to receive shares of common stock of the Company in lieu of the cash compensation otherwise payable as director's fees for services as a member of the Board of Directors or any committee thereof. The shares of common stock issuable to an electing director shall be issued on January 15 following each fiscal year in a whole number (rounded down) resulting from the amount of such director's fees (or a portion thereof as determined by such director) for such previous fiscal year divided by 100% of the fair market value of the common stock as of January 1 of such previous fiscal year. The Director Plan covers 50,000 shares of common stock, which may be authorized for issuance and delivery thereunder. The Director Plan shall remain in effect for five years (through January 15, 1999) or until termination by the Board, whichever occurs first. The Director Plan is administered by the Board of Directors of the Company. The Company has issued

------------------------------------------------------------

6,692 and 7,634 shares of common stock under the Director Plan for the years ended December 31, 1996 and 1997, respectively.

Note 13 - Income Taxes
----------------------

     Income tax expense is comprised of federal and state income taxes as follows:

                                               YEAR ENDED DECEMBER 31,
                                              -------------------------
                                                  1996         1997
                                              ------------  -----------
 Current expense                               $1,578,638    2,327,051
 Deferred (credit)                                 73,364     (104,564)
                                               ----------    ---------
                                               $1,652,002    2,222,487
                                               ==========    =========


Income tax at the statutory rate of 34% is reconciled to the Company's actual provision as follows:

YEAR ENDED DECEMBER 31,
------------------------

                                                                1996         1997
                                                             ----------    ---------
 Tax at statutory rate                                       $1,700,189    2,164,651
 State income taxes                                             107,087      227,370
 Tax exempt interest and dividend exclusion                    (180,017)    (165,406)
 Amortization of goodwill                                        36,687       36,687
 Increase in cash value of life insurance policies              (20,914)     (27,038)
 Other                                                            8,970      (13,777)
                                                             ----------    ---------
 Actual income tax expense                                   $1,652,002    2,222,487
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

                                          DECEMBER 31,
                                      --------------------
                                        1996       1997
                                      ---------  ---------

 Deferred tax assets:
   Allowance for loan losses           $797,452    924,166
   Purchase accounting adjustments       54,110     14,880
   Deferred compensation plan            63,918    103,999
   Other                                    -0-     22,828
                                       --------  ---------
                                        915,480  1,065,873
                                       --------  ---------
 Deferred tax liabilities:
   Bank premises and equipment and
     depreciation                       430,227    474,607
   Stock dividends                       77,065     77,057
   Unrealized gains on available-
     for-sale securities                 24,294     76,927
   Other                                 24,571     24,536
                                       --------  ---------
                                        556,157    653,127
                                       --------  ---------

Net deferred tax assets                $359,323    412,746
                                       ========  =========

     No valuation allowance was established in view of the Company's tax strategies coupled with anticipated future taxable income as evidenced by the Company's earnings potential.

----------------------------------

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

     For tax purposes, included in retained earnings of the Company's thrift subsidiary (now converted to a commercial bank) at December 31, 1997, is approximately $2,033,000 of accumulated bad debt deductions for which no deferred income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry-back of net operating losses would give rise to income for tax purposes only, which would be subject to income taxes at the then prevailing corporate rate.

Note 14 - Dividend Reinvestment and Common Stock Purchase Plan
--------------------------------------------------------------

     On December 20, 1993, the Company's Board of Directors approved a dividend reinvestment and common stock purchase plan. The purpose of the plan is to provide shareholders of record of the Company's common stock, who elect to participate in the plan, with a simple and convenient means to reinvest automatically cash dividends and make additional voluntary cash purchases of shares of common stock without the expense of brokerage commissions or other fees. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all of their shares or not less than 50% of their shares and make additional voluntary cash payments of not less than $50 nor more than $1,000, in the aggregate, for each calendar year. The price of common stock purchased with dividends will be 100% of the fair market value of the stock. The price of common stock purchased with voluntary cash payments will be 100% of the fair market value of the stock. Among amendments to the plan effective January 1, 1998, is the elimination of the 50% minimum participation level for dividend reinvestment. During the year ended December 31, 1997, 15,840 shares were issued through the plan at an average of $20.25 per share. During the year ended December 31, 1996, 51,864 shares were issued through the plan at an average of $14.01 per share.

Note 15 - Commitments, Contingencies and Financial Instruments With Off-Balance
-------------------------------------------------------------------------------
Sheet Risk
----------

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

                                                         NOTIONAL AMOUNT
                                                     -----------------------
                                                          DECEMBER 31,
                                                     -----------------------
                                                        1996         1997
                                                     -----------  ----------

  Commitments to extend credit                       $19,052,000  27,195,000
  Standby letters of credit                            1,657,000   2,126,000

     Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer.
The Banks' credit policies and procedures for credit commitments are the same as those for extensions of credit that are reported in the financial statements. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Banks. The Banks' have not incurred any losses on their commitments in either 1996 or 1997.

Note 15 - Commitments, Contingencies and Financial Instruments With Off-Balance
-------------------------------------------------------------------------------
Sheet Risk (Continued)
----------------------

     The nature of the business of the Company and the Banks is such that they are ordinarily subjected to a certain amount of litigation. In the opinion of management and counsel, there is no litigation in which the outcome will have a material effect on the financial statements.

Note 16 - Related Party Transactions
------------------------------------

     At December 31, 1996 and 1997, loans to all officers, directors and employees and their associates aggregated approximately $8,331,479 and $10,164,790, respectively.

Management believes that all of the above transactions were entered into in the normal course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not involve more than normal credit risk or present other unfavorable features.

     The primary source of funds available for the payment of cash dividends are dividends received by PAB Bankshares, Inc. from subsidiary Banks. The Banks are limited by banking regulations as to the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Retained earnings of the Banks against which dividends may be charged is approximately $7,458,000 at December 31, 1997 and the amount of dividends which may be paid within one year is approximately $2,340,000.

     The Banks are required to maintain average balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1997 was approximately $1,306,000.

     The Company and the Banks are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 and 1997, that the Company and the Banks meets all capital adequacy requirements to which it is subject.

Note 17 - Regulatory Matters
----------------------------

     The most recent notification from Banking regulators categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

     The Company's actual capital amounts and ratios and the minimum amounts and ratios under the capital adequacy and prompt corrective action provisions are presented below:

----------------------------------------

                                                                          TO BE WELL
                                                                       CAPITALIZED UNDER
                                                   FOR CAPITAL         PROMPT CORRECTIVE
                                      ACTUAL    ADEQUACY PURPOSES:     ACTION PROVISIONS:
                                --------------- ------------------   ---------------------
                                 AMOUNT   RATIO   AMOUNT     RATIO      AMOUNT    RATIO
                                -------  ------ ---------   ------   ---------   ---------
                                                 (Amounts in thousands)
As of December 31, 1996:
Total Capital
   (to Risk Weighted Assets)    $27,180  13.56%  16,034     $8.0%      20,043     $10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)     24,674  12.31%   8,017     $4.0%      12,026     $ 6.0%
 Tier 1 Capital
   (to Average Assets)           24,674   8.55%  11,549     $4.0%      14,437     $ 5.0%

As of December 31, 1997:
 Total Capital
   (to Risk Weighted Assets)    $32,184  14.67%  17,552     $8.0%      21,940     $10.0%
 Tier 1 Capital
   (to Risk Weighted Assets)     29,442  13.42%   8,776     $4.0%      13,164     $ 6.0%
 Tier 1 Capital
   (to Average Assets)           29,442   9.40%  12,522     $4.0%      15,652     $ 5.0%


Note 18 - Concentrations of Credit Risk
---------------------------------------

     In addition to the concentrations of credit risk disclosures in notes one and five, the Company and its subsidiaries maintains its cash in bank deposit accounts which usually exceed federally insured limits and sells federal funds to correspondent banks on an unsecured basis. The Company and its subsidiaries has not experienced any losses in such accounts. Management believes the Company and its subsidiaries is not exposed to any significant credit risk on cash and cash equivalents and federal funds sold.

Note 19 - Investment in Unconsolidated Subsidiary
-------------------------------------------------

     On August 14, 1985, the Board of Directors of the Company's subsidiary (First Community Bank of Southwest Georgia) approved participation in the formation of a new service corporation, Empire Financial Services, Inc. ("Empire") with its home office located in Milledgeville, Georgia. The primary purpose of the service corporation is the origination and servicing of commercial real estate loans. Since the formation of the service corporation, First Community has participated in loans originated by Empire when deemed appropriate by management.

     First Community owns 50% of the outstanding stock of Empire. First Community accounts for its investment in Empire under the equity method. The investment in Empire exceeded First Community's share of the underlying net assets by $51,447 at December 31, 1997, and is being amortized on the straight-line method over twenty-five years.

     Following is a summary of unaudited financial position at December 31, 1996 and 1997 and unaudited results of operations of Empire for the years ended December 31, 1996 and 1997:

-------------------------------------------------------------

                                                     DECEMBER 31,
                                               ----------------------
                                                  1996        1997
                                               ----------  ----------
Current assets                                 $  217,270    438,363
Premises and equipment                            424,210    427,981
                                               ----------  ---------

 Total Assets                                  $  641,480    866,344
                                               ==========  =========

Current liabilities                            $  409,743    771,380
Stockholders' equity                              231,737     94,964
                                               ----------  ---------

 Total Liabilities and Stockholders' Equity    $  641,480    866,344
                                               ==========  =========


                                                     YEAR ENDED
                                                    DECEMBER 31,
                                               ---------------------
                                                  1996       1997
                                               ----------  ---------
Total revenue                                  $1,811,282  1,724,445
                                               ==========  =========

Net income                                     $  498,328    503,236
                                               ==========  =========

First Federal's proportionate share
 of net income                                 $  249,164    251,618
                                               ==========  =========

Note 20 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------

     Condensed balance sheets of PAB Bankshares, Inc. as of December 31, 1996 and 1997 and related statements of income and cash flows for the years then ended are as follows:

                                 BALANCE SHEETS
                                ----------------

                                                              DECEMBER 31,
                                                        ------------------------
                       ASSETS                              1996         1997
                      --------                          -----------   ----------
Cash on deposit with subsidiary banks                   $   452,559    1,985,605
Investment in:
 Park Avenue Bank                                        13,403,173   14,626,656
 Farmers & Merchants Bank                                 4,041,039    4,348,746
 First Community Bank of Southwest Georgia                9,272,166    9,074,811
Property, Plant and Equipment, net of accumulated
 depreciation                                               468,424      673,885
Land held for future development                            366,790          -0-
Land at site of former banking facility of
 subsidiary                                                 125,000          -0-
Other assets                                                457,562      658,944
                                                        -----------   ----------

   Total Assets                                         $28,586,713   31,368,647
                                                        ===========   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Liabilities:
 Dividends payable                                      $   210,214      268,466
 Notes payable                                            1,200,000          -0-
 Other liabilities                                          109,986      368,340
                                                        -----------   ----------
                                                          1,520,200      636,806
                                                        -----------   ----------
Stockholders' Equity:
 Common stock                                             1,263,745    1,263,745
 Additional paid in capital                              15,609,717   15,934,580
 Retained earnings, net of unrealized gains (losses)
  on available-for-sale securities of
  subsidiaries                                           11,267,598   14,516,705
                                                        -----------   ----------
                                                         28,141,060   31,715,030
Less:  Treasury Stock, at cost                           (1,074,547)    (983,189)
                                                        -----------   ----------
                                                         27,066,513   30,731,841
                                                        -----------   ----------

   Total Liabilities and Stockholders' Equity           $28,586,713   31,368,647
                                                        ===========   ==========

Note 20 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

           STATEMENTS OF INCOME
           --------------------

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                   1996        1997
                                                ----------   ---------
Income:
 Equity in earnings of subsidiary banks:
  Park Avenue Bank                              $2,476,434   2,791,419
  Farmers & Merchants Bank                         549,467     654,480
  First Community Bank of Southwest Georgia        847,476   1,233,650
 Interest Income:
  Subsidiary banks                                  15,957      15,246
 Computer service income and management
  fees from subsidiary banks                       504,109   1,084,887
 Other income                                       49,601       3,831
                                                ----------   ---------
                                                 4,443,044   5,783,513
Expenses                                         1,400,972   1,965,770
                                                ----------   ---------
Income before taxes                              3,042,072   3,817,743
Income taxes (benefit)                            (306,482)   (326,390)
                                                ----------   ---------

Net Income                                      $3,348,554   4,144,133
                                                ==========   =========

Note 20 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

                        STATEMENTS OF CASH FLOWS
                        ------------------------

                                                                          YEAR ENDED DECEMBER 31,
                                                                          ------------------------
                                                                             1996          1997
                                                                          -----------   ----------
Cash Flows From Operating Activities:
 Net income                                                               $ 3,348,554    4,144,133
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               131,497      203,094
  Equity in earnings of subsidiary banks                                   (3,873,377)  (4,679,549)
  (Gains) Loss on sale of assets                                               (1,795)         -0-
  Dividends received from subsidiaries:
   Park Avenue Bank                                                           850,000    2,170,812
   Farmers & Merchants Banks                                                  179,838      370,167
   First Community Bank of Southwest Georgia                                  379,586    1,391,123
  Deferred income taxes                                                         8,001       18,772
 Change in assets and liabilities                                             (14,139)     136,487
                                                                          -----------   ----------

 Net cash provided (used) by operating
  activities                                                                1,008,165    3,755,039
                                                                          -----------   ----------

Cash Flows From Investing Activities:
 Proceeds from sale of assets                                                  68,901          -0-
 Capital expenditures                                                        (259,694)    (405,678)
 (Increase) Decrease in cash value of life insurance                           (1,573)      (6,938)
                                                                          -----------   ----------

 Net cash provided (used) by investing
  activities                                                                 (192,366)    (412,616)
                                                                          -----------   ----------

Cash Flows From Financing Activities:
 Dividends paid                                                              (212,602)    (660,109)
 Repayment of notes payable                                                (1,500,000)  (1,200,000)
 Proceeds from issuance of stock                                              732,896       50,732
 Acquisition of treasury stock                                                (30,925)         -0-
                                                                          -----------   ----------

 Net cash provided (used) by financing activities                          (1,010,631)  (1,809,377)
                                                                          -----------   ----------

Net Increase (Decrease) in Cash                                              (194,832)   1,533,046

Cash and Cash Equivalents at Beginning of Period                              647,391      452,559
                                                                          -----------   ----------

Cash and Cash Equivalents at End of Period                                $   452,559    1,985,605
                                                                          ===========   ==========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash paid during the period for:
 Interest                                                                 $   161,657       76,688
                                                                          ===========   ==========
 Income taxes (received)                                                     (219,952)    (319,875)
                                                                          ===========   ==========

Note 21 - Fair Values of Financial Instruments
----------------------------------------------

The estimated fair values of the Company's financial instruments are as follows:

                                                  DECEMBER 31, 1996         DECEMBER 31, 1997
                                              -------------------------  ------------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 AMOUNT        VALUE        VALUE        VALUE
                                              ------------  -----------  -----------  -----------

Financial assets:
 Cash and cash equivalents                    $ 28,162,256   28,162,256   33,201,483   33,201,483
 Time deposits                                     595,000      595,000    3,198,000    3,198,000
 Investment securities                          56,783,089   56,783,089   52,622,166   52,622,166
 Loans, net of allowance for
   loan losses                                 195,856,247  193,605,247  221,997,963  221,109,963
 Accrued interest receivable                     3,175,569    3,175,569    3,667,040    3,667,040

Financial liabilities:
 Deposits                                      249,673,924  251,538,924  267,255,216  269,981,216
 Notes payable                                   1,200,000    1,200,000          -0-          -0-
 Advances from Federal Home
   Loan Bank                                    17,096,499   17,096,499   28,168,166   28,168,166
 Accrued interest payable                          725,549      725,549      698,291      698,291

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

                                                NOTIONAL       FAIR       NOTIONAL       FAIR
                                                 AMOUNT        VALUE       AMOUNT        VALUE
                                              ------------  -----------  -----------  -----------

Other:
 Commitments to extend credit                 $ 19,052,000   19,052,000   27,195,000   27,195,000
 Standby letters of credit                       1,657,000    1,657,000    2,126,000    2,126,000

Note 22 - Quarterly Results of Operations (Unaudited)
-----------------------------------------------------

     The following is a summary of the quarterly results of operations for the two years ended December 31, 1997:

                                                         QUARTERLY PERIOD ENDED
                                            ------------------------------------------------
                                            MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                            ---------  --------  -------------  ------------
                                                 (In Thousands, Except Per Share Data)
Year Ended December 31, 1996:
 Interest income                             $ 5,313     5,494          5,682         5,744
 Interest expense                             (2,721)   (2,695)        (2,795)       (2,873)
                                             -------    ------         ------        ------
 Net interest income                           2,592     2,799          2,887         2,871
 Provision for loan losses                       (76)      (77)          (176)          (76)
                                             -------    ------         ------        ------
 Net interest income after provision for
   loan losses                                 2,516     2,722          2,711         2,795
 Other income                                    583       593            745           646
   Special SAIF assessment                       -0-       -0-           (385)          -0-
   Other expenses                             (1,922)   (1,915)        (1,959)       (2,170)
                                             -------    ------         ------        ------
   Income before income taxes                  1,177     1,400          1,112         1,271
   Income taxes                                 (396)     (470)          (398)         (347)
                                             -------    ------         ------        ------
   Net income                                $   781       930            714           924
                                             =======    ======         ======        ======
   Basic earnings per share                  $   .14       .17            .13           .17
                                             =======    ======         ======        ======
   Diluted earnings per share                $   .14       .16            .13           .17
                                             =======    ======         ======        ======

Year Ended December 31, 1997:
 Interest income                             $ 5,858     6,088          6,362         6,572
 Interest expense                             (2,791)   (2,866)        (2,996)       (3,144)
                                             -------    ------         ------        ------
 Net interest income                           3,067     3,222          3,366         3,428
 Provision for loan losses                       (97)      (97)          (184)         (155)
                                             -------    ------         ------        ------
 Net interest income after provision for
   loan losses                                 2,970     3,125          3,182         3,273
 Other income                                    643       756            664           777
 Other expenses                               (2,082)   (2,165)        (2,298)       (2,479)
                                             -------    ------         ------        ------
 Income before income taxes                    1,531     1,716          1,548         1,571
 Income taxes                                   (513)     (579)          (572)         (558)
                                             -------    ------         ------        ------
 Net income                                  $ 1,018     1,137            976         1,013
                                             =======    ======         ======        ======
 Basic earnings per share                    $   .18       .19            .18           .18
                                             =======    ======         ======        ======
 Diluted earnings per share                  $   .18       .19            .18           .18
                                             =======    ======         ======        ======

Note 23 - Subsequent Events
---------------------------

     The Company has announced its plans to acquire Investors Financial Corporation (Parent Company of Bainbridge National Bank) and has a signed merger agreement. The anticipated effective date is prior to May 31, 1998. The transaction is to be consummated by the issuance of 855,057 (1,710,114 as adjusted for two-for-one stock split) shares of Company common stock in exchange for the outstanding common stock and options of Investors Financial Corporation. It is anticipated that the merger will qualify as a "pooling of interest" for financial reporting purposes. Regulatory and stockholder approvals will be required.

      On February 10, 1998, the Company announced plans to effect a two-for-one stock split on March 10, 1998 to shareholders of record February 17, 1998. Per share information has been adjusted to reflect the stock split for all periods presented.

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.



                                      PAB BANKSHARES, INC.


                         By: /s/ R. Bradford Burnette
                            ------------------------------------------
                             R. Bradford Burnette, President and Chief
                             Executive Officer


                         By: /s/ C. Larry Wilkinson
                            --------------------------------------------
                             C. Larry Wilkinson, Executive Vice President
                             and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.



            Signature                               Title
            ---------                               -----

                                           Chairman of the Board and Director
------------------------------------
         James L. Dewar, Sr.


/s/ R. Bradford Burnette                   President/Chief Executive Officer
------------------------------------       and Director
        R. Bradford Burnette               (Principal Executive Officer)

/s/ Walter W. Carroll, II                  Director
------------------------------------
       Walter W. Carroll, II

/s/ William S. Cowart                      Director
------------------------------------
         William S. Cowart

/s/ James L. Dewar, Jr.
------------------------------------       Director
        James L. Dewar, Jr.

                                           Director
------------------------------------
       Thompson Kurrie, Jr.

/s/ F. Ferrell Scruggs                     Director
------------------------------------
       F. Ferrell Scruggs

                                           Director
------------------------------------
      D. Ramsay Simmons, Jr.

/s/ Joe P. Singletary                      Director
------------------------------------
         Joe P. Singletary

/s/ C. Larry Wilkinson                     Executive Vice President and Director
------------------------------------       (Principal Financial Officer)
         C. Larry Wilkinson