Form 10KSB/A
period 1997-12-31
PAB BANKSHARES INC
filed 1998-04-21
CIK 705200

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 FORM 10-KSB/A

                                Amendment No. 1

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

The Registrant hereby amends the following items of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:

Item 5.  Market for Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operations
Item 7.  Financial Statements
Item 13. Exhibits and Reports on Form 8-K

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


Transitional Small Business Disclosure Format (Check one):  Yes       No  X
                                                               -----    -----

                                 PART II
                                 -------


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.




     As of December 31, 1997 there were approximately 1,159 shareholders of record of the Company's common stock. Prior to July 9, 1996 there was no established trading market for the Company's common stock. The Company's common stock began trading on the American Stock Exchange on July 9, 1996 under the symbol "PAB". The following table shows the high and low prices for each quarter of the 1996 and 1997 fiscal year:


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

    A loan is placed on non-accrual status when the loan has been delinquent for ninety days except where an analysis of related collateral values reflects sufficient collateral to secure principal and accrued interest. When accrual of interest is discontinued, all unpaid accrued interest is reversed.

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



     3.   EXHIBITS.
          --------



     Exhibit No.    Description
     -----------    -----------



     (1) 3.1 Articles of Incorporation as amended and restated effective May 28, 1997


     (2) 3.2        Bylaws


     (3) 4.1        Specimen Stock Certificate


     (4)21.1        Subsidiaries of the Registrant


     (5)23.1        Accountants Consent


     (6)27.1        Financial Data Schedule


(1) Previously filed by the Company as Exhibit 3.1 to the 10-KSB for the year ended December 31, 1997.


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

(4) Previously filed by the Company as Exhibit 21.1 to the 10-KSB for the year ended December 31, 1997.

(5)  Filed herewith.

(6) Previously filed by the Company as Exhibit 27.1 to the 10-KSB for the year ended December 31, 1997.

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


/s/ Stewart, Fowler & Stalvey, P.C
-------------------------------------
STEWART, FOWLER & STALVEY, P.C.

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

     Capital structure: During 1996, the Company had a two-for-one stock split. The effect of the stock split was applied retroactively to previous years. During 1997 the number of shares of common stock was increased from 4,000,000 to 15,000,000 shares. Also, during 1997, the Articles of Incorporation were restated to authorize the issuance of 1,500,000 shares of preferred stock. As of December 31, 1997, no shares of preferred stock had been issued. On February 10, 1998, the Company announced its plans to affect a two-for-one stock split on March 10, 1998 for shareholders of record February 17, 1998. The effect of the stock split has been reflected in all per share calculations for all periods presented. In 1993, the Company converted to "no par value" stock and retained its common stock account at the pre-1993 amount. Subsequently, all transactions involving common stock have been recorded in additional paid-in capital.

     New accounting standards: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS) (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of). This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and other identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30 (Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business And Extraordinary, Unusual And Infrequently Occurring Events And Transactions). Assets that are covered by Opinion 30 will continue to be reported at the lower of carrying amount or net realizable value. This statement was effective for fiscal years beginning after December 15, 1995. The adoption of this statement did not have a material impact on the Company's financial statements.

     In October 1995, the FASB issued SFAS No. 123 (Accounting for Stock-Based Compensation). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock and stock appreciation rights. The statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (Accounting For Stock Issued To Employees). Entities electing to remain with the accounting in Opinion 25, must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The Company elected to continue to apply Opinion 25 and thus provide proforma disclosures of net income and earnings per share. This statement is effective for fiscal years beginning after December 15, 1995. The adoption of this statement did not have a material impact on the Company's financial statements.

     In June 1996, the FASB issued SFAS No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement applies to transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 by the FASB in December 1996, certain provisions of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard did not have a material impact on the Company's financial statements.

     In February 1997, the FASB issued SFAS No. 128 (Earnings Per Share). This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 (Earnings Per Share) and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the company's financial statements.

     In February 1997, the FASB issued SFAS No. 129 (Disclosure of Information about Capital Structure). This statement establishes standards for disclosing information about an entity's capital structure. It applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10 (Omnibus Opinion - 1996), No. 15 (Earnings Per Share) and FASB No. 47 (Disclosure Of Long-Term Obligations), for entities that were subject to the requirements of those standards. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130 (Reporting Comprehensive Income). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131 (Disclosures About Segments of an Enterprise and Related Information). This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the Countries in which the enterprise earns revenues and holds assets and about major customers regardless of whether that information is used in making operating decisions. The statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements and changes in the measurement of segment amounts from period to period. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

Note 17 - Regulatory Matters
----------------------------

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

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 20, 1998

                                      PAB BANKSHARES, INC.


                         By: /s/ R. Bradford Burnette
                            ------------------------------------------
                             R. Bradford Burnette, President and Chief
                             Executive Officer