Form 10-Q
period 1998-03-31
PAB BANKSHARES INC
filed 1998-05-15
CIK 705200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

Commission file number 0-25422

                              PAB BANKSHARES, INC.
                            (Exact name of Registrant
                          as specified in its charter)

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

                                 (912) 241-2775
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No

The number of shares outstanding of the Issuer's class of common stock at May 13, 1998 was 5,661,386 shares of common stock.

                              PAB BANKSHARES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS:

             CONSOLIDATED BALANCE SHEETS - MARCH 31, 1998
               (UNAUDITED) AND DECEMBER 31, 1997  . . . . . . . . . . . . . . 3

             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE
               MONTH PERIODS ENDED MARCH 31, 1998 AND 1997  . . . . . . . . . 4

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) -
               THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997  . . . . . . 5

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (UNAUDITED) - THREE MONTH PERIODS ENDED MARCH 31,
               1998 AND 1997  . . . . . . . . . . . . . . . . . . . . . . . . 6

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
               THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997  . . . . . . 7

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   . . . . . . . . . . 8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . 9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  . . . 15


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 16
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . 16
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . 16
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . 16
ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 16
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . 16

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

INDEX OF EXHIBITS     . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 1998               1997
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                  $  13,264,814         18,234,261
   Interest-bearing deposits in other banks                                                       548,524          3,247,147
   Federal funds sold and securities purchased under
     agreement to resell                                                                       25,840,000         11,720,075
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           39,653,338         33,201,483
Time Deposits                                                                                      99,000          3,198,000
Investment Securities available-for-sale, at fair value                                        56,272,450         52,622,166
Investment in Unconsolidated Subsidiary                                                           128,454             66,749
Loans, Net of Allowance for Loan Losses ($2,977,059 - 1998; $2,865,478 - 1997)
   and Unearned Interest                                                                      229,407,162        221,997,963
Bank Premises and Equipment                                                                     8,178,870          7,672,646
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    333,577            315,277
   Property acquired in settlement of loans                                                       651,816            384,790
Accrued Interest Receivable                                                                     3,453,664          3,667,040
Cash Value of Life Insurance                                                                    2,811,574          2,783,838
Goodwill                                                                                        2,131,290          2,158,266
Other Assets                                                                                      800,126            723,564
                                                                                             ------------       ------------
   Total Assets                                                                              $343,921,321        328,791,782
                                                                                             ============       ============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                                   $  38,650,332         48,495,956
   NOW                                                                                         63,031,748         52,915,029
   Savings                                                                                     17,178,144         16,685,772
   Time, $100,000 and over                                                                     41,430,587         46,278,966
   Other time                                                                                 107,431,155        101,874,639
                                                                                             ------------       ------------
                                                                                              267,721,966        266,250,362

Federal funds purchased and securities sold under agreement to repurchase                       2,592,815                -0-
Advances from Federal Home Loan Bank                                                           37,776,916         28,168,166
Other borrowed funds                                                                            1,302,308          1,004,854
Accrued Interest Payable                                                                          826,957            698,291
Advance Payments by Borrowers for Taxes and Insurance                                              87,034            180,322
Dividends Payable                                                                                 339,683            268,466
Income taxes - current                                                                            500,855                -0-
Other Liabilities                                                                                 980,168          1,489,480
                                                                                             ------------       ------------
     Total Liabilities                                                                        312,128,702        298,059,941
                                                                                             ------------       ------------
Stockholders' Equity:
   Common stock, no par value, 15,000,000 shares authorized,
     5,661,386 shares (1997 - 5,816,238) issued and 5,661,386
     shares (1997 - 5,651,926) outstanding                                                      1,217,065          1,263,745
   Preferred stock, no par value, 1,500,000 shares authorized,
     no shares issued or outstanding                                                                  -0-                -0-
   Additional paid in capital                                                                  15,098,997         15,934,580
   Retained earnings                                                                           15,392,593         14,401,920
   Accumulated other comprehensive income                                                          83,964            114,785
                                                                                             ------------       ------------
                                                                                               31,792,619         31,715,030
   Treasury stock, at cost (1997 - 164,312 shares)                                                    -0-           (983,189)
                                                                                             ------------       ------------
                                                                                               31,792,619         30,731,841
                                                                                             ------------       ------------
     Total Liabilities and Stockholders' Equity                                              $343,921,321        328,791,782
                                                                                             ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                             1998                1997
                                                          ----------          ----------
Interest Income:
   Interest and fees on loans                              $5,566,922           4,822,889
   Interest on investment securities:
     Taxable                                                  783,567             880,484
     Tax exempt                                                43,068              29,437
   Interest on federal funds sold and securities
     purchased under agreement to resell                      314,006              81,050
   Interest on deposits in banks                               65,530              44,749
                                                          -----------         -----------
     Total                                                  6,773,093           5,858,609
                                                          -----------         -----------
Interest Expense:
   Interest on deposits                                     2,764,966           2,501,522
   Interest on federal funds purchased and securities
     sold under agreements to repurchase                        4,366              14,116
   Interest on notes and mortgages                                -0-              22,250
   Interest on other borrowed funds                             7,867               3,307
   Interest on advances from Federal Home Loan Bank           472,786             250,107
                                                          -----------         -----------
     Total                                                  3,249,985           2,791,302
                                                          -----------         -----------
Net Interest Income                                         3,523,108           3,067,307
Provision for Loan Losses                                     241,433              97,000
                                                          -----------         -----------
Net Interest Income After Provision for Loan Losses         3,281,675           2,970,307
                                                          -----------         -----------
Non-Interest Income:
   Service charges on deposit accounts                        505,530             399,559
   Insurance commissions                                       32,158              22,378
   Equity in earnings of unconsolidated subsidiary             61,705              51,013
   Fees on mortgage loans sold                                 33,553                 -0-
   Gain (Loss) on sale of loans                                   -0-               2,640
   Gain (Loss) on sale of assets                              102,131                 -0-
   Gain (Loss) on sale of other real estate                    (9,006)                869
   Other income                                               306,538             166,690
   Securities gains (losses)                                   24,457                (307)
                                                          -----------         -----------
     Total                                                  1,057,066             642,842
                                                          -----------         -----------
Non-Interest Expenses:
   Compensation                                             1,045,937             950,415
   Other personnel expenses                                   285,532             233,785
   Occupancy expense of bank premises                         106,067             106,104
   Furniture and equipment expense                            196,801             147,389
   Federal deposit insurance                                    5,724              10,518
   Postage and courier services                                65,625              58,760
   Supplies                                                    78,936              82,803
   Amortization                                                26,977              26,977
   Other operating expenses                                   572,428             465,015
                                                          -----------         -----------
     Total                                                  2,384,027           2,081,766
                                                          -----------         -----------
Income Before Income Taxes                                  1,954,714           1,531,383

Income Taxes                                                  624,309             512,749
                                                          -----------         -----------
Net Income                                                $ 1,330,405           1,018,634
                                                          ===========         ===========
Earnings Per share:
   Basic                                                  $       .24                 .18
                                                          ===========         ===========
   Diluted                                                $       .23                 .18
                                                          ===========         ===========

Weighted Average Shares:
   Basic                                                    5,657,884           5,639,240
                                                          ===========         ===========
   Diluted                                                  5,784,985           5,710,342
                                                          ===========         ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                             1998                1997
                                                          ----------          ----------
Net income                                                $ 1,330,405           1,018,634
                                                          -----------         -----------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       period                                                 (15,594)           (190,561)
     Less:  reclassification adjustment for (gains)
       losses included in net income                          (15,227)                191
                                                          -----------         -----------
   Other comprehensive income                                 (30,821)           (190,370)
                                                          -----------         -----------
Comprehensive Income                                      $ 1,299,584             828,264
                                                          ===========         ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                            ------------------------------------------

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                           ADDITIONAL                   COMPREHENSIVE
                               COMMON        PREFERRED       PAID IN       RETAINED        INCOME        TREASURY
                                STOCK          STOCK         CAPITAL       EARNINGS        (LOSS)          STOCK          TOTAL
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
Balances,
   December 31, 1996         $1,263,745            -0-     15,609,717     11,246,210         21,388      1,074,547     27,066,513

Issuance of 13,034 shares
   at $10.15 average
   through dividend
   reinvestment plan                -0-            -0-        132,342            -0-            -0-            -0-        132,342

Issuance of 1,290 shares at
   $10.68 through common
   stock purchase plan              -0-            -0-         13,780            -0-            -0-            -0-         13,780

Issuance of 15,268 shares
   at $6.25 to Directors
   in lieu of fees                  -0-            -0-          4,069            -0-            -0-        (91,358)        95,427

Net Income                          -0-            -0-            -0-      1,018,634            -0-            -0-      1,018,634

Other comprehensive income
   (loss)                           -0-            -0-            -0-            -0-       (190,370)           -0-       (190,370)

Dividends                           -0-            -0-            -0-       (225,408)           -0-            -0-       (225,408)
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
Balances,
   March 31, 1997
   (Unaudited)               $1,263,745            -0-     15,759,908     12,039,436       (168,982)       983,189     27,910,918
                             ==========     ==========     ==========     ==========     ==========     ==========     ==========
Balances,
   December 31, 1997         $1,263,745            -0-     15,934,580     14,401,920        114,785        983,189     30,731,841

Issuance of 7,808 shares
   at $10.40 to directors
   in lieu of fees                  -0-            -0-         81,240            -0-            -0-            -0-         81,240

Issuance of 1,650
   shares at $11.93 average
   through dividend
   reinvestment plan                -0-            -0-         19,686            -0-            -0-            -0-         19,686

Net Income                          -0-            -0-            -0-      1,330,405            -0-            -0-      1,330,405

Other comprehensive income
   (loss)                           -0-            -0-            -0-            -0-        (30,821)           -0-        (30,821)

Dividends                           -0-            -0-            -0-       (339,732)           -0-            -0-       (339,732)

Cancellation of treasury stock  (46,680)           -0-       (936,509)           -0-            -0-       (983,189)           -0-
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
Balances,
   March 31, 1998
   (Unaudited)               $1,217,065            -0-     15,098,997     15,392,593         83,964            -0-     31,792,619
                             ==========     ==========     ==========     ==========     ==========     ==========     ==========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                    -----------------------------
                                                                                                       1998               1997
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net income                                                                                      $ 1,330,405          1,018,634
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      168,697            139,866
     Deferred income taxes                                                                             (31,527)            (7,177)
     Provision for loan losses                                                                         241,433             97,000
     Amortization of goodwill                                                                           26,977             26,977
     Amortization (accretion) of securities                                                            (52,511)           (41,143)
     (Gain) loss on sale of loans                                                                          -0-             (2,640)
     Securities (gains) losses                                                                         (24,457)               307
     (Gain)  loss on sale of assets                                                                   (102,131)               -0-
     (Gain) loss on sale of other real estate                                                            9,006               (869)
     Minority interests                                                                                    171                151
     Equity in earnings of unconsolidated subsidiary                                                   (61,705)           (51,013)
     Dividend received from unconsolidated subsidiary                                                      -0-                -0-
     Increase in cash value of life insurance                                                          (27,736)           (20,433)
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                                213,376           (112,737)
     Increase (decrease) in accrued interest payable                                                   128,666            (60,434)
     (Increase) decrease in other assets                                                               (86,352)          (300,334)
     Increase (decrease) in income taxes payable                                                       500,855            471,789
     Increase (decrease) in other liabilities                                                         (428,243)          (400,116)
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                  1,804,924            757,828
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                               (698,221)          (200,236)
   Proceeds from sale of assets                                                                        167,414                -0-
   Principal payments on mortgage-backed securities                                                  2,417,520            111,730
   Purchase of available-for-sale securities                                                       (11,615,624)        (3,543,805)
   Proceeds from maturity of available-for-sale securities                                           4,590,000          3,927,183
   Proceeds from sale of available-for-sale securities                                                 985,000            194,700
   (Increase) decrease in time deposits                                                              3,099,000            199,000
   (Increase) decrease in loans                                                                     (7,926,664)        (5,870,190)
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                 (8,981,575)        (5,181,618)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Advances from Federal Home Loan Bank                                                             15,300,000          1,050,000
   Proceeds of additional stock issued                                                                     -0-             13,780
   Increase (decrease) in time deposits                                                                708,137          2,697,855
   Increase (decrease) in other deposits                                                               763,467         (5,125,028)
   Payments on long-term indebtedness                                                               (5,691,250)        (2,641,250)
   Increase (decrease) in other borrowed funds                                                         297,454                -0-
   Dividends paid                                                                                     (248,829)           (77,872)
   Increase in federal funds purchased and securities sold under agreements
     to repurchase                                                                                   2,592,815                -0-
   Increase (decrease) in advance payments by borrowers for taxes and insurance                        (93,288)            48,107
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 13,628,506         (4,034,408)
                                                                                                   -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                 6,451,855         (8,458,198)

Cash and Cash Equivalents at Beginning of Period                                                    33,201,483         28,162,256
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $39,653,338         19,704,058
                                                                                                   ===========        ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 3,121,319          2,851,736
                                                                                                   ===========        ===========
   Income taxes                                                                                    $   118,203             31,174
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $    49,788            305,959
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees and stock issued through dividend
   reinvestment plan                                                                               $   100,926            227,769
                                                                                                   ===========        ===========


                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Earnings per share information for the period ended March 31, 1997 has been restated to reflect a two-for-one stock split on March 10, 1998 for shareholders of record February 17, 1998.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
The Company, including the operations of its subsidiaries, reported consolidated net income of $1,330,405 for the three months ended March 31, 1998 compared to $1,018,634 for the three months ended March 31, 1997. Net interest income after provision for loan losses was $3,281,675 and $2,970,307 for the three months ended March 31, 1998 and 1997, respectively. The provision for loan losses was $241,433 and $97,000 for the three months ended March 31, 1998 and 1997, respectively. Noninterest income totalled $1,057,066 and $642,842 for the three months ended March 31, 1998 and 1997, respectively and noninterest expenses totalled $2,384,027 and $2,081,766 for the three months ended March 31, 1998 and 1997, respectively.

Comprehensive income was $1,299,584 and $828,264 for the three months ended March 31, 1998 and 1997, respectively. Other comprehensive income consisted of unrealized gains and losses on available-for-sale securities.

The following table summarizes the results of operations of the Company for the three month periods ended March 31, 1998 and 1997.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
                                                         (IN THOUSANDS)
             Interest income                          $  6,773     5,858
             Interest expense                           (3,250)   (2,791)
                                                      --------  --------
             Net interest income                         3,523     3,067
             Provision for loan losses                    (241)      (97)
             Noninterest income                          1,057       643
             Noninterest expense                        (2,385)   (2,081)
                                                      --------  --------
             Income before taxes                         1,954     1,532
             Income taxes                                 (624)     (513)
                                                      --------  --------
             Net income                                  1,330     1,019
             Other comprehensive income, net of tax        (30)     (190)
                                                      --------  --------
             Comprehensive income                     $  1,300       829
                                                      ========  ========


Interest Income
---------------
Total interest income increased approximately $914,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

This increase was the combined effect of an increase in the average loan portfolio balance from approximately $202.0 million for the three months ended March 31, 1997 to approximately $227.8 million for the three months ended March 31, 1998 and an increase in the average rate earned on the loan portfolio from 9.50% for the three months ended March 31, 1997 to 9.77% for the three months ended March 31, 1998. The effect of these changes increased the interest income earned on the loan portfolio from approximately $4,823,000 for the three months ended March 31, 1997 to approximately $5,567,000 for the three months ended March 31, 1998, an increase of $744,000.

Interest earned on taxable investment securities decreased from approximately $880,000 for the three months ended March 31, 1997 to approximately $784,000 for the three months ended March 31, 1998, a decrease of $96,000. This decrease was the net effect of a decrease in the average taxable investment portfolio balance from approximately $54.5 million for the three months ended March 31, 1997 to approximately $48.3 million for the three months ended March 31, 1998 and an increase in the rate earned on the taxable investment portfolio from 6.46% for the three months ended March 31, 1997 to 6.49% for the three months ended March 31, 1998.

Interest earned on nontaxable investment securities increased from approximately $29,000 for the three months ended March 31, 1997 to approximately $43,000 for the three months ended March 31, 1998, an increase of $14,000. This increase was the combined effect of an increase in the average non-taxable investment portfolio from approximately $2.3 million for the three months ended March 31, 1997 to approximately $3.0 million for the three months ended March 31, 1998 and an increase in the rate earned on the non-taxable investment portfolio from 5.02% for the three months ended March 31, 1997 to 5.70% for the three months ended March 31, 1998.

As of March 31, 1998, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (19.9%), securities of U.S. Government Agencies and Corporations (67.5%), obligations of States, Counties and Municipalities (6.5%) and equity securities (6.1%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates.

Interest earned on interest-bearing deposits in banks increased from approximately $45,000 for the three months ended March 31, 1997 to approximately $66,000 for the three months ended March 31, 1998, an increase of $21,000. This increase was the net effect of a decrease in the average interest-bearing deposits balance from approximately $4.8 million for the three months ended March 31, 1997 to approximately $3.7 million for the three months ended March 31, 1998 and an increase in the rate earned on the interest-bearing deposits from 3.70% for the three months ended March 31, 1997 to 7.07% for the three months ended March 31, 1998.

Interest earned on federal funds sold and securities purchased under agreement to resell increased from approximately $81,000 for the three months ended March 31, 1997 to approximately $314,000 for the three months ended March 31, 1998, an increase of $233,000. This increase was the combined effect of an increase in the average federal funds sold balance from approximately $6.2 million for the three months ended March 31, 1997 to approximately $22.0 million for the three months ended March 31, 1998 and an increase in the average rate earned from 5.27% for the three months ended March 31, 1997 to 5.72% for the three months ended March 31, 1998.

Interest Expense
----------------
Total interest expense increased approximately $459,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $209.2 million for the three months ended March 31, 1997 to approximately $224.6 million for the three months ended March 31, 1998 and an increase in the average rate paid on interest-bearing deposits from 4.79% for the three months ended March 31, 1997 to 4.93% for the three months ended March 31, 1998. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $2,502,000 for the three months ended March 31, 1997 to approximately $2,765,000 for the three months ended March 31, 1998, an increase of $263,000. The increase in interest-bearing deposits came primarily from the local communities served by the Banks.

Interest expense on advances from the Federal Home Loan Bank increased from approximately $250,000 for the three months ended March 31, 1997 to approximately $473,000 for the three months ended March 31, 1998, an increase of $223,000. This increase was the net effect of an increase in the average balance of advances from approximately $16.3 million for the three months ended March 31, 1997 to approximately $35.1 million for the three months ended March 31, 1998 and a decrease in the average rate paid from 6.13% for the three months ended March 31, 1997 to 5.39% for the three months ended March 31, 1998. As of March 31, 1998, advances from the Federal Home Loan Bank amounted to $37.8 million with fixed and variable interest rates ranging from 5.20% to 7.24% with maturities through 2010.

All other interest expense consisting of interest on notes and mortgages payable, federal funds purchased and securities sold under agreements to repurchase and sweep agreements decreased from approximately $40,000 for the three months ended March 31, 1997 to approximately $12,000 for the three months ended March 31, 1998, a decrease of $28,000. This decrease was the combined effect of a decrease in the average balance of such indebtedness from approximately $1.8 million for the three months ended March 31, 1997 to approximately $1.7 million for the three months ended March 31, 1998 and a decrease in the average rate paid from approximately 7.50% for the three months ended March 31, 1997 to approximately 2.90% for the three months ended March 31, 1998. The interest rate reduction was attributed to the repayment prior to maturity of a note payable to a correspondent bank which carried a rate of prime less .50% subject to a ceiling of 9.50% until July 1, 1999.

Noninterest Income
------------------
The following table presents the principal components of noninterest income for the three month periods ended March 31, 1998 and 1997.

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
                                                         (IN THOUSANDS)


             Service charges on deposit
               accounts                               $    506       400
             Insurance commissions                          32        22
             Fees on mortgage loans sold                    34       -0-
             Gain (Loss) on sale of loans                  -0-         3
             Gain (Loss) on sale of assets                 102       -0-
             Securities gains (losses)                      24       -0-
             Equity in earnings of unconsolidated
               subsidiary                                   62        51
             Gain (loss) on sale of other real estate       (9)      -0-
             Other income                                  306       167
                                                      --------  --------
               Total Noninterest Income               $  1,057       643
                                                      ========  ========

Noninterest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 increased approximately $414,000.

Service charges on deposit accounts for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, increased approximately $106,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Community Bank of Southwest Georgia (a subsidiary of the Company), increased $11,000. Gain on sale of assets represented a gain on the sale of mortgage servicing rights. All other income increased approximately $195,000.

Noninterest Expenses
--------------------
The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 1998 and 1997.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
                                                         (IN THOUSANDS)
             Compensation                             $  1,046       950
             Other personnel expenses                      286       234
             Occupancy expense of bank premises            106       106
             Furniture and equipment expense               197       147
             Federal deposit insurance                       6        10
             Postage and courier services                   66        59
             Supplies                                       79        83
             Amortization                                   27        27
             Other operating expenses                      572       465
                                                      --------  --------
               Total Noninterest Expenses             $  2,385     2,081
                                                      ========  ========

Noninterest expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, increased approximately $304,000 or 14.6%. Compensation and other personnel expenses increased approximately $148,000 for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $156,000 or 17.4% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase was primarily the result of a larger volume of business.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended March 31, 1998 was $241,000 compared to $97,000 for the three months ended March 31, 1997. The balance of the allowance for loan losses was approximately $2,977,000 (1.3% of outstanding loans) at March 31, 1998 and approximately $2,613,000 (1.3% of outstanding loans) at March 31, 1997. Actual loan charge-offs net of recoveries were approximately $130,000 for the three months ended March 31, 1998 and approximately $34,000 for the three months ended March 31, 1997. Non-accrual loans were approximately $129,000 at March 31, 1998 as compared to $368,000 at December 31, 1997. Loans ninety days or more past due and still accruing amounted to approximately $170,000 at March 31, 1998 and $178,000 at December 31, 1997. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

Income Taxes
------------
The effective tax rate for the three months ended March 31, 1998 was 31.9% compared to 33.5% for the three months ended March 31, 1997.

Financial Condition
-------------------
The Company, including its subsidiaries, reported consolidated total assets of approximately $343.9 million at March 31, 1998 and approximately $328.8 million at December 31, 1997 representing an increase of approximately $15.1 million.

During the three months ended March 31, 1998, deposits increased $1.5 million, cash and due from banks decreased $5.0 million, federal funds purchased and securities sold under agreement to repurchase increased $2.6 million, advances from the Federal Home Loan Bank increased $9.6 million, other borrowed funds increased $.3 million, operations generated $1.9 million and interest bearing deposits decreased $5.8 million which provided $26.7 million of funds which were used to fund increases in loans of $7.9 million, increase investments $3.7 million, increase federal funds sold and securities purchased under agreement to resell $14.1 million, pay dividends of $.3 million and fund capital expenditures of $.7 million.

A number of factors contribute to the charges in loans and deposits as discussed under "Results of Operations" and "Financial Condition". Such factors include the growth in the customer base due to business development efforts of the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the subsidiary banks. The changes in interest rates as previously discussed are reflective of interest rates in general, market conditions and competition. Changes in short-term funds including cash and due from banks, federal funds sold and securities purchased under agreement to resell, interest-bearing deposits and investment securities are reflective of the liquidity position of the company.

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized gains for the available-for-sale category of approximately $142,000 ($84,000 net of income tax effect). All securities were held in the available-for-sale category as of March 31, 1998. Pursuant to Financial Accounting Standards Board Statement No. 115 and as amended by Statement No. 130, a valuation allowance has been provided for the available-for-sale category and is reflected as a separate component of shareholders' equity as other comprehensive income.

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at March 31, 1998, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                               FOR CAPITAL       CORRECTIVE
                                                 ADEQUACY          ACTION
                                ACTUAL           PURPOSES        PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT   RATIO
                            --------  -----  --------   -----  --------  -----

As of March 31, 1998
     Total Capital
        (to Risk Weighted
        Assets)               $32,452  13.27%   19,564   8.0%     24,455  10.0%
     Tier 1 Capital
        (to Risk Weighted
        Assets)                29,476  12.06%    9,776   4.0%     14,665   6.0%
     Tier 1 Capital
        (to Average Assets)    29,476   8.83%   13,353   4.0%     16,691   5.0%

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At March 31, 1998, the Company's cash and due from banks were approximately $11.9 million in excess of its reserve requirements of approximately $1.3 million, its short-term deposits with financial institutions were approximately $.6 million and its federal funds sold and securities purchased under agreement to resell were approximately $25.8
million.  All of the above can be converted to cash on short notice.    The sale
of investments which had a market value of approximately $56.3 million at March 31, 1998 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $23.5 million were pledged as of March 31, 1998.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $37.8 million at March 31, 1998, at fixed and variable rates ranging from 5.20% to 7.24%.

Through the Company's dividend reinvestment and common stock purchase plans, an additional 1,650 shares at an average of $11.93 per share was issued during the three months ended March 31, 1998.

Year 2000 Issue
---------------
Based on a preliminary study, the Company expects to spend approximately $200,000 to $250,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount expensed through March 31, 1998 was immaterial.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on strict underwriting standards, loan review and an adequate loan loss reserve.

The Company has reviewed its market risk information disclosed in its 1997 Annual Report to Stockholders in relation to market risk information for the three months ended March 31, 1998 and has determined that there has been no material changes in its market risk disclosures from those presented in its 1997 Annual Report.

                           PART II.  OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.

                 None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

                 None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                 None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 None.

ITEM 5.     OTHER INFORMATION.

                 The Company has announced its plans for a merger of Investors Financial Corporation (Parent Company of Bainbridge National
                 Bank) into the Company and has a signed merger agreement. The anticipated effective date is prior to June 30, 1998. The transaction is to be consummated by the issuance of 1,710,114 shares of Company common stock in exchange for the outstanding common stock, options and warrants of Investors Financial Corporation. It is anticipated that the merger will qualify as a "pooling of interest" for financial reporting purposes. Regulatory and stockholder approvals will be required.

                 The Company has announced that it has entered into a letter of intent for a proposed merger of Eagle Bancorp, Inc. (Parent Company of Eagle Bank and Trust in Statesboro) into the Company. The anticipated effective date is prior to June 30, 1998. The transaction is to be consummated by issuance of one share of Company common stock for each share of Eagle common stock. It is anticipated that the merger will qualify as a "pooling of interest" for financial reporting purposes. Regulatory and stockholder approvals will be required.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits:
                       Exhibit No.
                         11 Statement re Computation of Per Share Earnings 27 Financial Data Schedule

                 (b) Reports on Form 8-K.

                     During the quarterly period ended March 31, 1998, the Company filed a Current Report on Form 8-K dated January 16, 1998. Such Current Report, which was filed under Item 5 of Form 8-K, reported the execution of a definitive agreement concerning the proposed acquisition of Investors Financial Corporation and its wholly-owned subsidiary (Bainbridge National Bank). The Form 8-K also included a press release dated January 8, 1998 concerning the proposed acquisition.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PAB BANKSHARES, INC.



                     By:/s/ R. Bradford Burnette
                        -------------------------------------
                        R. Bradford Burnette
                        (President and
                        Chief Executive Officer)


                     By:/s/ C. Larry Wilkinson
                        -------------------------------------
                        C. Larry Wilkinson
                        (Executive Vice President and Chief
                        Financial Officer)

                     Date:May 15, 1998

                              PAB BANKSHARES, INC.

                                    FORM 10-Q
                                INDEX OF EXHIBITS
                                -----------------

The following exhibits are filed as part of the report.

EXHIBIT NO.                        DESCRIPTION                 PAGE
-----------             ---------------------------------      ----
    11                  Statement re computation of
                        per share earnings                       19

    27                  Financial data schedule                  20