Form 10-Q
period 1998-06-30
PAB BANKSHARES INC
filed 1998-08-14
CIK 705200

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

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

   The number of shares outstanding of the Issuer's class of common stock at June 30, 1998 was 7,372,635 shares of common stock.

   Transitional Small Business Disclosure Format (Check one): Yes     No   X
                                                                -----    -----

                               PAB BANKSHARES, INC.

                                     FORM 10-Q

                                 TABLE OF CONTENTS
                                 -----------------

                                                                           PAGE
                                                                           ----
                          PART I - FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS:
                  CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998
                   (UNAUDITED) AND DECEMBER 31, 1997   . . . . . . . . . . .  3

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) -  THREE MONTH
                   AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997  . . .  4

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) -
                   THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND
                   1997  . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (UNAUDITED) - SIX MONTH PERIODS ENDED JUNE 30,
                   1998 AND 1997   . . . . . . . . . . . . . . . . . . . . .  6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
                   SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997  . . . . .  7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .  8


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . .  10

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . .  17


                            PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . .  18
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  . . . . . . . . . . .  18
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . .  18
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . .  18
   ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . .  18
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  19

   SIGNATURES          . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

   INDEX OF EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 1998               1997
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                  $  17,700,429         22,239,560
   Interest-bearing deposits in other banks                                                     2,464,448          3,247,147
   Federal funds sold and securities purchased under
     agreement to resell                                                                       22,785,945         14,568,204
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           42,950,822         40,054,911
Time Deposits                                                                                     398,000          3,398,000
Investment Securities available-for-sale, at fair value                                        69,444,921         72,299,716
Investment in Unconsolidated Subsidiary                                                            77,299             66,749
Loans, Net of Allowance for Loan Losses ($3,722,778 - 1998; $3,536,806 - 1997)
   and Unearned Interest                                                                      289,530,180        268,493,383
Bank Premises and Equipment                                                                     9,856,489          9,392,509
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    342,317            315,277
   Land and building held for lease                                                               594,589                -0-
   Property acquired in settlement of loans                                                       519,673            419,036
Accrued Interest Receivable                                                                     4,597,903          4,421,661
Cash Value of Life Insurance                                                                    2,836,480          2,783,838
Goodwill and other intangible assets                                                            2,892,119          3,070,426
Other Assets                                                                                    1,103,377            871,668
                                                                                             ------------       ------------
   Total Assets                                                                              $425,144,169        405,587,174
                                                                                             ============       ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Deposits:
   Demand                                                                                   $  49,030,328         60,218,277
   NOW                                                                                         79,704,329         68,994,844
   Savings                                                                                     23,128,873         22,139,241
   Time, $100,000 and over                                                                     45,977,043         52,166,532
   Other time                                                                                 135,819,088        127,457,360
                                                                                             ------------       ------------
                                                                                              333,659,661        330,976,254

Federal funds purchased and securities sold under agreement to repurchase                       3,145,376                -0-
Advances from Federal Home Loan Bank                                                           40,081,196         29,168,166
Note payable                                                                                    2,047,500          2,184,000
Other borrowed funds                                                                            1,773,171          1,004,854
Accrued Interest Payable                                                                        1,015,585            985,074
Advance Payments by Borrowers for Taxes and Insurance                                              93,118            180,322
Dividends Payable                                                                                 389,481            268,466
Other Liabilities                                                                               1,350,974          1,507,497
                                                                                             ------------       ------------

     Total Liabilities                                                                        383,556,062        366,274,633
                                                                                             ------------       ------------

Stockholders' Equity:
   Common stock, no par value, 15,000,000 shares authorized,
     7,372,635 shares (1997 - 7,527,487) issued and 7,372,635
     shares (1997 - 7,363,175) outstanding                                                      1,217,065          1,263,745
   Preferred stock, no par value, 1,500,000 shares authorized,
     no shares issued or outstanding                                                                  -0-                -0-
   Additional paid in capital                                                                  19,736,038         20,543,122
   Retained earnings                                                                           20,534,799         18,383,396
   Accumulated other comprehensive income                                                         100,205            105,467
                                                                                             ------------       ------------
                                                                                               41,588,107         40,295,730
   Treasury stock, at cost (1997 - 164,312 shares)                                                    -0-           (983,189)
                                                                                             ------------       ------------
                                                                                               41,588,107         39,312,541
                                                                                             ------------       ------------
     Total Liabilities and Stockholders' Equity                                              $425,144,169        405,587,174
                                                                                             ============       ============

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                         --------------------------------        -------------------------------
                                                             1998                1997                1998                1997
                                                         ------------        ------------        ------------        ------------
Interest Income:
   Interest and fees on loans                              $6,972,908           6,255,712          13,680,421          12,170,395
   Interest on investment securities:
     Taxable                                                1,095,319           1,142,788           2,172,301           2,360,047
     Tax exempt                                                44,051              33,546              88,625              64,718
   Interest on federal funds sold                             381,732              81,432             750,644             175,459
   Interest on deposits in banks                               42,407              47,193             111,521              93,455
                                                          -----------         -----------         -----------         -----------
     Total                                                  8,536,417           7,560,671          16,803,512          14,864,074
                                                          -----------         -----------         -----------         -----------
Interest Expense:
   Interest on deposits                                     3,462,801           3,156,993           6,839,684           6,262,027
   Interest on federal funds purchased                            718              10,491               5,084              24,990
   Interest on notes and mortgages                             37,516              63,703              78,280             125,530
   Interest on other borrowed funds                            57,620               5,082              65,487               8,389
   Interest on advances from Federal Home Loan Bank           590,155             280,536           1,077,082             530,643
                                                          -----------         -----------         -----------         -----------
     Total                                                  4,148,810           3,516,805           8,065,617           6,951,579
                                                          -----------         -----------         -----------         -----------
Net Interest Income                                         4,387,607           4,043,866           8,737,895           7,912,495

Provision for Loan Losses                                     156,850             133,000             434,283             266,000
                                                          -----------         -----------         -----------         -----------
Net Interest Income After Provision for Loan Losses         4,230,757           3,910,866           8,303,612           7,646,495
                                                          -----------         -----------         -----------         -----------
Other Income:
   Service charges on deposit accounts                        661,668             631,423           1,285,184           1,148,365
   Insurance commissions                                       53,749              27,753              89,927              55,885
   Equity in earnings of unconsolidated subsidiary            148,845             109,129             210,550             160,142
   Fees on loans originated for sale                           79,114               1,079             143,154               1,559
   Gain (Loss) on sale of loans                                 1,989              15,662               1,989              18,302
   Gain (Loss) on sale of assets                                  -0-              (1,854)            102,131              (1,854)
   Gain (Loss) on sale of real estate owned                     1,481                 -0-              (7,525)                869
   Other income                                               204,412             176,122             531,104             386,464
   Securities gains (losses)                                    4,531             (22,758)             28,988             (23,065)
                                                          -----------         -----------         -----------         -----------
     Total                                                  1,155,789             936,556           2,385,502           1,746,667
                                                          -----------         -----------         -----------         -----------
Other Expenses:
   Compensation                                             1,328,147           1,167,636           2,586,702           2,337,931
   Other personnel expenses                                   314,882             280,552             636,322             550,353
   Occupancy expense of bank premises                         151,008             151,395             302,183             301,379
   Furniture and equipment expense                            283,545             261,464             520,568             469,280
   Federal deposit insurance                                   24,569              11,996              30,293              22,514
   Postage and courier services                                76,111              81,571             158,993             153,280
   Supplies                                                   121,629             104,085             215,557             201,984
   Amortization                                                89,165              89,165             178,332             178,332
   Other operating expenses                                   793,922             551,797           1,466,204           1,070,189
                                                          -----------         -----------         -----------         -----------
     Total                                                  3,182,978           2,699,661           6,095,154           5,285,242
                                                          -----------         -----------         -----------         -----------
Income Before Income Taxes                                  2,203,568           2,147,761           4,593,960           4,107,920

Income Taxes                                                  776,860             734,339           1,557,804           1,399,335
                                                          -----------         -----------         -----------         -----------
Net Income                                                 $1,426,708           1,413,422           3,036,156           2,708,585
                                                          ===========         ===========         ===========         ===========
Earnings Per Share:
   Basic                                                 $        .19                 .19                 .41                 .37
                                                          ===========         ===========         ===========         ===========
   Diluted                                                        .19                 .19                 .41                 .36
                                                          ===========         ===========         ===========         ===========
Weighted Average Shares:
   Basic                                                    7,372,901           7,359,925           7,370,894           7,350,489
                                                          ===========         ===========         ===========         ===========
   Diluted                                                  7,449,278           7,445,804           7,474,102           7,421,591
                                                          ===========         ===========         ===========         ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                         --------------------------------        -------------------------------
                                                             1998                1997                1998                1997
                                                         ------------        ------------        ------------        ------------
Net income                                                 $1,426,708           1,413,422           3,036,156           2,708,585
                                                          -----------         -----------         -----------         -----------
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       period                                                  28,380              34,060              12,786            (156,501)
     Less:  reclassification adjustment for (gains)
       losses included in net income                           (2,821)             14,169             (18,048)             14,360
                                                          -----------         -----------         -----------         -----------
   Other comprehensive income                                  25,559              48,229              (5,262)           (142,141)
                                                          -----------         -----------         -----------         -----------

Comprehensive Income                                       $1,452,267           1,461,651           3,030,894           2,566,444
                                                          ===========         ===========         ===========         ===========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                          -----------------------------------------------

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                           ADDITIONAL                   COMPREHENSIVE
                               COMMON        PREFERRED       PAID IN       RETAINED        INCOME        TREASURY
                                STOCK          STOCK         CAPITAL       EARNINGS        (LOSS)          STOCK          TOTAL
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------

Balances, December 31,
   1996, as previously
   reported                $  1,263,745            -0-     15,609,717     11,246,210         21,388      1,074,547     27,066,513
Adjustment for pooling
   of interest:
   Issuance of
   1,711,249 shares
   to shareholders of
   Investors Financial
   Corp.                            -0-            -0-      4,608,542      3,041,056       (100,484)           -0-      7,549,114
                            -----------    -----------    -----------    -----------    -----------    -----------     ----------
Balances, December 31,
   1996, as restated          1,263,745            -0-     20,218,259     14,287,266        (79,096)     1,074,547     34,615,627
Issuance of 26,150 shares
   at $10.33 average
   through dividend
   reinvestment plan                -0-            -0-        270,062            -0-            -0-            -0-        270,062
Issuance of 4,810 shares at
   $10.55 through common
   stock purchase plan              -0-            -0-         50,732            -0-            -0-            -0-         50,732
Issuance of 15,268 shares
   at $6.25 to Directors
   in lieu of fees                  -0-            -0-          4,069            -0-            -0-        (91,358)        95,427
Net Income                          -0-            -0-            -0-      2,708,585            -0-            -0-      2,708,585
Dividends                           -0-            -0-            -0-       (465,618)           -0-            -0-       (465,618)
Dividends-pooled company            -0-            -0-            -0-       (112,800)           -0-            -0-       (112,800)
Other comprehensive income
   (loss)                           -0-            -0-            -0-            -0-       (142,141)           -0-       (142,141)
                            -----------    -----------    -----------    -----------    -----------    -----------     ----------
Balances,
   June 30, 1997
   (Unaudited)               $1,263,745            -0-     20,543,122     16,417,433       (221,237)       983,189     37,019,874
                            ===========    ===========    ===========    ===========    ===========    ===========     ==========
Balances, December 31,
   1997, as previously
   restated                  $1,263,745            -0-     15,934,580     14,401,920        114,785        983,189     30,731,841
Adjustment for pooling
   of interest:
Issuance of
   1,711,249 shares
   to shareholders of
   Investors Financial
   Corp.                            -0-            -0-      4,608,542      3,981,476         (9,318)           -0-      8,580,700
                            -----------    -----------    -----------    -----------    -----------    -----------     ----------
Balances, December 31,
   1997, as restated          1,263,745            -0-     20,543,122     18,383,396        105,467        983,189     39,312,541
Issuance of 1,650 shares
   at $11.93 average through
   dividend reinvestment plan       -0-            -0-         19,685            -0-            -0-            -0-         19,685
Issuance of 7,808 shares
   at $10.40 to directors
   in lieu of fees                  -0-            -0-         81,240            -0-            -0-            -0-         81,240
Net Income                          -0-            -0-            -0-      3,036,156            -0-            -0-      3,036,156
Dividends                           -0-            -0-            -0-       (818,953)           -0-            -0-       (818,953)
Dividends-pooled
   company                          -0-            -0-            -0-        (65,800)           -0-            -0-        (65,800)
Additional stock
   issued by
   pooled company                   -0-            -0-         28,500            -0-            -0-            -0-         28,500
Cancellation of
   treasury stock               (46,680)           -0-       (936,509)           -0-            -0-       (983,189)           -0-
Other comprehensive income
   (loss)                           -0-            -0-            -0-            -0-         (5,262)           -0-         (5,262)
                            -----------    -----------    -----------    -----------    -----------    -----------     ----------
Balances,
   June 30, 1998
   (Unaudited)               $1,217,065            -0-     19,736,038     20,534,799        100,205            -0-     41,588,107
                            ===========    ===========    ===========    ===========    ===========    ===========     ==========

                                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                    -----------------------------
                                                                                                       1998               1997
                                                                                                    ----------         ----------

Cash Flows From Operating Activities:
   Net income                                                                                      $ 3,036,156          2,708,585
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      406,443            402,389
     Deferred income taxes                                                                             (20,896)           (15,968)
     Provision for loan losses                                                                         434,283            266,000
     Amortization of goodwill and other intangible assets                                              178,332            178,332
     Amortization (accretion) of securities                                                            (75,038)           (84,934)
     (Gain) loss on sale of loans                                                                       (1,989)           (18,302)
     Securities (gains) losses                                                                         (28,988)            23,065
     (Gain) loss on sale of assets                                                                    (102,131)             1,854
     (Gain) Loss on sale of real estate owned                                                            7,525               (869)
     Minority interests                                                                                    357                337
     Equity in earnings of unconsolidated subsidiary                                                  (210,550)          (160,142)
     Dividend received from unconsolidated subsidiary                                                  200,000            160,000
     Increase in cash value of life insurance                                                          (52,642)           (44,157)
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                               (176,242)          (236,182)
     Increase (decrease) in accrued interest payable                                                    30,511            (61,811)
     (Increase) decrease in other assets                                                              (271,478)          (389,979)
     Increase (decrease) in income taxes payable                                                           -0-             (6,453)
     Increase (decrease) in other liabilities                                                          (75,640)          (177,088)
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                  3,278,013          2,544,677
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                             (1,492,050)          (780,416)
   Proceeds from sale of assets                                                                        167,414                -0-
   Principal payments on mortgage-backed securities                                                  5,068,676          1,436,175
   Purchase of available-for-sale securities                                                       (17,462,756)        (8,975,780)
   Proceeds from maturities of available-for-sale securities                                        14,357,993          7,062,199
   Proceeds from sales of available-for-sale securities                                                985,000          5,452,294
   (Increase) decrease in interest-bearing deposits in banks                                         3,000,000            298,000
   (Increase) decrease in loans                                                                    (21,577,251)       (22,269,567)
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                (16,952,974        (17,777,095)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Proceeds of additional stock issue                                                                   28,500             50,732
   Increase (decrease) in time deposits                                                              2,172,238          1,565,468
   Increase (decrease) in other deposits                                                               511,168         (6,152,634)
   Advances from Federal Home Loan Bank                                                             16,900,000          7,250,000
   Payments on long-term indebtedness                                                               (6,123,470)        (3,269,166)
   Increase (Decrease) in other borrowed funds                                                         768,317                -0-
   Dividends paid                                                                                     (744,053)          (278,364)
   Increase in federal funds purchased and securities sold under
     agreement to repurchase                                                                         3,145,376          3,240,000
   Increase in advance payments by borrowers for taxes and insurance                                   (87,204)            73,955
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 16,570,872          2,479,991
                                                                                                   -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                 2,895,911        (12,752,427)

Cash and Cash Equivalents at Beginning of Period                                                    40,054,911         32,841,055
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Period                                                         $42,950,822         20,088,628
                                                                                                   ===========        ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 8,035,106          7,013,391
                                                                                                   ===========        ===========
   Income taxes                                                                                    $ 1,683,886          1,485,747
                                                                                                   ===========        ===========

Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $     9,908            229,081
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees and stock issued through dividend
   reinvestment plan                                                                               $   100,925            365,489
                                                                                                   ===========        ===========

                       PAB BANKSHARES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


   Basis of Presentation
   ---------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

   Earnings per share information for the period ended June 30, 1997 has been restated to reflect a two-for-one stock split on March 10, 1998 for shareholders of record February 17, 1998.

   Prior period financial information has been restated for a business combination with Investors Financial Corporation (Investors) (and its subsidiary, Bainbridge National Bank), which was consummated on June 19, 1998 and accounted for as a pooling of interests in conformity with generally accepted accounting principles.


   Note 2 - Business Combination
   -----------------------------

   On June 19, 1998, PAB Bankshares, Inc. (PAB) issued 1,711,249 shares of common stock in exchange for all of the outstanding stock, warrants and options of Investors (Bainbridge, Georgia). This transaction, accounted for as a pooling of interests, added $79.5 million in assets.

   As explained in Note 1, PAB restated prior period financial information for the Investors transaction. The following table presents net interest income, net income and earnings per share as reported by PAB and Investors and on a combined basis for the six months ended June 30, 1997 (amounts in thousands, except per share information):

   Net Interest Income:
            PAB                                        $    6,289
            Investors                                       1,623
                                                       ----------
            Combined                                   $    7,912
                                                        =========

   Net Income:
            PAB                                        $    2,158
            Investors                                         551
                                                       ----------
            Combined                                   $    2,709
                                                        =========

   Basic Earnings Per Share:
            PAB                                          $      .38
            Investors                                          1.17
            Combined                                            .37

   Diluted Earnings Per Share:
            PAB                                          $      .38
            Investors                                          1.06
            Combined                                            .36

            MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


   Results of Operations
   ---------------------
   On June 19, 1998, the Company completed its merger of Investors Financial Corporation (and its subsidiary, Bainbridge National Bank). The transaction has been accounted for as a pooling of interests; therefore, all prior period financial information has been restated to reflect the merger. Current period financial information reflects the merger as if it had occurred on January 1, 1998.

   Results of Operations
   ---------------------
   The Company, including the operations of its subsidiaries, reported consolidated net income of $3,036,156 for the six months ended June 30, 1998 compared to $2,708,585 for the six months ended June 30, 1997. Net interest income after provision for loan losses was $8,303,612 and $7,646,495 for the six months ended June 30, 1998 and 1997, respectively. The provision for loan losses was $434,283 and $266,000 for the six months ended June 30, 1998 and 1997, respectively. Noninterest income totalled $2,385,502 and $1,746,667 for the six months ended June 30, 1998 and 1997, respectively, and noninterest expenses totalled $6,095,154 and $5,285,242 for the six months ended June 30, 1998 and 1997, respectively. Net income for the quarter ended June 30, 1998 was $1,426,708 compared to $1,413,422 for the quarter ended June 30, 1997.

   Comprehensive income was $3,030,894 and $2,566,444 for the six months ended June 30, 1998 and 1997, respectively. Other comprehensive income consisted of unrealized gains and losses on available-for-sale securities.

   The following table summarizes the results of operations of the Company for the three month and six month periods ended June 30, 1998 and 1997.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1998       1997       1998       1997
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Interest income              $  8,536      7,561     16,803     14,864
     Interest expense               (4,149)    (3,517)    (8,066)    (6,952)
                                  --------   --------   --------   --------
     Net interest income             4,387      4,044      8,737      7,912
     Provision for loan losses        (157)      (133)      (434)      (266)
     Noninterest income              1,156        937      2,386      1,747
     Noninterest expense            (3,183)    (2,700)    (6,095)    (5,285)
                                  --------   --------   --------   --------
     Income before taxes             2,203      2,148      4,594      4,108
     Income taxes                     (776)      (734)    (1,558)    (1,399)
                                  --------   --------   --------   --------
     Net income                      1,427      1,414      3,036      2,709
     Other comprehensive income,
       net of tax                       25         48         (5)      (142)
                                  --------   --------   --------   --------
     Comprehensive income         $  1,452      1,462      3,031      2,567
                                  ========   ========   ========   ========

   Interest Income
   ---------------
   Total interest income increased approximately $1,939,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase is attributed to the factors explained in the following paragraph.

   This increase was the combined effect of an increase in the average loan portfolio balance from approximately $252.9 million for the six months ended June 30, 1997 to approximately $282.6 million for the six months ended June 30, 1998 and an increase in the average rate earned on the loan portfolio from 9.63% for the six months ended June 30, 1997 to 9.68% for the six months ended June 30, 1998. The effect of these changes increased the interest income earned on the loan portfolio from approximately $12,170,000 for the six months ended June 30, 1997 to approximately $13,680,000 for the six months ended June 30, 1998, an increase of $1,510,000. Interest income on the loan portfolio increased from approximately $6,256,000 for the quarter ended June 30, 1997 to approximately $6,973,000 for the quarter ended June 30, 1998, an increase of $717,000.

   Interest earned on taxable investment securities decreased from approximately $2,360,000 for the six months ended June 30, 1997 to approximately $2,172,000 for the six months ended June 30, 1998, a decrease of $188,000. This decrease was the net effect of a decrease in the average taxable investment portfolio balance from approximately $74.3 million for the six months ended June 30, 1997 to approximately $67.4 million for the six months ended June 30, 1998 and an increase in the rate earned on the taxable investment portfolio from 6.35% for the six months ended June 30, 1997 to 6.45% for the six months ended June 30, 1998. Interest income on the taxable investment portfolio decreased from approximately $1,143,000 for the quarter ended June 30, 1997 to approximately $1,095,000 for the quarter ended June 30, 1998, a decrease of $48,000.

   Interest earned on non-taxable investment securities increased from approximately $65,000 for the six months ended June 30, 1997 to approximately $89,000 for the six months ended June 30, 1998, an increase of $24,000. This increase was the combined effect of an increase in the average non-taxable investment portfolio from approximately $2.5 million for the six months ended June 30, 1997 to approximately $3.3 million for the six months ended June 30, 1998 and an increase in the rate earned on the non-taxable investment portfolio from 5.08% for the six months ended June 30, 1997 to 5.30% for the six months ended June 30, 1998. Interest income on the non-taxable investment securities portfolio increased from approximately $34,000 for the quarter ended June 30, 1997 to approximately $44,000 for the quarter ended June 30, 1998, an increase of $10,000.

   As of June 30, 1998, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (12.5%), securities of U.S. Government Agencies and Corporations (76.0%), obligations of States, Counties and Municipalities (5.4%) and equity securities (6.1%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates.

   Interest earned on interest-bearing deposits in banks increased from approximately $93,000 for the six months ended June 30, 1997 to approximately $112,000 for the six months ended June 30, 1998, an increase of $19,000.
   This increase was the net effect of an increase in the average interest-bearing deposits balance from approximately $3.7 million for the six months ended June 30, 1997 to approximately $4.8 million for the six months ended June 30, 1998 and a decrease in the rate earned on the interest-bearing deposits from 5.02% for the six months ended June 30, 1997 to 4.69% for the six months ended June 30, 1998. Interest income on the interest-bearing deposits decreased from approximately $47,000 for the quarter ended June 30, 1997 to approximately $42,000 for the quarter ended June 30, 1998, a decrease of $5,000.

   Interest earned on federal funds sold and securities purchased under agreement to resell increased from approximately $175,000 for the six months ended June 30, 1997 to approximately $751,000 for the six months ended June 30, 1998, an increase of $576,000. This increase was the combined effect of an increase in the average federal funds sold balance from approximately $5.8 million for the six months ended June 30, 1997 to approximately $18.7 million for the six months ended June 30, 1998 and an increase in the average rate earned from 6.08% for the six months ended June 30, 1997 to 8.04% for the six months ended June 30, 1998. Interest income on federal funds sold and securities purchased under agreement to resell increased from approximately $81,000 for the quarter ended June 30, 1997 to approximately $382,000 for the quarter ended June 30, 1998, an increase of $301,000.

   Interest Expense
   ----------------
   Total interest expense increased approximately $1,114,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase is attributed to the factors explained in the following paragraph.

   This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $264.1 million for the six months ended June 30, 1997 to approximately $277.7 million for the six months ended June 30, 1998 and an increase in the average rate paid on interest-bearing deposits from 4.74% for the six months ended June 30, 1997 to 4.93% for the six months ended June 30, 1998. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $6,262,000 for the six months ended June 30, 1997 to approximately $6,840,000 for the six months ended June 30, 1998, an increase of $578,000. Interest expense on interest-bearing deposits increased from approximately $3,157,000 for the quarter ended June 30, 1997 to approximately $3,463,000 for the quarter ended June 30, 1998, an increase of $306,000. The increase in interest-bearing deposits came primarily from the local communities served by the Banks.

   Interest expense on advances from the Federal Home Loan Bank increased from approximately $531,000 for the six months ended June 30, 1997 to approximately $1,077,000 for the six months ended June 30, 1998, an increase of $546,000. This increase was the combined effect of an increase in the average balance of advances from approximately $17.4 million for the six months ended June 30, 1997 to approximately $34.6 million for the six months ended June 30, 1998 and an increase in the average rate paid from 6.11% for the six months ended June 30, 1997 to 6.22% for the six months ended June 30, 1998. Interest expense on Federal Home Loan Bank advances increased from approximately $281,000 for the quarter ended June 30, 1997 to approximately $590,000 for the quarter ended June 30, 1998, an increase of $309,000.

   All other interest expense consisting of interest on notes and mortgages payable, federal funds purchased and securities sold under agreements to repurchase and sweep agreements decreased from approximately $159,000 for the six months ended June 30, 1997 to approximately $149,000 for the six months ended June 30, 1998, a decrease of $10,000. This decrease was the combined effect of a decrease in the average balance of such indebtedness from approximately $5.2 million for the six months ended June 30, 1997 to approximately $5.1 million for the six months ended June 30, 1998 and a decrease in the average rate paid from approximately 6.08% for the six months ended June 30, 1997 to approximately 5.86% for the six months ended June 30, 1998. All other interest expense increased from approximately $79,000 for the quarter ended June 30, 1997 to approximately $95,000 for the quarter ended June 30, 1998, an increase of $16,000. The interest rate reduction was attributed to the repayment prior to maturity of a note payable to a correspondent bank which carried a rate of prime less .50% subject to a ceiling of 9.50% until July 1, 1999.

   Noninterest Income
   ------------------
   The following table presents the principal components of noninterest income for the three month and six month periods ended June 30, 1998 and 1997.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1998       1997       1998       1997
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Service charges on deposit
       accounts                   $    662        631      1,285      1,148
     Insurance commissions              54         28         90         56
     Fees on loans originated for
       sale                             79          1        143          2
     Gain (Loss) on sale of loans        2         16          2         18
     Gain (Loss) on sale of assets     -0-         (2)       102         (2)
     Securities gains (losses)           5        (23)        29        (23)
     Equity in earnings of
       unconsolidated subsidiary       149        109        211        160
     Gain (Loss) on sale of other
       real estate                       1        -0-         (8)         1
     Other income                      204        177        532        387
                                  --------   --------   --------   --------
       Total Noninterest Income   $  1,156        937      2,386      1,747
                                  ========   ========   ========   ========

   Noninterest income for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 increased approximately $639,000.

   Service charges on deposit accounts for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, increased approximately $137,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Community Bank of Southwest Georgia (a subsidiary of the Company), increased $51,000. Gain on sale of assets represented a gain on the sale of mortgage servicing rights. Fees on mortgage loans originated for sale increased $141,000 due to an increase in loan origination activity undertaken by the Company. All other income increased approximately $206,000 for the six months ended June 30, 1998.

   Noninterest Expenses
   --------------------
   The following table presents the principal components of noninterest expenses for the three month and six month periods ended June 30, 1998 and 1997.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1998       1997       1998       1997
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Compensation                 $  1,328      1,168      2,587      2,338
     Other personnel expenses          315        281        636        550
     Occupancy expense of bank
       premises                        151        151        302        301
     Furniture and equipment
       expense                         284        261        521        469
     Federal deposit insurance          25         12         30         23
     Postage and courier services       76         82        159        153
     Supplies                          122        104        216        202
     Amortization                       89         89        178        178
     Other operating expenses          793        552      1,466      1,071
                                  --------   --------   --------   --------
       Total Noninterest Expenses $  3,183      2,700      6,095      5,285
                                  ========   ========   ========   ========

   Noninterest expenses for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, increased approximately $810,000 or 15.3%. Compensation and other personnel expenses increased approximately $35,000 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $475,000 or 19.8% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. This increase was primarily the result of a larger volume of business and professional fees associated with the merger activities of the Company.

   Provision for Loan Losses
   -------------------------
   The provision for loan losses for the six months ended June 30, 1998 was $434,000 compared to $266,000 for the six months ended June 30, 1997. The balance of the allowance for loan losses was approximately $3,723,000 (1.3% of outstanding loans) at June 30, 1998 and approximately $3,292,000 (1.2% of outstanding loans) at June 30, 1997. Actual loan charge-offs net of recoveries were approximately $248,000 for the six months ended June 30, 1998 and approximately $138,000 for the six months ended June 30, 1997. Non-accrual loans were approximately $766,000 at June 30, 1998 as compared to $472,000 at December 31, 1997. Loans ninety days or more past due and still accruing amounted to approximately $307,000 at June 30, 1998 and $178,000 at December 31, 1997. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

   Income Taxes
   ------------
   The effective tax rate for the six months ended June 30, 1998 was 33.9% compared to 34.1% for the six months ended June 30, 1997.

   Financial Condition
   -------------------
   The Company, including its subsidiaries, reported consolidated total assets of approximately $425.1 million at June 30, 1998 and approximately $405.6 million at December 31, 1997, representing an increase of approximately $19.6 million.

   During the six months ended June 30, 1998, deposits increased $2.7 million, cash and due from banks decreased $4.5 million, federal funds purchased and securities sold under agreement to repurchase increased $3.1 million, investments decreased $2,9 million, advances from the Federal Home Loan Bank increased $10.9 million, other borrowed funds increased $.7 million, operations generated $3.5 million and interest bearing deposits decreased $3.8 million which provided $32.1 million of funds which were used to fund increases in loans of $21.6 million, decrease long-term debt $.1 million, increase federal funds sold and securities purchased under agreement to resell $8.2 million, pay dividends of $.7 million and fund capital expenditures of $1.5 million.

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

   The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized gains for the available-for-sale category of approximately $168,000 ($100,000 net of income tax effect). All securities were held in the available-for-sale category as of June 30, 1998. Pursuant to Financial Accounting Standards Board Statement No. 115 and as amended by Statement No. 130, a valuation allowance has been provided for the available-for-sale category and is reflected as a separate component of shareholders' equity as other comprehensive income.

   The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at June 30, 1998, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                               FOR CAPITAL       CORRECTIVE
                                                 ADEQUACY          ACTION
                                ACTUAL           PURPOSES        PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT   RATIO
                            --------  -----  --------   -----  --------  -----

   As of June 30, 1998
     Total Capital
        (to Risk Weighted
        Assets)               $42,323  13.61%   24,878   8.0%     31,097  10.0%
     Tier 1 Capital
        (to Risk Weighted
        Assets)                38,600  12.41%   12,442   4.0%     18,662   6.0%
     Tier 1 Capital
        (to Average Assets)    38,600   9.26%   16,674   4.0%     20,842   5.0%

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

   The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At June 30, 1998, the Company's cash and due from banks were approximately $15.8 million in excess of its reserve requirements of approximately $1.9 million, its short-term deposits with financial institutions were approximately $2.9 million and its federal funds sold and securities purchased under agreement to resell were approximately $22.8 million. All of the above can be converted to cash
   on short notice.    The sale of investments which had a market value of
   approximately $69.4 million at June 30, 1998 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $23.6 million were pledged as of June 30, 1998.

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

   The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $40.1 million at June 30, 1998, at fixed and variable rates ranging from 5.20% to 7.24%.

   Through the Company's dividend reinvestment and common stock purchase plans, an additional 1,650 shares at an average of $11.93 per share was issued during the six months ended June 30, 1998.

   Year 2000 Issue
   ---------------
   Based on a preliminary study, the Company expects to spend approximately $200,000 to $250,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount expensed through June 30, 1998 was immaterial.

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on strict underwriting standards, loan review and an adequate loan loss reserve.

   The Company has reviewed its market risk information disclosed in its 1997 Annual Report to Stockholders in relation to market risk information for the six months ended June 30, 1998 and has determined that there has been no material changes in its market risk disclosures from those presented in its 1997 Annual Report.

                            PART II.  OTHER INFORMATION
   ITEM 1.  LEGAL PROCEEDINGS.

                 None.

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                 None.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 (a) At the annual meeting of shareholders held on April 27, 1998, the following directors were elected to hold office for three year terms:

                             NAME                 FOR     AGAINST  ABSTAIN
                      ------------------       ---------  -------  -------
                      James L. Dewar, Jr.       4,261,532        0      768
                      D. Ramsay Simmons, Jr.    4,261,668        0      632
                      F. Ferrell Scruggs, Sr.   4,261,532        0      768

                      The following directors will continue in office: James L. Dewar, Sr., R. Bradford Burnette, Walter W. Carroll, II, William S. Cowart, Thompson Kurrie, Jr., Joe P. Singletary and C. Larry Wilkinson.

                 (b) A special meeting of shareholders was held on June 19, 1998 to vote on a proposal to issue shares of PAB common stock in connection with the agreement and plan of merger, dated as of December 31, 1997 and amended on April 27, 1998, by and among Investors Financial Corporation, Bainbridge National Bank and PAB Bankshares, Inc., pursuant to which, among other matters, (a) Investors Financial Corporation would merge with and into PAB Bankshares, Inc. and (b) the shares of Investors Financial Corporation common stock, warrants and options would be converted into the right to receive shares of PAB Bankshares, Inc. common stock, as described in the Joint Proxy Statement/Prospectus dated May 13, 1998. Votes were cast as follows:

                       For - 4,048,030
                       Against - 13,205
                       Abstain - 26,966


   ITEM 5.  OTHER INFORMATION.

                 The Company has announced its plan for a merger of Eagle Bancorp, Inc. (Eagle) (Parent Company of Eagle Bank and Trust in Statesboro) into the Company. The anticipated effective date is prior to December 31, 1998. The transaction is to be consummated by issuance of 873,875 shares of Company common stock for 873,875 shares of Eagle common stock representing all of the outstanding stock of Eagle. It is anticipated that the merger will qualify as a "pooling of interest" for financial reporting purposes. Regulatory and stockholder approvals will be required.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits:
                       Exhibit No.
                       -----------
                         11 Statement re Computation of Per Share Earnings 27 Financial Data Schedule

               (b)  Reports on Form 8-K.

                    During the quarterly period ended June 30, 1998, the Company filed a current report on Form 8-K dated May 21, 1998. Such current report, which was filed under Item 5 of Form 8-K, reported that on April 29, 1998, PAB Bankshares, Inc. announced that it had entered into a letter of intent regarding the proposed acquisition of Eagle Bancorp, Inc. The Form 8-K also included a press release dated April 29, 1998 concerning the proposed acquisition.

                     Additionally, the Company filed a current report on Form 8-K dated July 2, 1998. Such current report, was filed under
                     Item 2 and 7 of Form 8-K and reported the consummation on June 19, 1998 of a merger of Investors Financial Corporation and Bainbridge National Bank with PAB Bankshares, Inc. by the issuance of 1,711,249 shares of common stock of PAB Bankshares, Inc. in exchange for all of the common stock, warrants and options of Investors Financial Corporation. Item 7 of the Form 8-K reported that the financial statements of Investors Financial Corporation and the pro forma financial information concerning Investors Financial Corporation and PAB Bankshares, Inc. would be filed no later that September 1, 1998.

                                    SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAB BANKSHARES, INC.



                                   By:/s/ R. Bradford Burnette
                                      ---------------------------------
                                      R. Bradford Burnette
                                      (President and
                                      Chief Executive Officer)


                                   By:/s/ C. Larry Wilkinson
                                      ----------------------------------
                                      C. Larry Wilkinson
                                      (Executive Vice President and Chief
                                      Financial Officer)

                                   Date:August 14, 1998

                               PAB BANKSHARES, INC.

                                     FORM 10-Q

                                 INDEX OF EXHIBITS
                                 -----------------

   The following exhibits are filed as part of the report.

   EXHIBIT NO.                     DESCRIPTION                 PAGE
   -----------                     -----------                 ----

            11                Statement re computation of
                              per share earnings                 22

            27                Financial data schedule            23