Form 10-Q/A
period 1998-06-30
PAB BANKSHARES INC
filed 1998-11-06
CIK 705200

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1+



[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________

                        Commission file number:  0-25422

                              PAB BANKSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

       GEORGIA                                            58-1473302
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                        3102 NORTH OAK STREET EXTENSION
                            VALDOSTA, GEORGIA  31602
                    (Address of principal executive offices)

                                 (912) 241-2775
                (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes [X]     No [ ]

The number of shares outstanding of the Issuer's class of common stock, no par value (the "Common Stock") at June 30, 1998 was 7,372,635 shares.

    Transitional Small Business Disclosure Format:    Yes [ ]   No [X]

+ This Amendment No. 1 on Form 10-Q/A amends and restates "Item 2. Changes in Securities and Use of Proceeds." to the previously filed Form 10-Q for the quarter ended June 30, 1998.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         -----------------------------------------

     On June 19, 1998, PAB Bankshares, Inc. (the "Company") issued 1,135 shares (the "Shares") of the Company's common stock, no par value, to Tracy A. Dixon (the "Shareholder") in exchange for 379 shares of common stock, par value $.10 per share, of Investors Financial Corporation ("Investors"), in a merger of Investors with and into the Company. The Shares were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, in a transaction by the issuer not involving a public offering. The Shareholder has represented to the Company that his acquisition of the Shares was for investment only and not with a view to or for sale in connection with any distribution thereof. Other factors relied on by the Company in determining that an exemption from registration was available included (i) Shareholder's status as President and Chief Executive Officer of Investors prior to its merger with and into the Company and (ii) Shareholder's access to information concerning the Company, both through due diligence and his review of publicly available documentation concerning the Company.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 6, 1998       By: /s/ R. Bradford Burnette
                                  ----------------------------------------------
                                  R. Bradford Burnette
                                  (President and Chief Executive Officer)

Date:  November 6, 1998       By: /s/ C. Larry Wilkinson
                                  ----------------------------------------------
                                  C. Larry Wilkinson
                                  (Executive Vice President and Chief Financial
                                    Officer)