Form 10-Q
period 1998-09-30
PAB BANKSHARES INC
filed 1998-11-13
CIK 705200

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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

   The number of shares outstanding of the Issuer's class of common stock at September 30, 1998 was 7,372,635 shares of common stock.

                               PAB BANKSHARES, INC.

                                     FORM 10-Q

                                 TABLE OF CONTENTS
                                  -----------------

                                                                         PAGE
                                                                          ----

                          PART I - FINANCIAL INFORMATION




   Item 1.  FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1998
             (UNAUDITED) AND DECEMBER 31, 1997   . . . . . . . . . . . . .  3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) -
             THREE MONTH AND NINE MONTH PERIODS ENDED
             SEPTEMBER 30, 1998 AND 1997   . . . . . . . . . . . . . . . .  4

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) -
             THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998
             AND 1997  . . . . . . . . . . . . . . . . . . . . . . . . . .  5

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (UNAUDITED) - NINE MONTH PERIODS ENDED SEPTEMBER 30,
             1998 AND 1997   . . . . . . . . . . . . . . . . . . . . . . .  6

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
             NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997  . . . .  7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .  8


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . .  10

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . .  17


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

                                                PAB BANKSHARES, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                      ---------------------------

                                                               ASSETS
                                                                ------

                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 1998               1997
                                                                                             -------------      ------------
                                                                                              (Unaudited)

   Cash and Cash Equivalents:
     Cash and due from banks                                                                $  21,972,902         22,239,560
     Interest-bearing deposits in other banks                                                   1,678,756          3,247,147
     Federal funds sold and securities purchased under
       agreement to resell                                                                     12,710,000         14,568,204
                                                                                             ------------       ------------
       Total Cash and Cash Equivalents                                                         36,361,658         40,054,911
   Time Deposits                                                                                  398,000          3,398,000
   Investment Securities available-for-sale, at fair value                                     62,881,036         72,299,716
   Investment in Unconsolidated Subsidiary                                                        171,240             66,749
   Loans, Net of Allowance for Loan Losses ($3,736,116 - 1998; $3,536,806 - 1997)
     and Unearned Interest                                                                    301,257,988        268,493,383
   Bank Premises and Equipment                                                                 10,721,963          9,392,509
   Property Acquired in Settlement of Loans and Other Real Estate Owned:
     Land and building of former banking offices                                                  332,619            315,277
     Land and building held for lease                                                             594,589                -0-
     Property acquired in settlement of loans                                                     576,906            419,036
   Accrued Interest Receivable                                                                  5,003,913          4,421,661
   Cash Value of Life Insurance                                                                 2,863,566          2,783,838
   Goodwill and other intangible assets                                                         2,802,928          3,070,426
   Other Assets                                                                                 1,126,247            871,668
                                                                                            -------------       ------------
     Total Assets                                                                           $ 425,092,653        405,587,174
                                                                                            =============       ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 ------------------------------------
   Deposits:
     Demand                                                                                 $  53,581,946         60,218,277
     NOW                                                                                       77,024,951         68,994,844
     Savings                                                                                   23,270,981         22,139,241
     Time, $100,000 and over                                                                   52,156,539         52,166,532
     Other time                                                                               129,457,176        127,457,360
                                                                                             ------------       ------------
                                                                                              335,491,593        330,976,254

   Federal funds purchased and securities sold under agreement to repurchase                    3,636,300                -0-
   Advances from Federal Home Loan Bank                                                        35,129,947         29,168,166
   Note payable                                                                                 2,047,500          2,184,000
   Other borrowed funds                                                                         3,598,330          1,004,854
   Accrued Interest Payable                                                                       972,313            985,074
   Advance Payments by Borrowers for Taxes and Insurance                                          111,674            180,322
   Dividends Payable                                                                              478,084            268,466
   Other Liabilities                                                                              916,929          1,507,497
                                                                                             ------------       ------------

       Total Liabilities                                                                      382,382,670        366,274,633
                                                                                             ------------       ------------

   Stockholders' Equity:
     Common stock, no par value, 15,000,000 shares authorized,
       7,372,635 shares (1997 - 7,527,487) issued and 7,372,635
       shares (1997 - 7,363,175) outstanding                                                    1,217,065          1,263,745
     Preferred stock, no par value, 1,500,000 shares authorized,
       no shares issued or outstanding                                                                -0-                -0-
     Additional paid in capital                                                                19,736,038         20,543,122
     Retained earnings                                                                         21,492,058         18,383,396
     Accumulated other comprehensive income                                                       264,822            105,467
                                                                                             ------------       ------------
                                                                                               42,709,983         40,295,730
     Treasury stock, at cost (1997 - 164,312 shares)                                                  -0-           (983,189)
                                                                                             ------------       ------------
                                                                                               42,709,983         39,312,541
                                                                                             ------------       ------------
       Total Liabilities and Stockholders' Equity                                            $425,092,653        405,587,174
                                                                                             ============       ============


                                                PAB BANKSHARES, INC. AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                   ---------------------------------
                                                             (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                          -------------------------------         --------------------------------
                                                             1998                1997                1998                1997
                                                          ------------        ------------        ------------        ------------
   Interest Income:
     Interest and fees on loans                           $ 7,372,080           6,581,529          21,052,501          18,751,924
     Interest on investment securities:
       Taxable                                                940,788           1,106,859           3,113,089           3,466,906
       Tax exempt                                              44,010              36,303             132,635             101,021
     Interest on federal funds sold                           282,471              90,087           1,033,115             265,546
     Interest on deposits in banks                             39,918              55,841             151,439             149,296
                                                         ------------         -----------        ------------        ------------

       Total                                                8,679,267           7,870,619          25,482,779          22,734,693
                                                         ------------         -----------       ------------        ------------


   Interest Expense:
     Interest on deposits                                   3,462,891           3,256,740          10,302,575           9,518,767
     Interest on federal funds purchased                          478                (933)              5,562              24,057
     Interest on notes and mortgages                           38,748              59,510             117,028             185,040
     Interest on other borrowed funds                           9,804               6,234              75,291              14,623
     Interest on advances from Federal Home Loan Bank         610,006             344,250           1,687,088             874,893
                                                         ------------        ------------        ------------        ------------

       Total                                                4,121,927           3,665,801          12,187,544          10,617,380
                                                         ------------        ------------        ------------        ------------

   Net Interest Income                                      4,557,340           4,204,818          13,295,235          12,117,313

   Provision for Loan Losses                                  163,876             219,800             598,159             485,800
                                                         ------------        ------------        ------------        ------------

   Net Interest Income After Provision for Loan Losses      4,393,464           3,985,018          12,697,076          11,631,513
                                                         ------------        ------------        ------------        ------------

   Other Income:
     Service charges on deposit accounts                      663,089             599,026           1,948,273           1,747,391
     Insurance commissions                                     67,500              35,728             157,427              91,613
     Equity in earnings of unconsolidated subsidiary           93,941              26,506             304,491             186,648
     Fees on mortgage loans originated for sale                86,231               3,591             229,385               5,150
     Gain (Loss) on sale of loans                                 -0-               4,960               1,989              23,262
     Gain (Loss) on sale of assets                                -0-                 -0-             102,131                 -0-
     Gain (Loss) on sale of real estate owned                     -0-               1,285              (7,525)              2,154
     Other income                                             295,909             171,674             827,013             558,138
     Securities gains (losses)                                 (5,787)              4,310              23,201             (20,609)
                                                         ------------        ------------        ------------        ------------

       Total                                                1,200,883             847,080           3,586,385           2,593,747
                                                         ------------        ------------        ------------        ------------

   Other Expenses:
     Compensation                                           1,441,347           1,288,895           4,028,049           3,626,826
     Other personnel expenses                                 338,564             281,790             974,886             832,143
     Occupancy expense of bank premises                       148,677             146,054             450,860             447,433
     Furniture and equipment expense                          299,938             301,484             820,506             770,764
     Federal deposit insurance                                 21,265              21,922              51,558              44,436
     Postage and courier services                              46,191              57,800             205,184             211,080
     Supplies                                                 100,963              99,415             316,520             301,399
     Amortization                                              89,166              89,166             267,498             267,498
     Other operating expenses                                 859,848             527,813           2,326,052           1,598,002
                                                         ------------        ------------        ------------        ------------

       Total                                                3,345,959           2,814,339           9,441,113           8,099,581
                                                         ------------        ------------        ------------        ------------

   Income Before Income Taxes                               2,248,388           2,017,759           6,842,348           6,125,679

   Income Taxes                                               775,045             741,990           2,332,849           2,141,325
                                                         ------------        ------------        ------------        ------------

   Net Income                                            $  1,473,343           1,275,769           4,509,499           3,984,354
                                                         ============        ============        ============        ============

   Earnings Per Share:
     Basic                                               $        .20                 .17                 .61                 .54
                                                         ============        ============        ============        ============
     Diluted                                             $        .19                 .17                 .60                 .54
                                                         ============        ============        ============        ============
   Weighted Average Shares:
     Basic                                                  7,372,687           7,363,831           7,371,480           7,354,764
                                                         ============        ============        ============        ============
     Diluted                                                7,439,661           7,449,398           7,462,807           7,430,471
                                                         ============        ============        ============        ============

                                                PAB BANKSHARES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            -----------------------------------------------
                                                             (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                          --------------------------------         ------------------------------
                                                             1998                1997                1998                1997
                                                           ----------          ----------          ----------          ----------
   Net income                                              $1,473,343           1,275,769           4,509,499           3,984,354
                                                           ----------          ----------          ----------          ----------
   Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during
         period                                               161,014             208,672             173,800              52,171
       Less:  reclassification adjustment for (gains)
         losses included in net income                          3,603              (2,683)            (14,445)             11,677
                                                           ----------          ----------          ----------          ----------
     Other comprehensive income                               164,617             205,989             159,355              63,848
                                                           ----------          ----------          ----------          ----------

   Comprehensive Income                                    $1,637,960           1,481,758           4,668,854           4,048,202
                                                           ==========          ==========          ==========          ==========

                                                PAB BANKSHARES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                             ---------------------------------------------

                                                                                         ACCUMULATED
                                                                                            OTHER
                                                           ADDITIONAL                   COMPREHENSIVE
                               COMMON       PREFERRED        PAID IN       RETAINED        INCOME        TREASURY
                                STOCK          STOCK         CAPITAL       EARNINGS        (LOSS)          STOCK          TOTAL
                              ----------     ----------     ----------     ----------      ---------     ----------     ----------

   Balances, December 31,
     1996, as previously
     reported                $1,263,745            -0-     15,609,717     11,246,210         21,388      1,074,547     27,066,513
   Adjustment for pooling
     of interest:
       Issuance of
       1,711,249 shares
       to shareholders of
       Investors Financial
       Corp.                        -0-            -0-      4,608,542      3,041,056       (100,484)           -0-      7,549,114
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
   Balances, December 31,
     1996, as restated        1,263,745            -0-     20,218,259     14,287,266        (79,096)     1,074,547     34,615,627
   Issuance of 26,150 shares
     at $10.33 average
     through dividend
     reinvestment plan              -0-            -0-        270,062            -0-            -0-            -0-        270,062
   Issuance of 4,810 shares at
     $10.55 through common
     stock purchase plan            -0-            -0-         50,732            -0-            -0-            -0-         50,732
   Issuance of 15,268 shares
     at $6.25 to Directors
     in lieu of fees                -0-            -0-          4,069            -0-            -0-        (91,358)        95,427
   Net Income                       -0-            -0-            -0-      3,984,354            -0-            -0-      3,984,354
   Dividends                        -0-            -0-            -0-       (719,956)           -0-            -0-       (719,956)
   Dividends-pooled company         -0-            -0-            -0-       (178,600)           -0-            -0-       (178,600)
   Other comprehensive income
     (loss)                         -0-            -0-            -0-            -0-         63,848            -0-         63,848
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
   Balances,
     September 30, 1997
     (Unaudited)             $1,263,745            -0-     20,543,122     17,373,064        (15,248)       983,189     38,181,494
                             ==========     ==========     ==========     ==========     ==========     ==========    ===========

   Balances, December 31,
     1997, as previously
     reported                $1,263,745            -0-     15,934,580     14,401,920        114,785        983,189     30,731,841
   Adjustment for pooling
     of interest:
       Issuance of
       1,711,249 shares
       to shareholders of
       Investors Financial
       Corp.                        -0-            -0-      4,608,542      3,981,476         (9,318)           -0-      8,580,700
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
   Balances, December 31,
     1997, as restated        1,263,745            -0-     20,543,122     18,383,396        105,467        983,189     39,312,541





   Issuance of 1,650 shares
     at $11.93 average through
     dividend reinvestment plan     -0-            -0-         19,685            -0-            -0-            -0-         19,685
   Issuance of 7,808 shares
     at $10.40 to directors
     in lieu of fees                -0-            -0-         81,240            -0-            -0-            -0-         81,240
   Net Income                       -0-            -0-            -0-      4,509,499            -0-            -0-      4,509,499
   Dividends                        -0-            -0-            -0-     (1,335,037)           -0-            -0-     (1,335,037)
   Dividends-pooled
     company                        -0-            -0-            -0-        (65,800)           -0-            -0-        (65,800)
   Additional stock
     issued by
     pooled company                 -0-            -0-         28,500            -0-            -0-            -0-         28,500
   Cancellation of
     treasury stock             (46,680)           -0-       (936,509)           -0-            -0-       (983,189)           -0-
   Other comprehensive income
     (loss)                         -0-            -0-            -0-            -0-        159,355            -0-        159,355
                             ----------     ----------     ----------     ----------     ----------    -----------     ----------
   Balances,
     September 30, 1998
     (Unaudited)             $1,217,065            -0-     19,736,038     21,492,058        264,822            -0-     42,709,983
                             ==========     ==========     ==========     ==========     ==========     ==========     ==========

                                                PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 -------------------------------------
                                                             (UNAUDITED)
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                     -----------------------------
                                                                                                       1998               1997
                                                                                                     ----------          ---------
   Cash Flows From Operating Activities:
     Net income                                                                                    $ 4,509,499          3,984,354
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                    623,943            638,195
       Deferred income taxes                                                                           (32,408)           (24,761)
       Provision for loan losses                                                                       598,159            485,800
       Amortization of goodwill and other intangible assets                                            267,498            267,498
       Amortization (accretion) of securities                                                          (90,381)          (104,692)
       (Gain) loss on sale of loans                                                                     (1,989)           (23,262)
       Securities (gains) losses                                                                       (23,201)            20,609
       (Gain) loss on sale of assets                                                                  (102,131)               -0-
       (Gain) Loss on sale of real estate owned                                                          7,525             (2,154)
       Minority interests                                                                                  552                472
       Equity in earnings of unconsolidated subsidiary                                                (304,491)          (186,648)
       Dividend received from unconsolidated subsidiary                                                200,000            220,000
       Increase in cash value of life insurance                                                        (79,728)           (62,161)
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                                             (582,252)          (707,012)
       Increase (decrease) in accrued interest payable                                                 (12,761)           (35,247)
       (Increase) decrease in other assets                                                            (365,465)          (347,525)
       Increase (decrease) in other liabilities                                                       (509,880)           224,785
                                                                                                    ----------         ----------
     Net cash provided (used) by operating activities                                                4,102,489          4,348,251
                                                                                                    ----------         ----------

   Cash Flows From Investing Activities:
     Capital expenditures                                                                           (2,565,328)          (963,103)
     Proceeds from sale of assets                                                                      167,414                -0-
     Principal payments on mortgage-backed securities                                                6,896,807          2,285,463
     Purchase of available-for-sale securities                                                     (19,218,521)       (16,134,741)
     Proceeds from maturities of available-for-sale securities                                      21,089,046         12,896,975
     Proceeds from sales of available-for-sale securities                                            1,002,296          7,874,082
     (Increase) decrease in interest-bearing deposits in banks                                       3,000,000            198,000
     (Increase) decrease in loans                                                                  (33,526,170)       (26,088,668)
     Increase in cash value of life insurance                                                              -0-           (335,850)
                                                                                                    ----------         ----------

     Net cash provided (used) by investing activities                                              (23,154,456)       (20,267,842)
                                                                                                    ----------         ----------

   Cash Flows From Financing Activities:
     Proceeds of additional stock issue                                                                 28,500             50,732
     Increase (decrease) in time deposits                                                            1,989,823          3,789,088
     Increase (decrease) in other deposits                                                           2,525,516         (3,640,237)
     Advances from Federal Home Loan Bank                                                           16,900,000         14,350,000
     Payments on long-term indebtedness                                                            (11,074,719)        (6,820,416)
     Increase (Decrease) in other borrowed funds                                                     2,593,476                -0-
     Dividends paid                                                                                 (1,171,534)          (627,930)
     Increase in federal funds purchased and securities sold under
       agreement to repurchase                                                                       3,636,300                -0-
     Increase in advance payments by borrowers for taxes and insurance                                 (68,648)           120,902
                                                                                                    ----------         ----------

     Net cash provided (used) by financing activities                                               15,358,714          7,222,139
                                                                                                    ----------         ----------

   Net Increase (Decrease) in Cash and Cash Equivalents                                             (3,693,253)        (8,697,452)

   Cash and Cash Equivalents at Beginning of Period                                                 40,054,911         32,841,055
                                                                                                    ----------         ----------

   Cash and Cash Equivalents at End of Period                                                      $36,361,658         24,143,603
                                                                                                    ==========         ==========

   Supplemental Disclosures of Cash Flow Information
   -------------------------------------------------
   Cash Paid During The Period For:
     Interest                                                                                      $12,200,305         10,652,627
                                                                                                    ==========         ==========

     Income taxes                                                                                  $ 2,520,879          2,259,107
                                                                                                    ==========         ==========

   Schedule of Non-Cash Investing and Financing Activities
   -------------------------------------------------------
   Total increase (decrease) in unrealized losses on securities available-for-sale                 $  (237,366)           (91,347)
                                                                                                    ==========         ==========

   Stock issued to directors in payment of fees and stock issued through dividend
     reinvestment plan                                                                             $   100,925            365,489
                                                                                                    ==========         ==========

                       PAB BANKSHARES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------




   Note 1 - Basis of Presentation
   ------------------------------

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

   Earnings per share information for the period ended September 30, 1997 has been restated to reflect a two-for-one stock split on March 10, 1998 for shareholders of record February 17, 1998.

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

   As explained in Note 1, PAB restated prior period financial information for the Investors transaction. The following table presents net interest income, net income and earnings per share as reported by PAB and Investors and on a combined basis for the nine months ended September 30, 1997 (amounts in thousands, except per share information):

   Net Interest Income:
            PAB                                        $    9,655
            Investors                                       2,462
                                                       ----------
            Combined                                   $   12,117
                                                       ==========

   Net Income:
            PAB                                        $    3,134
            Investors                                         850
                                                       ----------
            Combined                                   $    3,984
                                                       ==========



   Basic Earnings Per Share:
            PAB                                          $      .55
            Investors                                          1.81
            Combined                                            .54

   Diluted Earnings Per Share:
            PAB                                          $      .55
            Investors                                          1.64
            Combined                                            .54

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

   Results of Operations
   ---------------------

   The Company, including the operations of its subsidiaries, reported consolidated net income of $4,509,499 for the nine months ended September 30, 1998 compared to $3,984,354 for the nine months ended September 30, 1997.
   Net interest income after provision for loan losses was $12,697,076 and $11,631,513 for the nine months ended September 30, 1998 and 1997, respectively. The provision for loan losses was $598,159 and $485,800 for the nine months ended September 30, 1998 and 1997, respectively. Noninterest income totalled $3,586,385 and $2,593,747 for the nine months ended June 30, 1998 and 1997, respectively, and noninterest expenses totalled $9,441,113 and $8,099,581 for the nine months ended September 30, 1998 and 1997, respectively. Net income for the quarter ended September 30, 1998 was $1,473,343 compared to $1,275,769 for the quarter ended September 30, 1997.

   Comprehensive income was $4,668,854 and $4,048,202 for the nine months ended September 30, 1998 and 1997, respectively. Other comprehensive income consisted of unrealized gains and losses on available-for-sale securities.

   The following table summarizes the results of operations of the Company for the three month and nine month periods ended September 30, 1998 and 1997.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                   ------------------    ------------------
                                    1998       1997       1998       1997
                                   --------   --------   --------   --------
                                               (IN THOUSANDS)

   Interest income                $  8,679      7,871     25,483     22,735
     Interest expense               (4,122)    (3,666)   (12,188)   (10,617)
                                  --------   --------   --------   --------
     Net interest income             4,557      4,205     13,295     12,118
     Provision for loan losses        (164)      (220)      (598)      (486)
     Noninterest income              1,201        847      3,586      2,594
     Noninterest expense            (3,346)    (2,814)    (9,441)    (8,100)
                                  --------   --------   --------   --------
     Income before taxes             2,248      2,018      6,842      6,126
     Income taxes                     (775)      (742)    (2,333)    (2,142)
                                  --------   --------   --------   --------
     Net income                      1,473      1,276      4,509      3,984
     Other comprehensive income,
       net of tax                      165        206        160         64
                                  --------   --------   --------   --------
     Comprehensive income         $  1,638      1,482      4,669      4,048
                                  ========   ========   ========   ========

   Interest Income
   ---------------

   Total interest income increased approximately $2,748,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase is attributed to the factors explained in the following paragraph.

   This increase was the combined effect of an increase in the average loan portfolio balance from approximately $257.1 million for the nine months ended September 30, 1997 to approximately $288.5 million for the nine months ended September 30, 1998 and an increase in the average rate earned on the loan portfolio from 9.72% for the nine months ended September 30, 1997 to 9.73% for the nine months ended September 30, 1998. The effect of these changes increased the interest income earned on the loan portfolio from approximately $18,752,000 for the nine months ended September 30, 1997 to approximately $21,053,000 for the nine months ended September 30, 1998, an increase of $2,301,000. Interest income on the loan portfolio increased from approximately $6,582,000 for the quarter ended September 30, 1997 to approximately $7,372,000 for the quarter ended September 30, 1998, an increase of $790,000.

   Interest earned on taxable investment securities decreased from approximately $3,467,000 for the nine months ended September 30, 1997 to approximately $3,113,000 for the nine months ended September 30, 1998, a decrease of $354,000. This decrease was the net effect of a decrease in the average taxable investment portfolio balance from approximately $72.7 million for the nine months ended September 30, 1997 to approximately $64.0 million for the nine months ended September 30, 1998 and an increase in the rate earned on the taxable investment portfolio from 6.36% for the nine months ended September 30, 1997 to 6.49% for the nine months ended September 30, 1998. Interest income on the taxable investment portfolio decreased from approximately $1,107,000 for the quarter ended September 30, 1997 to approximately $941,000 for the quarter ended September 30, 1998, a decrease of $166,000.

   Interest earned on non-taxable investment securities increased from approximately $101,000 for the nine months ended September 30, 1997 to approximately $133,000 for the nine months ended September 30, 1998, an increase of $32,000. This increase was the combined effect of an increase in the average non-taxable investment portfolio from approximately $2.7 million for the nine months ended September 30, 1997 to approximately $3.3 million for the nine months ended September 30, 1998 and an increase in the rate earned on the non-taxable investment portfolio from 5.03% for the nine months ended September 30, 1997 to 5.36% for the nine months ended September 30, 1998. Interest income on the non-taxable investment securities portfolio increased from approximately $36,000 for the quarter ended September 30, 1997 to approximately $44,000 for the quarter ended September 30, 1998, an increase of $8,000.

   As of September 30, 1998, the amortized cost of taxable and non-taxable investments consisted of U.S. Treasury securities (13.9%), securities of U.S. Government Agencies and Corporations (73.3%), obligations of States, Counties and Municipalities (5.8%) and equity securities (7.0%). The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates.

   Interest earned on interest-bearing deposits in banks increased from approximately $149,000 for the nine months ended September 30, 1997 to approximately $151,000 for the nine months ended September 30, 1998, an increase of $2,000. This increase was the net effect of an increase in the average interest-bearing deposits balance from approximately $3.9 million for the nine months ended September 30, 1997 to approximately $4.4 million for the nine months ended September 30, 1998 and a decrease in the rate earned on the interest-bearing deposits from 5.17% for the nine months ended September 30, 1997 to 4.63% for the nine months ended September 30, 1998. Interest income on the interest-bearing deposits decreased from approximately $56,000 for the quarter ended September 30, 1997 to approximately $40,000 for the quarter ended September 30, 1998, a decrease of $16,000.

   Interest earned on federal funds sold and securities purchased under agreement to resell increased from approximately $266,000 for the nine months ended September 30, 1997 to approximately $1,033,000 for the nine months ended September 30, 1998, an increase of $767,000. This increase was the net effect of an increase in the average federal funds sold balance from approximately $6.1 million for the nine months ended September 30, 1997 to approximately $25.6 million for the nine months ended September 30, 1998 and a decrease in the average rate earned from 5.78% for the nine months ended September 30, 1997 to 5.38% for the nine months ended September 30, 1998. Interest income on federal funds sold and securities purchased under agreement to resell increased from approximately $90,000 for the quarter ended September 30, 1997 to approximately $282,000 for the quarter ended September 30, 1998, an increase of $192,000.

   Interest Expense
   ----------------

   Total interest expense increased approximately $1,571,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase is attributed to the factors explained in the following paragraph.

   This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $266.2 million for the nine months ended September 30, 1997 to approximately $276.3 million for the nine months ended September 30, 1998 and an increase in the average rate paid on interest-bearing deposits from 4.77% for the nine months ended September 30, 1997 to 4.97% for the nine months ended September 30, 1998. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $9,519,000 for the nine months ended June 30, 1997 to approximately $10,303,000 for the nine months ended September 30, 1998, an increase of $784,000. Interest expense on interest-bearing deposits increased from approximately $3,257,000 for the quarter ended September 30, 1997 to approximately $3,463,000 for the quarter ended September 30, 1998, an increase of $206,000. The increase in interest-bearing deposits came primarily from the local communities served by the Banks.

   Interest expense on advances from the Federal Home Loan Bank increased from approximately $875,000 for the nine months ended September 30, 1997 to approximately $1,687,000 for the nine months ended September 30, 1998, an increase of $812,000. This increase was the combined effect of an increase in the average balance of advances from approximately $19.4 million for the nine months ended September 30, 1997 to approximately $32.1 million for the nine months ended September 30, 1998 and an increase in the average rate paid from 6.02% for the nine months ended September 30, 1997 to 7.00% for the nine months ended September 30, 1998. Interest expense on Federal Home Loan Bank advances increased from approximately $344,000 for the quarter ended June 30, 1997 to approximately $610,000 for the quarter ended September 30, 1998, an increase of $266,000.

   All other interest expense consisting of interest on notes and mortgages payable, federal funds purchased and securities sold under agreements to repurchase and sweep agreements decreased from approximately $224,000 for the nine months ended September 30, 1997 to approximately $198,000 for the nine months ended September 30, 1998, a decrease of $26,000. This decrease was the combined effect of an increase in the average balance of such indebtedness from approximately $4.2 million for the mine months ended September 30, 1997 to approximately $4.6 million for the nine months ended September 30, 1998 and a decrease in the average rate paid from approximately 7.05% for the nine months ended September 30, 1997 to approximately 5.79% for the nine months ended September 30, 1998. All other interest expense decreased from approximately $65,000 for the quarter ended September 30, 1997 to approximately $49,000 for the quarter ended September 30, 1998, a decrease of $16,000. The interest rate reduction was attributed to the repayment prior to maturity of a note payable to a correspondent bank which carried a rate of prime less .50% subject to a ceiling of 9.50% until July 1, 1999.

   Noninterest Income
   ------------------

   The following table presents the principal components of noninterest income for the three month and nine month periods ended September 30, 1998 and 1997.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                   ------------------    ------------------
                                    1998       1997       1998       1997
                                   --------   --------   --------   --------
                                               (IN THOUSANDS)
     Service charges on deposit
       accounts                   $    663        599      1,948      1,747
     Insurance commissions              68         36        157         92
     Fees on mortgage loans
       originated for sale              86          4        229          5
     Gain (Loss) on sale of loans      -0-          5          2         23
     Gain (Loss) on sale of assets     -0-        -0-        102         (2)
     Securities gains (losses)          (6)         4         23        (19)
     Equity in earnings of
       unconsolidated subsidiary        94         27        304        187
     Gain (Loss) on sale of other
       real estate                     -0-          1         (7)         2
     Other income                      296        171        828        559
                                  --------   --------   --------   --------
       Total Noninterest Income   $  1,201        847      3,586      2,594
                                  ========   ========   ========   ========

   Noninterest income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 increased approximately $992,000.

   Service charges on deposit accounts for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, increased approximately $201,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Community Bank of Southwest Georgia (a subsidiary of the Company), increased $117,000. Gain on sale of assets represented a gain on the sale of mortgage servicing rights. Fees on mortgage loans originated for sale increased $224,000 due to an increase in loan origination activity undertaken by the Company. All other income increased approximately $346,000 for the nine months ended September 30, 1998.

   Noninterest Expenses
   --------------------

   The following table presents the principal components of noninterest expenses for the three month and nine month periods ended September 30, 1998 and 1997.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                   ------------------    ------------------
                                    1998       1997       1998       1997
                                   --------   --------   --------   --------
                                               (IN THOUSANDS)
     Compensation                 $  1,441      1,289      4,028      3,627
     Other personnel expenses          339        282        975        832
     Occupancy expense of bank
       premises                        149        146        451        448
     Furniture and equipment
       expense                         300        301        821        771
     Federal deposit insurance          21         22         52         45
     Postage and courier services       46         58        205        211
     Supplies                          101         99        316        301
     Amortization                       89         89        267        267
     Other operating expenses          860        528      2,326      1,598
                                  --------   --------   --------   --------
       Total Noninterest Expenses $  3,346      2,814      9,441      8,100
                                  ========   ========   ========   ========

   Noninterest expenses for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, increased approximately $1,341,000 or 16.6%. Compensation and other personnel expenses increased approximately $544,000 for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $797,000 or 21.9% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase was primarily the result of a larger volume of business and professional fees associated with the merger activities of the Company.

   Provision for Loan Losses
   -------------------------

   The provision for loan losses for the nine months ended September 30, 1998 was $598,000 compared to $486,000 for the nine months ended September 30, 1997. The balance of the allowance for loan losses was approximately $3,736,000 (1.2% of outstanding loans) at September 30, 1998 and approximately $3,446,000 (1.3% of outstanding loans) at September 30, 1997. Actual loan charge-offs net of recoveries were approximately $399,000 for the nine months ended September 30, 1998 and approximately $204,000 for the nine months ended September 30, 1997. Non-accrual loans were approximately $924,000 at September 30, 1998 as compared to $472,000 at December 31, 1997. Loans ninety days or more past due and still accruing amounted to approximately $428,000 at September 30, 1998 and $178,000 at December 31, 1997. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

   Income Taxes
   ------------

   The effective tax rate for the nine months ended September 30, 1998 was 34.1% compared to 35.0% for the nine months ended September 30, 1997.

   Financial Condition
   -------------------

   The Company, including its subsidiaries, reported consolidated total assets of approximately $425.1 million at September 30, 1998 and approximately $405.6 million at December 31, 1997, representing an increase of approximately $19.5 million.

   During the nine months ended September 30, 1998, deposits increased $4.5 million, cash and due from banks decreased $.2 million, federal funds sold and securities purchased under agreement to resell decreased $1.9 million, federal funds purchased and securities sold under agreement to repurchase increased $3.6 million, investments decreased $9.4 million, advances from the Federal Home Loan Bank increased $6.0 million, other borrowed funds increased $2.6 million, operations generated $4.6 million and interest bearing deposits decreased $4.6 million which provided $37.4 million of funds which were used to fund increases in loans of $33.5 million, decrease long-term debt $.1 million, pay dividends of $1.2 million and fund capital expenditures of $2.6 million.

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

   The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized gains for the available-for-sale category of approximately $415,000 ($265,000 net of income tax effect). All securities were held in the available-for-sale category as of September 30, 1998. Pursuant to Financial Accounting Standards Board Statement No. 115 and as amended by Statement No. 130, a valuation allowance has been provided for the available-for-sale category and is reflected as a separate component of shareholders' equity as other comprehensive income.

   The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at September 30, 1998, a comparison of the minimum required and actual capital ratios are as follows:

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

                                            (Dollars in Thousands)

   As of September 30, 1998
     Total Capital
        (to Risk Weighted
       Assets)                $43,643  13.91%   25,104   8.00%    31,380  10.00%
     Tier 1 Capital
        (to Risk Weighted
       Assets)                 39,907  12.72%   12,552   4.00%    18,828   6.00%
     Tier 1 Capital
        (to Average Assets)    39,907   9.61%   16,615   4.00%    20,769   5.00%

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

   The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At September 30, 1998, the Company's cash and due from banks were approximately $20.7 million in excess of its reserve requirements of approximately $1.3 million, its short-term deposits with financial institutions were approximately $2.1 million and its federal funds sold and securities purchased under agreement to resell were approximately $12.7 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $62.9 million at September 30, 1998 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $25.0 million were pledged as of September 30, 1998.

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

   The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $35.1 million at September 30, 1998, at fixed and variable rates ranging from 5.20% to 7.24%.

   Through the Company's dividend reinvestment and common stock purchase plans, an additional 1,650 shares at an average of $11.93 per share was issued during the nine months ended September 30, 1998.

   Year 2000 Issue
   ---------------

   Based on a preliminary study, the Company expects to spend approximately $200,000 to $250,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount expensed through September 30, 1998 was immaterial.

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on strict underwriting standards, loan review and an adequate loan loss reserve.

   The Company has reviewed its market risk information disclosed in its 1997 Annual Report to Stockholders in relation to market risk information for the nine months ended September 30, 1998 and has determined that there has been no material changes in its market risk disclosures from those presented in its 1997 Annual Report.

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

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:
                 Exhibit No.
                  -----------
                   11       Statement re Computation of Per Share Earnings
                   27       Financial Data Schedule

            (b) Reports on Form 8-K.

                During the quarterly period ended September 30, 1998, the Company filed a current report on Form 8-K dated July 2, 1998. Such current report, was filed under Item 2 and 7 of Form 8-K and reported the consummation on June 19, 1998 of a merger of Investors Financial Corporation and Bainbridge National Bank with PAB Bankshares, Inc. by the issuance of 1,711,249 shares of common stock of PAB Bankshares, Inc. in exchange for all of the common stock, warrants and options of Investors Financial Corporation. Item 7 of the Form 8-K reported that the financial statements of Investors Financial Corporation and the pro forma financial information concerning Investors Financial Corporation and PAB Bankshares, Inc. would be filed no later than September 1, 1998.

                On August 21, 1998, the Company filed an amendment to the Form 8-K referred to above to include the financial statements of Investors Financial Corporation and the pro forma financial information concerning Investors Financial Corporation and PAB Bankshares, Inc.

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

                                   PAB BANKSHARES, INC.


                                   By:/s/ R. Bradford Burnette
                                      ---------------------------------
                                      R. Bradford Burnette
                                      (President and
                                      Chief Executive Officer)


                                   By:/s/ C. Larry Wilkinson
                                      ---------------------------------
                                      C. Larry Wilkinson
                                      (Executive Vice President and Chief
                                      Financial Officer)

                                   Date:  November 13, 1998

                               PAB BANKSHARES, INC.

                                     FORM 10-Q
                                 INDEX OF EXHIBITS
                                  -----------------


   The following exhibits are filed as part of the report.

   EXHIBIT NO.                     DESCRIPTION                 PAGE
   -----------                     -----------                 ----

            11                Statement re computation of
                              per share earnings                 21

            27                Financial data schedule            22