Form 10-K
period 1998-12-31
PAB BANKSHARES INC
filed 1999-03-31
CIK 705200

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-K

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                        Commission file number 0-25422

                             PAB BANKSHARES, INC.
            (Exact name of registrant as specified in its charter)


             Georgia                                                                  58-1473302
-------------------------------------------------------                 -------------------------------------
(State or other jurisdiction of incorporation or                              (I.R.S. Employer ID Number)
 organization)

                            3102 North Oak Street Extension, Valdosta, Georgia 31602
----------------------------------------------------------------------------------------------------------------
                                    (Address of principal executive office)

                      Registrant's telephone number, including area code      912/241-2775


                                    Securities registered pursuant to Section 12(b) of the Act:


               No par value Common Stock                                The American Stock Exchange
-------------------------------------------------------  ---------------------------------------------------------
                  (Title of Class)                                 (Name of Exchange on which Registered)


                           Securities registered pursuant to Section 12(g) of the Act

                                                      None
                                      -----------------------------------
                                                (Title of Class)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X         No
                                           -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of Registrant at March 8, 1999 was $91,472,872 based on a recent trading price of $16.00 per share.

The number of shares outstanding of Registrant's common stock at March 8, 1999 was 8,289,998 shares.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of Registrant's fiscal year-end are incorporated by reference in Part III.

                              PAB BANKSHARES, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                   Page

                                     PART I

     ITEM 1.    DESCRIPTION OF BUSINESS.............................   1
     ITEM 2.    DESCRIPTION OF PROPERTY.............................  10
     ITEM 3.    LEGAL PROCEEDINGS...................................  11
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  11

                                    PART II


     ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS...........................................  11

     ITEM 6.    SELECTED FINANCIAL DATA.............................  14

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS................  15

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK........................................  37

     ITEM 8.    FINANCIAL STATEMENTS................................  37

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE................  37

                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.....................  37

     ITEM 11.  EXECUTIVE COMPENSATION...............................  37

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.........................................  37

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  38


                                    PART IV


     ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.....................  38

               SIGNATURES...........................................  40


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     The primary business of the Company, as a bank holding company, is to manage the business and affairs of its four commercial bank subsidiaries, The Park Avenue Bank in Valdosta, Georgia, Farmers & Merchants Bank in Adel, Georgia, First Community Bank of Southwest Georgia in Bainbridge, Georgia, and Eagle Bank and Trust in Statesboro, Georgia (the four banking subsidiaries are sometimes individually and collectively referred to herein as the "Banks"). Unless otherwise indicated by the context, the term "Company" shall refer to PAB Bankshares, Inc. and its subsidiaries.

     The Company was organized in 1982 to own 100% of the stock of The Park Avenue Bank, a state-chartered commercial bank. Effective December 31, 1982, the Company became a bank holding company, registered with the Federal Reserve Board and the Georgia Department of Banking and Finance. In 1985, the Company acquired 87% of the stock and control of Farmers & Merchants Bank, a state-chartered commercial bank. The Company subsequently increased its ownership to 99.9% of the stock of Farmers & Merchants Bank. Effective January 1, 1995, the Company acquired 100% of the stock of First Federal Savings Bank of Bainbridge (the "Savings Bank"), a federal stock savings bank. The Savings Bank was converted to a commercial bank charter and the name changed to First Community Bank of Southwest Georgia ("First Community") in 1997. Effective June 19, 1998, the Company acquired 100% of the stock of Investors Financial Corporation ("Investors") and its wholly-owned subsidiary, Bainbridge National Bank. Bainbridge National Bank was merged into First Community Bank of Southwest Georgia in August, 1998. Effective December 10, 1998, the Company acquired 100% of the stock of Eagle Bancorp, Inc, and its wholly-owned subsidiary, Eagle Bank and Trust.

     The Company's offices are located in The Park Avenue Bank's main office at 3102 North Oak Street Extension, Valdosta, Georgia 31602, and its telephone number is (912) 241-2775.

Business of Issuer

     The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company's holding company structure provides it with greater flexibility than the respective Banks would otherwise have to expand and diversify their business activities, through newly formed subsidiaries, or through acquisitions. Although the Company has no present plans to engage in other business activities, management from time to time studies the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The Park Avenue Bank
--------------------

     The Park Avenue Bank commenced operations in 1971 as a state-chartered commercial bank; previously, The Park Avenue Bank was a regulated certificated bank which commenced operations in 1967 and a private bank which was organized in 1956. The Park Avenue Bank is located in Valdosta, Lowndes County, Georgia, its primary service area. The Park Avenue Bank had approximately $217.7 million in total assets, deposits of approximately $178.3 million and net worth of approximately $16.6 million at December 31, 1998. Customer deposits with The Park Avenue Bank are insured to the maximum extent provided by law through the Federal Deposit Insurance Corporation ("FDIC").

     The Valdosta Chamber of Commerce estimates the current population of Valdosta to be approximately 40,000 and the population of Lowndes County to be approximately 76,000. Valdosta is the county seat of Lowndes County and is approximately 18 miles north of the Georgia-Florida border.

Farmers & Merchants Bank

     Farmers & Merchants Bank commenced operations in 1947 as a state-chartered commercial bank. Customer deposits with the Farmers & Merchants Bank are insured to the maximum extent provided by law through the FDIC. The Farmers & Merchants Bank is located in Adel, Cook County, Georgia, its primary service area.

     Farmers & Merchants Bank had approximately $51.3 million in total assets, deposits of approximately $42.6 million and net worth of approximately $4.9 million at December 31, 1998.

     The Cook County Chamber of Commerce estimates the current population of Adel to be approximately 6,000 and the population of Cook County to be approximately 13,000. Adel is approximately 25 miles north of Valdosta, Georgia.

First Community Bank of Southwest Georgia (formerly First Federal Savings Bank of Bainbridge)

     First Community was chartered in 1934 as a federal mutual savings and loan association. In June 1990, First Community was converted from a federal mutual savings and loan association to a federal stock savings bank through the sale and issuance of common stock. First Community was converted to a commercial bank in 1997. Bainbridge National Bank was merged with First Community on August 31, 1998. Customer savings accounts are insured to the maximum extent provided by law through the FDIC.

     First Community had approximately $165.2 million in total assets, deposits of approximately $131.3 million and net worth of approximately $16.9 million at December 31, 1998.

     The Decatur County Chamber of Commerce estimates the current population of Bainbridge to be approximately 14,000 and the population of Decatur County to be approximately 28,000. Bainbridge is approximately 90 miles west of Valdosta, Georgia.

Eagle Bank and Trust

     Eagle Bank and Trust commenced operations in 1991 as a state-chartered commercial bank. Customer deposits with Eagle Bank and Trust are insured to the maximum extent provided by law through the FDIC. The Bank is located in Statesboro, Bulloch County, Georgia, its primary service area.

     Eagle Bank and Trust had approximately $78.2 million in total assets, deposits of approximately $65.5 million and net worth of approximately $7.2 million at December 31, 1998.

     The Bulloch County Chamber of Commerce estimates the current population of Statesboro be approximately 32,000 and the population of Bulloch County to be approximately 43,000. Statesboro is approximately 155 miles northeast of Valdosta, Georgia.

Banking Services and Operations

     Each Bank offers a full range commercial banking services to individuals, professional and business customers in their respective primary service areas. These services include personal and business checking accounts and savings and other type certificates of deposit. The Park Avenue Bank issues credit cards and acts as a merchant depository for cardholder drafts under both VISA and MasterCard. Eagle Bank and Trust provides credit cards in association with The Bankers Bank and acts as a merchant depository for cardholder drafts under both VISA and MasterCard. The Banks offer night depository and bank-by-mail services and sell bank drafts and travelers checks (issued by an independent entity).
The Banks do not presently offer trust and fiduciary services.

     The principal sources of income for the Banks are interest and fees collected on loans and interest on investment securities. The principal expenses of the Banks are interest paid on savings deposits, interest paid on other borrowings by the Banks, employee compensation, office expenses, and other operating expenses.

Lending

     The Banks seek to attract deposits from the general public and use such deposits, together with borrowings and other sources of funds, to originate and purchase loans. The Banks each offer a full range of short and medium commercial, consumer and real estate loans. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the respective Bank's lending limits. Consumer lending has been oriented primarily to the needs of the respective Bank's customers for such purposes as home remodeling, education and automobiles. Real estate lending is oriented toward construction loans and short-term commercial loans. Each Bank also originates fixed and variable-residential and other mortgage loans for its own account. The lending policies and procedures of each Bank are established and periodically reviewed by each Bank's Board of Directors.

     The Park Avenue Bank's loan portfolio totaled $150.6 million at December 31, 1998, which was comprised of approximately 52.81% commercial loans, commercial real estate and agri-business loans, 17.14% consumer loans, 23.87% residential real estate mortgage loans and 6.18% construction loans. The Park Avenue Bank's loan to deposit ratio at December 31, 1998 was approximately 84.45%.

     Farmers & Merchants Bank's loan portfolio totaled $35.8 million at December 31, 1998, which was comprised of approximately 53.52% commercial loans, commercial real estate and agri-business loans, 13.53% consumer loans, 27.11% residential real estate mortgage loans and 5.84% construction loans. Farmers & Merchants Bank's loan to deposit ratio at December 31, 1998 was approximately 83.86%.

     First Community's loan portfolio totaled $114.6 million at December 31, 1998, which was comprised of approximately 39.95% residential real estate mortgage loans, 44.52% commercial loans, commercial real estate and agri-business loans, 12.16% consumer loans and 3.37% construction loans. First Community's loan to deposit ratio at December 31, 1998 was approximately 87.33%.

     Eagle Bank and Trust's loan portfolio totaled $50.7 million at December 31, 1998, which was comprised of approximately 35.95% residential real estate mortgage loans, 40.88% commercial loans, commercial real estate and agri-business loans, 9.52% consumer loans and 13.65% construction loans. Eagle Bank and Trust's loan to deposit ratio at December 31, 1998 was approximately 77.41%.

Deposits

     Checking, savings, money market accounts, and other time deposits are the principal sources of the Banks' funds for loans and investments. Most of the Banks' deposits are obtained from individuals and small businesses. At December 31, 1998, The Park Avenue Bank had deposits of approximately $178.3 million, Farmers & Merchants Bank had deposits of approximately $42.6 million, First Community had deposits of approximately $131.3 million and Eagle Bank and Trust had deposits of approximately $65.5 million.

     The Banks seek to attract new deposits by paying rates of interest on certificates of deposit and money market accounts which are competitive in their respective primary service areas. The Banks generally do not pay brokers' commissions in connection with the obtaining of deposits.

Asset and Liability Management

     The primary assets of each Bank consists of its loan portfolio and investment account. Consistent with the requirements of prudent banking necessary to maintain liquidity, management seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching generally is not possible. Management seeks to invest the largest portion of each Bank's assets in commercial and agri-business, consumer and residential real estate loans. Each Bank anticipates that loans will be limited to approximately 75% to 85% of deposits, capital funds and other borrowings.
The Company anticipates that each Bank's investment account will consist primarily of marketable securities of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

     The investment policy of each Bank provides for a portfolio divided among issues purchased to meet one or more of the following objectives: (i) to complement strategies developed in assets/liquidity management, including desired liquidity levels; (ii) to maximize after tax income from funds not needed for day-to-day operations and loan demands; and (iii) to provide collateral necessary for acceptance of public funds. Management anticipates that this policy will allow each Bank to deal with seasonal deposits fluctuations and to provide for basic liquidity consistent with the Bank's loan demand. When possible, maturation will match anticipated liquidity demands. Longer term securities may be selected for a combination of yield and exemption from federal income taxation when appropriate.

     Deposit accounts are expected to represent the majority of the liabilities of the Banks. These will include transaction accounts, savings accounts, time deposits and certificates of deposit.

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

Supervision and Regulation

     General
     -------

     The following discussion summarizes material elements of the federal and state regulatory framework applicable to commercial banks, savings banks (sometimes referred to herein as "thrifts"), bank holding companies, and savings bank holding companies. Such discussion is qualified in its entirety by reference to applicable federal and state statutes and regulations.
Furthermore, the statutes and regulations affecting the Company and the Banks may change after the date of this Annual Report on Form 10-K, and any such changes may have a material adverse effect on the Banks or the Company.

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

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statutes require a savings and loan holding company to obtain prior approval of the Office of Thrift Supervision before acquiring direct or indirect ownership or control of a savings bank or savings association.

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

     Additionally, in February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully-acquired bank into an interstate branch network. Beginning July 1, 1998, the Georgia Interstate Branching Act also allows banks to establish de novo branches throughout Georgia.

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

     Each of the Banks is a member of the FDIC, and as such, its deposits are insured to the maximum extent provided by law. Each of the Banks is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations and each is supervised and examined by one or more state or federal bank regulatory agencies.

     The Banks are subject to regulation, supervision and examination by the FDIC and the Georgia Department. The Federal Reserve and the Georgia Department regularly examine the operations of the Banks and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal banking regulators and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of the law.

     Payment of Dividends
     --------------------

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

     Capital Adequacy
     ----------------

     The Company and each of the Banks are required to comply with capital adequacy standards established by the Federal Reserve in the case of the Company, and the appropriate federal banking regulator in the case of its Bank subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: (1) a risk-based measure and (2) a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier II Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier I Risk-Based Capital Ratio (i.e., the ratio of Tier I Capital to risk-weighted assets) were 13.8% and 12.6% respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier I Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 9.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "Tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Banks are subject to risk-based and leverage capital requirements adopted by their federal banking regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     Each of the Banks was in compliance with applicable minimum capital requirements as of December 31, 1998. The Company has not been advised by any regulator of any specific minimum capital ratio requirement applicable to it or any Bank.

     Failure to meet capital guidelines could subject a Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.

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

     Support of Subsidiary Institutions
     ----------------------------------

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Under the Federal Deposit Insurance Act ("FDIC"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. As a result, any loss suffered by the FDIC in respect of any of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the investment in such other subsidiary depository institution.

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

     Under the final agency rules implementing the prompt corrective action provisions, an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier I Risk-Based Capital Ratio of 6% or greater, and a Leverage Ratio of 5% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking regulator is deemed to be well capitalized. An institution with a total Risk-Based Capital Ratio of 8% or greater, a Tier I Risk-Based Capital Ratio of 4% or greater, and a Leverage Ratio of 4% or greater is considered to be adequately capitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 8%, a Tier I Risk-Based Capital Ratio of less than 4%, or a Leverage Ratio of less than 4% is considered to be undercapitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 6%, a Tier I Risk-Based Capital Ratio of less than 3%, or a Leverage Ratio of less than 3% is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier I Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalized category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     At December 31, 1998, each Bank had the requisite capital levels to qualify as "well capitalized."

FDIC Insurance Assessments

     Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the SAIF for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

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

Employees

     As of December 31, 1998, the Company employed 17 full-time employees and 8 part-time employees, The Park Avenue Bank employed 67 full-time employees and 14 part-time employees, Farmers & Merchants Bank employed 24 full-time employees and 3 part-time employees, First Community employed 53 full-time employees and 13 part-time employees and Eagle Bank and Trust employed 33 full-time employees and 5 part-time employees. The Company and each Bank considers their respective relationships with their employees to be good.

Cautionary Notice Regarding Forward-Looking Statements

  This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) the Company's or one or more Bank's plans, intentions or expectations, (ii) general competitive conditions, and
(iii) the Company's management information systems. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," and similar expressions are intended to identify such forwardlooking statements; however, this Annual Report also contains other forward looking statements in addition to historical information. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, accordingly, there can be no assurance that such indicated results will be realized. Among others, factors that could cause actual results to differ materially are the following: development of trends in the general economy; the highly competitive nature of the banking industry; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; and the risk factors listed from time to time in the Company's Commission reports, including but not limited to, its Annual Reports on Form 10-
K. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

ITEM 2.  DESCRIPTION OF PROPERTY

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

     The Park Avenue Bank's business is conducted at the following locations:

     (1)  Main office - 3102 North Oak Street Extension, Valdosta, Georgia
          31602;

     (2)  Downtown branch - 124 West Hill Avenue, Valdosta, Georgia 31601;

     (3) Francis Lake Shopping Center branch - Highway 376, Lake Park, Georgia 31636; and

     (4) Baytree branch   1517 Baytree Road, Valdosta, Georgia 31602

     The Park Avenue Bank owns all of its office locations.

     Farmers & Merchants Bank's business is conducted at 301 West Fourth Street, Adel, Georgia 31620, which building it owns.

     First Community's business is conducted at the following locations:

     (1)  Main office  226 South Broad Street, Bainbridge, Georgia 31717;

     (2)  Cairo branch - 800 N. Broad Street, Cairo, Georgia 31728; and

     (3) Shotwell branch  400 E. Shotwell Street, Bainbridge, Georgia 31717

     First Community owns all of its office locations.

     Eagle Bank and Trust's business is conducted at the following locations:

     (1) Main office  335 South Main Street, Statesboro, Georgia 33458; and

     (2) Mall office -726 Northside Drive, Statesboro, Georgia  33458

     Eagle Bank and Trust owns all of its office locations.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of the Banks is a party to any pending legal proceedings, other than routine litigation incidental to each Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II
                                    -------



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of December 31, 1998 there were approximately 2,500 shareholders of record of the Company's common stock. Prior to July 9, 1996 there was no established trading market for the Company's common stock. The Company's common stock began trading on the American Stock Exchange on July 9, 1996 under the symbol "PAB." The following table shows the high and low prices for each quarter of the 1997 and 1998 fiscal year:

                                               Sales
                                             Prices Per
                                            Share of PAB
                                            Common Stock
                                           --------------
                                           High       Low
                                           ----       ---
1997
First Quarter                             $10.69    $ 9.44
Second Quarter                             11.00     10.13
Third Quarter                              11.38     10.50
Fourth Quarter                             12.06     10.56

1998
First Quarter                              27.38     11.75
Second Quarter                             23.75     20.00
Third Quarter                              23.38     18.13
Fourth Quarter                             21.50     17.25

     The Company has declared and paid cash dividends on the common stock since 1983 (its first full year of operations). The Company paid cash dividends of $.175 per share ($988,423 in the aggregate) in fiscal year 1997 and

$.275 per share ($1,997,476 in the aggregate) in fiscal year 1998. Per share amounts have been adjusted to reflect a two-for-one stock split in 1998.

     The primary source of funds available for the payment of cash dividends by the Company is dividends from the Banks. The ability of the Banks to pay dividends are subject to the provisions of the Financial Institutions Code of Georgia, the rules of the Georgia Department.

     If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be unsafe and unsound banking practice. Under the FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Recent Sales of Unregistered Securities

     Pursuant to the PAB Bankshares, Inc. 1994 Directors' Deferred Stock Purchase Plan, directors of the Company and the Banks may elect to receive Company common stock in lieu of cash compensation otherwise payable to the directors for their service as members of the Board of Directors of the Company and any Bank, or any committee thereof. The table below sets forth the number of shares of common stock the Company issued on January 15, 1998 in lieu of fees payable in connection with meetings held in 1997.


          Name                  Total Number of Shares of  Price per
                                      Common Stock           Share
                                -------------------------  ---------

     John Clark                            285              $21.375
     James L. Dewar, Jr.                   570               21.375
     F. Ferrell Scruggs, Sr.               519               21.375
     D. Ramsay Simmons, Jr.                318               21.375
     Joe P. Singletary, Jr.                594               21.375
     Charles O. Templeton                  102               21.375
     Kenneth Scruggs, Sr.                  112               21.375
     T. Lavelle Webb                       121               21.375
     David Brown                            98               21.375
     Joseph Durrenberger                   107               21.375
     Richard Nijem                         102               21.375
     W.F. Bozeman                           80               21.375
     Howard McClain                         25               21.375
     Larry Griner                           95               21.375
     Roger Watson                           95               21.375
     Fleming Williams                       91               21.375
     Raleigh Rollins                       252               21.375
     Oscar Jackson                         198               21.375

     In addition, Robert McDaniel, a former loan officer of First Community, purchased 250 shares of Company common stock upon the exercise of options granted to him under the Company 1994 Employee Stock Option Plan. Mr. McDaniel purchased these shares on November 3, 1998, prior to terminating his employment with First Community.

     All of the shares of common stock were acquired by the directors and Mr. McDaniel described above for investment purposes and with no present intention toward resale or distribution thereof. The sales were made without public solicitation, and the stock certificates bear restrictive legends. No underwriter was involved in the transactions, and no commissions were paid. As a result, each of the transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

Operating Results:
------------------
                                                     YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------
                                           1998       1997      1996      1995      1994
                                         ---------  --------  --------  --------  --------
Total revenues                           $ 45,320    40,374    36,442    32,810    22,844
                                         ========   =======   =======   =======   =======
Interest income                          $ 39,697    36,064    32,591    29,630    20,542
Interest expense                          (19,004)  (16,970)  (16,010)  (14,206)   (8,622)
                                         --------   -------   -------   -------   -------
Net interest income before
  provision for loan losses                20,693    19,094    16,581    15,424    11,920
Provision for loan losses                    (903)     (793)     (633)     (593)     (538)
Securities gains (losses)                      11       (13)      131       127       (63)
Other income                                5,612     4,323     3,721     3,053     2,365
Merger related expenses (before tax)         (620)     (119)      -0-       -0-       -0-
SAIF assessment                               -0-       -0-      (385)      -0-       -0-
Other expenses                            (14,795)  (13,327)  (12,145)  (11,622)   (9,298)
                                         --------   -------   -------   -------   -------
Income before taxes                         9,998     9,165     7,270     6,389     4,386
Income taxes                               (3,347)   (3,162)   (2,451)   (2,083)   (1,356)
                                         --------   -------   -------   -------   -------
Net income                               $  6,651     6,003     4,819     4,306     3,030
                                         ========   =======   =======   =======   =======
Basic earnings per share: (1)
  Net income                             $    .80       .73       .60       .53       .42
  Merger related expenses                     .05       .01       .00       .00       .00
  SAIF assessment                             .00       .00       .03       .00       .00
                                         --------   -------   -------   -------   -------
  Net income before merger expenses
    and SAIF assessment                  $    .85       .74       .63       .53       .42
                                         ========   =======   =======   =======   =======
Diluted earnings per share: (1)
  Net income                             $    .78       .72       .59       .53       .42
  Merger related expenses                     .05       .01       .00       .00       .00
  SAIF assessment                             .00       .00       .03       .00       .00
                                         --------   -------   -------   -------   -------
  Net income before merger expenses
    and SAIF assessment                  $    .83       .73       .62       .53       .42
                                         ========   =======   =======   =======   =======
Dividends per share (1)                  $   .275      .175      .135      .103      .088
                                         ========   =======   =======   =======   =======


Financial Condition:
--------------------
                                                           DECEMBER 31,
                                         ------------------------------------------------
                                             1998      1997      1996      1995      1994
                                         --------   -------   -------   -------   -------
Loans, net                               $347,305   317,269   282,493   246,789   188,283
Interest-bearing  deposits                  1,934     6,669     5,605     3,437     3,083
Investments                                95,209    83,439    89,499    93,401    59,341
Federal funds sold and securities
  purchased under agreements  to
  resell                                   15,630    15,848    16,984     9,817     4,371
Assets                                    513,743   471,901   433,549   393,543   290,233
Deposits                                  413,256   386,643   367,359   338,924   248,672
Federal funds purchased                     3,824       -0-       200       -0-       870
Advances from Federal Home
  Loan Bank                                39,058    31,812    17,645     8,941     5,629
Other long-term indebtedness                  -0-     2,184     3,384     5,157     4,730
Other borrowed funds                        2,339     1,005       170       -0-       -0-
Stockholders'  equity                      51,102    46,065    40,875    36,483    27,839


Asset Quality:
--------------
                                                           DECEMBER 31,
                                         ------------------------------------------------
                                            1998      1997      1996      1995      1994
                                         --------   -------   -------   -------   -------
Foreclosed real estate                   $    438       434       371       443        71
Non-accrual loans                           1,251       520       527       306       280
Loans 90 days or more past due and
  still accruing                              199       178       265       722        35
                                         --------   -------   -------   -------   -------
Total non-performing assets and loans
  90 days or more past due               $  1,888     1,132     1,163     1,471       386
                                         ========   =======   =======   =======   =======

(1) Earnings per share have been adjusted to reflect a 2-for-1 stock split in 1996 and 1998.
(2) All data for prior periods has been restated to reflect mergers accounted for as poolings of interests occurring in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This analysis has been prepared to provide insight into the consolidated financial condition of the Company and to address the factors which the Company believes have affected the Company's results of operations. Unless otherwise noted, the financial and other information presented with respect to the Company in this discussion and elsewhere in this annual report generally includes the accounts of the Banks. The Company's consolidated financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

Results of Operations

     The Company, including operations of the Banks, reported consolidated net income of $6,651,050 ($.80 and $.78 basic and diluted earnings per share) for the year ended December 31, 1998 compared to $6,002,894 ($.73 and $.72 basic and diluted earnings per share) for the year ended December 31, 1997 and $4,818,603 ($.60 and $.59 basic and diluted earnings per share) for the year ended December
31, 1996.   Net interest income after provision for loan losses was $19,790,078,
$18,300,673 and $15,948,806 for the three years ended December 31, 1998, 1997, and 1996, respectively. The provision for loan losses was $903,404, $792,900 and $632,842 for the three years ended December 31, 1998, 1997 and 1996, respectively. Non-interest income totalled $5,623,055, $4,310,047 and $3,850,515 for the three years ended December 31, 1998, 1997 and 1996, respectively and non-interest expenses totalled $15,414,632, $13,446,200 and $12,530,008 for the three years ended December 31, 1998, 1997 and 1996, respectively.

     During the year ended December 31, 1998 and 1997, the Company incurred merger related expenses related to the merger of Investors and Eagle Bancorp, Inc., both of which were accounted for by the pooling of interests method of accounting. Theses expenses aggregated approximately $620,000 for 1998 and $119,000 for 1997. Additionally, during the year ended December 31, 1996, First Community (a thrift subsidiary now converted to a commercial bank subsidiary) was assessed a charge of approximately $385,000 to recapitalize the thrift industry insurance fund. Excluding the effects of these expenses, including related tax benefits, would have resulted in an increase in the Company's earnings per share of $.05 for 1998, $.01 for 1997 and $.03 for 1996. This would have resulted in basic and diluted earnings per share of $.85 and $.83 for 1998, $.74 and $.73 for 1997 and $.63 and $.62 for 1996.

     The following table summarizes the results of operations of the Company for the three years ended December 31, 1998.

                                YEARS ENDED DECEMBER 31,
                              -----------------------------
                                 (Dollars in thousands)
                                1998       1997      1996
                              ---------  --------  --------
Interest income               $ 39,697    36,064    32,591
Interest expense               (19,004)  (16,970)  (16,010)
                              --------   -------   -------
Net interest income             20,693    19,094    16,581
Provision for loan losses         (903)     (793)     (633)
Non-interest income              5,623     4,310     3,851
Special SAIF assessment            -0-       -0-      (385)
Other non-interest expense     (15,415)  (13,446)  (12,145)
                              --------   -------   -------
Income before taxes              9,998     9,165     7,269
Income taxes                    (3,347)   (3,162)   (2,450)
                              --------   -------   -------

Net income                    $  6,651     6,003     4,819
                              ========   =======   =======

                                                YEARS ENDED DECEMBER 31,
                                               ---------------------------
                                                 1998      1997     1996
                                               --------  --------  -------
Return on assets (net income divided
 by average total assets)                         1.35%     1.33%    1.17%

Return on equity (net income divided
 by average equity)                              13.69%    13.81%   12.48%

Dividend payout ratio (dividends
 declared per share divided by diluted
 net income per share)                           35.26%    24.31%   22.88%

Equity to assets ratio at December 31
 (average equity divided by average
 total assets)                                    9.95%     9.76%    9.43%

Book value per share at December 31             $ 6.17    $ 5.57   $ 5.00

Net interest margin as percentage of
 average interest-earning assets                  4.64%     4.62%    4.39%

Efficiency ratio, excluding merger expenses
 and SAIF assessment                             55.54%    56.31%   58.78%

Non-performing assets and loans 90 days
 or more past due as percentage of
 total loans at December 31                        .54%      .35%     .41%

Comparison of Years Ended December 31, 1998 and 1997

     Operations for the year ended December 31, 1998 resulted in net income of approximately $6.7 million compared to a net income of approximately $6.0 million for the year ended December 31, 1997.

     Interest Income
     ---------------

     Total interest income increased approximately $3.6 million for 1998 compared to 1997. This increase is attributed to the factors explained in the following paragraphs.

     Interest earned on loans increased from approximately $30.0 million in 1997 to approximately $33.1 million in 1998, an increase of $3.1 million. This increase was the combined effect of an increase in the average loan portfolio balance from approximately $314.7 million in 1997 to $328.1 million in 1998 and an increase in the rate earned on the loan portfolio from 9.54% in 1997 to 10.1% in 1998.

     Interest earned on taxable investment securities decreased from approximately $5.1 million in 1997 to approximately $4.7 million in 1998, a decrease of $447,000. This decrease was the net effect of an increase in the average taxable investment portfolio balance from approximately $80.8 million in 1997 to approximately $81.5 million in 1998 and a decrease in the rate earned on the taxable investment portfolio from 6.31% in 1997 to 5.71% in 1998.

     Interest earned on nontaxable investment securities increased from approximately $247,000 in 1997 to approximately $316,000 in 1998, an increase of $69,000. This increase was the net effect of an increase in the average non-taxable investment portfolio balance from approximately $5.6 million in 1997 to approximately $7.5 million in 1998 and a decrease in the rate earned on the non-taxable investment portfolio from 4.41% in 1997 to 4.2% in 1998.

     Interest earned on interest-bearing deposits in banks decreased from approximately $236,000 in 1997 to approximately $206,000 in 1998, a decrease of $30,000. This decrease was the combined effect of a decrease in the average interest-bearing deposits balance from $4.7 million in 1997 to $4.3 million in 1998 and a decrease in the rate earned on the interest-bearing deposits from 5.0% in 1997 to 4.78% in 1998.

     Interest earned on federal funds sold increased from approximately $448,000 in 1997 to approximately $1.3 million in 1998, an increase of $934,000. This increase was the net effect of an increase in the average federal funds sold balance from approximately $7.1 million in 1997 to approximately $24.3 million in 1998 and a decrease in the rate earned on the federal funds sold from 6.32% in 1997 to 5.69% in 1998.

       Interest Expense
       ----------------

     Total interest expense increased approximately $2.03 million in 1998 compared to 1997. This increase is attributed to the factors explained in the following paragraphs.

     The increase in total interest expense was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $315.5 million in 1997 to approximately $331.3 million in 1998 and an increase in the average rate paid on deposits from 4.85% in 1997 to 4.9% in 1998. The Company's interest expense on interest-bearing deposits increased $950,000 from approximately $15.3 million for the year ended December 31, 1997 to approximately $16.2 million for the year ended December 31, 1998. The increase in interest-bearing deposits came from the local communities served by the Banks.

     All other interest expense consisting principally of interest on notes and mortgages payable, increased from approximately $1.7 million for the year ended December 31, 1997 to approximately $2.8 million for the year ended December 31, 1998, an increase of $1.1 million. This increase was the combined effect of an increase in the average balance of Federal Home Loan Bank advances from approximately $23.2 million in 1997 to approximately $35.4 million in 1998 and an increase in the average rate from 5.79% in 1997 to 6.75% in 1998. These advances were to match fund mortgage loans made. Additionally, the Company had a note payable to a correspondent bank which had a balance of approximately $2.2 million at December 31, 1997, which was repaid prior to maturity during the year ended December 31, 1998. The interest rate was a variable interest rate (7.65% at December 31, 1997). The note provided for equal semi-annual installments in the amount of $36,500 with a maturity date in 2005. Interest on notes payable decreased from approximately $240,000 for the year ended December 31, 1997 to approximately $152,000 for the year ended December 31, 1998, a decrease of $88,000.

     Interest of approximately $128,000 was paid on federal funds purchased during the year ended December 31, 1998 and approximately $76,000 during the year ended December 31, 1997, an increase of $52,000. Federal funds purchased outstanding totalled $3.8 million at December 31, 1998. There were no balances outstanding at December 31, 1997.

     Interest of approximately $28,000 was paid on other borrowed funds during the year ended December 31, 1997 and approximately $98,000 during the year ended December 31, 1998, an increase of $70,000. This represented interest expense on sweep agreements. This increase was the combined effect of an increase in the average balance of sweep agreements from approximately $500,000 for the year ended December 31, 1997 to approximately $1.7 million for the year ended December 31, 1998 and an increase in the average rate paid from 5.25% for the year ended December 31, 1997 to 5.84% for the year ended December 31, 1998.

       Provision for Loan Losses
       -------------------------

     The provision for loan losses for the year ended December 31, 1998 as compared to 1997 increased approximately $110,000. The balance of the allowance for loan losses was approximately $4.4 million at December 31, 1998 and approximately $4.2 million at December 31, 1997. Actual loan charge-offs net of recoveries were approximately $720,000 for the year ended December 31, 1998 and approximately $353,000 for the year ended December 31, 1997. Non-accrual loans were approximately $1.3 million at December 31, 1998 as compared to $520,000 at December 31, 1997. Loans 90 days or more past due and still accruing amounted to approximately $199,000 at December 31, 1998 and $178,000 at December 31, 1997. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged-off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy, specific impaired loans and other relevant factors.

     Non-Interest Income
     -------------------

     The following table presents the principal components of non-interest income for the years ended December 31, 1998 and 1997.

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                         1998          1997
                                                     -------------  -----------
                                                       (Dollars in thousands)

  Service charges on deposit accounts                   $3,013        2,797
  Insurance commissions                                    221          148
  Fees on mortgage loans originated for sale               725          244
  Late charges and other loan fees                         657          349
  Equity in earnings of unconsolidated subsidiary          368          256
  Securities gains (losses)                                 11          (13)
  Gain (loss) on sale of loans                               2           24
  Gain (loss) on sale of other real estate                  (5)           3
  Gain (loss) on sale of assets                            109           (2)
  Other income                                             522          504
                                                        ------        -----
    Total non-interest income                           $5,623        4,310
                                                        ======        =====


     Non-interest income for the year ended December 31, 1998 as compared to 1997, increased approximately $1.3 million. Service charges on deposit accounts for the year ended December 31, 1998 as compared to 1997 increased approximately $216,000. This increase was related primarily to an increase in the number of transactional accounts with NSF charges. Fees on mortgage loans originated for sale increased approximately $481,000 reflecting an increase in mortgage loan originations. Late charges and other miscellaneous loan fees increased approximately $308,000 reflecting an increase in loan volume. Equity in earnings of unconsolidated subsidiary increased approximately $112,000. This represents the Company's 50% interest in the earnings of Empire Financial Services, Inc. ("Empire"), an unconsolidated subsidiary which is 50% owned by First Community. All other income increased from approximately $664,000 for the year ended December 31, 1997 to approximately $860,000 in 1998, an increase of $196,000.

     Non-Interest Expenses
     ---------------------

     The following table presents the principal components of non-interest expenses for the years ended December 31, 1998 and 1997:


                                        YEARS ENDED DECEMBER 31,
                                        ------------------------
                                            1998         1997
                                        ------------  ----------
                                         (Dollars in thousands)

  Compensation                               $ 6,636       6,002
  Other personnel expenses                     1,588       1,294
  Occupancy expense of bank premises             746         729
  Furniture and equipment expense              1,302       1,246
  Federal deposit insurance                       90          80
  Postage and courier services                   339         359
  Supplies                                       497         494
  Amortization                                   357         357
  Other operating expenses                     3,860       2,885
                                             -------      ------
    Total non-interest expenses              $15,415      13,446
                                             =======      ======

     Non-interest expenses for the year ended December 31, 1998 as compared to 1997, increased approximately $2.0 million or 14.6%.

     Compensation and other personnel expenses increased approximately $928,000 reflecting an increase in the number of employees, in wage levels and in the cost of employee benefits. Merger related expenses for the year ended December 31, 1998 as compared to 1997 increased approximately $501,000. These expenses were incurred by the Company and two subsidiaries in connection with the acquisition by merger of two subsidiaries in 1998, which were accounted for as poolings of interest. All other expenses increased approximately $540,000 or 8.95%. The increases were primarily attributed to a larger volume of business.

       Income Taxes
       ------------

     The effective tax rate for the year ended December 31, 1998 was 33.5% compared to 34.5% for the year ended December 31, 1997.


Comparison of Years Ended December 31, 1997 and 1996

     Operations for the year ended December 31, 1997 resulted in a net income of approximately $6.0 million compared to a net income of approximately $4.8 million for the year ended December 31, 1996.

         Interest Income
         ---------------

     Total interest income increased approximately $3.5 million for 1997 compared to 1996. This increase is attributed to the factors explained in the following paragraphs.

     Interest earned on loans increased from approximately $26.3million in 1996 to approximately $30.0 million in 1997, an increase of $3.7 million. This increase was the net effect of an increase in the average loan portfolio balance from approximately $274.4 million in 1996 to $314.7 million in 1997 and a decrease in the rate earned on the loan portfolio from 9.6% in 1996 to 9.54% in 1997.

     Interest earned on taxable investment securities decreased from approximately $5.5 million in 1996 to approximately $5.1 million in 1997, a decrease of $432,000. This decrease was the combined effect of a decrease in the average taxable investment portfolio balance from approximately $86.8 million in 1996 to approximately $80.8 million in 1997 and a decrease in the rate earned on the taxable investment portfolio from 6.38% in 1996 to 6.31% in 1997.

     Interest earned on nontaxable investment securities increased from approximately $239,000 in 1996 to approximately $247,000 in 1997, an increase of $8,000. This increase was the net effect of an increase in the average non-taxable investment portfolio balance from approximately $4.9 million in 1996 to approximately $5.6 million in 1997 and a decrease in the rate earned on the non-taxable investment portfolio from 4.9% in 1996 to 4.41% in 1997.

     Interest earned on interest-bearing deposits in banks increased from approximately $91,000 in 1996 to approximately $236,000 in 1997, an increase of $145,000. This increase was the combined effect of an increase in the average interest-bearing deposits balance from $2.4 million in 1996 to $4.7 million in 1997 and an increase in the rate earned on the interest-bearing deposits from 3.84% in 1996 to 5.0% in 1997.

     Interest earned on federal funds sold increased from approximately $394,000 in 1996 to approximately $448,000 in 1997, an increase of $54,000. This increase was the net effect of a decrease in the average federal funds sold balance from approximately $9.5 million in 1996 to approximately $7.1 million in 1997 and an increase in the rate earned on the federal funds sold from 4.17% in 1996 to 6.32% in 1997.

     Interest Expense
     ----------------

     Total interest expense increased approximately $960,000 in 1997 compared to 1996. This increase is attributed to the factors explained in the following paragraphs.

     The increase in total interest expense was the net effect of an increase in the average balance of interest-bearing deposits from approximately $295.1 million in 1996 to approximately $315.5 million in 1997 and a decrease in the average rate paid on deposits from 4.99% in 1996 to 4.85% in 1997. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $14.7 million for the year ended December 31, 1996 to approximately $15.3 million for the year ended December 31, 1997, an increase of $569,000. The increase in interest-bearing deposits came from the local communities served by the Banks.

     All other interest expense consisting principally of interest on notes and mortgages payable, increased from approximately $1.3 million for the year ended December 31, 1996 to approximately $1.7 million for the year ended December 31, 1997, an increase of $392,000. This increase was the combined effect of an increase in the average balance of Federal Home Loan Bank advances from approximately $16.3 million in 1996 to approximately $23.2 million in 1997 and an increase in the average rate from 5.44% in 1996 to 5.79% in 1997. These advances were to match fund mortgage loans made. Additionally, the Company had notes payable to correspondent banks which had a balance of approximately $2.2 million at December 31, 1997. The interest rate was variable (7.65% at December 31, 1997). Semi-annual principal payments were scheduled through the maturity date in 2005. Interest on notes payable decreased from approximately $337,000 for the year ended December 31, 1996 to approximately $240,000 for the year ended December 31, 1997, a decrease of $97,000.

     Interest of approximately $76,000 was paid on federal funds purchased during the year ended December 31, 1997 and approximately $44,000 during the year ended December 31, 1996, an increase of $32,000. There was no federal funds purchased outstanding at December 31, 1997.

     Interest of approximately $24,000 was paid on other borrowed funds during the year ended December 31, 1996 and approximately $28,000 during the year ended December 31, 1997, an increase of $4,000. This represented interest expense on sweep agreements. This increase was the net effect of a decrease in the average balance of sweep agreements from approximately $600,000 for the year ended December 31, 1996 to approximately $500,000 for the year ended December 31, 1997 and an increase in the average rate paid from 4.17% for the year ended December 31, 1996 to 5.25% for the year ended December 31, 1997.

     Provision for Loan Losses
     -------------------------

     The provision for loan losses for the year ended December 31, 1997 as compared to 1996 increased approximately $160,000. The balance of the allowance for loan losses was approximately $4.2 million at December 31, 1997 and approximately $3.8 million at December 31, 1996. Actual loan charge-offs net of recoveries were approximately $353,000 for the year ended December 31, 1997 and approximately $257,000 for the year ended December 31, 1996. Non-accrual loans were approximately $520,000 at December 31, 1997 as compared to $527,000 at December 31, 1996. Loans 90 days or more past due and still accruing amounted to approximately $178,000 at December 31, 1997 and $265,000 at December 31, 1996. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged-off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy, specific impaired loans and other relevant factors.

     Non-Interest Income
     -------------------

     The following table presents the principal components of non-interest income for the years ended December 31, 1997 and 1996.

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                         1997          1996
                                                     -------------  ----------
                                                      (Dollars in thousands)
  Service charges on deposit accounts                      $2,797        2,407
  Insurance commissions                                       148           84
  Fees on mortgage loans originated for sale                  244          254
  Late charges and other loan fees                            349          298
  Equity in earnings of unconsolidated subsidiary             256          216
  Securities gains (losses)                                   (13)         131
  Gain (loss) on sale of loans                                 24           11
  Gain (loss) on sale of other real estate                      3            1
  Gain (loss) on sale of assets                                (2)           3
  Other income                                                504          446
                                                           ------        -----
    Total non-interest income                              $4,310        3,851
                                                           ======        =====

     Non-interest income for the year ended December 31, 1997 as compared to 1996, increased approximately $459,000. Service charges on deposit accounts for the year ended December 31, 1997 as compared to 1996 increased approximately $390,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Late charges and other miscellaneous loan fees increased approximately $51,000 reflecting an increase in loan volume. Securities gains for the year ended December 31, 1997 as compared to 1996 decreased approximately $144,000. Equity in earnings of unconsolidated subsidiary increased approximately $40,000. This represents the Company's 50% interest in the earnings of Empire. All other income increased from approximately $799,000 for the year ended December 31, 1996 to approximately $921,000 in 1997.

     Non-Interest Expenses
     ---------------------

     The following table presents the principal components of non-interest expenses for the years ended December 31, 1997 and 1996:

                                        YEARS ENDED DECEMBER 31,
                                        ------------------------
                                            1997         1996
                                        ------------  ----------
                                         (Dollars in thousands)

  Compensation                               $ 6,002       5,430
  Other personnel expenses                     1,294       1,060
  Occupancy expense of bank premises             729         696
  Furniture and equipment expense              1,246       1,159
  Federal deposit insurance                       80         117
  Special SAIF assessment                        -0-         385
  Postage and courier services                   359         315
  Supplies                                       494         418
  Amortization                                   357         376
  Other operating expenses                     2,885       2,574
                                             -------      ------

    Total non-interest expenses              $13,446      12,530
                                             =======      ======

     Non-interest expenses for the year ended December 31, 1997 as compared to 1996, increased approximately $916,000 or 7.3% ($1,301,000 or 10.7% excluding special SAIF assessment in 1996).

     Compensation and other personnel expenses increased approximately $806,000 reflecting an increase in the number of employees, in wage levels and in the cost of employee benefits. During the quarter ended September 30,

1996, the much publicized pending legislation which would result in a special SAIF assessment to recapitalize the insurance fund was signed into law. This assessment affected the Company's then thrift subsidiary, First Community, and resulted in an assessment of $.657 per $100 of domestic deposits held as of March 31, 1995. This assessment amounted to $385,000. Federal deposit insurance decreased $37,000 for the year ended December 31, 1997 compared to 1996 as a result of reductions in federal deposit insurance premium rates. All other expenses increased approximately $532,000 or 9.6%. The increases were primarily attributed to a larger volume of business.

     Income Taxes
     ------------

     The effective tax rate for the year ended December 31, 1997 was 34.5% compared to 33.7% for the year ended December 31, 1996.


Asset/Liability Management and Market Risk (Quantitative and Qualitative Disclosures About Market Risk)

     The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivative instruments to mitigate its credit risk, relying instead on strict underwriting standards, loan review, and an adequate loan loss reserve.

     Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management
Committee ("ALCO"), which includes senior management representatives.   ALCO
monitors and considers methods of managing interest rate risk by monitoring changes in Economic Value of Equity ("EVE") and net interest income under various interest rate scenarios.

     Market value has taken on greater interest as a measure of equity risk. By marking-to-market the components of the balance sheet, the Company can compute the market value of equity. Not unlike a bond analysis, interest rates are
changed at various increments and the new market value is calculated.   ALCO
attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on EVE and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Rate risk measurement is undertaken to determine potential loss in the net interest margin ("NIM") and, ultimately, in each Bank's capital ratio. One of the most popular methods used to estimate interest rate risk is the rate sensitivity gap. The theory states that interest rate risk is due to the volume differences, called GAP, between repricable assets and liabilities over a specific period of time. NIM change can be quantified by assuming a rate change and applying it to this GAP. If potential changes to EVE and NIM resulting from hypothetical interest rate swings are not within limits acceptable by the Board of Directors, the Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within acceptable limits.

     To ensure that the Company's EVE and NIM remain within acceptable limits the following strategies have been developed. First, greater emphasis has been placed on adjustable rate loans, which generally reprice in one year or less. Second, its investment activities are short- and medium-term securities. Third, attempt to maintain and increase regular savings and transaction deposit accounts. Fourth, utilize long-term borrowings to match long-term assets.

     The following table presents the Company's projected change in EVE and net interest income for the various rate shock levels as of December 31, 1998. EVE and the impact on net interest income for the Company are regularly calculated internally.

                      CHANGES IN ECONOMIC VALUE OF EQUITY
                      -----------------------------------


                             MARKET
                            VALUE OF
        CHANGE IN           PORTFOLIO      ACTUAL     PERCENT
     INTEREST RATES          EQUITY        CHANGE      CHANGE
-------------------------  -----------  ------------  --------

200 basis point rise       $14,115,000   -$6,814,000   -32.56%
Base rate scenario          20,929,000           -0-      .00%
200 basis point decline     28,790,000  $  7,861,000   +37.56%

                         CHANGES IN NET INTEREST INCOME
                         ------------------------------


                               NET
        CHANGE IN           INTEREST      ACTUAL    PERCENT
     INTEREST RATES          INCOME       CHANGE     CHANGE
-------------------------  -----------  ----------  --------

200 basis point rise       $22,769,000  +$ 478,000    +2.14%
Base rate scenario          22,291,000         -0-      .00%
200 basis point decline     21,945,000  -$ 346,000    -1.55%

     The preceding table indicates that at December 31, 1998, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's EVE would be expected to decrease and in the event of a decrease in prevailing market rates, the Company's net interest income would be expected to decrease. At December 31, 1998, the Company's estimated changes in EVE were acceptable to the Board of Directors.

     Rate risk analysis can be complex and risk can only be estimated. Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

Interest Rate Sensitivity GAP Up to One Year

     As of December 31, 1998, excluding NOW and savings accounts, which the Company does not consider to be rate sensitive, the Company has a positive interest sensitivity GAP up to one year. The following table presents the interest-sensitivity GAP of the Company, the rate sensitive assets to rate sensitive liabilities and comfort ranges as of December 31, 1998.

                                               UP TO
                                             ONE YEAR
                                      -----------------------
                                      (Dollars in  thousands)

  Total rate sensitive assets                      $  210,932
  Total rate sensitive liabilities                    225,363
                                                   ----------

  Interest-sensitivity  GAP                         -$ 14,431

  GAP ratio                                               .94
                                                   ==========

  Comfort range                                      .80-1.20
                                                   ==========


Financial Condition

     The Company, including the Banks, reported consolidated total assets of approximately $513.7 million at December 31, 1998 and $471.9 million at December 31, 1997 representing an increase of approximately $41.8 million for the year ended December 31, 1998. Loan growth exceeded deposit growth as loans increased approximately $30.2 million and deposits increased approximately $26.6 million. Additionally, funds were provided by operations of $7.8 million, sale of stock of $300,000, Federal Home Loan Bank advances of $7.2 million, decrease in interest-bearing deposits of $4.7 million, increase in federal funds purchased and other borrowings of $5.2 million and decrease in federal funds sold of $200,000. These funds were used to purchase additional bank premises and equipment of $3.5 million, pay dividends of $2.1 million, increase investment securities $11.5 million, increase cash by $2.5 million and decrease note payable to a correspondent bank by $2.2 million. The growth in loans and deposits is attributable to several factors including growth in the customer base due to the business development efforts of the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the Banks.

     The changes in interest rates as previously discussed are reflective of interest rates in general and market conditions including competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

     The Company's capital to assets ratio as of December 31, 1998 and 1997 was 9.95% and 9.76%, respectively.

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

     Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

    As of December 31, 1998, the most recent notification from banking regulators categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institutions' category.

    The Company's consolidated actual capital amounts and ratios and the minimum amounts and ratios under the capital adequacy and prompt corrective action provisions are presented below:


                                                      TO BE WELL
                                                   CAPITALIZED UNDER
                                                    FOR CAPITAL      PROMPT CORRECTIVE
                                    ACTUAL       ADEQUACY PURPOSES    ACTION PROVISION
                                ---------------  ------------------  ------------------
                                AMOUNT   RATIO    AMOUNT    RATIO     AMOUNT    RATIO
                                -------  ------  --------  --------  --------  --------
                                                (Dollars in thousands)
As of December 31, 1998:
 Total Capital
   (to risk weighted assets)    $52,482   13.8%    30,424        8%    38,030      10%
 Tier I Capital
   (to risk weighted assets)     48,056   12.6%    15,256        4%    22,884       6%
 Tier I Capital
   (to average assets)           48,056    9.6%    20,023        4%    25,029       5%

As of December 31, 1997:
 Total Capital
   (to risk weighted assets)    $47,122   14.9%    25,300        8%    31,626      10%
 Tier I Capital
   (to risk weighted assets)     42,879   13.5%    12,705        4%    19,057       6%
 Tier I Capital
   (to average assets)           42,879    9.5%    18,054        4%    22,568       5%


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

     The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At December 31, 1998, the Banks' cash and due from banks were approximately $24.5 million (after reduction for their required reserves of $1.9 million), their short-term deposits with financial institutions were $1.9 million, and their federal funds sold were $15.6 million. The effect of the required reserves is to reduce available liquidity. All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately $95.2 million at December 31, 1998, can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of $37.3 million were pledged as of December 31, 1998.

     The Banks' funding needs are based primarily on the volume of lending. The primary funding source is from new deposits. The Banks seek to attract new deposits by paying rates of interest on deposit accounts which are competitive in their respective primary service areas. The Banks generally do not pay brokers' commissions in connection with the obtaining of deposits or have deposits outside the primary service area. The Banks do not pay premiums to attract deposits. As of December 31, 1998, the average cost for deposit liabilities was approximately 4.9%. The Banks continue to expect that new deposits will serve as its primary funding source.

     The Banks also have the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $39.1 million at December 31, 1998 at an average rate of 6.03%.

     The average loan to deposit ratio for the Company at December 31, 1998 was 85.1% compared to 83.2% at December 31, 1997.

Average Balance Sheets
The following table presents average balance sheets for the three years ended December 31, 1998.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------------------------
ASSETS                                                                    1998                  1997                1996
                                                                  ---------------------  ------------------  ------------------
                                                                                     (Dollars in thousands)
Cash and cash equivalents:
  Cash and due from banks                                                     $ 25,131              19,789              15,987
  Interest-bearing deposits in other banks                                       2,404               2,165                 869
                                                                              --------             -------             -------
Total cash and cash equivalents                                                 27,535              21,954              16,856
Time deposits                                                                    1,897               2,547               1,499
Federal funds sold and securities purchased under
  agreement to resell                                                           24,283               7,093               9,458
Investment securities                                                           89,324              86,469              91,750
Investment in unconsolidated subsidiary                                             51                  98                 133
Loans, net of allowance for loan losses and unearned
  interest                                                                     323,743             310,628             270,738
Bank premises and equipment                                                     12,725              11,445              10,990
Other REO                                                                          436                 402                 407
Land and building of former banking offices                                        319                 380                 285
Land and building held for lease                                                   295                 183                 367
Accrued interest receivable                                                      5,314               4,854               3,803
Goodwill                                                                         2,892               3,249               3,615
Cash value of life insurance                                                     2,836               2,371               1,749
Other assets                                                                     1,172               1,052               1,896
                                                                              --------             -------             -------
Total assets                                                                  $492,822             452,725             413,546
                                                                              ========             =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                      $ 67,514              61,548              53,884
  NOW                                                                           87,575              77,821              77,108
  Savings                                                                       24,741              25,264              25,641
  Time                                                                         219,028             212,368             192,373
                                                                              --------             -------             -------
                                                                               398,858             377,001             349,006
Federal funds purchased                                                          1,912               1,200               1,057
Notes payable                                                                    2,184               3,271               4,271
Other borrowed funds                                                             1,672                 535                 584
Advances from Federal Home Loan Bank                                            35,435              23,194              16,323
Accrued interest                                                                 1,629               1,650               1,162
Other liabilities                                                                2,549               2,403               2,464
                                                                              --------             -------             -------
Total liabilities                                                              444,239             409,254             374,867
                                                                              --------             -------             -------
Stockholders' equity:
  Common stock                                                                   1,240               1,264               1,719
  Additional paid in capital                                                    26,057              26,104              25,015
  Retained earnings                                                             21,552              17,119              13,158
  Accumulated other comprehensive income                                           226                  13                  55
  Treasury stock                                                                  (492)             (1,029)             (1,268)
                                                                              --------             -------             -------
Total stockholders' equity                                                      48,583              43,471              38,679
                                                                              --------             -------             -------
Total liabilities and stockholders' equity                                    $492,822             452,725             413,546
                                                                              ========             =======             =======

Average Yields Earned and Rates Paid

    The following tables presents the average balances, average yields and interest earned on interest-earning assets and average rates and interest paid on interest-bearing liabilities for the three years ended December 31, 1998.

                                                           YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------------------------
                                          1998                       1997                       1996
                                -------------------------  -------------------------  -------------------------
                                AVERAGE   INCOME/  YIELD   AVERAGE   INCOME/  YIELD   AVERAGE   INCOME/  YIELD
                                BALANCES  EXPENSE  RATES   BALANCES  EXPENSE  RATES   BALANCES  EXPENSE  RATES
                                --------  -------  ------  --------  -------  ------  --------  -------  ------
                                            (Dollars in thousands)
Average yield on loans (1)(3)   $328,078   33,140  10.10%   314,651   30,031   9.54%   274,352   26,334   9.60%
Average yield on taxable
  investment securities           81,477    4,654   5.71%    80,836    5,101   6.31%    86,774    5,533   6.38%
Average yield on non-taxable
  investment securities (2)        7,505      316   4.20%     5,599      247   4.41%     4,872      239   4.90%
Average yield on interest-
  bearing deposits in banks        4,302      206   4.78%     4,711      236   5.00%     2,368       90   3.84%
Average yield on federal
  funds sold                      24,283    1,382   5.69%     7,093      448   6.32%     9,458      394   4.17%
                                --------   ------  -----    -------   ------   ----    -------   ------   ----

Average yield on all
  interest-earning assets       $445,645   39,698   8.91%   412,890   36,063   8.73%   377,824   32,590   8.63%
                                ========   ======  =====    =======   ======   ====    =======   ======   ====

Average rate paid on now
  account deposits              $ 87,575    2,691   3.07%    77,821    2,237   2.87%    77,108    2,327   3.02%
Average rate paid on savings
  deposits                        24,741      758   3.06%    25,264      799   3.16%    25,641      807   3.15%
Average rate paid on time        219,028   12,786   5.84%   212,368   12,248   5.77%   192,373   11,582   6.02%
 deposits
Average rate paid on federal
 funds
  purchased                        1,912      128   6.70%     1,200       76   6.32%     1,057       44   4.17%
Average rate paid on notes
  payable                          2,184      152   6.94%     3,271      240   7.33%     4,271      337   7.90%
Average rate paid on other
  borrowed funds                   1,672       98   5.84%       535       28   5.25%       584       24   4.17%
Federal Home Loan Bank            35,435    2,391   6.75%    23,194    1,342   5.79%    16,323      888   5.44%
 advances                       --------   ------  -----    -------   ------   ----    -------   ------   ----

Average rate paid on all
 interest-
  bearing liabilities           $372,547   19,004   5.10%   343,653   16,970   4.94%   317,357   16,009   5.04%
                                ========   ======  =====    =======   ======   ====    =======   ======   ====

Average net yield on interest-
  earning assets (net interest
  income as a percentage of
  average interest-earning                          4.64%                      4.62%                      4.39%
   assets)                                         =====                       ====                       ====


(1) Non-accruing loans have been included in the "average amount outstanding" and average loans have not been reduced by the allowance for loan losses.
(2) Interest income on tax exempt securities has not been calculated on a tax equivalent basis.
(3) Loan fees included in interest income amounted to approximately $1,100,000 in 1998, $1,137,000 in 1997, and $929,000 in 1996.

    The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); (iii) changes in rate-volume (changes in rate multiplied by the change in volume). The net change attributable to both volume and rate, which cannot be segregated, has been allocated proportionately to change due to volume and change due to rate.

                                                   YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------
                                               1997 VS. 1998             1996 VS. 1997
                                         -----------------------   -----------------------
                                          INCREASE (DECREASE)       INCREASE (DECREASE)
                                                DUE TO                    DUE TO
                                         ----------------------   ------------------------
                                         VOLUME    RATE    NET    VOLUME    RATE     NET
                                         ------  ------  ------   ------  ------   -------
                                                      (Dollars in thousands)
Interest income:
 Loans                                   $1,308  $1,799  $3,107   $3,862   $(164)  $3,698
 Taxable investment securities               41    (488)   (447)    (372)    (60)    (432)
 Non-taxable investment securities           80     (11)     69       24     (16)       8
 Interest-bearing deposits in banks         (20)    (10)    (30)     111      34      145
 Federal funds sold                         974     (40)    934      (51)    105       54
                                         ------  ------  ------   ------   -----   ------
  Total                                  $2,383  $1,250  $3,633   $3,574   $(101)  $3,473
                                         ------  ------  ------   ------   -----   ------

Interest expense:
 NOW account deposits                    $  293   $ 161  $  454   $   21   $(111)   $ (90)
 Savings deposits                           (16)    (25)    (41)     (10)      2       (8)
 Time deposits                              388     150     538    1,107    (442)     665
 Federal funds purchased                     47       5      52        7      25       32
 Advances from Federal Home Loan Bank       798     251   1,049      394      60      454
 Other borrowed funds                        66       4      70       (2)      6        4
 Other long-term debt                       (76)    (12)    (88)     (74)    (23)     (97)
                                         ------   -----  ------   ------   -----   ------
  Total                                  $1,500   $ 534  $2,034   $1,443    (483)  $  960
                                         ------   -----  ------   ------   -----   ------
Net interest income                      $  883   $ 716  $1,599   $2,131   $ 382   $2,513
                                         ======   =====  ======   ======   =====   ======

Investment Portfolio

    The following table presents investments in obligations of (i) U.S. Treasury and other U.S. government agencies and corporations, (ii) states of the U.S. and political subdivisions and (iii) other securities as of December 31, 1998, 1997 and 1996.

                                                              YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                               1998                     1997                   1996
                                       ----------------------  ----------------------  -----------------------
                                       SECURITIES  SECURITIES  SECURITIES  SECURITIES  SECURITIES   SECURITIES
                                       AVAILABLE    HELD TO    AVAILABLE    HELD TO     AVAILABLE    HELD TO
                                        FOR SALE    MATURITY    FOR SALE    MATURITY    FOR SALE     MATURITY
                                       ----------  ----------  ----------  ----------  -----------  ----------
                                                               ( Dollars in thousands)
 U.S. Treasury and other
   U.S. government agencies
   and corporations                       $80,813        $-0-     $67,683      $4,542     $64,686       $3,790
 States of the U.S. and
   political subdivisions                   9,097         -0-       5,914         -0-      17,015          -0-
 Other securities                           4,808         -0-       5,107         -0-       3,315          -0-
                                          -------        ----     -------      ------     -------       ------
   Total                                   94,718        $-0-     $78,704      $4,542     $85,016       $3,790


 Unrealized gains (losses)
   on available-for-sale-securities           491         -0-         193         -0-        (125)         -0-
                                          -------        ----     -------      ------     -------       ------
                                          $95,209        $-0-     $78,897      $4,542     $84,891       $3,790
                                          =======        ====     =======      ======     =======       ======

(1) Securities available-for-sale are carried at market value and securities held-to-maturity are carried at amortized cost.


    The following table presents the amortized cost (cost for equity securities) of investments in obligations of (i) U.S. Treasury and other U.S. government agencies and corporations, (ii) states of the U.S. and political subdivisions and (iii) other securities as of December 31, 1998 that are due (a) in one year or less, (b) after one year through five years, (c) after five years through ten years and (d) after ten years. In addition, the table provides the weighted average yield for each range of maturities.

                                                            AMOUNT AT DECEMBER 31, 1998 DUE IN
                                    -----------------------------------------------------------------------------------
                                                         AFTER ONE       AFTER FIVE
                                                        THROUGH FIVE    THROUGH TEN
                                    ONE YEAR OR LESS       YEARS           YEARS       AFTER TEN YEARS       TOTAL
                                    -----------------  --------------  --------------  ----------------  --------------
                                     AMOUNT    YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT    YIELD   AMOUNT  YIELD
                                    --------  -------  ------  ------  ------  ------  -------  -------  ------  ------
                                                                  (Dollars in thousands)
U. S. Treasury and other U. S.
government agencies and
corporations                         $10,670    6.10% $44,932   5.71%  $6,699   6.70%  $18,224    6.22% $80,525   5.96%
States of the U.S. and political
subdivisions (1)(2)                    1,157    6.48    3,545   7.17      316   6.90     4,078    5.13    9,096   6.16
Other securities (2)(3)                  -0-     .00      -0-    .00      -0-    .00     5,097    6.89    5,097   6.89
                                     -------    ----  -------   ----   ------   ----   -------   -----  -------   ----
Total                                $11,827    6.14% $48,477   5.81%  $7,015   6.71%  $27,399    6.18% $94,718   6.03%
                                     =======    ====  =======   ====   ======   ====   =======   =====  =======   ====
-----------------------------

(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

(2) As of December 31, 1998, there was no aggregate book values of any issuer which exceeded 10% of the Company's stockholders' equity.

(3) Consists of domestic corporate notes, stocks and mutual funds which are comprised of Federal Home Loan Bank of Atlanta and Community Financial Services, Inc. stock and mutual funds consisting predominately of U.S. government securities. Yield represents yield earned for 1998.

Loan Portfolio

    Before reduction for the allowance for loan losses, the loan portfolio totaled approximately $351.7 million at December 31, 1998 which was an increase of approximately $30.2 million from December 31, 1997 or 9.39%. During the year ended December 31, 1998, average net loans were approximately $323.7 million compared to $310.6 million in 1997, an increase of approximately $13.1 million. During the year ended December 31, 1996, average net loans were approximately $270.7 million. These average loan levels reflected a slower rate of growth from 1997 to 1998 of $13.1 million compared to the rate of growth from 1996 to 1997 of $39.9 million.

    The following table sets forth information summarizing the composition of the loan portfolio at December 31, 1998, 1997 and 1996:

                                                    YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                    1998       1997      1996
                                                  ---------  --------  --------
                                                    (Dollars in  thousands)
 Commercial and financial                         $ 55,885  $ 70,912  $ 45,947
 Agricultural                                        6,759     7,340     2,517
 Real estate - construction                         22,196    19,519    14,589
 Real estate - mortgage                            215,006   178,709   179,620
 Installment loans to individuals and other         51,752    45,067    43,623
 Overdrafts                                            346       302       303
                                                  --------  --------  --------
                                                   351,944   321,849   286,599
 Deferred loan fees and unearned interest, net        (213)     (337)     (302)
                                                  --------  --------  --------
                                                   351,731   321,512   286,297
 Allowance for loan losses                          (4,426)   (4,243)   (3,804)
                                                  --------  --------  --------
   Loans, net                                     $347,305   317,269   282,493
                                                  ========  ========  ========

  The following table sets forth certain information at December 31, 1998 regarding the dollar amount of all loans based on their contractual terms to maturity for fixed rate loans and repricing frequency for adjustable rate loans. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported for one year or less.

                           TOTAL LOANS AT DECEMBER 31, 1998 DUE FOR REPRICING IN
                           -----------------------------------------------------
                                         AFTER ONE
                                            YEAR
                           ONE YEAR       THROUGH        DUE AFTER
                           OR LESS       FIVE YEARS      FIVE YEARS       TOTAL
                           --------      ----------      ----------     --------
                                        (Dollars in  thousands)
Total  Loans               $166,768         147,706          37,470      351,944
                           ========      ==========      ==========     ========


    The following table sets forth certain information at December 31, 1998 regarding the dollar amount of all loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                TOTAL  LOANS AT DECEMBER 31, 1998 DUE IN
                                ----------------------------------------
                                ONE YEAR        AFTER ONE
                                 OR LESS         YEAR             TOTAL
                                --------        -------         --------
                                        (Dollars in thousands)

Total Loans                      140,348         211,596         351,944
                                ========        ========        ========

    The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1998, 1997 and 1996. Nonperforming loans consists of loans which have been placed on nonaccrual status or are past due more than 90 days with respect to principal or interest.

                                                                             YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1998          1997          1996
                                                                        -------------   -----------   ----------
                                                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)                               $1,251           520            527
Accruing loans which are contractually past
  due 90 days or more as to principal or
  interest payments (1)                                                        199           178            265
Other loans which are "troubled debt
  restructurings" (1)                                                          -0-           -0-            -0-

    For the year ended December 31, 1998 for loans accounted for on a nonaccrual basis and other loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, the gross interest income that would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $52,700 and the amount of interest income on those loans that was included in net income for the period was approximately $19,000.

    A loan is placed on non-accrual status when the loan has been delinquent for 90 days except where an analysis of related collateral values reflects sufficient collateral to secure principal and accrued interest. When accrual of interest is discontinued, all unpaid accrued interest is reversed.

    As of December 31, 1998, in the opinion of management, there are no additional problem loans of significance which are not now disclosed under information concerning nonaccrual, past due and restructured loans.

    As of December 31, 1998, there are no loan concentrations exceeding 10% of total loans which are not otherwise disclosed previously as a category of loans.

    As of December 31, 1998, there are no other interest-bearing assets that would be required to be disclosed as nonaccrual, past due or restructured loans if such assets were loans.

--------------------------
(1)  There are no foreign loans.


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

    The reserve for possible loan losses was approximately 1.26% of outstanding loans at December 31, 1998 and 1.32% at December 31, 1997. The reserve was increased to approximately $4.4 million at December 31, 1998 from approximately $4.2 million at December 31, 1997. Nonperforming loans increased from approximately $520,000 at December 31, 1997 to approximately $1.3 million at December 31, 1998, representing .36% of total loans. Management believes that the reserve for loan losses of approximately $4.4 million at December 31, 1998 is adequate due to the $808,000 of charge-offs in the year ended December 31, 1998 and the fact that approximately $237.2 million or 67.4% of the Banks' loan portfolio consisted of loans secured by real estate.

    The following table sets forth an analysis of loss experience for the periods indicated:

                                                  YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                   1998      1997     1996
                                                 ---------  -------  -------
                                                   (Dollars in thousands)
Balance at beginning of period                     $4,243   $3,804   $3,427
                                                   ------   ------   ------
Charge-offs:
 Domestic:
   Commercial, financial and agricultural             207       97       56
   Real estate construction                           -0-      -0-      -0-
   Real estate mortgage                                45       36       89
   Installment loans to individuals                   556      294      155
   Overdrafts                                         -0-      -0-      -0-
                                                   ------   ------   ------
                                                      808      427      300
                                                   ------   ------   ------
Recoveries:
 Domestic:
   Commercial, financial and agricultural              16       14        2
   Real estate - construction                         -0-      -0-      -0-
   Real estate - mortgage                              22       16      -0-
   Installment loans to individuals                    50       43       42
   Overdrafts                                         -0-      -0-      -0-
                                                   ------   ------   ------
                                                       88       73       44
                                                   ------   ------   ------
Net charge-offs                                       720      354      256
                                                   ------   ------   ------
Additions charged to operations                       903      793      633
                                                   ------   ------   ------
Balance at end of period                           $4,426   $4,243   $3,804
                                                   ======   ======   ======
Ratio of net charge-offs during the period to
 average loans outstanding during the period          .22%     .11%     .09%
                                                   ======    =====    =====

    The Banks have allocated the reserve for possible loan losses according to the amounts deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below based on management's evaluation of the loan portfolio. The amounts and percentages of such components of the reserve for possible loan losses at December 31, 1998, 1997 and 1996 and the percent of loans in each category to total loans are presented below.

                                                                 YEARS ENDED  DECEMBER 31,
                                             -----------------------------------------------------------------
                                                    1998                    1997                   1996
                                             --------------------  ---------------------  --------------------
                                                       PERCENT                PERCENT               PERCENT
                                                       OF LOANS              TO LOANS               TO LOANS
                                                       IN EACH                IN EACH               IN EACH
                                                     CATEGORY TO            CATEGORY TO           CATEGORY TO
                                             AMOUNT  TOTAL LOANS   AMOUNT  TOTAL  LOANS   AMOUNT  TOTAL LOANS
                                             ------  ------------  ------  -------------  ------  ------------
                                                                  (Dollars in thousands)

 Domestic:
   Commercial, financial and agricultural    $  788        17.80%  $1,031         24.31%  $  643        16.91%
   Real estate  construction                    279         6.31      257          6.06      194         5.09
   Real estate  mortgage                      2,704        61.09    2,357         55.53    2,384        62.67
   Installment loans to individuals             651        14.70      594         14.00      579        15.22
   Overdrafts                                     4          .10        4           .10        4          .11
 Foreign                                        -0-          .00      -0-           .00      -0-          .00
 Unallocated                                    -0-          .00      -0-           .00      -0-          .00
                                             ------       ------   ------        ------   ------       ------
                                             $4,426       100.00%  $4,243        100.00%  $3,804       100.00%
                                             ======       ======   ======        ======   ======       ======

     The following table sets forth an analysis of the average amount outstanding and the average rate paid for all deposits for the categories and periods indicated.

                                                              YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                                   1998                  1997                1996
                                           --------------------  -------------------  -------------------
                                                      AVERAGE              AVERAGE              AVERAGE
                                            AMOUNT   RATE PAID   AMOUNT   RATE PAID   AMOUNT   RATE PAID
                                           --------  ----------  -------  ----------  -------  ----------
                                                               (Dollars in thousands)

 Deposits in domestic bank offices:
   Non-interest-bearing demand deposits    $ 67,514        .00% $ 61,548        .00% $ 53,884        .00%
   Interest-bearing demand deposits          87,575       3.07    77,821       2.87    77,108       3.02
   Savings deposits                          24,741       3.06    25,264       3.16    25,641       3.15
   Time deposits                            219,028       5.84   212,368       5.77   192,373       6.02
 Deposits in banking offices                    -0-        .00       -0-        .00       -0-        .00
                                           --------             --------             --------
     Total                                 $398,858              377,001              349,006
                                           ========             ========             ========

Deposit Maturities

    The principal sources of funds for the Banks' loans and investments are demand, time, savings and other deposits and borrowings. The Banks offer a variety of deposit accounts including checking and NOW accounts, savings and time accounts, certificates of deposit and money market accounts. As of December 31, 1998, total deposits were approximately $413.3 million compared to approximately $386.6 million at December 31, 1997 and compared to approximately $367.4 million at December 31, 1996. Although, in some instances, time deposits greater than $100,000 may be more sensitive to changes in interest rates, substantially all the Banks' deposits are derived from within their primary service areas which management believes are not as interest rate sensitive as are more urban service areas. The Banks do not have any brokered deposits.

    The following table summarizes maturity information for time deposits greater than $100,000 at December 31, 1998.

                                      (Dollars in thousands)
                                     ----------------------

 Three months or less                            $16,309
 Over three through six months                    15,263
 Over six through 12 months                       24,036
 Over 12 months                                    5,170
                                                 -------
   Total                                         $60,778
                                                 =======

Advances From Federal Home Loan Bank

   The following table shows the Company's borrowings from the Federal Home Loan Bank and the weighted average interest rates thereon at the end of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the three years.

                                         FEDERAL HOME
                                           LOAN BANK
                                            ADVANCES
                                   -----------------------
                                   (Dollars in thousands)
Balance at December 31:
     1998                                    $39,058
     1997                                     31,812
     1996                                     17,645
Weighted average interest
 rate at year end:
     1998                                       6.03%
     1997                                       6.25%
     1996                                       6.42%
Maximum amount outstanding
   at any month's end:
     1998                                    $39,440
     1997                                     31,812
     1996                                     22,650
Average amount outstanding
   during the year:
     1998                                    $35,435
     1997                                     23,194
     1996                                     16,323
Weighted average interest
 rate during the year:
     1998                                       6.75%
     1997                                       5.79%
     1996                                       5.44%

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

    The following table presents the interest-sensitivity gap of the Banks as of December 31, 1998.

                                                          OVER        OVER
                                              THREE   THREE MONTHS  ONE YEAR
                                              MONTHS    THROUGH     THROUGH       OVER
                                             OR LESS   12 MONTHS   FIVE YEARS  FIVE YEARS   TOTAL
                                             --------  ----------  ----------  ----------  -------
                                                            (Dollars in thousands)
Interest-earning assets:
 Short-term deposits and interest-bearing
   cash                                      $  1,637    $   198     $     99    $   -0-  $  1,934
 Loans                                        125,398     41,370      147,706     37,470   351,944
 Investment securities                         14,294     12,405       37,477     30,542    94,718
 Federal funds sold                            15,630        -0-          -0-        -0-    15,630
                                             --------    -------     --------    -------  --------
   Total interest-earning assets              156,959     53,973      185,282     68,012   464,226
                                             --------    -------     --------    -------  --------

Interest-bearing liabilities:
 NOW and savings (1)                              -0-        -0-          -0-        -0-       -0-
 Super NOW and money market                    43,122        -0-          -0-        -0-    43,122
 Time deposits                                 49,769    117,902       53,099        -0-   220,770
 Federal funds purchased                        3,824        -0-          -0-        -0-     3,824
 Other borrowed funds                           2,339        -0-          -0-        -0-     2,339
 Advances from Federal Home
  Loan Bank                                     3,374      5,033       17,203     13,448    39,058
                                             --------   --------     --------   --------  --------
   Total interest-bearing liabilities         102,428    122,935       70,302     13,448   309,113
                                             --------   --------     --------   --------  --------

Interest-sensitivity  GAP                    $ 54,531   $(68,962)    $114,980   $ 54,564  $155,113
                                             ========   ========     ========   ========  ========

Cumulative interest sensitivity  GAP         $ 54,531   $(14,431)    $100,549   $155,113
                                             ========   ========     ========   ========

Interest-sensitivity  GAP ratio                  1.53        .44         2.64       5.06
                                             ========    =======      =======    =======

Cumulative interest-
 sensitivity  GAP ratio                          1.53        .94         1.34       1.50
                                             ========    =======      =======    =======

Comfort range .80 - 1.20

-------------------------

(1)   Not considered rate sensitive.

Impact of Inflation and Changing Prices

    The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets, such as property, plant and equipment, and inventories and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to change in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of the company's ability to react to changing interest rates. This information is presented in further detail in the section entitled "Average Yields Earned and Rates Paid."

YEAR 2000
---------

     The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing data-sensitive information when the year changes to 2000. The Year 2000 issue affects IT systems, such as computer programs and various types of electronic equipment that process data information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could disrupt a company's operations by generating erroneous data or causing system failures or miscalculations.

     The Company's State of Readiness
     --------------------------------

     The Company has implemented a Year 2000 readiness program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. This program is also designed to assess the readiness of other entities with which the Company and its affiliates do business. This program has been divided into five phases: Awareness; Assessment; Renovation; Validation; and Implementation. The major areas of focus include hardware, software, embedded chips, third party vendors as well as third party data centers.

     Management's target date for completion of all phases for its mission critical applications is June 30, 1999. Mission critical applications include those that (i) directly affect delivery of primary services to the Banks' customers; (ii) directly affect revenue recognition and collection; (iii) would create noncompliance with any statutes or laws; and (iv) would require significant costs to address in the event of noncompliance.

     The principal critical area consists of software and hardware that comprise the core of the Banks' customer servicing systems. Testing of these components has been ongoing since the third quarter of 1998 and will continue until Year 2000 compliance has been achieved. As of December 30, 1998, the Awareness, Assessment, Renovation and Validation phases for mission critical applications were each approximately 85% to 100% complete. The Implementation phase is approximately 80% complete.

     Costs to Address the Company's Year 2000 Issues
     -----------------------------------------------

     Expenses associated with the Company's Year 2000 compliance effort for fiscal year 1998 were between $100,000 and $150,000. Expenses projected for fiscal year 1999 are between $110,000 and $180,000. Additionally, capital investment estimates are between $350,000 and $500,000 over the life of the project.

     Contingency Plans
     -----------------

     The Company has developed a contingency plan in connection with its Year 2000 readiness program, including a back-up site as well as back-up procedures with Southern Financial Systems, located in Macon, Georgia, for its in-house data processing system. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios which may arise as a result of Year 2000 related computation problems. Eagle Bank and Trust utilizes a third party service bureau, M&I Data Services, located in Brown Deer, Wisconsin, which has substantially completed all five phases of its Year 2000 readiness program.

     Risks of the Company's Year 2000 Issues
     ---------------------------------------

     The Company anticipates that its mission critical applications will be Year 2000 compliant by June 30, 1999. However, no assurance can be given that unforeseen circumstances will not arise during the performance of the testing and implementation phases. Furthermore, the Year 2000 compliance status of third party suppliers and networks, which could adversely impact the Company's applications, cannot be fully known. The Company is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows. However, such impact could be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Asset/Liability Management and Market Risk."

ITEM 8.   FINANCIAL STATEMENTS  .

     The Company's consolidated financial statements, notes thereto and auditor's report thereon are set forth beginning on page F-1 of this report and are incorporated herein by reference.


                  Index to Consolidated Financial Statements
                  ------------------------------------------


Financial Statements                                            Page
--------------------                                            ----

Independent Auditor's Report...................................  F-2
Consolidated Balance Sheets....................................  F-3
Consolidated Statements of Income..............................  F-4
Consolidated Statements of Comprehensive Income................  F-5
Consolidated Statements of Stockholders' Equity................  F-6
Consolidated Statements of Cash Flows..........................  F-8
Notes to Financial Statements..................................  F-9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The information set forth under the headings "Proposal One Election of Directors" and "Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the heading "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the heading "Principal Shareholders" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the headings "Certain Transactions" and "Executive Compensation Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  1.   Financial Statements.

     The consolidated financial statements, notes thereto and auditor's report thereon, filed as part hereof, are listed in the Index to Item 8 of this Report.

     2.   Financial Statement Schedules.

     All schedules have been omitted as the required information is not applicable.

     3.   Exhibits.

Exhibit No.    Description
-----------    -----------

        2.1 Agreement and Plan of Merger, dated as of December 31, 1997 and amended on April 27, 1998, by and among Investors Financial Corporation, Bainbridge National Bank and the Registrant (previously filed as Exhibit 2(a) to the Registrant's Registration Statement No. 333-47513 on Form S-4 and incorporated herein by this reference).

        2.2 Agreement and Plan of Merger, dated as of June 30, 1998 and amended on September 29, 1998, by and between Eagle Bancorp, Inc. and the Registrant (previously filed as Exhibit 2(a) to the Registrant's Registration Statement No. 333-64945).

        3.1 Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-74819 on Form S-8 and incorporated herein by this reference).

        3.2 Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-74819 on Form S-8 and incorporated herein by this reference).

       10.1 Employment Agreement dated December 31, 1997 between First Community Bank of Southwest Georgia and Tracy A. Dixon.

       10.2.1 PAB Bankshares, Inc. First Amendment to First Restated and Amended Dividend Reinvestment and Common Stock Purchase Plan (previously filed as Exhibit 28.2 to the Registrant's Registration Statement No. 33-74080 on Form S-3 and incorporated herein by this reference).

       10.2.2 PAB Bankshares, Inc. Third Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (previously filed as
               Exhibit 28.1 to the Registrant's Registration Statement No. 33-74080 on Form S-3 on September 1, 1998, and incorporated herein by this reference).

       10.3    PAB Bankshares, Inc. 1994 Employee Stock Option Plan, as amended.

       10.4    PAB Bankshares, Inc. 1994 Directors Deferred Stock Purchase Plan.

       10.5 Form of Executive Salary Continuation Agreement, with attached Schedule of Terms.

       11.1    Statement Re Computation of Per Share Earnings.

       21.1    Subsidiaries of the Registrant.

       23.1    Accountants Consent.

       27.1    Financial Data Schedule  1998.

       27.2    Financial Data Schedule  1997.

       27.3    Financial Data Schedule  1996.


(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 31, 1999                                       PAB BANKSHARES, INC.

                                                            By:/s/ R. Bradford Burnette
                                                            ---------------------------------------------------
                                                            R. Bradford Burnette, President and Chief Executive
                                                            Officer

                                                            By:/s/ C. Larry Wilkinson
                                                            ---------------------------------------------------
                                                            C. Larry Wilkinson, Executive Vice President and
                                                            Chief Financial Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

Signature                                                Title
/s/ James L. Dewar, Sr.
-------------------------------------------------------  Chairman of the Board and Director
James L. Dewar, Sr.

/s/ R. Bradford Burnette                                 President/Chief Executive Officer and Director (Principal
-------------------------------------------------------  Executive Officer)
R. Bradford Burnette

/s/ Walter W. Carroll, II
-------------------------------------------------------  Director
Walter W. Carroll, II

/s/ William S. Cowart
-------------------------------------------------------  Director
William S. Cowart

/s/ James L. Dewar, Jr.
-------------------------------------------------------  Director
James L. Dewar, Jr.

/s/ Thompson Kurrie, Jr.
-------------------------------------------------------  Director
Thompson Kurrie, Jr.

/s/ F. Ferrell Scruggs
-------------------------------------------------------  Director
F. Ferrell Scruggs, Sr.

-------------------------------------------------------  Director
D. Ramsay Simmons, Jr.

/s/ Joe P. Singletary
-------------------------------------------------------  Director
Joe P. Singletary, Jr.

-------------------------------------------------------  Director
William J. Jones

Signature                                                Title

-------------------------------------------------------
John M. Simmons                                          Director

-------------------------------------------------------
Tracy A. Dixon                                           Director

-------------------------------------------------------
Paul E. Parker                                           Director

-------------------------------------------------------
James B. Lanier, Jr.                                     Director

/s/ C. Larry Wilkinson                                   Executive Vice President and Director (Chief Financial Officer)
-------------------------------------------------------
C. Larry Wilkinson


                         Index to Financial Statements


                                                                                                    Page
                                                                                                    ----
PAB Bankshares, Inc. and Subsidiaries
  Independent Auditors' Report                                                                      F-2
  Consolidated Balance Sheets - December 31, 1998 and 1997                                          F-3
  Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996                  F-4
  Consolidated Statements of Comprehensive Income  Years Ended December 31, 1998, 1997 and
     1996                                                                                           F-5
  Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996    F-6
  Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996              F-8
  Notes to Consolidated Financial Statements  Years Ended December 31, 1998, 1997 and 1996          F-9


                                  INDEPENDENT AUDITOR'S REPORT
                                  ----------------------------



Board of Directors and Stockholders
PAB Bankshares, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1998 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheet of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1997 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the two years ended December 31, 1997, prior to their restatement for the 1998 pooling of interests. The contribution of PAB Bankshares, Inc. and Subsidiaries to total assets as of December 31, 1997 and revenues and net income for the year ended December 31, 1997 represented 70%, 69% and 69% of the respective restated totals. The contribution of PAB Bankshares, Inc. and Subsidiaries to revenues and net income for the year ended December 31, 1996 represented 68% and 69% of the respective restated totals. Separate financial statements of the other companies included in the 1997 restated consolidated balance sheet and consolidated statements of income, comprehensive income, stockholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1997 and consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the two years ended December 31, 1997, after restatement for the 1998 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to consolidated financial statements.



Stewart, Fowler & Stalvey, P.C.
-------------------------------


Valdosta, Georgia
January 13, 1999

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                   ---------


                                                                                                  DECEMBER 31,
                                                                                             ------------------------
                                                                                                1998         1997
                                                                                             ----------   -----------
Cash and Cash Equivalents:
 Cash and due from banks                                                                     26,369,236    23,893,540
 Interest-bearing deposits in other banks                                                     1,538,435     3,271,018
 Federal funds sold and
  securities purchased
  under agreement to resell                                                                  15,630,000    15,848,204
                                                                                             ----------   -----------
        Total Cash and Cash Equivalents                                                      43,537,671    43,012,762

Time Deposits                                                                                   396,000     3,398,000
Investment Securities, Notes 1 and2                                                          95,209,328    83,438,835
Investment in Unconsolidated Subsidiary, Notes 1 and 19                                          34,814        66,749
Loans, Net of Allowance for Loan Losses
 ($4,426,217 - 1998; $4,243,043  1997)
 and Unearned Interest, Notes 1, 5, 8 and 16                                                347,305,116   317,269,090
Bank Premises and Equipment, Notes 1 and 3                                                   13,620,861    11,829,631
Property Acquired in Settlement of Loans and
 Other Real Estate Owned:
 Land and building of former banking offices, Notes 1 and 4                                     322,920       315,277
 Land and building held for lease, Notes 1 and 4                                                590,486           -0-
 Property acquired in settlement of loans, Note 1                                               438,474       433,791
Accrued Interest Receivable                                                                   5,491,847     5,135,735
Cash Value of Life Insurance, Note 10                                                         2,888,472     2,783,838
Goodwill and other intangible assets, Note 1                                                  2,713,762     3,070,426
Other Assets, Note 1                                                                          1,192,259     1,147,078
                                                                                          -------------   -----------

 Total Assets                                                                               513,742,010   471,901,212
                                                                                          =============   ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand                                                                                    $ 68,633,159    66,394,196
 NOW                                                                                         99,335,495    77,999,133
 Savings                                                                                     24,517,302    24,964,224
 Time, $100,000 and over, Note 6                                                             60,778,164    63,984,294
 Other time, Note 6                                                                         159,991,854   153,301,771
                                                                                         --------------   -----------
                                                                                            413,255,974   386,643,618

Federal funds purchased
 and securities sold under
 agreement
 to repurchase                                                                                3,824,095           -0-
Notes Payable, Note 7                                                                               -0-     2,184,000
Other borrowed funds                                                                          2,339,170     1,004,854
Advances from Federal Home Loan Bank, Note 8                                                 39,057,723    31,811,673
Accrued Interest Payable                                                                      1,601,491     1,656,497
Advance Payments by Borrowers for Taxes and Insurance                                            52,672       180,322
Dividends Payable                                                                               662,440       548,106
Income taxes payable - current                                                                      -0-        71,693
Other Liabilities, Note 10                                                                    1,846,088     1,735,490
                                                                                         --------------   -----------

   Total Liabilities                                                                        462,639,653   425,836,253
                                                                                         --------------   -----------

Stockholders' Equity:
 Common stock, no par value, 15,000,000 shares authorized,
   8,280,495 shares (1997 - 8,435,099) issued and
   8,280,495 shares (1997 - 8,270,787) outstanding                                            1,217,065     1,263,745

 Preferred stock, no par value, 1,500,000 shares
  authorized, no shares issued or outstanding                                                       -0-           -0-
 Additional paid in capital                                                                  25,809,693    26,304,565
 Retained earnings                                                                           23,739,623    19,364,279
 Accumulated other comprehensive income                                                         335,976       115,559
                                                                                         --------------   -----------
                                                                                             51,102,357    47,048,148
 Treasury stock, at cost (1997 - 164,312 shares)                                                    -0-      (983,189)
                                                                                         --------------   -----------
                                                                                             51,102,357    46,064,959
                                                                                         --------------   -----------
      Total Liabilities and Stockholders' Equity                                           $513,742,010   471,901,212
                                                                                         ==============   ===========


Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                              1998            1997             1996
                                                                          ------------   --------------   -------------
Interest Income:
Interest and fees on loans, Note 1                                        $ 33,139,539       30,031,418      26,333,790
Interest on investment securities:
 Taxable                                                                     4,654,243        5,101,374       5,533,168
 Tax exempt                                                                    315,524          247,061         238,874
Interest on federal funds sold                                               1,382,022          448,247         394,411
Interest on deposits in banks                                                  205,793          235,722          90,932
                                                                          ------------   --------------   -------------

 Total                                                                      39,697,121       36,063,822      32,591,175
                                                                          ------------   --------------   -------------

Interest Expense:
Interest on deposits                                                        16,234,940       15,284,549      14,715,770
Interest on federal funds purchased                                            128,131           75,815          44,057
Interest on notes and mortgages, Note 7                                        151,582          239,779         337,393
Interest on other borrowed funds                                                97,709           28,062          24,357
Interest on advances from Federal Home Loan Bank, Note 8                     2,391,277        1,342,044         887,950
                                                                          ------------   --------------   -------------

 Total                                                                      19,003,639       16,970,249      16,009,527
                                                                          ------------   --------------   -------------

Net Interest Income                                                         20,693,482       19,093,573      16,581,648

Provision for Loan Losses, Notes 1 and 5                                       903,404          792,900         632,842
                                                                          ------------   --------------   -------------

Net Interest Income After Provision for Loan Losses                         19,790,078       18,300,673      15,948,806
                                                                          ------------   --------------   -------------

Other Income:
Service charges on deposit accounts                                          3,012,558        2,797,077       2,406,437
Insurance commissions                                                          220,668          148,250          84,051
Fees on mortgage loans originated for sale                                     725,439          243,904         254,085
Late charges and other loan fees                                               656,588          349,258         298,212
Equity in earnings of unconsolidated subsidiary, Note 19                       368,064          255,877         215,692
Gain (Loss) on sale of loans                                                     1,989           23,955          11,412
Gain (Loss) on sale of other real estate                                        (5,025)           2,154           1,328
Gain (Loss) on sale of assets                                                  109,063           (1,854)          2,951
Securities gains (losses), Note 1                                               11,313          (12,532)        130,924
Other income                                                                   522,398          503,958         445,423
                                                                          ------------   --------------   -------------

 Total                                                                       5,623,055        4,310,047       3,850,515
                                                                          ------------   --------------   -------------

Other Expenses:
Compensation                                                                 6,636,426        6,001,823       5,430,070
Other personnel expenses, Notes 9 and 10                                     1,587,496        1,294,287       1,060,620
Occupancy expense of bank premises                                             745,799          728,986         696,605
Furniture and equipment expense                                              1,302,480        1,246,665       1,159,493
Federal deposit insurance                                                       90,408           80,510         116,521
Special SAIF assessment                                                            -0-              -0-         384,882
Postage and courier services                                                   338,621          358,593         314,550
Supplies                                                                       497,177          493,840         417,622
Amortization, Note 1                                                           356,664          356,664         375,912
Other operating expenses                                                     3,859,561        2,884,832       2,573,733
                                                                          ------------   --------------   -------------

 Total                                                                      15,414,632       13,446,200      12,530,008
                                                                          ------------   --------------   -------------

Income Before Income Taxes                                                   9,998,501        9,164,520       7,269,313

Income Taxes, Notes 1 and 13                                                 3,347,451        3,161,626       2,450,710
                                                                          ------------   --------------   -------------

Net Income                                                                $  6,651,050        6,002,894       4,818,603
                                                                          ============   ==============   =============

Earnings Per Share, Note 1:
 Basic                                                                            $.80              .73             .60
                                                                          ============   ==============   =============
 Diluted                                                                          $.78              .72             .59
                                                                          ============   ==============   =============

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------
                                                                            1998              1997            1996
                                                                     -----------------   --------------   -------------
Net income                                                                $  6,651,050        6,002,894       4,818,603
                                                                     -----------------   --------------   -------------
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during period                       227,460          198,757        (210,128)
 Less:  reclassification adjustment for
  (gains) losses included in net income                                         (7,043)           7,802         (81,513)
                                                                     -----------------   --------------   -------------
 Other comprehensive income                                                    220,417          206,559        (291,641)
                                                                     -----------------   --------------   -------------

Comprehensive Income                                                      $  6,871,467        6,209,453       4,526,962
                                                                     =================   ==============   =============

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                                            ACCUMULATED
                                                                                              OTHER
                                 COMMON STOCK                      ADDITIONAL              COMPREHENSIVE
                             ----------------------   PREFERRED    PAID IN       RETAINED     INCOME       TREASURY
                             SHARES       AMOUNT        STOCK      CAPITAL       EARNINGS     (LOSS)         STOCK        TOTAL
                             ---------   ----------   ---------  ----------   ----------   -------------   ----------   ----------
Balances, December 31,
 1995,
as previously reported       5,423,776   $1,263,745         -0-  14,744,823    8,646,737         184,469    1,461,043   23,378,731
Adjustment for pooling of
interests:
 Issuance of shares to
  shareholders of Investors
  Financial Corp.            1,711,249          -0-         -0-   4,608,542    2,279,663          16,638          -0-    6,904,843
 Issuance of shares to
  shareholders of Eagle
  Bancorp, Inc.                907,610          -0-         -0-   5,683,247      516,150            (466)         -0-    6,198,931
                             ---------   ----------         ---  ----------   ----------   -------------   ----------   ----------

Balances, December 31,
 1995,
as restated                  8,042,635    1,263,745         -0-  25,036,612   11,442,550         200,641    1,461,043   36,482,505

Issuance of shares to
 directors
in lieu of fees                 13,384          -0-         -0-      70,265          -0-             -0-          -0-       70,265

Issuance of shares through
dividend reinvestment plan      67,650          -0-         -0-     475,415          -0-             -0-          -0-      475,415

Issuance of shares through
common stock purchase plan      36,078          -0-         -0-     251,062          -0-             -0-          -0-      251,062

Stock issued by pooled
companies                          -0-          -0-         -0-       1,125          -0-             -0-          -0-        1,125

Net Income                         -0-          -0-         -0-         -0-    4,818,603             -0-          -0-    4,818,603

Dividends                          -0-          -0-         -0-         -0-     (749,082)            -0-          -0-     (749,082)

Dividends - pooled
 companies                         -0-          -0-         -0-         -0-     (638,223)            -0-          -0-     (638,223)

Acquisition of shares
of treasury stock               (4,948)         -0-         -0-         -0-          -0-             -0-       30,925      (30,925)

Sale of shares of
treasury stock                  69,760          -0-         -0-      68,153          -0-             -0-     (417,421)     485,574

Other comprehensive
income (loss)                      -0-          -0-         -0-         -0-          -0-        (291,641)         -0-     (291,641)
                             ---------   ----------         ---  ----------   ----------   -------------   ----------   ----------

Balances, December 31, 1996
as restated                  8,224,559    1,263,745         -0-  25,902,632   14,873,848         (91,000)   1,074,547   40,874,678

Issuance of shares to
 directors
in lieu of fees                 15,268          -0-         -0-       4,069          -0-             -0-      (91,358)      95,427

Issuance of shares
through dividend
reinvestment plan               26,150          -0-         -0-     270,062          -0-             -0-          -0-      270,062

Issuance of shares
through common stock
purchase plan                    4,810          -0-         -0-      50,732          -0-             -0-          -0-       50,732

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
          -----------------------------------------------------------


                                                                                               ACCUMULATED
                                                                                                  OTHER
                               COMMON STOCK                      ADDITIONAL                   COMPREHENSIVE
                           ------------------------   PREFERRED    PAID IN      RETAINED         INCOME      TREASURY
                           SHARES         AMOUNT        STOCK      CAPITAL      EARNINGS         (LOSS)        STOCK        TOTAL
                           ---------   ------------   ---------   ----------    ----------   -------------   ---------   ----------
Stock issued by pooled
companies                        -0-            -0-         -0-       77,070           -0-             -0-         -0-       77,070

Net Income                       -0-            -0-         -0-          -0-     6,002,894             -0-         -0-    6,002,894

Dividends                        -0-            -0-         -0-          -0-      (988,423)            -0-         -0-     (988,423)

Dividends - pooled
 companies                       -0-            -0-         -0-          -0-      (524,040)            -0-         -0-     (524,040)

Other comprehensive income
(loss)                           -0-            -0-         -0-          -0-           -0-         206,559         -0-      206,559
                           ---------     ----------         ---   ----------    ----------   -------------   ---------   ----------

Balances, December 31,
 1997,
as restated                8,270,787      1,263,745         -0-   26,304,565    19,364,279         115,559     983,189   46,064,959

Issuance of shares to
directors in lieu of fees      7,808            -0-         -0-       81,240           -0-             -0-         -0-       81,240

Issuance of shares
through dividend
reinvestment plan              1,650            -0-         -0-       19,685           -0-             -0-         -0-       19,685

Issuance of stock upon
exercise of employee
stock options                    250            -0-         -0-        2,515           -0-             -0-         -0-        2,515

Net Income                       -0-            -0-         -0-          -0-     6,651,050             -0-         -0-    6,651,050

Dividends                        -0-            -0-         -0-          -0-    (1,997,476)            -0-         -0-   (1,997,476)

Dividends - pooled
 companies                       -0-            -0-         -0-          -0-      (278,230)            -0-         -0-     (278,230)

Stock issued by pooled
 companies                       -0-            -0-         -0-      338,197           -0-             -0-         -0-      338,197

Cancellation of treasury
stock                            -0-        (46,680)        -0-     (936,509)          -0-             -0-    (983,189)         -0-

Other comprehensive income
(loss)                           -0-            -0-         -0-          -0-           -0-         220,417         -0-      220,417
                           ---------     ----------         ---   ----------    ----------   -------------   ---------   ----------

Balances, December 31,
1998                       8,280,495     $1,217,065         -0-   25,809,693    23,739,623         335,976         -0-   51,102,357
                           =========     ==========         ===   ==========    ==========   =============   =========   ==========

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                             YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                         1998            1997            1996
                                                                     ------------   --------------   -------------
Cash Flows From Operating Activities:
Net income                                                           $  6,651,050        6,002,894       4,818,603
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                                           1,052,882        1,022,350         881,134
 Deferred income taxes                                                   (144,047)        (193,112)          3,840
 Provision for loan losses                                                903,404          792,900         632,842
 Amortization                                                             356,664          356,664         375,912
 Amortization (accretion) of securities                                   (92,283)         (45,989)       (178,209)
 (Gain) loss on sale of assets                                           (109,063)           1,854          (2,951)
 (Gain) loss on sale of loans                                              (1,989)         (23,955)        (11,412)
 (Gain) loss on sale of other real estate owned                             5,025           (2,154)         (1,328)
 Securities (gains) losses                                                (11,313)          12,532        (130,924)
 Minority interests                                                           741              595             495
 Equity in earnings of unconsolidated subsidiary                         (368,064)        (255,877)       (215,692)
 Dividend received from unconsolidated subsidiary                         400,000          320,000         220,000
 Increase in cash value of life insurance                                (104,634)             -0-             -0-
Change in assets and liabilities:
 (Increase) decrease in accrued interest receivable                      (356,112)        (422,541)       (261,233)
 Increase (decrease) in accrued interest payable                          (55,006)         (47,527)         66,544
 (Increase) decrease in other assets                                      (94,057)        (328,448)        (96,114)
 Increase (decrease) in income taxes payable                              (71,693)          11,986        (143,334)
 Increase (decrease) in other liabilities                                 241,217          531,581         459,648
                                                                     ------------   --------------   -------------
Net cash provided (used) by operating activities                        8,202,722        7,733,753       6,417,821
                                                                     ------------   --------------   -------------
Cash Flows From Investing Activities:
Capital expenditures                                                   (3,452,909)      (1,294,055)     (1,412,571)
Proceeds from sale of assets                                              185,014              -0-          72,810
(Increase) decrease in time deposits                                    3,002,000       (1,703,000)       (391,600)
(Increase) decrease in loans                                          (30,947,149)     (35,604,480)    (36,198,394)
Purchase of life insurance policies                                           -0-         (826,540)       (415,844)
Principal payments on mortgage-backed securities                        9,739,611          943,011       1,132,434
Purchase of available-for-sale securities                             (54,860,855)     (22,512,808)    (28,141,775)
Proceeds from sales and calls of available-for-sale
 securities                                                            20,576,316       14,273,949      12,362,247
Purchase of held-to-maturity securities                                       -0-       (1,245,625)       (748,359)
Proceeds from maturities of available-for-sale
 securities                                                            12,125,967       14,470,508      19,553,865
Proceeds from maturities of held-to-maturity securities                 1,050,000          500,000       1,050,000
                                                                     ------------   --------------   -------------
Net cash provided (used) by investing activities                      (42,582,005)     (32,999,040)    (33,137,187)
                                                                     ------------   --------------   -------------
Cash Flows From Financing Activities:
Increase (Decrease) in federal funds purchased                          3,824,095              -0-             -0-
Proceeds of additional stock issued                                       340,712          127,802         252,187
Increase (decrease) in time deposits                                    3,483,953        6,106,530      17,431,675
Increase (decrease) in other deposits                                  23,128,403       14,013,031      11,173,141
Advances from Federal Home Loan Bank                                   19,136,000       25,030,000      80,097,000
Payments on long-term indebtedness                                    (14,073,950)     (12,063,076)    (73,166,324)
Increase (Decrease) other borrowings                                    1,334,316         (200,000)       (500,000)
Dividends paid                                                         (2,141,687)      (1,335,932)       (635,091)
Acquisition of treasury stock                                                 -0-              -0-         (30,925)
Proceeds from sale of treasury stock                                          -0-              -0-         485,574
Decrease in advance payments by borrowers for taxes
 and insurance                                                           (127,650)          20,817         (48,260)
                                                                     ------------   --------------   -------------
Net cash provided (used) by financing activities                       34,904,192       31,699,172      35,058,977
                                                                     ------------   --------------   -------------
Net Increase (Decrease) in Cash and Cash Equivalents                      524,909        6,433,885       8,339,611
Cash and Cash Equivalents at Beginning of Period                       43,012,762       36,578,877      28,239,266
                                                                     ------------   --------------   -------------
Cash and Cash Equivalents at End of Period                           $ 43,537,671       43,012,762      36,578,877
                                                                     ============   ==============   =============
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
Interest                                                             $ 19,058,645       16,975,242      15,881,975
                                                                     ============   ==============   =============
Income taxes                                                         $  3,716,269        3,301,649       2,585,355
                                                                     ============   ==============   =============
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities
 available-for-sale                                                  $   (297,936)         (39,748)        110,061
                                                                     ============   ==============   =============
Stock issued to directors in payment of fees and
 stock issued through dividend reinvestment plan                     $    100,925          365,489         545,680
                                                                     ============   ==============   =============

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of operations: PAB Bankshares, Inc. is engaged in the activity of providing traditional banking services through its banking subsidiaries consisting of Park Avenue Bank (Valdosta, Georgia), Farmers and Merchants Bank (Adel, Georgia), First Community Bank of Southwest Georgia (Bainbridge, Georgia) and Eagle Bank and Trust (Statesboro, Georgia). All are state chartered banks. The Banks primarily grant agribusiness, commercial, consumer and real estate loans with a market area that includes predominately Lowndes County, Cook County, Decatur County, Grady County and Bulloch County and the immediate outlying areas. The composition of the Banks' loan portfolio is detailed in
Note 5 of these financial statements. The Banks limit investment securities to U.S. Treasury obligations, obligations of other U.S. Government agencies and corporations, obligations of state and political subdivisions and selected mutual funds. The Banks also purchase time deposits with other banks in denominations generally not exceeding $100,000 per bank and sells federal funds to major correspondent banks. Through First Community Bank of Southwest Georgia, PAB Bankshares, Inc. also owns one-half of the issued and outstanding stock of an unconsolidated service corporation subsidiary, Empire Financial Services, Inc., which is primarily engaged in the origination and servicing of commercial real estate loans.

Consolidated financial statements: The accompanying consolidated financial statements include the accounts of PAB Bankshares, Inc. and its subsidiaries consisting of Park Avenue Bank (100% owned), Farmers & Merchants Bank (99.9% owned), First Community Bank of Southwest Georgia (100% owned) and Eagle Bank and Trust (100% owned). Intercompany transactions and balances have been eliminated in consolidation.

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

Bank premises and equipment and related depreciation: Assets are stated at cost, less depreciation. Depreciation of bank premises and equipment, including a building of a former banking office and a building acquired for lease, is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs, removals and betterments which do not materially prolong the useful lives of the assets are charged to income as incurred. The cost of property retired or sold, and the related accumulated depreciation, is removed from the accounts, and any gain or loss, after taking into consideration proceeds from sale, is transferred to income.

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

--------------------------------------------------------------

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

Amortization: Goodwill is being amortized over periods ranging from fifteen to twenty-five years by the straight-line method. Core deposit intangibles are being amortized over a period of ten years. The Company continually reviews goodwill and other intangible assets on an objective and subjective basis for any impairment which might effect the carrying value or remaining life of the intangible asset. Subjective factors considered include the legal and regulatory environment, demand, competition and other economic factors. On an objective basis, the Company computes the discounted present value of projected subsidiary net income and compares the result with the carrying value of intangible assets. If the carrying value exceeds the discounted present value of projected net income, the Company records a write-down or reduces the remaining period of amortization. To date, the Company has not had to make any such adjustments.

Earnings per share: Earnings per share are computed on the weighted average number of shares and common equivalent shares outstanding. Weighted average shares used in the computation of earnings per share were as follows:


                                  YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1997   YEAR ENDED DECEMBER 31, 1996
                                  -----------------------------  -----------------------------  ----------------------------
                                              WEIGHTED    PER-               WEIGHTED    PER-              WEIGHTED    PER-
                                               AVERAGE   SHARE                AVERAGE   SHARE               AVERAGE   SHARE
                                    INCOME     SHARES    AMOUNT    INCOME     SHARES    AMOUNT   INCOME     SHARES    AMOUNT
                                  ----------  ---------  ------  ----------  ---------  ------  ---------  ---------  ------
Basic Earnings Per Share:
 Net Income                       $6,651,050  8,279,413    $.80   6,002,894  8,221,426    $.73  4,818,603  8,097,836    $.60
                                                           ====                           ====                        ======

Effect of Dilutive Securities:
 Stock Options                           -0-    210,879                 -0-     82,710                -0-     56,371
                                  ----------  ---------          ----------  ---------          ---------  ---------

Diluted Earning Per Share:
 Net Income                       $6,651,050  8,490,292    $.78  $6,002,894  8,304,136    $.72  4,818,603  8,154,207    $.59
                                  ==========  =========    ====  ==========  =========    ====  =========  =========  ======

The weighted average shares used in calculating earnings per share information has been adjusted to reflect a two-for-one stock split in 1998 and 1996. No transactions occurred after December 31, 1998 and before issuance of the financial statements that would have changed materially the number of common shares or potential common shares outstanding at December 31, 1998 if the transaction had occurred before the end of the period.

Income taxes: Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. At December 31, 1998 and 1997, other assets included a deferred income tax charge of $742,116 and $725,709, respectively.

Cash and cash equivalents: For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal Funds sold.

Investment in unconsolidated subsidiary: Investment in unconsolidated subsidiary is accounted for under the equity method.

--------------------------------------------------------------

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

--------------------------------------------------------------

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

 Short-term borrowings, notes payable and advances from Federal Home Loan Bank:
 The fair value of short-term borrowings, notes payable and advances from Federal Home Loan Bank are estimated using rates currently available for debt with similar terms and remaining maturities.

 Other liabilities: Commitments to extend credit were evaluated and fair value was estimated using the terms for similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Advertising: The Company expenses advertising costs as they are incurred. Advertising costs charged to expense were $257,849, $236,203 and $240,649 for the years ended December 31, 1998, 1997 and 1996, respectively.

Capital structure: During 1996 and 1998, the Company had a two-for-one stock split. The effect of the stock split was applied retroactively to previous years. During 1997, the number of shares of common stock was increased from 4,000,000 to 15,000,000 shares. Also, during 1997, the Articles of Incorporation were restated to authorize the issuance of 1,500,000 shares of preferred stock. As of December 31, 1998, no shares of preferred stock had been issued.

Segment reporting: The Company is engaged in the activity of providing traditional banking services through its commercial banking subsidiaries previously discussed under "nature of operations." The Company does not have reportable segments, foreign operations, assets located in foreign countries or major customers, as defined in Statement of Financial Accounting Standards No. 131 (Disclosures About Segments of an Enterprise and Related Information).

Reclassifications: Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the presentation adopted in 1998.

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

--------------------------------------------------------------

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

--------------------------------------------------------------

in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the company's financial statements.

In February 1997, the FASB issued SFAS No. 129 (Disclosure Of Information About Capital Structure). This statement establishes standards for disclosing information about an entity's capital structure. It applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10 (Omnibus Opinion - 1996), No. 15 (Earnings Per Share) and FASB No. 47 (Disclosure Of Long-Term Obligations), for entities that were subject to the requirements of those standards. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements

In June 1997, the FASB issued SFAS No. 130 (Reporting Comprehensive Income). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

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

--------------------------------------------------------------

In February 1998, the FASB issued SFAS No. 132 (Employers' Disclosures About Pensions and Other Postretirement Benefits). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminate certain disclosures previously required by FASB Statements No. 87, 88 and 106. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In October 1998, the FASB issued SFAS No. 134 (Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise). This statement amends Statement No. 65 (Accounting for Certain Mortgage Banking Activities) to require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sale or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This statement shall be effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this statement is not expected to have a material impact on the Company's financial statements.


Note 2 - Investment Securities
------------------------------

Investment securities are carried in the accompanying balance sheets as follows:


                           DECEMBER 31,
                      -----------------------
                         1998         1997
                      -----------  ----------
Available-for-sale    $95,209,328  78,897,138
Held-to-maturity              -0-   4,541,697
                      -----------  ----------
                      $95,209,328  83,438,835
                      ===========  ==========

-----------------------------------------

Securities available-for-sale consist of the following:
-------------------------------------------------------


As of December 31, 1998:
                                                GROSS       GROSS
                                  AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                    COST        GAINS       LOSSES      VALUE
                                 -----------  ----------  ----------  ----------
U.S. Treasury Obligations        $ 8,902,483     186,439         -0-   9,088,922
Obligations of other U.S.
 Government agencies and
 corporations                     43,431,034     346,472      11,097  43,766,409
Obligations of state and
 political subdivisions            9,096,559     119,448       2,676   9,213,331
Mortgage backed securities        28,479,376     150,848     136,820  28,493,404
Federal Home Loan Bank
 stock                             2,722,800         -0-         -0-   2,722,800
Mutual Funds                       1,025,000         -0-     146,572     878,428
Federal Reserve Bank                 225,000         -0-         -0-     225,000
Community Financial Services,
 Inc. stock                          696,794         -0-         -0-     696,794
Other stock                          139,240         -0-      15,000     124,240
                                 -----------     -------     -------  ----------
                                 $94,718,286     803,207     312,165  95,209,328
                                 ===========     =======     =======  ==========

As of December 31, 1997:

                                                GROSS       GROSS
                                  AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                    COST        GAINS       LOSSES      VALUE
                                 -----------  ----------  ----------  ----------
U.S. Treasury Obligations        $13,946,055     104,613         -0-  14,050,668
Obligations of other U.S.
 Government agencies and
 corporations                     35,810,960     157,834      66,200  35,902,594
Obligations of state and
 political subdivisions            5,914,321      66,364       7,877   5,972,808
Mortgage backed securities        17,925,902     190,870      91,103  18,025,669
Federal Home Loan Bank
 Stock                             3,358,300         -0-         -0-   3,358,300
Mutual Funds                       1,000,000         -0-     146,395     853,605
Community Financial Services,
 Inc. stock                          473,494         -0-         -0-     473,494
Federal reserve stock                225,000         -0-         -0-     225,000
Other stock                           50,000         -0-      15,000      35,000
                                 -----------     -------     -------  ----------
                                 $78,704,032     519,681     326,575  78,897,138
                                 ===========     =======     =======  ==========

-----------------------------------------

Securities held-to-maturity consist of the following:
-----------------------------------------------------

As of December 31, 1997:
                                           GROSS       GROSS
                             AMORTIZED   UNREALIZED  UNREALIZED   MARKET
                               COST        GAINS       LOSSES      VALUE
                            -----------  ----------  ----------  ---------
U.S. Treasuries and U.S.
 Government Agencies         $4,541,697      33,795       6,931  4,568,561
                            ===========  ==========  ==========  =========

The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call of prepayment penalties.

                                      SECURITIES
                                  AVAILABLE-FOR-SALE
                                -----------------------
                                               MARKET
                                   COST        VALUE
                                -----------  ----------
Due in one year or less         $11,827,338  11,897,557
Due after one year through
 five years                      48,476,626  49,021,932
Due after five years through
 ten years                        7,015,227   7,088,551
Due after ten years              22,590,261  22,554,026
                                -----------  ----------
                                $89,909,452  90,562,066
                                ===========  ==========

Proceeds from sales and calls of available-for-sale securities during 1998 were $20,576,316 with gross gains of $42,524 and gross losses of $31,211 being recognized.

Proceeds from sales and calls of available-for-sale securities during 1997 were $14,273,949 with gross gains of $11,484 and gross losses of $24,016 being recognized.

Proceeds from sales and calls of available-for-sale securities during 1996 were $12,362,247 with gross gains of $207,824 and gross losses of $76,900 being recognized.

During 1998, debt securities with an amortized cost of $3,495,036 were transferred from held-to-maturity to available-for-sale. The securities had an unrealized gain of $34,964.

Effective January 1, 1996, debt securities with an amortized cost of $1,609,517 were transferred from held-to-maturity to available-for-sale. The securities had an unrealized gain of $61,650. Management made the transfer in response to its decision to eliminate the held-to-maturity classification.

Securities with a carrying value of approximately $37,320,766 and $40,470,395 at December 31, 1998 and 1997, respectively, were pledged to secure public monies as required by law.

Note 3 - Bank Premises and Equipment
------------------------------------

Bank premises and equipment are stated at cost less accumulated depreciation, and include the following:

                                              DECEMBER 31,
                                      --------------------------   ESTIMATED
                                          1998          1997      USEFUL LIVES
                                      -------------  -----------  ------------
 Land                                  $ 3,464,950    2,979,978
 Bank premises and improvements          8,975,919    7,742,785   5-40 years
 Furniture, fixtures and equipment       6,547,172    5,588,446   5-15 years
 Automobiles                               201,951      225,906   3- 5 years
 Deposit on equipment                       41,988          -0-
                                       -----------   ----------
                                        19,231,980   16,537,115
 Less accumulated depreciation          (5,611,119)  (4,707,484)
                                       -----------   ----------

                                       $13,620,861   11,829,631
                                       ===========   ==========

Depreciation expense amounted to $1,052,882, $1,022,350 and $881,134 for the years ended December 31, 1998, 1997 and 1996, respectively.


Note 4 - Land and Building of Former Banking Office and Land and Building Held
------------------------------------------------------------------------------
For Lease
---------

Land and building of former banking office is stated at cost less accumulated depreciation and include the following:

                                                DECEMBER 31,
                                          ----------------------  ESTIMATED
                                            1998         1997     USEFUL LIFE
                                          -----------  ---------  -----------
 Land                                      $  41,000     41,000
 Building                                    489,760    462,719     30 years
                                           ---------   --------
                                             530,760    503,719
 Less accumulated depreciation              (207,840)  (188,442)
                                           ---------   --------
                                           $ 322,920    315,277
                                           =========   ========

The building is currently being leased. Fair value of these assets exceeds book value.

Land and building acquired for lease is stated at cost less accumulated deprecation and include the following:



                                               DECEMBER 31,
                                           --------------------   ESTIMATED
                                             1998       1997      USEFUL LIFE
                                           ---------   --------   -----------
 Land                                      $ 354,589        -0-
 Building                                    240,000        -0-    39 years
                                           ---------   --------
                                             594,589        -0-
 Less accumulated depreciation                (4,103)       -0-
                                           ---------   --------
                                         $   590,486        -0-
                                         ===========  =========


The property is held for lease.  Fair value of these assets exceeds book value.

Note 5 - Loans
--------------
Major classifications of loans are as follows:
                                                   YEARS ENDED DECEMBER 31,
                                                  --------------------------
                                                      1998           1997
                                                  ------------   -----------
 Commercial and financial                         $ 55,885,120    70,911,845
 Agricultural                                        6,759,273     7,340,214
 Real estate - construction                         22,196,188    19,519,253
 Real estate - mortgage                            215,005,777   178,708,685
 Installment loans to individuals and other         51,751,606    45,066,948
 Overdrafts                                            346,766       301,755
                                                  ------------   -----------
                                                   351,944,730   321,848,700
 Deferred loan fees and unearned interest, net        (213,397)     (336,567)
                                                  ------------   -----------
                                                   351,731,333   321,512,133
 Allowance for loan losses                          (4,426,217)   (4,243,043)
                                                  ------------   -----------
  Loans, Net                                      $347,305,116   317,269,090
                                                  ============   ===========

At December 31, 1998 and 1997, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $1,251,274 and $519,418, respectively. The average recorded investment in impaired loans amounted to approximately $83,921, $268,243 and $84,803 for the years ended December 31, 1998, 1997 and 1996, respectively. The allowance for loan losses related to impaired loans amounted to approximately $199,752 and $53,595 at December 31, 1998 and 1997, respectively. Interest income on impaired loans of $19,126, $19,528 and $2,116 was recognized for cash payments received in 1998, 1997 and 1996, respectively. The Banks have no commitments to loan additional funds to borrowers whose loans are classified as impaired.

First mortgage loans on residential (one-to-four units) real estate are pledged to secure advances from the Federal Home Loan Bank (See Note 8). The advances must be fully secured after discounting the qualifying loans at 75% of the principal balances outstanding.

At December 31, 1997, the Company was servicing mortgage loans for the benefit of others totalling approximately $21,346,000. While such loans were originated by the Company, the entire cost of originating the loans has been allocated to the loans with no cost being allocated to the mortgage servicing rights, since management believes the amount to be immaterial. During 1998, the Company suspended its mortgage servicing activities and sold its mortgage servicing rights, realizing a gain of $102,131. Revenue from mortgage servicing activities amounted to $42,592 and $59,171 for the years ended December 31, 1997 and 1996, respectively.

Transactions in the allowance for losses on loans were as follows:

                                         YEARS ENDED DECEMBER 31,
                                    -----------------------------------
                                       1998         1997        1996
                                    -----------  ----------  ----------
 Balance, January 1                 $4,243,043   3,803,606   3,427,433
 Provision for losses charged to
   operating expenses                  903,404     792,900     632,842
 Recoveries                             87,843      73,787      44,281
                                    ----------   ---------   ---------
     Total                           5,234,290   4,670,293   4,104,556
 Less loans charged off               (808,073)   (427,250)   (300,950)
                                    ----------   ---------   ---------
 Balance, December 31               $4,426,217   4,243,043   3,803,606
                                    ==========   =========   =========

Note 6 - Deposits
-----------------

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:

      1999        $169,058,197
      2000          32,416,029
      2001           7,178,189
      2002           4,601,810
      2003           7,515,793
                  ------------
                  $220,770,018
                  ============


Note 7 - Notes Payable
----------------------

Notes payable consists of the following:


                                                            DECEMBER 31,
                                                       --------------------
                                                        1997          1998
                                                       ------        ------
Note payable to correspondent bank,
 interest payable quarterly,
 variable interest rate (7.65% at
 December 31, 1997), equal semi-
 annual installments in the amount
 of $136,500, maturity date in
 2005, repaid during 1998 without
 prepayment penalty.  The note
 was secured by all of the issued
 and outstanding stock of Bainbridge
 National Bank prior to the merger
 with the Company.                                     $    -0-   2,184,000
                                                       ========  ==========



Note 8 - Advances From Federal Home Loan Bank
---------------------------------------------

Advances from the Federal Home Loan Bank consists of the following:


                                                            DECEMBER 31,
                                                      -------------------------
                                                        1998              1997
                                                      -------            ------

Advances payable, interest payable
 monthly or quarterly, combination of
 fixed and variable interest rates which
 averaged 6.03% and 6.25% at December 31, 1998,
 and 1997, respectively, various
 repayment options, maturities
 through August 2, 2010.                              $39,057,723    31,811,673
                                                      ===========    ==========

--------------------------------------------------------

Maturities of the advances for the succeeding five years are as follows:

                  YEAR ENDING
                  DECEMBER 31,
                  ------------
      1999          $8,530,666
      2000           7,764,201
      2001           2,134,408
      2002           1,924,620
      2003           5,256,503

The advances are collateralized as provided in Note 5.


Note 9 - Profit Sharing Plan and 401(k) Plan
--------------------------------------------

An employee profit sharing plan and 401(k) plan is provided for qualified employees. The plans are qualified under the Internal Revenue Code. The Board of Directors makes an annual determination of the contribution to the profit sharing plan. By law and pursuant to the terms and provisions of the employee profit sharing plan, a contribution up to a maximum of 15% of the total qualified employee compensation may be made. Under the 401(k) plan, employees may make salary deferral contributions of 10% to 15% of qualified employee compensation. The Company will make matching contributions at a level determined by the Board of Directors. Amounts contributed to the plans for the years ended December 31, 1998, 1997 and 1996 totaled $328,073, $277,626 and
$243,569, respectively.


Note 10 - Deferred Compensation Plan
------------------------------------

Effective January 1, 1994, the Company adopted a deferred compensation plan for the benefit of key employees. While the plan is to be funded from the general assets of the Company, life insurance policies were acquired for the purpose of serving as the primary funding source. As of December 31, 1998 and 1997, the cash values of these policies were $2,849,483 and $2,747,030, respectively, and the liability accrued for benefits payable under the plan was $403,749 and $275,596, respectively.


Note 11 - Employee Stock Option Plan
------------------------------------

The Company's Stock Option Plan authorizes the granting of stock options to its full-time employees for up to 400,000 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company's stock on the grant date, and an option's maximum term is ten years. Options are granted as administered by the Board of Directors and, with limited exceptions, vest on a straight-line basis over a five year period beginning February 26, 1997.

The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 1.37%, risk free interest rate of 5.0%, expected lives of 5 years for the options and a volatility rate of 30.00%.

Weighted-average assumptions used for grants in 1997 are as follows: dividend yield of 1.65%, risk-free interest rate of 5.57%, expected lives of five years for the options and a volatility rate of 14.2%.

Weighted-average assumptions used for grants in 1996 are as follows: dividend yield of 1.65%, risk-free interest rate of 7.50%, expected lives of five years for the options and a volatility rate of 23.0%.

------------------------------------------------

A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996, and the changes during the years then ended is presented below:


                                          YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1997   YEAR ENDED DECEMBER 31, 1996
                                         ------------------------------  -----------------------------  ----------------------------
                                                            WEIGHTED-                     WEIGHTED-                      WEIGHTED-
                                                             AVERAGE                       AVERAGE                        AVERAGE
FIXED                                                       EXERCISE                       EXERCISE                       EXERCISE
OPTIONS                                      SHARES           PRICE         SHARES          PRICE           SHARES         PRICE
---------------------------------------  ---------------  -------------  -------------  --------------  --------------  ------------
Outstanding at
  beginning of
  year                                          328,588        $  8.59        188,118           $ 6.35          44,118        $ 6.67
Granted                                          54,500          12.06        152,000            10.58         144,000          6.25
Exercised                                       (33,985)        (10.03)       (11,030)           14.00             -0-           .00
Forfeited                                        (2,000)          8.59           (500)           10.06             -0-           .00
                                               --------                      --------                          -------
Outstanding at
  end of year                                   347,103           8.76        328,588             8.04         188,118          6.35
                                               ========                      ========                          =======

Exercisable at
  December 31                                   162,603           8.09        162,388             8.59          84,118          6.47
Weighted-average
  fair value of
  options granted
  during the year                                 $3.71                          2.91                             1.92
                                               ========                      ========                          =======


The following table summarizes
 information about fixed stock options
 outstanding at December 31, 1998:


                                                      OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                                         --------------------------------------------        ---------------------------------
                                                             WEIGHTED-
                                                              AVERAGE       WEIGHTED                              WEIGHTED-
                                               NUMBER        REMAINING      AVERAGE              NUMBER            AVERAGE
RANGE OF OR ACTUAL                         OUTSTANDING      CONTRACTUAL     EXERCISE           EXERCISABLE        EXERCISE
EXERCISE PRICES                            AT 12/31/98         LIFE          PRICE             AT 12/31/98         PRICE
---------------------------------------  --------------   ------------   ------------        --------------    ------------
 $ 6.25                                         144,000        7 Years    $   6.25               81,600          $ 6.25
 9.43                                            17,353        2 Years        9.43               17,353            9.43
 10.06                                          131,250        8 Years       10.06               61,650           10.06
 12.06                                           54,500        9 Years       12.06                2,000           12.06
                                               --------                                         -------
 $ 6.25 to
 $12.06                                         347,103                                         162,603
                                               ========                                         =======

If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 1998 would have increased by $136,754, resulting in net income of $6,514,296, net of tax. Basic earnings per share would have declined from $.80 to $.79 and diluted earnings per share would have declined from $.78 to $.77.

If the Company had used the fair value based method of accounting for its employee stock option plan for the year ended December 31, 1997, compensation cost in net income would have increased by $170,487, resulting in net income of $5,889,675, net of tax. Basic earnings per share would have declined from $.73 to $.72 and diluted earnings per share would have declined from $.72 to $.71.

------------------------------------------------

If the Company had used the fair value based method of accounting for its employee stock option plan for the year ended December 31, 1996, compensation cost and net income would not have changed.


Note 12 - Directors Deferred Stock Purchase Plan
------------------------------------------------

On April 18, 1994, the Company's shareholders approved the Directors Deferred Stock Purchase Plan (the "Director Plan"), which provides that a director of the Company or any subsidiary may elect to receive shares of common stock of the Company in lieu of the cash compensation otherwise payable as director's fees for services as a member of the Board of Directors or any committee thereof. The shares of common stock issuable to an electing director shall be issued on January 15 following each fiscal year in a whole number (rounded down) resulting from the amount of such director's fees (or a portion thereof as determined by such director) for such previous fiscal year divided by 100% of the fair market value of the common stock as of January 1 of such previous fiscal year. The Director Plan covers 100,000 shares of common stock, which may be authorized for issuance and delivery thereunder. The Director Plan shall remain in effect for five years (through January 15, 1999) or until termination by the Board, whichever occurs first. The Director Plan is administered by the Board of Directors of the Company. The Company has issued 7,808, 15,268 and 13,384 shares of common stock under the Director Plan for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 13 - Income Taxes
----------------------

Income tax expense is comprised of federal and state income taxes as follows:

                                    YEARS ENDED DECEMBER 31,
                               -----------------------------------
                                  1998         1997        1996
                               -----------  ----------  ----------
 Current expense               $3,491,498   3,354,738   2,446,870
 Deferred (credit)               (144,047)   (193,112)      3,840
                               ----------   ---------   ---------
                               $3,347,451   3,161,626   2,450,710
                               ==========   =========   =========

Income tax at the statutory rate of 34% is reconciled to the Company's actual provision as follows:



                                                                    YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1998        1997        1996
                                                              ----------   ---------   ---------
 Tax at statutory rate                                        $3,399,490   3,115,937   2,471,566
 State income taxes                                              263,250     269,620     146,532
 Tax exempt interest and dividend
  exclusion                                                     (358,249)   (217,387)   (203,021)
 Amortization of goodwill                                         43,746      43,746      43,746
 Increase in cash value of life
  insurance policies                                             (46,088)    (27,038)    (20,914)
 Other                                                            45,302     (23,252)     12,801
                                                              ----------   ---------   ---------
 Actual income tax expense                                    $3,347,451   3,161,626   2,450,710
                                                              ==========   =========   =========

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

                                          DECEMBER 31,
                                      ---------------------
                                         1998       1997
                                      ----------  ---------
 Deferred tax assets:
   Allowance for loan losses          $1,466,014  1,404,426
   Purchase accounting adjustments        18,984     14,880
   Deferred compensation plan            152,359    103,999
   Other                                  56,275     26,828
                                      ----------  ---------
                                       1,693,632  1,550,133
                                      ----------  ---------
 Deferred tax liabilities:
   Bank premises and equipment and
     depreciation                        595,062    544,607
   Stock dividends                        77,057     77,057
   Unrealized gains on available-
     for-sale securities                 205,202     77,562
   Amortization of core deposits          65,138     94,748
   Other                                   9,057     30,450
                                      ----------  ---------
                                         951,516    824,424
                                      ----------  ---------
Net deferred tax assets               $  742,116    725,709
                                      ==========  =========

No valuation allowance was established in view of the Company's tax strategies coupled with anticipated future taxable income as evidenced by the Company's earnings potential.

Through 1995, thrift institutions were allowed, for tax purposes, a special deduction for bad debts based on a percentage of taxable income before such deduction, subject to various limitations provided by the Internal Revenue Code. One of the Company's subsidiaries (converted from a thrift subsidiary) had an allowable percentage of 8%. Effective January 1, 1996, only the experience method is allowable for computing the provision for bad debts for tax purposes. Additionally, any excess bad debt deductions taken after December 31, 1987, must be recaptured over a six year period. The effect of changing the method of computing bad debts had no effect upon the income tax provision of the Company's subsidiary inasmuch as the excess deductions had been subjected to the deferred income tax provision.

For tax purposes, included in retained earnings of the Company's subsidiary (now converted from a thrift subsidiary) at December 31, 1998, is approximately $2,033,000 of accumulated bad debt deductions for which no deferred income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry-back of net operating losses would give rise to income for tax purposes only, which would be subject to income taxes at the then prevailing corporate rate.

Note 14 - Dividend Reinvestment and Common Stock Purchase Plan
--------------------------------------------------------------

On December 20, 1993, the Company's Board of Directors approved a dividend reinvestment and common stock purchase plan. The purpose of the plan is to provide shareholders of record of the Company's common stock, who elect to participate in the plan, with a simple and convenient means to reinvest automatically cash dividends and make additional voluntary cash purchases of shares of common stock without the expense of brokerage commissions or other fees. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all of their shares or not less than 50% of their shares and make additional voluntary cash payments of not less than $50 nor more than $1,000, in the aggregate, for each calendar year. The price of common stock purchased with dividends will be 100% of the fair market value of the stock. The price of common stock purchased with voluntary cash payments will be 100% of the fair market value of the stock. Among amendments to the plan effective January 1, 1998, is the elimination of the 50% minimum participation level for dividend reinvestment. During the years ended December 31, 1998, 1997 and 1996, the plan resulted in the incremental issuance of 1,650, 30,960 and 103,728 shares, respectively. The decline in the incremental shares issued is due to the current policy of acquiring shares in the market place to fill orders for dividend reinvestment and stock purchases rather than issuing additional shares.


Note 15 - Commitments, Contingencies and Financial Instruments With Off-Balance-
--------------------------------------------------------------------------------
    Sheet Risk
    ----------

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

                                      NOTIONAL AMOUNT
                                  -----------------------
                                       DECEMBER 31,
                                  -----------------------
                                     1998         1997
                                  -----------  ----------

  Commitments to extend credit    $47,369,264  42,651,000
  Standby letters of credit         1,768,132   2,783,400

Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Banks' credit policies and procedures for credit commitments are the same as those for extensions of credit that are reported in the financial statements. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Banks. The Banks' have not incurred any losses on their commitments in either 1998 or 1997.

The nature of the business of the Company and the Banks is such that they are ordinarily subjected to a certain amount of litigation. In the opinion of management and counsel, there is no litigation in which the outcome will have a material effect on the financial statements.

Note 16 - Related Party Transactions
------------------------------------

At December 31, 1998 and 1997, loans to all officers, directors and employees and their associates aggregated approximately $10,965,398 and $15,168,730, respectively.

The following is a summary of the activity in loans to executive officers, directors and principal shareholders where the aggregate to any one exceeded $60,000 during the year ended December 31, 1998:

     Balance, beginning of year    $ 10,748,447
     Amounts advanced                11,118,016
     Repayments                     (11,004,349)
                                   ------------
     Balance, end of year          $ 10,862,114
                                   ============

Employees, officers, directors and principal shareholders maintained customary deposit relationship with the Banks. The aggregate of such deposits was approximately $13,500,000 at December 31, 1998.

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


Note 17 - Regulatory Matters
----------------------------

The primary source of funds available for the payment of cash dividends are dividends received by PAB Bankshares, Inc. from subsidiary Banks. The Banks are limited by banking regulations as to the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Retained earnings of the Banks against which dividends may be charged is approximately $11,789,000 at December 31, 1998 and the amount of dividends which may be paid within one year is approximately $3,922,000.

The Banks are required to maintain average balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1998 was approximately $1,866,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

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

---------------------------------------

The Company's consolidated actual capital amounts and ratios and the minimum amounts and ratios under the capital adequacy and prompt corrective action provisions are presented below:

                                                  CAPITALIZED UNDER       TO BE WELL
                                                     FOR CAPITAL       PROMPT CORRECTIVE
                                    ACTUAL       ADEQUACY PURPOSES:   ACTION PROVISIONS:
                                ---------------  -------------------  -------------------
                                AMOUNT   RATIO    AMOUNT     RATIO     AMOUNT     RATIO
                                -------  ------  ---------  --------  ---------  --------
                                                 (Amounts in thousands)
As of December 31, 1998:
 Total Capital
   (to Risk Weighted Assets)    $52,482   13.8%     30,424      8.0%     38,030  less than 10.0%
 Tier I Capital
   (to Risk Weighted Assets)     48,056   12.6%     15,256      4.0%     22,884  less than  6.0%
 Tier I Capital
   (to Average Assets)           48,056    9.6%     20,023      4.0%     25,029  less than  5.0%

As of December 31, 1997:
 Total Capital
   (to Risk Weighted Assets)    $47,122   14.9%     25,300      8.0%     31,626  less than 10.0%
 Tier I Capital
   (to Risk Weighted Assets)     42,879   13.5%     12,705      4.0%     19,057  less than  6.0%
 Tier I Capital
   (to Average Assets)           42,879    9.5%     18,054      4.0%     22,568  less than  5.0%


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

First Community owns 50% of the outstanding stock of Empire. First Community accounts for its investment in Empire under the equity method. The investment in Empire exceeded First Community's share of the underlying net assets by $48,588 at December 31, 1998, and is being amortized on the straight-line method over twenty-five years.

Following is a summary of the unaudited financial position at December 31, 1998 and 1997 and unaudited results of operations of Empire for the three years ended December 31, 1998:


                                                               DECEMBER 31,
                                                           ---------------------
                                                              1998       1997
                                                           ----------  ---------
                                        ASSETS
                                      ----------

Current assets                                             $1,516,951    438,363
Premises and equipment                                        584,181    427,981
                                                           ----------  ---------

 Total Assets                                              $2,101,132    866,344
                                                           ==========  =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

Current liabilities                                        $1,325,531    460,334
Long-term liabilities                                         441,302    311,046
                                                           ----------  ---------
 Total Liabilities                                          1,766,833    771,380
Stockholders' equity                                          334,299     94,964
                                                           ----------  ---------

 Total Liabilities and Stockholders' Equity                $2,101,132    866,344
                                                           ==========  =========
                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1998        1997       1996
                                               ----------  ----------  ---------
Total revenue                                  $2,999,317   1,724,445  1,811,282
                                               ==========  ==========  =========

Net income                                     $1,039,334     503,236    498,328
                                               ==========  ==========  =========

First Community Bank of Southwest Georgia's
 proportionate share of net income             $  519,667     251,618    249,164
                                               ==========  ==========  =========

To facilitate the timely closing of its books and preparation of monthly financial statements, the Company's subsidiary (First Community Bank of Southwest Georgia) follows a consistent practice of accruing its share of Empire earnings one month in arrears. As of December 31, 1998, an additional amount of earnings of approximately $150,000 was recorded in January 1999. There was no significant earnings recorded in arrears at December 31, 1997 or 1996.

Note 20 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------

Condensed balance sheets of PAB Bankshares, Inc. as of December 31, 1998 and 1997 and related statements of income and cash flows for the three years ended December 31, 1998 are as follows:

                  BALANCE SHEETS
                  --------------
                                                          DECEMBER 31,
                                                     -----------------------
                       ASSETS                            1998        1997
                       ------                        -----------  ----------
Cash on deposit with subsidiary banks                $ 4,296,858   2,460,360
Investment in:
 Park Avenue Bank                                     16,628,190  14,626,656
 Farmers & Merchants Bank                              4,881,654   4,348,746
 First Community Bank of Southwest Georgia            16,888,997  19,736,728
 Eagle Bank and Trust                                  7,244,621   6,749,255
Property, Plant and Equipment, net of accumulated
 depreciation                                            561,599     673,885
Land and building held for lease                         594,589         -0-
Income taxes receivable                                  737,965     361,659
Other assets                                             279,498     315,812
                                                     -----------  ----------
   Total Assets                                      $52,113,971  49,273,101
                                                     ===========  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Liabilities:
 Dividends payable                                   $   662,440     548,106
 Notes payable                                               -0-   2,184,000
 Other liabilities                                       349,174     476,036
                                                     -----------  ----------
                                                       1,011,614   3,208,142
                                                     -----------  ----------
Stockholders' Equity:
 Common stock                                          1,217,065   1,263,745
 Additional paid in capital                           25,809,693  26,304,565
 Retained earnings                                    23,739,623  19,364,279
 Other comprehensive income                              335,976     115,559
                                                     -----------  ----------
                                                      51,102,357  47,048,148
Less:  Treasury Stock, at cost                               -0-    (983,189)
                                                     -----------  ----------
                                                      51,102,357  46,064,959
                                                     -----------  ----------
   Total Liabilities and Stockholders' Equity        $52,113,971  49,273,101
                                                     ===========  ==========

Note 20 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

                               STATEMENTS OF INCOME
                               --------------------
                                                                                           YEARS ENDED DECEMBER 31,
                                                                                      ----------------------------------
                                                                                         1998        1997        1996
                                                                                      ----------   ---------   ---------
Income:
 Equity in earnings of subsidiary banks:
  Park Avenue Bank                                                                    $3,273,601   2,791,419   2,476,434
  Farmers & Merchants Bank                                                               822,972     654,480     549,467
  First Community Bank of Southwest
   Georgia                                                                             2,930,637   2,533,316   1,937,760
  Eagle Bank and Trust                                                                   817,794     749,145     615,634
 Interest Income:
  Subsidiary banks                                                                        10,224      15,246      15,957
 Computer service income, management
  and other fees from subsidiary banks                                                   976,459   1,084,887     504,109
 Other income                                                                             11,183       3,831      49,601
                                                                                      ----------   ---------   ---------
                                                                                       8,842,870   7,832,324   6,148,962
Expenses                                                                               2,925,795   2,243,765   1,699,736
                                                                                      ----------   ---------   ---------
Income before taxes                                                                    5,917,075   5,588,559   4,449,226
Income taxes (benefit)                                                                  (733,975)   (414,335)   (369,377)
                                                                                      ----------   ---------   ---------
 Net Income                                                                           $6,651,050   6,002,894   4,818,603
                                                                                      ==========   =========   =========

Note 20 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

                    STATEMENTS OF CASH FLOWS
                    ------------------------
                                                                                YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------
                                                                 1998                   1997                   1996
                                                          -------------------   -------------------   ---------------------
Cash Flows From Operating Activities:
  Net income                                                      $ 6,651,050             6,002,894             4,818,603
  Adjustments to reconcile net income
  to net cash provided by operating
    activities:
    Depreciation and amortization                                     245,021               203,094               131,879
    Equity in earnings of subsidiary
      banks                                                        (7,845,004)           (6,728,360)           (5,579,295)
    (Gains) Loss on sale of assets                                     (6,932)                  -0-                (1,795)
    Dividends received from subsidiaries:
      Park Avenue Bank                                              1,395,708             2,170,812               850,000
      Farmers & Merchants Banks                                       327,245               370,167               179,838
      First Community Bank of Southwest
        Georgia                                                     5,778,050             1,691,123             1,079,586
     Eagle Bank and Trust                                             382,339                   -0-                   -0-
    Deferred income taxes                                               6,539                18,772                 8,001
    Change in assets and liabilities                                 (394,048)              204,849               (79,261)
                                                                  -----------            ----------            ----------
Net cash provided (used) by operating activities                    6,539,968             3,933,351             1,407,556
                                                                  -----------            ----------            ----------

Cash Flows From Investing Activities:
  Proceeds from sale of assets                                         17,600                   -0-                68,901
  Capital expenditures                                               (733,914)             (405,678)             (259,694)
  (Increase) Decrease in cash value of
    life insurance                                                     (2,181)               (6,938)               (1,573)
                                                                  -----------            ----------            ----------
Net cash provided (used) by investing activities                     (718,495)             (412,616)             (192,366)
                                                                  -----------            ----------            ----------

Cash Flows From Financing Activities:
  Dividends paid                                                   (2,141,687)           (1,335,932)             (635,091)
  Repayment of notes payable                                       (2,184,000)           (1,200,000)           (1,773,000)
  Proceeds from issuance of stock                                     340,712               124,302               734,021
  Acquisition of treasury stock                                           -0-                   -0-               (30,925)
                                                                  -----------            ----------            ----------
Net cash provided (used) by financing activities                   (3,984,975)           (2,411,630)           (1,704,995)
                                                                  -----------            ----------            ----------

Net Increase (Decrease) in Cash                                     1,836,498             1,109,105              (489,805)

Cash and Cash Equivalents at Beginning of Period                    2,460,360             1,351,255             1,841,060
                                                                  -----------            ----------            ----------

Cash and Cash Equivalents at End of Period                        $ 4,296,858             2,460,360             1,351,255
                                                                  ===========            ==========            ==========

Supplemental Disclosures of Cash Flow Information
--------------------------------------------------------
Cash paid during the period for:
  Interest                                                        $   151,582               240,184               388,197
                                                                  ===========            ==========            ==========
  Income taxes (received)                                         $  (364,208)             (467,814)             (308,128)
                                                                  ===========            ==========            ==========

Note 21 - Fair Values of Financial Instruments
----------------------------------------------

The estimated fair values of the Company's financial instruments are as follows:


                                                      DECEMBER 31, 1998                    DECEMBER 31, 1997
                                            ------------------------------------  --------------------------------------
                                               CARRYING             FAIR              CARRYING              FAIR
                                                AMOUNT              VALUE               VALUE               VALUE
                                           ----------------  -------------------  -----------------  -------------------
Financial assets:
Cash and cash equivalents                      $ 43,537,671           43,537,671         43,012,762           43,012,762
Time deposits                                       396,000              396,000          3,398,000            3,398,000
Investment securities                            95,209,328           95,209,328         83,438,835           83,465,699
Loans, net of allowance for
loan losses                                     347,305,116          337,361,000        317,269,090          317,496,565
Accrued interest receivable                       5,491,847            5,491,847          5,135,735            5,135,735

Financial liabilities:
Deposits                                        413,255,974          422,841,000        386,643,618          390,871,566
Notes payable                                           -0-                  -0-          2,184,000            2,184,000
Advances from Federal Home
Loan Bank                                        39,057,723           35,390,000         31,811,673           31,853,779
Accrued interest payable                          1,601,491            1,601,491          1,656,497            1,656,497
Other borrowed funds                              2,339,170            2,339,170          1,004,854            1,004,854
Federal funds purchased                           3,824,095            3,824,095                -0-                  -0-


The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

                                NOTIONAL       FAIR      NOTIONAL      FAIR
                                 AMOUNT       VALUE       AMOUNT      VALUE
                              ------------  ----------  ----------  ----------
Other:
 Commitments to extend
   credit                      $47,369,264  47,369,264  42,651,000  42,651,000
 Standby letters of credit       1,768,132   1,768,132   2,783,400   2,783,400

Note 22 - Mergers and Acquisitions
----------------------------------

On June 19, 1998, the Company acquired all of the outstanding common stock of Investors Financial Corp. (Investors) in exchange for 1,711,249 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, Investors was liquidated and its wholly-owned subsidiary, Bainbridge National Bank, became a wholly-owned subsidiary of the Company. Bainbridge National Bank was a commercial banking entity operating in Bainbridge, Georgia and surrounding areas. Effective August 31, 1998, Bainbridge National Bank was merged with First Community Bank of Southwest Georgia. On December 9, 1998, the Company acquired all of the outstanding common stock of Eagle Bank Corp., Inc. (Eagle) in exchange for 907,610 shares of the Company's common stock. Immediately following the merger, Eagle was liquidated and its wholly-owned subsidiary, Eagle Bank and Trust, became a wholly-owned subsidiary of the Company. Eagle Bank and Trust is a state chartered commercial bank operating in Statesboro, Georgia and surrounding areas.

The mergers of Investors and Eagle have been accounted for as poolings of interests and, accordingly, all prior financial statements have been restated to include the accounts and operations of the pooled companies. The following table presents a reconciliation of net interest income and net income, as previously reported by the Company, to those presented in the accompanying consolidated financial statements and reflects the net interest income and net income of the previously separate companies for the periods before the mergers.

                                                                          YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                               1998                1997                 1996
                                                          ---------------  --------------------  ------------------
Net Interest Income:
  PAB Bankshares, Inc.                                        $16,080,518            13,083,267          11,148,043
  Investors Financial Corp./Bainbridge
    National Bank                                               1,705,081             3,300,480           3,061,889
  Eagle Bancorp, Inc./Eagle Bank
    and Trust                                                   2,907,883             2,709,826           2,371,716
                                                              -----------            ----------          ----------
Combined                                                      $20,693,482            19,093,573          16,581,648
                                                              ===========            ==========          ==========

Net Income:
  PAB Bankshares, Inc.                                        $ 5,226,774             4,144,133           3,348,554
  Investors Financial Corp./Bainbridge
    National Bank                                                 606,481             1,184,820             968,193
  Eagle Bancorp, Inc./Eagle Bank
    and Trust                                                     817,795               673,941             501,856
                                                              -----------            ----------          ----------
Combined                                                      $ 6,651,050             6,002,894           4,818,603
                                                              ===========            ==========          ==========

Note 23 - Quarterly Results of Operations (Unaudited)
-----------------------------------------------------

The following is a summary of the quarterly results of operations for the two years ended December 31, 1998:


                                                    QUARTERLY PERIOD ENDED
                                        -------------------------------------------------
                                         MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                        ---------- --------- -------------- -------------
                                              (In Thousands, Except Per share Data)
Year Ended December 31, 1998:
  Interest income                         $ 9,600    9,912       10,090         10,094
  Interest expense                         (4,580)  (4,823)      (4,816)        (4,784)
                                          -------   ------       ------         ------
  Net interest income                       5,020    5,089        5,274          5,310
  Provision for loan losses                  (292)    (174)        (166)          (271)
                                          -------   ------       ------         ------
  Net interest income
    after provision for
    loan losses                             4,728    4,915        5,108          5,039
  Other income                              1,463    1,364        1,427          1,368
  Other expenses                           (3,507)  (3,828)      (3,988)        (4,091)
                                          -------   ------       ------         ------
  Income before income taxes                2,684    2,451        2,547          2,316
  Income taxes                               (874)    (855)        (872)          (746)
                                          -------   ------       ------         ------
  Net income                              $ 1,810    1,596        1,675          1,570
                                          =======   ======       ======         ======

  Basic earnings per share                $  0.22     0.19         0.20           0.19
                                          =======   ======       ======         ======
  Diluted earnings per share              $  0.22     0.19         0.19           0.18
                                          =======   ======       ======         ======

Year Ended December 31, 1997:
  Interest income                         $ 8,512    8,828        9,233          9,491
  Interest expense                         (4,022)  (4,119)      (4,322)        (4,506)
                                          -------   ------       ------         ------
  Net interest income                       4,490    4,709        4,911          4,985
  Provision for loan losses                  (139)    (168)        (269)          (217)
                                          -------   ------       ------         ------
  Net interest income
    after provision for
    Loan losses                             4,351    4,541        4,642          4,768
  Other income                                971    1,105        1,058          1,176
  Other expenses                           (3,163)  (3,272)      (3,404)        (3,607)
                                          -------   ------       ------         ------
  Income before income taxes                2,159    2,374        2,296          2,337
  Income taxes                               (735)    (810)        (842)          (776)
                                          -------   ------       ------         ------
  Net income                              $ 1,424    1,564        1,454          1,561
                                          =======   ======       ======         ======

  Basic earnings per share                $  0.17     0.19         0.18           0.19
                                          =======   ======       ======         ======
  Diluted earnings per share              $  0.17     0.19         0.17           0.19
                                          =======   ======       ======         ======