Form 10-Q
period 1999-03-31
PAB BANKSHARES INC
filed 1999-05-14
CIK 705200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

The number of shares outstanding of the Issuer's class of common stock at March 31, 1999 was 8,289,998 shares of common stock.

                              PAB BANKSHARES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----

                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS:
             CONSOLIDATED BALANCE SHEETS - MARCH 31, 1999
               (UNAUDITED) AND DECEMBER 31, 1998  . . . . . . . . . . . . . . 3

             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) -  THREE
               MONTH PERIODS ENDED MARCH 31, 1999 AND 1998  . . . . . . . . . 4

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) -
               THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998  . . . . . . 5

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (UNAUDITED) - THREE MONTH PERIODS ENDED MARCH 31,
               1999 AND 1998  . . . . . . . . . . . . . . . . . . . . . . . . 6

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
               THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998  . . . . . . 7

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   . . . . . . . . . . 8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . 10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  . . . 19


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . 20
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . 20
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 20
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . 20

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

INDEX OF EXHIBITS     . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                                   PABBANKSHARES,INC. ANDSUBSIDIARIES

                                                        CONSOLIDATED BALANCE SHEETS
                                                        ---------------------------
                                                                   ASSETS
                                                                   ------
                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 1999               1998
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                  $  21,094,834         26,369,236
   Interest-bearing deposits in other banks                                                     1,103,349          1,538,435
   Federal funds sold and securities purchased under
     agreement to resell                                                                       12,280,000         15,630,000
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           34,478,183         43,537,671
Time Deposits                                                                                     396,000            396,000
Investment Securities available-for-sale, at fair value                                        86,498,796         95,209,328
Investment in Unconsolidated Subsidiary                                                            91,968             34,814
Loans, Net of Allowance for Loan Losses ($4,464,886 - 1999; $4,426,217 - 1998)
   and Unearned Interest                                                                      356,480,222        347,305,116
Bank Premises and Equipment                                                                    13,808,711         13,620,861
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    317,880            322,920
   Land and building held for lease                                                               588,948            590,486
   Property acquired in settlement of loans                                                       476,534            438,474
Accrued Interest Receivable                                                                     5,206,434          5,491,847
Cash Value of Life Insurance                                                                    2,915,003          2,888,472
Goodwill and other intangible assets                                                            2,624,596          2,713,762
Other Assets                                                                                    1,475,273          1,192,259
                                                                                             ------------      -------------

   Total Assets                                                                             $ 505,358,548        513,742,010
                                                                                            =============      =============

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    ------------------------------------
Deposits:
   Demand                                                                                   $  59,272,961         68,633,159
   NOW                                                                                         94,773,891         99,335,495
   Savings                                                                                     26,668,126         24,517,302
   Time, $100,000 and over                                                                     62,325,083         60,778,164
   Other time                                                                                 160,978,045        159,991,854
                                                                                             ------------       ------------
                                                                                              404,018,106        413,255,974

Federal funds purchased and securities sold under agreement to repurchase                       4,063,372          3,824,095
Advances from Federal Home Loan Bank                                                           37,354,057         39,057,723
Other borrowed funds                                                                            3,962,493          2,339,170
Accrued interest payable                                                                        1,682,652          1,601,491
Advance payments by borrowers for taxes and insurance                                              66,375             52,672
Dividends payable                                                                                 663,412            662,440
Income taxes - current                                                                            522,829                -0-
Other liabilities                                                                               1,242,774          1,846,088
                                                                                             ------------       ------------

     Total Liabilities                                                                        453,576,070        462,639,653
                                                                                             ------------       ------------

Stockholders' Equity:
   Common stock, no par value, 15,000,000 shares authorized,
     8,289,998 shares (1998 - 8,280,495) issued and 8,289,998
     shares (1998 - 8,280,495) outstanding                                                      1,217,065          1,217,065
   Preferred stock, no par value, 1,500,000 shares authorized,
     no shares issued or outstanding                                                                  -0-                -0-
   Additional paid in capital                                                                  25,924,323         25,809,693
   Retained earnings                                                                           24,715,690         23,739,623
   Accumulated other comprehensive income                                                        (74,600)            335,976
                                                                                             ------------       ------------
                                                                                               51,782,478         51,102,357
                                                                                             ------------       ------------

     Total Liabilities and Stockholders' Equity                                             $ 505,358,548        513,742,010
                                                                                            =============       ============

                                                   PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                   -------------------------------------

                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                                (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                             1999                1998
                                                          ----------          ----------
Interest Income:
   Interest and fees on loans                             $ 8,202,444           7,889,620
   Interest on investment securities:
     Taxable                                                1,243,483           1,202,504
     Tax exempt                                                97,721              78,556
   Interest on federal funds sold                             188,357             379,361
   Interest on deposits in banks                               38,468              69,116
                                                          -----------         -----------

     Total                                                  9,770,473           9,619,157
                                                          -----------         -----------

Interest Expense:
   Interest on deposits                                     3,951,194           3,981,064
   Interest on federal funds purchased
     and securities sold under agreement to repurchase         38,007              14,724
   Interest on notes and mortgages                                -0-              40,764
   Interest on other borrowed funds                            28,935              14,368
   Interest on advances from Federal Home Loan Bank           597,220             527,783
                                                          -----------         -----------

     Total                                                  4,615,356           4,578,703
                                                          -----------         -----------

Net Interest Income                                         5,155,117           5,040,454

Provision for Loan Losses                                     162,250             292,433
                                                          -----------         -----------

Net Interest Income After Provision for Loan Losses         4,992,867           4,748,021
                                                          -----------         -----------

Other Income:
   Service charges on deposit accounts                        750,662             717,877
   Insurance commissions                                       55,617              47,060
   Late charges and other loan fees                           147,665             201,101
   Equity in earnings of unconsolidated subsidiary            257,154              61,706
   Fees on mortgage loans originated for sale                 188,191             140,810
   Gain (Loss) on sale of assets                               16,318             102,131
   Gain (Loss) on sale of real estate owned                       -0-              (9,006)
   Other income                                               180,174             155,944
   Securities gains (losses)                                  (11,761)             25,370
                                                          -----------         -----------

     Total                                                  1,584,020           1,442,993
                                                          -----------         -----------

Other Expenses:
   Compensation                                             1,835,173           1,529,215
   Other personnel expenses                                   452,750             373,317
   Occupancy expense of bank premises                         211,927             183,972
   Furniture and equipment expense                            301,703             280,650
   Federal deposit insurance                                   19,205              14,027
   Postage and courier services                               108,276              98,379
   Supplies                                                   135,660             112,112
   Amortization                                                89,166              89,166
   Other operating expenses                                   904,108             826,450
                                                          -----------         -----------

     Total                                                  4,057,968           3,507,288
                                                          -----------         -----------

Income Before Income Taxes                                  2,518,919           2,683,726

Income Taxes                                                  796,751             874,243
                                                          -----------         -----------

Net Income                                                $ 1,722,168           1,809,483
                                                          ===========          ==========

Earnings Per Share:
   Basic                                                $         .21                 .22
                                                        =============        ============
   Diluted                                              $         .20                 .21
                                                        =============        ============
Weighted Average Shares:
   Basic                                                    8,285,774           8,276,743
                                                        =============        ============
   Diluted                                                  8,451,450           8,513,497
                                                        =============        ============

                                                   PAB BANKSHARES, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             -------------------------------------------------
                                                                (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                             1999                1998
                                                          ----------          ----------
Net income                                                 $1,722,168           1,809,483
                                                          -----------         -----------
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       period                                                (417,332)               (220)
     Less:  reclassification adjustment for (gains)
       losses included in net income                            6,756             (15,795)
                                                          -----------         -----------
   Other comprehensive income (loss)                         (410,576)            (16,015)
                                                          -----------         -----------

Comprehensive Income                                       $1,311,592           1,793,468
                                                          ===========         ===========

                                                   PAB BANKSHARES, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                 ------------------------------------------

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                                     ADDITIONAL              COMPREHENSIVE
                                  COMMON STOCK          PREFERRED     PAID IN      RETAINED      INCOME      TREASURY
                               SHARES       AMOUNT        STOCK       CAPITAL      EARNINGS      (LOSS)        STOCK        TOTAL
                              ---------   ----------    ---------   -----------   ----------   ----------   ----------   ----------
Balances, December 31, 1997   8,270,787   $1,263,745         -0-     26,304,565   19,364,279     115,559      983,189    46,064,959

Issuance of shares through
  dividend reinvestment plan      1,650          -0-         -0-         19,686          -0-         -0-          -0-        19,686

Issuance of shares to directors
  in lieu of fees                 7,808          -0-         -0-         81,240          -0-         -0-          -0-        81,240

Net Income                          -0-          -0-         -0-            -0-    1,809,483         -0-          -0-     1,809,483

Dividends                           -0-          -0-         -0-            -0-     (339,732)        -0-          -0-      (339,732)

Dividends-pooled company            -0-          -0-         -0-            -0-      (65,800)        -0-          -0-       (65,800)

Cancellation of treasury stock      -0-      (46,680)        -0-       (936,509)         -0-         -0-     (983,189)          -0-

Other comprehensive income(loss)    -0-          -0-         -0-            -0-          -0-     (16,015)         -0-       (16,015)
                             ----------   ----------  ----------     ----------   ----------  ----------   ----------    ----------
Balances, March 31, 1998
     (Unaudited)              8,280,245   $1,217,065         -0-     25,468,982   20,768,230      99,544          -0-    47,553,821
                             ==========   ==========  ==========     ==========   ==========  ==========   ==========    ==========

Balances, December 31, 1998   8,280,495   $1,217,065         -0-     25,809,693   23,739,623     335,976          -0-    51,102,357

Issuance of shares to directors
  in lieu of fees                 9,503          -0-         -0-        114,630          -0-         -0-          -0-       114,630

Net Income                          -0-          -0-         -0-            -0-    1,722,168         -0-          -0-     1,722,168

Dividends                           -0-          -0-         -0-            -0-     (746,101)        -0-          -0-      (746,101)

Other comprehensive income(loss)    -0-          -0-         -0-            -0-          -0-    (410,576)         -0-      (410,576)
                             ----------   ----------  ----------     ----------   ----------  ----------   ----------    ----------
Balances, March 31, 1999
     (Unaudited)              8,289,998   $1,217,065         -0-     25,924,323   24,715,690     (74,600)         -0-    51,782,478
                             ==========   ==========  ==========     ==========   ==========  ==========   ==========    ==========


                                                   PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   -------------------------------------
                                                                (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                    -----------------------------
                                                                                                       1999               1998
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net income                                                                                       $1,722,168          1,809,483
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      295,755            248,070
     Deferred income taxes                                                                             (11,513)           (31,527)
     Provision for loan losses                                                                         162,250            292,433
     Amortization                                                                                       89,166             89,166
     Amortization (accretion) of securities                                                             23,982            (65,124)
     (Gain) loss on sale of assets                                                                     (16,318)          (102,131)
     (Gain) loss on sale of other real estate owned                                                        -0-              9,006
     Securities (gains) losses                                                                          11,761            (25,370)
     Minority interests                                                                                    215                171
     Equity in earnings of unconsolidated subsidiary                                                  (257,154)           (61,706)
     Dividend received from unconsolidated subsidiary                                                  200,000                -0-
     Increase in cash value of life insurance                                                          (26,531)           (27,736)
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                                285,413            282,046
     Increase (decrease) in accrued interest payable                                                    81,161            114,737
     (Increase) decrease in other assets                                                               (89,009)          (189,662)
     Increase (decrease) in income taxes payable                                                       522,829            707,481
     Increase (decrease) in other liabilities                                                         (488,899)          (531,875)
                                                                                                    ----------         ----------
   Net cash provided (used) by operating activities                                                  2,505,276          2,517,462
                                                                                                    ----------         ----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                               (460,709)          (705,228)
   Proceeds from sale of assets                                                                            -0-            167,414
   (Increase) decrease in time deposits                                                                    -0-          3,500,000
   (Increase) decrease in loans                                                                     (9,375,416)        (8,244,011)
   Principal payments on mortgage-backed securities                                                  2,297,448          3,126,688
   Purchase of available-for-sale securities                                                        (4,710,270)       (15,016,002)
   Proceeds from sales and calls of available-for-sale securities                                    8,153,238          4,694,176
   Proceeds from maturities of available-for-sale securities                                         2,341,305          5,588,594
                                                                                                    ----------         ----------
   Net cash provided (used) by investing activities                                                 (1,754,404)        (6,888,369)
                                                                                                    ----------         ----------
Cash Flows From Financing Activities:
   Increase (Decrease) in federal funds purchased                                                      239,277          2,592,815
   Increase (decrease) in time deposits                                                              2,533,110          2,495,721
   Increase (decrease) in other deposits                                                           (11,770,978)         1,877,867
   Advances from Federal Home Loan Bank                                                              1,600,000         15,300,000
   Payments on long-term indebtedness                                                               (3,303,666)        (5,868,827)
   Increase (Decrease) other borrowings                                                              1,623,323            297,454
   Dividends paid                                                                                     (745,129)          (594,269)
   Increase (Decrease) in advance payments by borrowers for taxes and insurance                         13,703            (93,288)
                                                                                                    ----------         ----------
   Net cash provided (used) by financing activities                                                 (9,810,360)        16,007,473
                                                                                                    ----------         ----------
Net Increase (Decrease) in Cash and Cash Equivalents                                                (9,059,488)        11,636,566
Cash and Cash Equivalents at Beginning of Period                                                    43,537,671         43,012,762
                                                                                                    ----------         ----------
Cash and Cash Equivalents at End of Period                                                         $34,478,183         54,649,328
                                                                                                   ===========         ==========
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                         $4,534,195          4,463,968
                                                                                                    ==========          =========
   Income taxes                                                                                     $  145,957            215,308
                                                                                                    ==========          =========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                     $  593,068             27,593
                                                                                                    ==========          ==========
Stock issued to directors in payment of fees and stock issued through dividend
   reinvestment plan                                                                                $  114,630            100,926
                                                                                                    ==========          ==========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Prior period financial information has been restated for a business combination with Investors Financial Corporation (Investors) (and its subsidiary, Bainbridge National Bank), which was consummated on June 19, 1998 and accounted for as a pooling of interests in conformity with generally accepted accounting principles.

Prior period financial information has been restated for a business combination with Eagle Bancorp, Inc. (Eagle) (and its subsidiary, Eagle Bank & Trust), which was consummated on December 9, 1998 and accounted for as a pooling of interests in conformity with generally accepted accounting principles.


Note 2 - Business Combinations
------------------------------

On June 19, 1998, PAB Bankshares, Inc. (PAB) issued 1,711,249 shares of common stock in exchange for all of the outstanding stock, warrants and options of Investors (Bainbridge, Georgia). This transaction, accounted for as a pooling of interests, added $79.5 million in assets.

On December 9, 1998, PAB issued 907,610 shares of common stock in exchange for all of the outstanding stock of Eagle (Statesboro, Georgia). This transaction, accounted for as a pooling of interests, added $78.3 million in assets.

As explained in Note 1, PAB restated prior period financial information for the Investors and Eagle transactions. The following table presents net interest income, net income and earnings per share as reported by PAB, Investors and Eagle and on a combined basis for the three months ended March 31, 1998 (amounts in thousands, except per share information):

Net Interest Income:
            PAB                                       $    3,523
            Investors                                        847
            Eagle                                            670
                                                      ----------
            Combined                                  $    5,040
                                                     ==========
Net Income:
            PAB                                       $    1,330
            Investors                                        280
            Eagle                                            200
                                                     ----------
            Combined                                  $    1,810
                                                     ==========

Basic Earnings Per Share:
            PAB                                       $      .24
            Investors                                        .59
            Eagle                                            .23
            Combined                                         .22

Diluted Earnings Per Share:
            PAB                                       $      .23
            Investors                                        .54
            Eagle                                            .22
            Combined                                         .21


ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

On June 19, 1998, the Company completed its merger of Investors Financial
Corporation (and its subsidiary, Bainbridge National Bank).  On December 9,
1998, the Company completed its merger of Eagle Bancorp, Inc. (and its subsidiary, Eagle Bank & Trust). The transactions have been accounted for as a pooling of interests; therefore, all prior period financial information has been restated to reflect the merger. Current period financial information reflects the merger as if it had occurred on January 1, 1998.

Results of Operations
---------------------

The Company, including the operations of its subsidiaries, reported consolidated net income of $1,722,168 for the three months ended March 31, 1999 compared to $1,809,483 for the three months ended March 31, 1998. Basic earnings per share were $.21 for the three months ended March 31, 1999 compared to $.22 per share for the quarter ended March 31, 1998. Diluted earnings per share were $.20 per share for the three months ended March 31, 1999 compared to $.21 per share for the three months ended March 31, 1998. Net interest income after provision for loan losses was $4,992,867 and $4,748,021 for the three months ended March 31, 1999 and 1998, respectively. The provision for loan losses was $162,250 and $292,433 for the three months ended March 31, 1999 and 1998, respectively.
Noninterest income totalled $1,584,020 and $1,442,993 for the three months ended
March 31, 1999 and 1998, respectively, and noninterest expenses totalled
$4,057,968 and $3,507,288 for the three months ended March 31, 1999 and 1998, respectively.

Comprehensive income was $1,311,592 and $1,793,468 for the three months ended
March 31, 1999 and 1998, respectively. Other comprehensive income consisted of unrealized gains and losses on available-for-sale securities.

The following table summarizes the results of operations of the Company for the three month periods ended March 31, 1999 and 1998.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
                                                         (IN THOUSANDS)
             Interest income                          $  9,770     9,619
             Interest expense                           (4,615)   (4,579)
                                                      --------  --------
             Net interest income                         5,155     5,040
             Provision for loan losses                    (162)     (292)
             Noninterest income                          1,584     1,443
             Noninterest expense                        (4,058)   (3,507)
                                                      --------  --------
             Income before taxes                         2,519     2,684
             Income taxes                                 (797)     (874)
                                                      --------  --------
             Net income                                  1,722     1,810
             Other comprehensive income (loss),
               net of tax                                 (410)      (16)
                                                      --------  --------
             Comprehensive income                     $  1,312     1,794
                                                      ========  ========


Interest Income
---------------

Total interest income increased approximately $151,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase is attributed to the factors explained in the following paragraph.

This increase was the net effect of an increase in the average loan portfolio balance from approximately $325.4 million for the three months ended March 31, 1998 to approximately $354.8 million for the three months ended March 31, 1999 and a decrease in the average rate earned on the loan portfolio from 9.70% for the three months ended March 31, 1998 to 9.25% for the three months ended March 31, 1999. The effect of these changes increased the interest income earned on the loan portfolio from approximately $7,890,000 for the three months ended March 31, 1998 to approximately $8,202,000 for the three months ended March 31, 1999, an increase of $312,000.

Interest earned on taxable investment securities increased from approximately $1,203,000 for the three months ended March 31, 1998 to approximately $1,244,000 for the three months ended March 31, 1999, an increase of $41,000. This increase was the net effect of an increase in the average taxable investment portfolio balance from approximately $77.4 million for the three months ended March 31, 1998 to approximately $82.9 million for the three months ended March 31, 1999 and a decrease in the rate earned on the taxable investment portfolio from 6.21% for the three months ended March 31, 1998 to 6.00% for the three months ended March 31, 1999.

Interest earned on non-taxable investment securities increased from approximately $79,000 for the three months ended March 31, 1998 to approximately $98,000 for the three months ended March 31, 1999, an increase of $19,000. This increase was the combined effect of an increase in the average non-taxable investment portfolio from approximately $6.4 million for the three months ended March 31, 1998 to approximately $7.8 million for the three months ended March 31, 1999 and an increase in the rate earned on the non-taxable investment portfolio from 4.89% for the three months ended March 31, 1998 to 5.00% for the three months ended March 31, 1999.

As of March 31, 1999, the amortized cost of taxable and non-taxable investments consisted of $74.5 million (86.1%) of U.S. Treasury securities and securities of U.S. Government Agencies and Corporations, $7.3 million (8.4%) of obligations of States, Counties and Municipalities and $4.8 million (5.5%) of equity securities. The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates.

Interest earned on interest-bearing deposits in banks decreased from approximately $69,000 for the three months ended March 31, 1998 to approximately $38,000 for the three months ended March 31, 1999, a decrease of $31,000. This decrease was the net effect of a decrease in the average interest-bearing deposits balance from approximately $3.8 million for the three months ended March 31, 1998 to approximately $1.6 million for the three months ended March 31, 1999 and an increase in the rate earned on the interest-bearing deposits from 7.23% for the three months ended March 31, 1998 to 9.33% for the three months ended March 31, 1999.

Interest earned on federal funds sold and securities purchased under agreement to resell decreased from approximately $379,000 for the three months ended March 31, 1998 to approximately $188,000 for the three months ended March 31, 1999, a decrease of $191,000. This decrease was the combined effect of a decrease in the average federal funds sold balance from approximately $25.6 million for the three months ended March 31, 1998 to approximately $14.3 million for the three months ended March 31, 1999 and a decrease in the average rate earned from 5.93% for the three months ended March 31, 1998 to 5.28% for the three months ended March 31, 1999.

Interest Expense
----------------

Total interest expense increased approximately $36,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase is attributed to the factors explained in the following paragraph.

This increase was the net effect of an increase in the average balance of interest-bearing deposits from approximately $328.3 million for the three months ended March 31, 1998 to approximately $346.2 million for the three months ended March 31, 1999 and a decrease in the average rate paid on interest-bearing deposits from 4.85% for the three months ended March 31, 1998 to 4.57% for the three months ended March 31, 1999. The effect of these changes decreased the interest expense on interest-bearing deposits from approximately $3,981,000 for the three months ended March 31, 1998 to approximately $3,951,000 for the three months ended March 31, 1999, a decrease of $30,000. The increase in interest-bearing deposits came primarily from the local communities served by the Banks.

Interest expense on advances from the Federal Home Loan Bank increased from approximately $528,000 for the three months ended March 31, 1998 to approximately $597,000 for the three months ended March 31, 1999, an increase of $69,000. This increase was the combined effect of an increase in the average balance of advances from approximately $36.6 million for the three months ended March 31, 1998 to approximately $38.2 million for the three months ended March 31, 1999 and an increase in the average rate paid from 5.77% for the three months ended March 31, 1998 to 6.25% for the three months ended March 31, 1999.

All other interest expense consisting of interest on notes and mortgages payable, federal funds purchased and securities sold under agreements to repurchase and sweep agreements decreased from approximately $70,000 for the three months ended March 31, 1998 to approximately $67,000 for the three months ended March 31, 1999, a decrease of $3,000. This decrease was the net effect of an increase in the average balance of such indebtedness from approximately $4.6 million for the three months ended March 31, 1998 to approximately $7.0 million for the three months ended March 31, 1999 and a decrease in the average rate paid from approximately 6.12% for the three months ended March 31, 1998 to approximately 3.81% for the three months ended March 31, 1999. The interest rate reduction was attributed, in part, to the repayment prior to maturity of a note payable to a correspondent bank which carried a rate of 7.65%.

Noninterest Income
------------------

The following table presents the principal components of noninterest income for the three month and nine month periods ended March 31, 1999 and 1998.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
                                                         (IN THOUSANDS)
             Service charges on deposit
               accounts                               $    751       718
             Insurance commissions                          56        47
             Late charges and other loan fees              148       201
             Fees on mortgage loans
               originated for sale                         188       141
             Gain (Loss) on sale of assets                  16       102
             Securities gains (losses)                     (12)       25
             Equity in earnings of unconsolidated
               subsidiary                                  257        62
             Gain (Loss) on sale of other real
               estate                                      -0-        (9)
             Other income                                  180       156
                                                      --------  --------
               Total Noninterest Income               $  1,584     1,443
                                                      ========  ========


Noninterest income for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 increased approximately $141,000.

Service charges on deposit accounts for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, increased approximately $33,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Community Bank of Southwest Georgia (a subsidiary of the Company), increased $195,000. Gain on sale of assets decreased $86,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The 1998 amount represented the sale of mortgage servicing rights. Fees on mortgage loans originated for sale increased $47,000 due to an increase in loan origination activity undertaken by the Company. All other income decreased approximately $48,000 for the three months ended March 31, 1999.

Noninterest Expenses
--------------------

The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 1999 and 1998.

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         1999      1998
                                                       --------  --------
                                                         (IN THOUSANDS)
             Compensation                             $  1,835     1,529
             Other personnel expenses                      453       373
             Occupancy expense of bank premises            212       184
             Furniture and equipment expense               302       281
             Federal deposit insurance                      19        14
             Postage and courier services                  108        99
             Supplies                                      136       112
             Amortization                                   89        89
             Other operating expenses                      904       826
                                                      --------  --------
               Total Noninterest Expenses             $  4,058     3,507
                                                      ========  ========


Noninterest expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, increased approximately $551,000 or 15.7%. Compensation and other personnel expenses increased approximately $386,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $165,000 or 10.3% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase was primarily the result of a larger volume of business and professional fees associated with the merger activities of the Company.

Provision for Loan Losses
-------------------------

The provision for loan losses for the three months ended March 31, 1999 was $162,250 compared to $292,433 for the three months ended March 31, 1998. The balance of the allowance for loan losses was approximately $4,465,000 (1.2% of outstanding loans) at March 31, 1999 and approximately $4,403,000 (1.3% of outstanding loans) at March 31, 1998. Actual loan charge-offs net of recoveries were approximately $124,000 for the three months ended March 31, 1999 and approximately $132,000 for the three months ended March 31, 1998. Non-accrual loans were approximately $1,871,000 at March 31, 1999 as compared to $1,251,000 at December 31, 1998. Loans ninety days or more past due and still accruing amounted to approximately $817,000 at March 31, 1999 and $199,000 at December 31, 1998. Because of credit quality concerns industry-wide, management has taken a more conservative approach to recognizing potential problem credits. These loans are being closely monitored to minimize possible losses and reduce the volume. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

Income Taxes
------------

The effective tax rate for the three months ended March 31, 1999 was 31.6% compared to 32.6% for the three months ended March 31, 1998.

Financial Condition
-------------------

The Company, including its subsidiaries, reported consolidated total assets of approximately $505.4 million at March 31, 1999 and approximately $513.7 million at December 31, 1998, representing a decrease of approximately $8.3 million.
The decrease was attributed to a decrease in deposits (primarily public funds) during the first quarter of 1999. Total deposits decreased approximately $9.2 million during the quarter ended March 31, 1999. Public tax deposits in the amount of approximately $15.3 million were collected in the fourth quarter of 1998 and routinely disbursed during the first quarter of 1999. However net core deposits increased by approximately $6.1 million during the first quarter of 1999.

During the three months ended March 31, 1999, cash and due from banks decreased $5.3 million, federal funds sold and securities purchased under agreement to resell decreased $3.4 million, federal funds purchased and securities sold under agreement to repurchase increased $.2 million, investments decreased $8.1 million, other borrowed funds increased $1.6 million, operations generated $2.5 million and interest bearing deposits decreased $.4 million which provided $21.5 million of funds which were used to fund increases in loans of $9.4 million, decrease deposits $9.2 million, decrease long-term debt $1.7 million, pay dividends of $.7 million and fund capital expenditures of $.5 million.

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

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized gains (losses) for the available-for-sale category of approximately ($102,000) (($75,000) net of income tax effect). All securities were held in the available-for-sale category as of March 31, 1999. Pursuant to Financial Accounting Standards Board Statement No. 115 and as amended by Statement No. 130, a valuation allowance has been provided for the available-for-sale category and is reflected as a separate component of shareholders' equity as other comprehensive income.

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at March 31, 1999, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                               FOR CAPITAL       CORRECTIVE
                                                 ADEQUACY          ACTION
                                ACTUAL           PURPOSES        PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT   RATIO
                            --------  -----  --------   -----  --------  -----
                                          (Dollars in thousands)
As of March 31, 1999
     Total Capital
        (to Risk Weighted
        Assets)               $53,598  12.30%   34,860   8.00%    43,576  10.00%
     Tier 1 Capital
        (to Risk Weighted
        Assets)                49,134  11.28%   17,423   4.00%    26,135   6.00%
     Tier 1 Capital
        (to Average Assets)    49,134   9.94%   19,772   4.00%    24,715   5.00%


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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At March 31, 1999, the Company's cash and due from banks were approximately $19.4 million in excess of its reserve requirements of approximately $1.7 million, its short-term deposits with financial institutions were approximately $1.5 million and its federal funds sold and securities purchased under agreement to resell were approximately $12.3 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $86.5 million at March 31, 1999 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $36.8 million were pledged as of March 31, 1999.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $37.4 million at March 31, 1999, at fixed and variable rates ranging from 4.97% to 7.24%.

The Board of Directors approved a dividend for the first quarter of $.09 per share, an increase of 50% over $.06 per share for the first quarter of 1998.
The primary source of funds available for the payment of cash dividends by the Company are dividends from the subsidiary banks. Holders of the common stock of the Company are entitled to share ratably in dividends, if and when, declared by the Board of Directors of the Company, out of funds legally available therefore. Georgia Banking Law provides that dividends may be declared and paid only from a bank's cumulative retained earnings which have not been appropriated as permanent capital. Generally, a bank may pay dividends if and when declared by the Board of Directors, and without prior approval of the Georgia Department of Banking and Finance, as long as (i) a bank's ratio of equity capital to adjusted total assets equals or exceeds 6%, (ii) the aggregate amount of dividends declared or anticipated to be declared by a bank in the calendar year does exceed 50% of such bank's net profits after taxes, but before dividends, for the prior calendar year and (iii) the total classified assets at the most recently completed and delivered examination of the bank do not exceed 80% of the equity capital reflected at such examination.

Year 2000
---------

The Year 2000 Issue
-------------------

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

The principal critical area consists of software and hardware that comprise the core of the Bank's customer servicing systems. Testing of these components has been ongoing since the third quarter of 1998 and will continue until Year 2000 compliance has been achieved. As of March 31, 1999, the Awareness, Assessment, Renovation and Validation phases for mission critical applications were each approximately 90% complete. The Implementation phase is approximately
90% complete.

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------

Expenses associated with the Company's Year 2000 compliance effort for the quarter ended March 31, 1999 were approximately $43,000. Total expenses projected for 1999 are between $110,000 and $180,000. Additionally, capital investment estimates are between $350,000 and $500,000 over the life of the project.

Contingency Plans
-----------------

The Company has developed a contingency plan in connection with its Year 2000 readiness program, including a back-up site as well as back-up procedures with Southern Financial Systems, located in Macon, Georgia, for its in-house data processing system. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios which may arise as a result of Year 2000 related computation problems. Eagle Bank and Trust (a subsidiary bank) utilizes a third party service bureau, M&I Data Services located in Brown Deer, Wisconsin, which has substantially completed all five phases of its Year 2000 readiness program.

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

The Company has reviewed its market risk information disclosed in its 1998 Annual Report to Stockholders in relation to market risk information for the three months ended March 31, 1999 and has determined that there has been no material changes in its market risk disclosures from those presented in its 1998 Annual Report.

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

                 None.

ITEM 5.     OTHER INFORMATION.

                 None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:
                Exhibit No.
               -----------
               11     Statement re Computation of Per Share Earnings
               27.1   Financial Data Schedule-Three Months Ended March 31, 1999
               27.2   Financial Data Schedule-Three Months Ended March 31, 1998

            (b) Reports on Form 8-K.

                     None.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAB BANKSHARES, INC.



                                   By:/s/ R. Bradford Burnette
                                     ------------------------
                                      R. Bradford Burnette
                                      (President and
                                      Chief Executive Officer)


                                   By:/s/ C. Larry Wilkinson
                                     ------------------------
                                      C. Larry Wilkinson
                                      (Executive Vice President and Chief
                                      Financial Officer)

                                   Date:May 14, 1999

                              PAB BANKSHARES, INC.

                                    FORM 10-Q
                                INDEX OF EXHIBITS
                                -----------------


The following exhibits are filed as part of the report.

EXHIBIT NO.                        DESCRIPTION                            PAGE
-----------                  --------------------------                   ----

   11                         Statement re computation of
                              per share earnings                           23

  27.1                        Financial data schedule-Three Months
                              Ended March 31, 1999                         24

  27.2                        Financial data schedule-Three Months
                              Ended March 31, 1998                         26