Form 10-Q
period 1999-06-30
PAB BANKSHARES INC
filed 1999-08-16
CIK 705200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        _____    _____

The number of shares outstanding of the Issuer's class of common stock at June 30, 1999 was 8,290,198 shares of common stock.

                              PAB BANKSHARES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ----

                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999
             (UNAUDITED) AND DECEMBER 31, 1998  . . . . . . . . . . . . .   3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) -  THREE AND
             SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998   . . . . . .   4

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) -
             THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998   .   5

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) -
             SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998   . . . . . .   6

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
             SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998   . . . . . .   7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . .   8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . .   10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  .   19


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .   20
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . .   20
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .   20
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . .   20
ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .   21
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .   21

SIGNATURES            . . . . . . . . . . . . . . . . . . . . . . . . . .   22

INDEX OF EXHIBITS     . . . . . . . . . . . . . . . . . . . . . . . . . .   23


                                                 PAB BANKSHARES,INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS
                                                      ---------------------------

                                                                 ASSETS
                                                                 ------
                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 1999               1998
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                    $19,432,077         26,369,236
   Interest-bearing deposits in other banks                                                       619,282          1,538,435
   Federal funds sold and securities purchased under
     agreement to resell                                                                        3,750,000         15,630,000
                                                                                             ------------       ------------
     Total Cash and Cash Equivalents                                                           23,801,359         43,537,671
Time Deposits                                                                                     396,000            396,000
Investment Securities available-for-sale, at fair value                                        82,692,880         95,209,328
Investment in unconsolidated subsidiaries                                                         459,625             34,814
Loans, Net of Allowance for Loan Losses ($4,630,485 - 1999; $4,426,217 - 1998)
   and Unearned Interest                                                                      372,039,672        347,305,116
Bank Premises and Equipment                                                                    13,867,797         13,620,861
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    312,840            322,920
   Land and building held for lease                                                               587,409            590,486
   Property acquired in settlement of loans                                                       875,320            438,474
Accrued Interest Receivable                                                                     5,660,525          5,491,847
Cash Value of Life Insurance                                                                    2,961,192          2,888,472
Goodwill and other intangible assets                                                            2,535,430          2,713,762
Other Assets                                                                                    2,176,560          1,192,259
                                                                                             ------------       ------------
   Total Assets                                                                              $508,366,609        513,742,010
                                                                                             ============       ============


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  ------------------------------------
Deposits:
   Noninterest-bearing deposits                                                              $ 59,154,988         68,633,159
   Interest-bearing deposits                                                                  350,205,461        344,622,815
                                                                                             ------------       ------------
                                                                                              409,360,449        413,255,974

Federal funds purchased and securities sold under agreement to repurchase                       3,557,509          3,824,095
Advances from Federal Home Loan Bank                                                           34,040,056         39,057,723
Other borrowed funds                                                                            4,800,895          2,339,170
Accrued interest payable                                                                        1,568,074          1,601,491
Advance payments by borrowers for taxes and insurance                                              75,495             52,672
Dividends payable                                                                                 787,569            662,440
Other liabilities                                                                               1,898,618          1,846,088
                                                                                             ------------       ------------

     Total Liabilities                                                                        456,088,665        462,639,653
                                                                                             ------------       ------------

Stockholders' Equity:
   Common stock, no par value, 98,500,000 shares authorized,
     8,290,198 shares (1998 - 8,280,495) issued and 8,290,198
     shares (1998 - 8,280,495) outstanding                                                      1,217,065          1,217,065
   Preferred stock, no par value, 1,500,000 shares authorized,
     no shares issued or outstanding                                                                  -0-                -0-
   Additional paid in capital                                                                  25,926,736         25,809,693
   Retained earnings                                                                           25,721,210         23,739,623
   Accumulated other comprehensive income                                                        (587,067)           335,976
                                                                                             ------------       ------------
                                                                                               52,277,944         51,102,357
                                                                                             ------------       ------------

     Total Liabilities and Stockholders' Equity                                              $508,366,609        513,742,010
                                                                                             ============       ============

                                                 PAB BANKSHARES, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                  -----------------------------------
                                                              (UNAUDITED)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                        -----------------------------------    -----------------------------------
                                                             1999                1998                1999                1998
                                                          ----------          ----------          ----------          ----------
Interest Income:
   Interest and fees on loans                              $8,697,671           8,183,200          16,900,115          16,072,820
   Interest on investment securities:
     Taxable                                                1,215,306           1,234,328           2,458,789           2,436,832
     Tax exempt                                                38,577              74,299             136,298             152,855
   Interest on federal funds sold                             119,911             389,009             308,268             768,370
   Interest on deposits in banks                               28,209              42,405              66,677             111,521
                                                           ----------          ----------          ----------          ----------

     Total                                                 10,099,674           9,923,241          19,870,147          19,542,398
                                                           ----------          ----------          ----------          ----------

Interest Expense:
   Interest on deposits                                     3,897,325           4,067,793           7,848,519           8,048,857
   Interest on federal funds purchased
     and securities sold under agreement to repurchase         55,542              38,657              93,549              53,381
   Interest on notes and mortgages                                -0-              37,516                 -0-              78,280
   Interest on other borrowed funds                            47,313              45,740              76,248              60,108
   Interest on advances from Federal Home Loan Bank           532,460             632,194           1,129,680           1,159,977
                                                           ----------          ----------          ----------          ----------

     Total                                                  4,532,640           4,821,900           9,147,996           9,400,603
                                                           ----------          ----------          ----------          ----------

Net Interest Income                                         5,567,034           5,101,341          10,722,151          10,141,795

Provision for Loan Losses                                     198,350             174,182             360,600             466,615
                                                           ----------          ----------          ----------          ----------

Net Interest Income After Provision for Loan Losses         5,368,684           4,927,159          10,361,551           9,675,180
                                                           ----------          ----------          ----------          ----------

Other Income:
   Service charges on deposit accounts                        786,002             747,387           1,536,664           1,465,264
   Insurance commissions                                       59,389              55,955             115,006             103,015
   Late charges and other loan fees                           140,709              93,498             288,374             187,784
   Equity in earnings of unconsolidated subsidiary            117,712             148,844             374,866             210,550
   Fees on mortgage loans originated for sale                 153,497             165,562             341,688             306,372
   Gain (Loss) on sale of assets                                  -0-                 -0-              16,318             102,131
   Gain (Loss) on sale of loans                                   -0-               1,989                 -0-               1,989
   Gain (Loss) on sale of real estate owned                       -0-               1,481                 -0-              (7,525)
   Other income                                               182,231             132,484             362,405             395,243
   Securities gains (losses)                                  (12,627)              4,531             (24,388)             29,901
                                                           ----------          ----------          ----------          ----------

     Total                                                  1,426,913           1,351,731           3,010,933           2,794,724
                                                           ----------          ----------          ----------          ----------

Other Expenses:
   Compensation                                             1,800,766           1,619,924           3,635,939           3,149,139
   Other personnel expenses                                   461,689             361,901             914,439             735,218
   Occupancy expense of bank premises                         226,876             184,205             438,803             368,177
   Furniture and equipment expense                            311,512             319,994             613,215             600,644
   Federal deposit insurance                                   25,680              26,262              44,885              40,289
   Postage and courier services                               117,485              94,482             225,761             192,861
   Supplies                                                   112,481             139,814             248,141             251,926
   Amortization                                                89,166              89,166             178,332             178,332
   Other operating expenses                                   912,987             991,679           1,817,095           1,818,129
                                                           ----------          ----------          ----------          ----------

     Total                                                  4,058,642           3,827,427           8,116,610           7,334,715
                                                           ----------          ----------          ----------          ----------

Income Before Income Taxes                                  2,736,955           2,451,463           5,255,874           5,135,189
Income Taxes                                                  943,868             855,954           1,740,619           1,730,197
                                                           ----------          ----------          ----------          ----------
Net Income                                                 $1,793,087           1,595,509           3,515,255           3,404,992
                                                           ==========          ==========          ==========          ==========

Earnings Per Share:
   Basic                                                   $      .21                 .19                 .42                 .41
                                                           ==========          ==========          ==========          ==========
   Diluted                                                 $      .21                 .19                 .42                 .41
                                                           ==========          ==========          ==========          ==========
Weighted Average Shares:
   Basic                                                    8,538,510           8,397,416           8,287,965           8,278,504
                                                           ==========          ==========          ==========          ==========
   Diluted                                                  8,538,510           8,397,416           8,445,920           8,383,519
                                                           ==========          ==========          ==========          ==========

                                                 PAB BANKSHARES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            -----------------------------------------------
                                                              (UNAUDITED)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                        -----------------------------------    -----------------------------------
                                                             1999                1998                1999                1998
                                                          ----------          ----------          ----------          ----------
Net income                                                 $1,793,087           1,595,509           3,515,255           3,404,992
                                                           ----------          ----------          ----------          ----------
Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
       period                                                (520,895)              7,191            (938,227)              6,971
     Less:  reclassification adjustment for (gains)
       losses included in net income                            8,428              (2,821)             15,184             (18,616)
                                                           ----------          ----------          ----------          ----------
   Other comprehensive income (loss)                         (512,467)              4,370            (923,043)            (11,645)
                                                           ----------          ----------          ----------          ----------

Comprehensive Income                                       $1,280,620           1,599,879           2,592,212           3,393,347
                                                           ==========          ==========          ==========          ==========

                                                 PAB BANKSHARES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                ---------------------------------------
                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                     ADDITIONAL          COMPREHENSIVE
                                    COMMON STOCK       PREFERRED     PAID IN     RETAINED     INCOME     TREASURY
                              ------------------------
                                SHARES        AMOUNT      STOCK      CAPITAL     EARNINGS     (LOSS)       STOCK      TOTAL
                              ----------    ----------  ----------  ---------   ---------   ----------  ---------- -----------
Balances, December 31,
  1997                         8,270,787    $1,263,745        -0-   26,304,565  19,364,279     115,559    983,189    46,064,959

Issuance of shares
  through dividend
  reinvestment plan                1,650           -0-        -0-       19,686         -0-         -0-        -0-        19,686

Issuance of shares
  to directors in
  lieu of fees                     7,808           -0-        -0-       81,240         -0-         -0-        -0-        81,240

Net Income                           -0-           -0-        -0-          -0-   3,404,992         -0-        -0-     3,404,992

Dividends                            -0-           -0-        -0-          -0-    (818,953)        -0-        -0-      (818,953)

Dividends-pooled
  companies                          -0-           -0-        -0-          -0-    (205,620)        -0-        -0-      (205,620)

Additional stock
  issued by pooled
  companies                          -0-           -0-        -0-       28,500         -0-         -0-        -0-        28,500

Cancellation of
  treasury stock                     -0-       (46,680)       -0-     (936,509)        -0-         -0-   (983,189)          -0-

Other comprehensive income
  (loss)                             -0-           -0-        -0-          -0-         -0-     (11,645)       -0-       (11,645)
                              ----------    ---------- ----------   ----------  ----------  ---------- ----------    ----------

Balances,
  June 30, 1998
  (Unaudited)                  8,280,245    $1,217,065        -0-   25,497,482  21,744,698     103,914        -0-    48,563,159
                              ==========    ========== ==========   ==========  ==========  ========== ==========    ==========

Balances, December 31,
  1998                         8,280,495    $1,217,065        -0-   25,809,693  23,739,623     335,976        -0-    51,102,357

Issuance of shares
  to directors in lieu
  of fees                          9,503           -0-        -0-      114,630         -0-         -0-        -0-       114,630

Issuance of stock
  upon exercise of
  employee stock
  options                            200           -0-        -0-        2,413         -0-         -0-        -0-         2,413

Net Income                           -0-           -0-        -0-          -0-   3,515,255         -0-        -0-     3,515,255

Dividends                            -0-           -0-        -0-          -0-  (1,533,668)        -0-        -0-    (1,533,668)

Other comprehensive income
  (loss)                             -0-           -0-        -0-          -0-         -0-    (923,043)       -0-      (923,043)
                              ----------    ---------- ----------   ----------  ----------  ---------- ----------    ----------

Balances,
  June 30, 1999
  (Unaudited)                  8,290,198    $1,217,065        -0-   25,926,736  25,721,210    (587,067)       -0-    52,277,944
                              ==========    ========== ==========   ==========  ==========  ========== ==========    ==========

                                                 PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 -------------------------------------
                                                              (UNAUDITED)
                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                    -----------------------------
                                                                                                     1999                 1998
                                                                                                  ----------           ----------
Cash Flows From Operating Activities:
   Net income                                                                                     $3,515,255            3,404,992
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                    606,999              487,555
     Deferred income taxes                                                                           (26,885)             (20,896)
     Provision for loan losses                                                                       360,600              466,615
     Amortization                                                                                    178,332              178,332
     Amortization (accretion) of securities                                                           46,014              (78,354)
     (Gain) loss on sale of assets                                                                   (16,318)            (102,131)
     (Gain) loss on sale of loans                                                                        -0-               (1,989)
     (Gain) loss on sale of other real estate owned                                                      -0-                7,525
     Securities (gains) losses                                                                        24,388              (29,901)
     Minority interests                                                                                  413                  357
     Equity in earnings of unconsolidated subsidiary                                                (374,866)            (210,550)
     Dividend received from unconsolidated subsidiary                                                300,000              200,000
     Increase in cash value of life insurance                                                        (72,720)             (52,642)

   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                             (168,678)            (336,840)
     Increase (decrease) in accrued interest payable                                                 (33,417)             (62,602)
     (Increase) decrease in other assets                                                            (399,170)            (343,607)
     Increase (decrease) in other liabilities                                                        166,747             (345,152)
                                                                                                  ----------           ----------
   Net cash provided (used) by operating activities                                                4,106,694            3,160,712
                                                                                                  ----------           ----------

Cash Flows From Investing Activities:
   Purchase of investment in unconsolidated subsidiary                                              (349,945)                 -0-
   Capital expenditures                                                                             (824,460)          (1,533,891)
   Proceeds from sale of assets                                                                          -0-              167,414
   (Increase) decrease in time deposits                                                                  -0-            3,000,000
   (Increase) decrease in loans                                                                  (25,532,002)         (22,947,857)
   Principal payments on mortgage-backed securities                                                4,362,059            5,068,676
   Purchase of available-for-sale securities                                                     (10,071,700)         (20,952,756)
   Proceeds from sales and calls of available-for-sale securities                                 10,233,093            3,073,306
   Proceeds from maturities of available-for-sale securities                                       6,441,305           14,857,993
                                                                                                  ----------           ----------
   Net cash provided (used) by investing activities                                              (15,741,650)         (19,267,115)
                                                                                                  ----------           ----------

Cash Flows From Financing Activities:
   Proceeds from additional stock issued                                                               2,413               28,500
   Increase (Decrease) in federal funds purchased                                                   (266,586)           3,145,376
   Increase (decrease) in deposits                                                                (3,895,525)           3,231,206
   Advances from Federal Home Loan Bank                                                            2,850,000           18,702,659
   Payments on long-term indebtedness                                                             (7,867,667)          (6,123,470)
   Increase (Decrease) in other borrowings                                                         2,461,725              768,317
   Dividends paid                                                                                 (1,408,539)            (883,873)
   Increase (Decrease) in advance payments by borrowers for taxes and insurance                       22,823              (87,204)
                                                                                                  ----------           ----------
   Net cash provided (used) by financing activities                                               (8,101,356)          18,781,511
                                                                                                  ----------           ----------

Net Increase (Decrease) in Cash and Cash Equivalents                                             (19,736,312)           2,675,108

Cash and Cash Equivalents at Beginning of Period                                                  43,537,671           43,012,762
                                                                                                  ----------           ----------

Cash and Cash Equivalents at End of Period                                                       $23,801,359           45,687,870
                                                                                                 ===========          ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                       $9,181,413            9,549,031
                                                                                                 ===========          ===========
   Income taxes                                                                                   $1,795,787            1,922,926
                                                                                                  ==========           ==========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                   $1,481,289               19,730
                                                                                                  ==========           ==========
Stock issued to directors in payment of fees and stock issued through dividend
   reinvestment plan                                                                              $  114,630              100,925
                                                                                                  ==========           ==========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Prior period financial information has been restated for a business combination with Investors Financial Corporation (Investors) (and its subsidiary, Bainbridge National Bank), which was consummated on June 19, 1998 and accounted for as a pooling of interests in conformity with generally accepted accounting principles.

Prior period financial information has also been restated for a business combination with Eagle Bancorp, Inc. (Eagle) (and its subsidiary, Eagle Bank & Trust), which was consummated on December 9, 1998 and accounted for as a pooling of interests in conformity with generally accepted accounting principles.

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

As explained in Note 1, PAB restated prior period financial information for the Investors and Eagle transactions. The following table presents net interest income, net income and earnings per share as reported by PAB and Eagle and on a combined basis for the six months ended June 30, 1998 (amounts in thousands, except per share information):

Net Interest Income:
  PAB (as previously restated for Investors
     transaction)                                      $    8,738
  Eagle                                                     1,404
                                                       ----------
  Combined                                             $   10,142
                                                       ==========

Net Income:
  PAB (as previously restated for Investors
     transaction)                                      $    3,036
  Eagle                                                       369
                                                       ----------
  Combined                                             $    3,405
                                                       ==========

Basic Earnings Per Share:
  PAB (as previously restated for Investors
     transaction)                                      $      .41
  Eagle                                                       .42
  Combined                                                    .41

Diluted Earnings Per Share:
  PAB (as previously restated for Investors
     transaction)                                      $      .41
  Eagle                                                       .30
  Combined                                                    .41


Note 3 - Potential Business Combination

The Company has announced its plans for a merger of Baxley Federal Savings Bank (Baxley) with the Company and has a signed agreement and plan of merger. The anticipated effective date is prior to December 31, 1999. The transaction is to be consummated by issuance of shares of Company common stock in exchange for shares of Baxley. The precise exchange ratio will depend upon the average closing price of Company common stock over a twenty day trading period five days prior to the effective time of the merger. If the average closing price of Company common stock is between $13 and $21, the exchange ratio will be 2.40. However, if the average closing price of Company common stock is greater than $21, the exchange ratio will be lower and if the average closing price is lower than $13, Baxley may terminate or renegotiate the merger so that the exchange ratio may be increased. Based upon the current price of Company common stock, the exchange ratio will be 2.40 and the number of shares to be issued will be 1,323,554 shares. It is anticipated that the merger will qualify as a "pooling of interest" for financial reporting purposes. Regulatory and stockholder approvals will be required.

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


On June 19, 1998, the Company completed its merger of Investors Financial Corporation (and its subsidiary, Bainbridge National Bank). On December 9, 1998, the Company completed its merger of Eagle Bancorp, Inc. (and its subsidiary, Eagle Bank & Trust). The transactions have been accounted for as a pooling of interests; therefore, all prior period financial information has been restated to reflect the merger. Financial information in this Form 10-Q reflects the merger as if it had occurred on January 1, 1998.

Results of Operations
---------------------

The Company, including the operations of its subsidiaries, reported consolidated net income of $3,515,225 for the six months ended June 30, 1999 compared to $3,404,992 for the six months ended June 30, 1998. Basic earnings per share were $.42 for the six months ended June 30, 1999 compared to $.41 per share for the six months ended June 30, 1998. Diluted earnings per share were $.42 per share for the six months ended June 30, 1999 compared to $.41 per share for the six months ended June 30, 1998. Net interest income after provision for loan losses was $10,361,551 and $9,675,180 for the six months ended June 30, 1999 and 1998, respectively. The provision for loan losses was $360,600 and $466,615 for the six months ended June 30, 1999 and 1998, respectively. Noninterest income totalled $3,010,933 and $2,794,724 for the six months ended June 30, 1999 and 1998, respectively, and noninterest expenses totalled $8,116,610 and $7,334,715 for the six months ended June 30, 1999 and 1998, respectively. Net income for the quarter ended June 30, 1999 was $1,793,087 compared to $1,595,509 for the quarter ended June 30, 1998. Basic and diluted earnings per share was $.21 and $.19 for the quarter ended June 30, 1999 and 1998, respectively.

Comprehensive income was $2,592,212 and $3,393,347 for the six months ended June 30, 1999 and 1998, respectively. Comprehensive income was $1,280,620 and $1,599,879 for the quarters ended June 30, 1999 and 1998, respectively. Other comprehensive income consisted of unrealized gains and losses on available-for-sale securities.

The following table summarizes the results of operations of the Company for the three month and six month periods ended June 30, 1999 and 1998.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1999       1998       1999       1998
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Interest income              $ 10,100      9,923     19,870     19,542
     Interest expense               (4,533)    (4,822)    (9,148)    (9,400)
                                  --------   --------   --------   --------
     Net interest income             5,567      5,101     10,722     10,142
     Provision for loan losses        (198)      (174)      (361)      (467)
     Noninterest income              1,427      1,352      3,011      2,795
     Noninterest expense            (4,059)    (3,827)    (8,116)    (7,335)
                                  --------   --------   --------   --------
     Income before taxes             2,737      2,452      5,256      5,135
     Income taxes                     (944)      (856)    (1,741)    (1,730)
                                  --------   --------   --------   --------
     Net income                      1,793      1,596      3,515      3,405
     Other comprehensive income (loss),
       net of tax                     (512)         4       (923)       (12)
                                  --------   --------   --------   --------
     Comprehensive income         $  1,281      1,600      2,592      3,393
                                  ========   ========   ========   ========

Interest Income
---------------

Total interest income increased approximately $328,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase is attributed to the factors explained in the following paragraph.

This increase was the net effect of an increase in the average loan portfolio balance from approximately $331.7 million for the six months ended June 30, 1998 to approximately $362.9 million for the six months ended June 30, 1999 and a decrease in the average rate earned on the loan portfolio from 9.69% for the six months ended June 30, 1998 to 9.31% for the six months ended June 30, 1999. The effect of these changes increased the interest income earned on the loan portfolio from approximately $16,073,000 for the six months ended June 30, 1998 to approximately $16,900,000 for the six months ended June 30, 1999, an increase of $827,000. Interest income on the loan portfolio increased from approximately $8,183,000 for the quarter ended June 30, 1998 to approximately $8,698,000 for the quarter ended June 30, 1999, an increase of $515,000.

Interest earned on taxable investment securities increased from approximately $2,437,000 for the six months ended June 30, 1998 to approximately $2,459,000 for the six months ended June 30, 1999, an increase of $22,000. This increase was the net effect of an increase in the average taxable investment portfolio balance from approximately $76.5 million for the six months ended June 30, 1998 to approximately $81.3 million for the six months ended June 30, 1999 and a decrease in the rate earned on the taxable investment portfolio from 6.37% for the six months ended June 30, 1998 to 6.05% for the six months ended June 30, 1999. Interest income on the taxable investment portfolio decreased from approximately $1,234,000 for the quarter ended June 30, 1998 to approximately $1,215,000 for the quarter ended June 30, 1999, a decrease of $19,000.

Interest earned on non-taxable investment securities decreased from approximately $153,000 for the six months ended June 30, 1998 to approximately $136,000 for the six months ended June 30, 1999, a decrease of $17,000. This decrease was the net effect of an increase in the average non-taxable investment portfolio from approximately $6.5 million for the six months ended June 30, 1998 to approximately $7.5 million for the six months ended June 30, 1999 and a decrease in the rate earned on the non-taxable investment portfolio from 4.70% for the six months ended June 30, 1998 to 3.64% for the six months ended June 30, 1999. Interest income on the non-taxable investment portfolio decreased from approximately $74,000 for the quarter ended June 30, 1998 to approximately $39,000 for the quarter ended June 30, 1999, a decrease of $35,000.

As of June 30, 1999, the amortized cost of taxable and non-taxable investments consisted of $72.9 million (86.8%) of U.S. Treasury securities and securities of U.S. Government Agencies and Corporations, $6.9 million (8.2%) of obligations of States, Counties and Municipalities and $4.2 million (5.0%) of equity securities. The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates.

Interest earned on interest-bearing deposits in banks decreased from approximately $112,000 for the six months ended June 30, 1998 to approximately $67,000 for the six months ended June 30, 1999, a decrease of $45,000. This decrease was the net effect of a decrease in the average interest-bearing deposits balance from approximately $3.5 million for the six months ended June 30, 1998 to approximately $1.3 million for the six months ended June 30, 1999 and an increase in the rate earned on the interest-bearing deposits from 6.34% for the six months ended June 30, 1998 to 10.11% for the six months ended June 30, 1999. Interest income on interest-bearing deposits in banks decreased from approximately $42,000 for the quarter ended June 30, 1998 to approximately $28,000 for the quarter ended June 30, 1999, a decrease of $14,000.

Interest earned on federal funds sold and securities purchased under agreement to resell decreased from approximately $768,000 for the six months ended June 30, 1998 to approximately $308,000 for the six months ended June 30, 1999, a decrease of $460,000. This decrease was the net effect of a decrease in the average federal funds sold balance from approximately $24.6 million for the six months ended June 30, 1998 to approximately $9.5 million for the six months ended June 30, 1999 and an increase in the average rate earned from 6.24% for the six months ended June 30, 1998 to 6.51% for the six months ended June 30, 1999. Interest income on federal funds sold and securities purchased under agreement to resell decreased from approximately $389,000 for the quarter ended June 30, 1999 to approximately $120,000 for the quarter ended June 30, 1998, a decrease of $269,000.

Interest Expense
----------------

Total interest expense decreased approximately $252,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease is attributed to the factors explained in the following paragraph.

This decrease was the net effect of an increase in the average balance of interest-bearing deposits from approximately $330.4 million for the six months ended June 30, 1998 to approximately $347.0 million for the six months ended June 30, 1999 and a decrease in the average rate paid on interest-bearing deposits from 4.87% for the six months ended June 30, 1998 to 4.52% for the six months ended June 30, 1999. The effect of these changes decreased the interest expense on interest-bearing deposits from approximately $8,049,000 for the six months ended June 30, 1998 to approximately $7,849,000 for the six months ended June 30, 1999, a decrease of $200,000. The increase in interest-bearing deposits came primarily from the local communities served by the Banks. Interest expense on interest-bearing deposits decreased from approximately $4,068,000 for the quarter ended June 30, 1998 to approximately $3,897,000 for the quarter ended June 30, 1999, a decrease of $171,000.

Interest expense on advances from the Federal Home Loan Bank decreased from approximately $1,160,000 for the six months ended June 30, 1998 to approximately $1,130,000 for the six months ended June 30, 1999, a decrease of $30,000. This decrease was the net effect of a decrease in the average balance of advances from approximately $38.7 million for the six months ended June 30, 1998 to approximately $37.5 million for the six months ended June 30, 1999 and an increase in the average rate paid from 6.00% for the six months ended June 30, 1998 to 6.02% for the six months ended June 30, 1999. Interest expense on Federal Home Loan Bank advances decreased from approximately $632,000 for the quarter ended June 30, 1999 to approximately $532,000 for the quarter ended June 30, 1999, a decrease of $100,000.

All other interest expense consisting of interest on notes and mortgages payable, federal funds purchased and securities sold under agreements to repurchase and sweep agreements decreased from approximately $192,000 for the six months ended June 30, 1998 to approximately $170,000 for the six months ended June 30, 1999, a decrease of $22,000. This decrease was the net effect of an increase in the average balance of such indebtedness from approximately $5.9 million for the six months ended June 30, 1998 to approximately $8.2 million for the six months ended June 30, 1999 and a decrease in the average rate paid from approximately 6.48% for the six months ended June 30, 1998 to approximately 4.13% for the six months ended June 30, 1999. The interest rate reduction was attributed, in part, to the repayment prior to maturity of a note payable to a correspondent bank which carried a rate of 7.65%. All other interest expense decreased from approximately $122,000 for the quarter ended June 30, 1998 to approximately $103,000 for the quarter ended June 30, 1999, a decrease of $19,000.

Noninterest Income
------------------

The following table presents the principal components of noninterest income for the three month and six month periods ended June 30, 1999 and 1998.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1999       1998       1999       1998
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Service charges on deposit
       accounts                   $    786        747      1,537      1,465
     Insurance commissions              59         56        115        103
     Late charges and other
       loan fees                       141         93        288        188
     Fees on mortgage loans
       originated for sale             153        166        342        306
     Gain (Loss) on sale of loans      -0-          2        -0-          2
     Gain (Loss) on sale of assets     -0-        -0-         16        102
     Securities gains (losses)         (13)         5        (24)        30
     Equity in earnings of
       unconsolidated subsidiary       118        149        375        211
     Gain (Loss) on sale of
       other real estate               -0-          1        -0-         (8)
     Other income                      183        133        362        396
                                  --------   --------   --------   --------
       Total Noninterest Income   $  1,427      1,352      3,011      2,795
                                  ========   ========   ========   ========

Noninterest income for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 increased approximately $216,000.

Service charges on deposit accounts for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, increased approximately $72,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Community Bank of Southwest Georgia (a subsidiary of the Company), increased $164,000. Gain on sale of assets decreased $86,000 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The 1998 amount represented the sale of mortgage servicing rights. Fees on mortgage loans originated for sale increased $36,000 due to an increase in loan origination activity undertaken by the Company. All other income increased approximately $30,000 for the six months ended June 30, 1999.

Noninterest Expenses
--------------------

The following table presents the principal components of noninterest expenses for the three month and six month periods ended June 30, 1999 and 1998.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1999       1998       1999       1998
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Compensation                 $  1,801      1,620      3,636      3,149
     Other personnel expenses          462        362        914        735
     Occupancy expense of bank
       premises                        227        184        439        368
     Furniture and equipment
       expense                         312        320        613        601
     Federal deposit insurance          26         26         45         40
     Postage and courier services      117         94        226        193
     Supplies                          112        140        248        252
     Amortization                       89         89        178        178
     Other operating expenses          913        992      1,817      1,819
                                  --------   --------   --------   --------
       Total Noninterest Expenses $  4,059      3,827      8,116      7,335
                                  ========   ========   ========   ========

Noninterest expenses for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, increased approximately $781,000 or 10.7%. Compensation and other personnel expenses increased approximately $666,000 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $115,000 or 3.3% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was primarily the result of a larger volume of business and professional fees associated with the merger activities of the Company.

Provision for Loan Losses
-------------------------

The provision for loan losses for the six months ended June 30, 1999 was $360,600 compared to $466,615 for the six months ended June 30, 1998. The balance of the allowance for loan losses was approximately $4,630,000 (1.2% of outstanding loans) at June 30, 1999 and approximately $4,451,000 (1.3% of outstanding loans) at June 30, 1998. Actual loan charge-offs net of recoveries were approximately $156,000 for the six months ended June 30, 1999 and approximately $258,000 for the six months ended June 30, 1998. Non-accrual loans were approximately $1,432,000 at June 30, 1999 as compared to $1,251,000 at December 31, 1998. Loans ninety days or more past due and still accruing amounted to approximately $6,009,000 at June 30, 1999 and $199,000 at December 31, 1998. The June 30, 1999 amount of $6,009,000 includes one loan with a balance $5,000,000 that has a 90% U.S. Department of Agriculture guarantee. Because of credit quality concerns industry-wide, management has taken a more conservative approach to recognizing potential problem credits. These loans are being closely monitored to minimize possible losses and reduce the volume. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

Income Taxes
------------

The effective tax rate for the six months ended June 30, 1999 was 33.12% compared to 33.69% for the six months ended June 30, 1998.

Financial Condition
-------------------

The Company, including its subsidiaries, reported consolidated total assets of approximately $508.4 million at June 30, 1999 and approximately $513.7 million at December 31, 1998, representing a decrease of approximately $5.3 million.
The decrease was attributed in part to a decrease in deposits (primarily public funds) during the first six months of 1999. Total deposits decreased approximately $3.9 million during the six months ended June 30, 1999. Public tax deposits in the amount of approximately $15.3 million were collected in the fourth quarter of 1998 and routinely disbursed during the first quarter of 1999. However net core deposits increased by approximately $11.4 million during the first six months of 1999.

During the six months ended June 30, 1999, cash and due from banks decreased $6.9 million, federal funds sold and securities purchased under agreement to resell decreased $11.9 million, investments decreased $10.6 million, other borrowed funds increased $2.5 million, operations generated $4.1 million and interest bearing deposits decreased $.9 million which provided $36.9 million of funds which were used to fund increases in loans of $25.5 million, decrease deposits $3.9 million, decrease long-term debt $5.0 million, pay dividends of $1.4 million, fund capital expenditures of $.8 million and decrease federal funds purchased and securities sold under agreement to resell $.3 million.

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

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized (losses) for the available-for-sale category of approximately ($990,000) (($587,000) net of income tax effect). All securities were held in the available-for-sale category as of June 30, 1999. Pursuant to Financial Accounting Standards Board Statement No. 115 and as amended by Statement No. 130, a valuation allowance has been provided for the available-for-sale category and is reflected as a separate component of shareholders' equity as other comprehensive income.

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at June 30, 1999, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                               FOR CAPITAL       CORRECTIVE
                                                 ADEQUACY          ACTION
                                ACTUAL           PURPOSES        PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT   RATIO
                            --------  -----  --------   -----  --------  -----
As of June 30, 1999
     Total Capital
        (to Risk Weighted
        Assets)               $54,839  13.62%   32,211   8.00%    40,264  10.00%
     Tier 1 Capital
        (to Risk Weighted
        Assets)                50,209  12.47%   16,106   4.00%    24,158   6.00%
     Tier 1 Capital
        (to Average Assets)    50,209   9.96%   20,164   4.00%    25,205   5.00%

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At June 30, 1999, the Company's cash and due from banks were approximately $17.6 million in excess of its reserve requirements of approximately $1.8 million, its short-term deposits with financial institutions were approximately $1.0 million and its federal funds sold and securities purchased under agreement to resell were approximately $3.8 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $82.7 million at June 30, 1999 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $31.1 million were pledged as of June 30, 1999.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $34.0 million at June 30, 1999, at fixed and variable rates ranging from 4.82% to 7.24%.

The Board of Directors approved dividends for the first and second quarters cumulatively totaling $.185 per share, an increase of 48% over the $.125 per share for the first and second quarters of 1998. The primary source of funds available for the payment of cash dividends by the Company are dividends from the subsidiary banks. Holders of the common stock of the Company are entitled to share ratably in dividends, if and when, declared by the Board of Directors of the Company, out of funds legally available therefore. Georgia Banking Law provides that dividends may be declared and paid only from a bank's cumulative retained earnings which have not been appropriated as permanent capital. Generally, a bank may pay dividends if and when declared by the Board of Directors, and without prior approval of the Georgia Department of Banking and Finance, as long as (i) a bank's ratio of equity capital to adjusted total assets equals or exceeds 6%, (ii) the aggregate amount of dividends declared or anticipated to be declared by a bank in the calendar year does exceed 50% of such bank's net profits after taxes, but before dividends, for the prior calendar year and (iii) the total classified assets at the most recently completed and delivered examination of the bank do not exceed 80% of the equity capital reflected at such examination.

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

Management's target date for completion of all phases for its mission critical applications was June 30, 1999. Mission critical applications include those that (i) directly affect delivery of primary services to the Banks' customers;
(ii) directly affect revenue recognition and collection; (iii) would create noncompliance with any statutes or laws; and (iv) would require significant costs to address in the event of noncompliance.

The principal critical area consists of software and hardware that comprise the core of the Bank's customer servicing systems. Testing of these components has been ongoing since the third quarter of 1998 and will continue until Year 2000 compliance has been achieved. As of August 12, 1999, the Awareness, Assessment, Renovation, Validation and Implementation phases for mission critical applications were each substantially complete.

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------

Expenses associated with the Company's Year 2000 compliance effort for the six months ended June 30, 1999 were approximately $87,000. Total expenses projected for 1999 are between $110,000 and $180,000. Additionally, capital investment estimates are between $350,000 and $500,000 over the life of the project.

Contingency Plans
-----------------

The Company has developed a contingency plan that is currently undergoing testing in connection with its Year 2000 readiness program, including a back-up site as well as back-up procedures with Southern Financial Systems, located in Macon, Georgia, for its in-house data processing system. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios which may arise as a result of Year 2000 related computation problems. Eagle Bank and Trust (a subsidiary bank) utilizes a third party service bureau, M&I Data Services located in Brown Deer, Wisconsin, which has substantially completed all five phases of its Year 2000 readiness program.

Risks of the Company's Year 2000 Issues
---------------------------------------

The Company believes that its mission critical applications are now Year 2000 compliant. However, no assurance can be given that additional unforeseen circumstances will not arise. Furthermore, the Year 2000 compliance status of third party suppliers and networks, which could adversely impact the Company's applications, cannot be fully known. The Company is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows. However, such impact could be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on strict underwriting standards, loan review and an adequate loan loss reserve.

The Company has reviewed its market risk information disclosed in its 1998 Annual Report to Stockholders in relation to market risk information for the six months ended June 30, 1999 and has determined that there has been no material changes in its market risk disclosures from those presented in its 1998 Annual Report.

                           PART II.  OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.

            None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            (a) At the annual meeting of shareholders held on April 26, 1999, the following directors were elected to hold office for one year term:

                       NAME                  FOR        AGAINST    ABSTAIN
                ------------------        ---------     -------    -------
                James L. Dewar, Jr.       5,927,302        0        2,140

                At the annual meeting of shareholders held on April 26, 1999, the following directors were elected to hold office for two year terms:

                       NAME                  FOR        AGAINST    ABSTAIN
                ------------------        ---------     -------    -------
                Bill J. Jones             5,927,304        0        2,140
                James B. Lanier, Jr.      5,927,304        0        2,140
                John F. Simmons           5,927,304        0        2,140

                At the annual meeting of shareholders held on April 26, 1999, the following directors were elected to hold office for three year terms:

                       NAME                  FOR        AGAINST    ABSTAIN
                ------------------        ---------     -------    -------
                R. Bradford Burnette      5,927,304        0        2,140
                William S. Cowart         5,927,304        0        2,140
                Thompson Kurrie, Jr.      5,927,304        0        2,140
                Paul E. Parker            5,924,581        0        4,863
                Tracy A. Dixon            5,927,265        0        2,178

                The following directors will continue in office: James L. Dewar, Sr., Walter W. Carroll, II, F. Ferrell Scruggs, Sr., D. Ramsay Simmons, Jr., Joe P. Singletary and C. Larry Wilkinson.

            (b) At the annual meeting of shareholders held on April 26, 1999, approval was granted for an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 15,000,000 shares to 98,500,000 shares. Additionally, approval was granted for the adoption of the PAB Bankshares, Inc. 1999 Stock Option Plan. Voting results were as follows:

                     PROPOSAL                FOR        AGAINST    ABSTAIN
                ------------------        ---------     -------    -------
                Amendment of Articles of
                  Incorporation           5,789,478     107,745     32,220
                1999 Stock Option Plan    5,049,017      65,210     82,647

ITEM 5.     OTHER INFORMATION.

            The Company has announced its plans for a merger of Baxley Federal Savings Bank (Baxley) with the Company and has a signed agreement and plan of merger. The anticipated effective date is prior to December 31, 1999. The transaction is to consummated by issuance of shares of Company common stock in exchange for shares of Baxley.
            The precise exchange ratio will depend upon the average closing price of Company common stock over a twenty day trading period five days prior to the effective time of the merger. If the average closing price of Company common stock is between $13 and $21, the exchange ratio will be 2.40. However, if the average closing price of Company common stock is greater than $21, the exchange ratio will be lower and if the average closing price is lower than $13, Baxley may terminate or renegotiate the merger so that the exchange ratio may be increased. Based upon the current price of Company common stock, the exchange ratio will be 2.40 and the number of shares to be issued will be 1,323,554 shares. It is anticipated that the merger will qualify as a "pooling of interest" for financial reporting purposes. Regulatory and stockholder approvals will be required.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:
                  Exhibit No.
                 -----------
                  11      Statement re Computation of Per Share Earnings
                  27.1    Financial Data Schedule-Six Months Ended June 30, 1999
                  27.2    Financial Data Schedule-Six Months Ended June 30, 1998

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

                                   PAB BANKSHARES, INC.



                                   By:/s/ R. Bradford Burnette
                                      ------------------------
                                      R. Bradford Burnette
                                      (President and
                                      Chief Executive Officer)


                                   By:/s/ C. Larry Wilkinson
                                      ------------------------
                                      C. Larry Wilkinson
                                      (Executive Vice President and Chief
                                      Financial Officer)

                                   Date:  August 13, 1999



                              PAB BANKSHARES, INC.

                                    FORM 10-Q
                                INDEX OF EXHIBITS
                               ------------------


The following exhibits are filed as part of the report.

EXHIBIT NO.                     DESCRIPTION                      PAGE
----------                      -----------                      ----

    11                 Statement re computation of
                       per share earnings                          24

   27.1                Financial data schedule-Six Months
                       Ended June 30, 1999                         25

   27.2                Financial data schedule-Six Months
                       Ended June 30, 1998                         27