Form 10-Q
period 1999-09-30
PAB BANKSHARES INC
filed 1999-11-12
CIK 705200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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

The number of shares outstanding of the Issuer's class of common stock at September 30, 1999 was 8,290,198 shares of common stock.

                              PAB BANKSHARES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                         ____

                         PART I - FINANCIAL INFORMATION





Item 1.     FINANCIAL STATEMENTS:

            CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1999
             (UNAUDITED) AND DECEMBER 31, 1998  . . . . . . . . . . . . .   3

            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) -  THREE AND
             NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998   . . .   4

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) -
             THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30,
             1999 AND 1998  . . . . . . . . . . . . . . . . . . . . . . .   5

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) -
             NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998   . . .   6

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
             NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998   . . .   7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . .   8


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . .   10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  .   18


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .   19
ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . .   19
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .   19
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . .   19
ITEM 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .   19
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . .   19

SIGNATURE             . . . . . . . . . . . . . . . . . . . . . . . . . .   20

INDEX OF EXHIBITS     . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                                                 PAB BANKSHARES,INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS
                                                      ---------------------------

                                                                 ASSETS
                                                                 ------
                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 1999               1998
                                                                                            -------------       ------------
                                                                                              (Unaudited)

Cash and Cash Equivalents:
   Cash and due from banks                                                                  $  23,601,375         26,369,236
   Interest-bearing deposits in other banks                                                     3,315,145          1,538,435
   Federal funds sold and securities purchased under
     agreement to resell                                                                        6,020,000         15,630,000
                                                                                            -------------      -------------
     Total Cash and Cash Equivalents                                                           32,936,520         43,537,671
Time Deposits                                                                                     396,000            396,000
Investment Securities available-for-sale, at fair value                                        79,084,812         95,209,328
Investment in unconsolidated subsidiary                                                           190,309             34,814
Loans, Net of Allowance for Loan Losses ($4,404,130 - 1999;
   $4,426,217 - 1998) and Unearned Interest                                                   392,628,781        347,305,116
Bank Premises and Equipment                                                                    14,300,449         13,620,861
Property Acquired in Settlement of Loans and Other Real Estate Owned:
   Land and building of former banking offices                                                    307,799            322,920
   Land and building held for lease                                                               585,871            590,486
   Property acquired in settlement of loans                                                       727,283            438,474
Accrued Interest Receivable                                                                     6,406,559          5,491,847
Cash Value of Life Insurance                                                                    3,009,804          2,888,472
Goodwill and other intangible assets                                                            2,446,265          2,713,762
Other Assets                                                                                    2,000,330          1,192,259
                                                                                            -------------      -------------

     Total Assets                                                                           $ 535,020,782        513,742,010
                                                                                            =============      =============


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  ------------------------------------

Deposits:
   Noninterest-bearing deposits                                                             $  58,722,202         68,633,159
   Interest-bearing deposits                                                                  355,237,510        344,622,815
                                                                                            -------------      -------------
     Total Deposits                                                                           413,959,712        413,255,974

Federal funds purchased and securities sold under
   agreement to repurchase                                                                      6,732,677          3,824,095
Advances from Federal Home Loan Bank                                                           49,444,950         39,057,723
Other borrowed funds                                                                            7,092,332          2,339,170
Accrued interest payable                                                                        1,702,411          1,601,491
Advance payments by borrowers for taxes and insurance                                              89,178             52,672
Dividends payable                                                                                 829,020            662,440
Other liabilities                                                                               2,015,577          1,846,088
                                                                                            -------------      -------------

     Total Liabilities                                                                        481,865,857        462,639,653
                                                                                            -------------      -------------

Stockholders' Equity:
   Common stock, no par value, 98,500,000 shares authorized,
     8,290,198 shares (1998 - 8,280,495) issued and 8,290,198
     shares (1998 - 8,280,495) outstanding                                                      1,217,065          1,217,065
   Preferred stock, no par value, 1,500,000 shares authorized,
     no shares issued or outstanding                                                                    0                  0
   Additional paid in capital                                                                  25,926,736         25,809,693
   Retained earnings                                                                           26,790,891         23,739,623
   Accumulated other comprehensive income                                                        (779,767)           335,976
                                                                                            -------------     --------------
                                                                                               53,154,925         51,102,357
                                                                                            -------------     --------------

     Total Liabilities and Stockholders' Equity                                             $ 535,020,782        513,742,010
                                                                                            =============     ==============

                                                 PAB BANKSHARES, INC. AND SUBSIDIARIES


                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                   ---------------------------------
                                                              (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -------------------------------         --------------------------------
                                                             1999                1998                1999                1998
                                                         ------------        ------------        ------------        ------------
Interest Income:
   Interest and fees on loans                             $ 9,049,813           8,627,674          25,949,928          24,700,494
   Interest on investment securities:
   Taxable                                                  1,096,921           1,086,753           3,555,710           3,523,585
   Tax exempt                                                  52,148              64,471             188,446             217,326
   Interest on federal funds sold                             117,216             298,610             425,484           1,066,980
   Interest on deposits in banks                               17,334              39,918              84,011             151,439
                                                          -----------         -----------         -----------         -----------

     Total                                                 10,333,432          10,117,426          30,203,579          29,659,824
                                                          -----------         -----------         -----------         -----------

Interest Expense:
   Interest on deposits                                     3,896,322           4,070,364          11,744,841          12,119,221
   Interest on federal funds purchased
     and securities sold under agreement
     to repurchase                                             57,923              37,580             151,472              90,961
   Interest on notes and mortgages                                  0              38,748                   0             117,028
   Interest on other borrowed funds                            77,054              24,927             153,302              56,597
   Interest on advances from Federal
     Home Loan Bank                                           553,935             643,959           1,683,615           1,832,374
                                                          -----------         -----------         -----------         -----------

     Total                                                  4,585,234           4,815,578          13,733,230          14,216,181
                                                          -----------         -----------         -----------         -----------

Net Interest Income                                         5,748,198           5,301,848          16,470,349          15,443,643

Provision for Loan Losses                                     224,000             165,876             584,600             632,491
                                                          -----------         -----------         -----------        ------------

Net Interest Income After Provision
   for Loan Losses                                          5,524,198           5,135,972          15,885,749          14,811,152
                                                          -----------         -----------         -----------         -----------

Other Income:
   Service charges on deposit accounts                        948,298             745,106           2,484,962           2,210,370
   Insurance commissions                                       46,098              69,495             161,104             172,510
   Late charges and other loan fees                           125,487             285,097             413,861             472,881
   Equity in earnings of unconsolidated
     subsidiary                                               180,629              93,941             555,495             304,491
   Fees on mortgage loans originated
     for sale                                                 120,985             177,047             462,673             483,419
   Gain (Loss) on sale of assets                                    0                   0              16,318             102,131
   Gain (Loss) on sale of loans                                     0                   0                   0               1,989
   Gain (Loss) on sale of real estate
     owned                                                          0                   0                   0              (7,525)
   Other income                                                63,429              34,523             425,834             429,766
   Securities gains (losses)                                   (8,232)             (5,787)            (32,620)             24,114
                                                          -----------         -----------         -----------         -----------

     Total                                                  1,476,694           1,399,422           4,487,627           4,194,146
                                                          -----------         -----------         -----------         -----------
Other Expenses:
   Compensation                                             1,959,796           1,740,149           5,595,735           4,889,288
   Other personnel expenses                                   436,340             382,588           1,350,779           1,117,806
   Occupancy expense of bank premises                         218,043             183,467             656,846             551,644
   Furniture and equipment expense                            341,383             339,168             954,598             939,812
   Federal deposit insurance                                   22,255              26,210              67,140              66,499
   Postage and courier services                                87,227              65,086             312,988             257,947
   Supplies                                                   110,427             121,371             358,568             373,297
   Amortization                                                89,166              89,166             267,498             267,498
   Other operating expenses                                   941,645           1,041,558           2,758,740           2,859,687
                                                          -----------         -----------         -----------         -----------

     Total                                                  4,206,282           3,988,763          12,322,892          11,323,478
                                                          -----------         -----------         -----------         -----------

Income Before Income Taxes                                  2,794,610           2,546,631           8,050,484           7,681,820
Income Taxes                                                  895,907             870,923           2,636,526           2,601,120
                                                          -----------         -----------         -----------         -----------
Net Income                                                $ 1,898,703           1,675,708           5,413,958           5,080,700
                                                          ===========         ===========         ===========         ===========
Earnings Per Share:
   Basic                                                  $       .23                 .20                 .65                 .61
                                                          ===========         ===========         ===========         ===========
   Diluted                                                $       .22                 .19                 .64                 .60
                                                          ===========         ===========         ===========         ===========

Weighted Average Shares:
   Basic                                                    8,290,121           8,280,253           8,288,718           8,279,090
                                                          ===========         ===========         ===========         ===========
   Diluted                                                  8,401,638           8,499,746           8,430,348           8,421,505
                                                          ===========         ===========         ===========         ===========

                                                 PAB BANKSHARES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            -----------------------------------------------
                                                              (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------         ------------------------------
                                                              1999                1998                1999                1998
                                                           ----------          ----------          ----------          ----------
Net income                                                 $1,898,703           1,675,708           5,413,958           5,080,700
                                                           ----------          ----------          ----------          ----------
Other comprehensive income (loss),
   net of tax:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses)
     arising during period                                   (197,825)            193,124          (1,136,052)            200,095
   Less:  reclassification adjustment
     for (gains) losses included in
     net income                                                 5,125               3,603              20,309             (15,013)
                                                           ----------          ----------          ----------          ----------
Other comprehensive income (loss)                            (192,700)            196,727          (1,115,743)            185,082
                                                           ----------          ----------          ----------          ----------

Comprehensive Income                                       $1,706,003           1,872,435           4,298,215           5,265,782
                                                           ==========          ==========          ==========          ==========

                                                 PAB BANKSHARES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                             ---------------------------------------------
                                                                                               ACCUMULATED
                                                                                                  OTHER
                                                                        ADDITIONAL            COMPREHENSIVE
                                        COMMON STOCK       PREFERRED     PAID IN     RETAINED     INCOME      TREASURY
                                     SHARES      AMOUNT      STOCK       CAPITAL     EARNINGS     (LOSS)       STOCK      TOTAL
                                    --------- -----------  ----------  -----------  ----------  ----------  ----------  -----------

Balances, December
 31, 1997                           8,270,787 $ 1,263,745           0   26,304,565  19,364,279     115,559     983,189   46,064,959

Issuance of shares
 through dividend
 reinvestment plan                      1,650           0           0       19,686           0           0           0       19,686

Issuance of shares
 to directors in
 lieu of fees                           7,808           0           0       81,240           0           0           0       81,240

Net Income                                  0           0           0            0   5,080,700           0           0    5,080,700

Dividends                                   0           0           0            0  (1,335,037)          0           0   (1,335,037)

Dividends-pooled
 companies                                  0           0           0            0    (278,230)          0           0     (278,230)

Additional stock
 issued by pooled
 companies                                  0           0           0      312,151           0           0           0      312,151

Cancellation of
 treasury stock                             0     (46,680)          0     (936,509)          0           0    (983,189)           0

Other comprehensive
 income (loss)                              0           0           0            0           0     185,082           0      185,082
                                  ----------- ----------- -----------  ----------- ----------- ----------- -----------  -----------

Balances,
 September 30, 1998
 (Unaudited)                        8,280,245 $ 1,217,065           0   25,781,133  22,831,712     300,641           0   50,130,551
                                  =========== =========== ===========  =========== =========== =========== ===========  ===========

Balances, December 31,
 1998                               8,280,495 $ 1,217,065           0   25,809,693  23,739,623     335,976           0   51,102,357

Issuance of shares
 to directors in
 lieu of fees                           9,503           0           0      114,630           0           0           0      114,630

Issuance of stock
 upon exercise of
 employee stock
 options                                  200           0           0        2,413           0           0           0        2,413

Net Income                                  0           0           0            0   5,413,958           0           0    5,413,958

Dividends                                   0           0           0            0  (2,362,690)          0           0   (2,362,690)

Other comprehensive
 income (loss)                              0           0           0            0           0  (1,115,743)          0   (1,115,743)
                                  ----------- ----------- -----------  ----------- ----------- ----------- -----------  -----------

Balances,
 September 30, 1999
 (Unaudited)                        8,290,198 $ 1,217,065           0   25,926,736  26,790,891    (779,767)          0   53,154,925
                                  =========== =========== ===========  =========== =========== =========== ===========  ===========


                                                 PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 -------------------------------------
                                                              (UNAUDITED)
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                  -----------------------------
                                                                                                       1999               1998
                                                                                                  ----------          ---------
Cash Flows From Operating Activities:
   Net income                                                                                     $  5,413,958          5,080,700
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                                                      950,637            733,979
     Deferred income taxes (benefit)                                                                   (42,256)           (32,408)
     Provision for loan losses                                                                         584,600            632,491
     Amortization                                                                                      267,498            267,498
     Amortization (accretion) of securities                                                             68,287           (96,578)
     (Gain) loss on sale of assets                                                                     (16,318)          (102,131)
     (Gain) loss on sale of loans                                                                            0             (1,989)
     (Gain) loss on sale of other real estate owned                                                          0              7,525
     Securities (gains) losses                                                                          32,620            (24,114)
     Minority interests                                                                                    609                552
     Equity in earnings of unconsolidated subsidiary                                                  (555,495)          (304,491)
     Dividend received from unconsolidated subsidiary                                                  400,000            200,000
     Increase in cash value of life insurance                                                         (121,332)           (79,728)

   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                               (914,712)          (593,127)
     Increase (decrease) in accrued interest payable                                                   100,920            (89,094)
     (Increase) decrease in other assets                                                              (171,244)          (322,389)
     Increase (decrease) in other liabilities                                                          283,510           (750,789)
                                                                                                  ------------       ------------
   Net cash provided (used) by operating activities                                                  6,281,282          4,525,907
                                                                                                  ------------       ------------

Cash Flows From Investing Activities:
   Capital expenditures                                                                             (1,594,171)        (2,654,442)
   Proceeds from sale of assets                                                                              0            167,414
   (Increase) decrease in time deposits                                                                      0          3,000,000
   (Increase) decrease in loans                                                                    (46,197,074)       (35,537,063)
   Principal payments on mortgage-backed securities                                                  5,913,470          6,896,807
   Purchase of available-for-sale securities                                                       (11,869,574)       (23,422,761)
   Proceeds from sales and calls of available-for-sale securities                                   10,233,093          3,400,602
   Proceeds from maturities of available-for-sale securities                                        10,036,305         21,179,046
   Proceeds from maturities of held-to-maturity securities                                                   0          1,050,000
                                                                                                  ------------       ------------
   Net cash provided (used) by investing activities                                                (33,477,951)       (25,920,397)
                                                                                                  ------------       ------------

Cash Flows From Financing Activities:
   Proceeds from additional stock issued                                                                 2,413            312,152
   Increase (Decrease) in federal funds purchased                                                    2,908,582          3,636,300
   Increase (decrease) in deposits                                                                     703,738          6,701,357
   Advances from Federal Home Loan Bank                                                             19,527,000         19,002,394
   Payments on long-term indebtedness                                                               (9,139,773)       (11,074,719)
   Increase (Decrease) in other borrowings                                                           4,753,162          2,593,476
   Dividends paid                                                                                   (2,196,110)        (1,383,963)
   Increase (Decrease) in advance payments by borrowers
     for taxes and insurance                                                                            36,506            (68,648)
                                                                                                  ------------       ------------
     Net cash provided (used) by financing activities                                               16,595,518         19,718,349
                                                                                                  ------------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                               (10,601,151)        (1,676,141)

Cash and Cash Equivalents at Beginning of Period                                                    43,537,671         43,012,762
                                                                                                  ------------       ------------

Cash and Cash Equivalents at End of Period                                                        $ 32,936,520         41,336,621
                                                                                                  ============       ============

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                       $ 13,632,310         14,311,178
                                                                                                  ============       ============
   Income taxes                                                                                   $  2,667,262          2,842,626
                                                                                                  ============       ============
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities
   available-for-sale                                                                             $ (1,710,315)          (183,953)
                                                                                                  ============       ============
Stock issued to directors in payment of fees and stock issued
   through dividend reinvestment plan                                                             $    114,630            100,925
                                                                                                  ============       ============


                      PAB BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

As explained in Note 1, PAB restated prior period financial information for the Investors and Eagle transactions. The following table presents net interest income, net income and earnings per share as reported by PAB and Eagle and on a combined basis for the nine months ended September 30, 1998 (amounts in thousands, except per share information):

Net Interest Income:
  PAB (as previously restated for Investors
    transaction)                                                 $   13,295
  Eagle                                                               2,149
                                                                 ----------
  Combined                                                       $   15,444
                                                                 ==========

Net Income:
  PAB (as previously restated for Investors
    transaction)                                                 $    4,510
  Eagle                                                                 571
                                                                 ----------
  Combined                                                       $    5,081
                                                                 ==========

Basic Earnings Per Share:
  PAB (as previously restated for Investors
    transaction)                                                 $      .61
  Eagle                                                                 .63
  Combined                                                              .61


Note 2   Business Combinations (Continued)
------------------------------------------

Diluted Earnings Per Share:
  PAB (as previously restated for Investors
    transaction)                                                 $      .60
  Eagle                                                                 .63
  Combined                                                              .60


Note 3 - Potential Business Combination
---------------------------------------

The Company has announced its plans for a merger of Baxley Federal Savings Bank (Baxley) with the Company and has a signed agreement and plan of merger. The anticipated effective date is prior to December 31, 1999. The transaction is to be consummated by issuance of shares of Company common stock in exchange for shares of Baxley. The precise exchange ratio will depend upon the average closing price of Company common stock over a twenty day trading period five days prior to the effective time of the merger. If the average closing price of Company common stock is between $13 and $21, the exchange ratio will be 2.40. However, if the average closing price of Company common stock is greater than $21, the exchange ratio will be lower and if the average closing price is lower than $13, Baxley may terminate or renegotiate the merger so that the exchange ratio may be increased. Based upon the current price of Company common stock, the exchange ratio will be 2.40 and the number of shares to be issued will be 1,323,554 shares. It is anticipated that the merger will qualify as a "pooling of interest" for financial reporting purposes. Regulatory approvals have been obtained. Baxley shareholders will vote on the proposed merger on November 23, 1999.

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

Results of Operations
---------------------

The Company, including the operations of its subsidiaries, reported consolidated net income of $5,413,958 for the nine months ended September 30, 1999 compared to $5,080,700 for the nine months ended September 30, 1998. Basic earnings per share were $.65 for the nine months ended September 30, 1999 compared to $.61 per share for the nine months ended September 30, 1998. Diluted earnings per share were $.64 per share for the nine months ended September 30, 1999 compared to $.60 per share for the nine months ended September 30, 1998. Net interest income after provision for loan losses was $15,885,749 and $14,811,152 for the nine months ended September 30, 1999 and 1998, respectively. The provision for loan losses was $584,600 and $632,491 for the nine months ended September 30, 1999 and 1998, respectively. Noninterest income totalled $4,487,627 and $4,194,146 for the nine months ended September 30, 1999 and 1998, respectively, and noninterest expenses totalled $12,322,892 and $11,323,478 for the nine months ended September 30, 1999 and 1998, respectively. Net income for the quarter ended September 30, 1999 was $1,898,703 compared to $1,675,708 for the quarter ended September 30, 1998. Basic earnings per share were $.23 and $.20 for the quarter ended September 30, 1999 and 1998, respectively. Diluted earnings per share were $.22 and $.19 for the quarter ended September 30, 1999 and 1998, respectively.

Comprehensive income was $4,298,215 and $5,265,782 for the nine months ended September 30, 1999 and 1998, respectively. Comprehensive income was $1,706,003 and $1,872,435 for the quarters ended September 30, 1999 and 1998, respectively. Other comprehensive income consisted of unrealized gains and losses on available-for-sale securities.

The following table summarizes the results of operations of the Company for the three month and nine month periods ended September 30, 1999 and 1998.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                   ------------------    ------------------
                                    1999       1998       1999       1998
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Interest income              $ 10,333     10,117     30,203     29,660
     Interest expense               (4,585     (4,815)   (13,733)   (14,216)
                                  --------   --------   --------   --------
     Net interest income             5,748      5,302     16,470     15,444
     Provision for loan losses        (224)      (166)      (585)      (632)
     Noninterest income              1,477      1,399      4,488      4,194
     Noninterest expense            (4,206)    (3,988)   (12,323)   (11,324)
                                  --------   --------   --------   --------
     Income before taxes             2,795      2,547      8,050      7,682
     Income taxes                     (896)      (871)    (2,636)    (2,601)
                                  --------   --------   --------   --------
     Net income                      1,899      1,676      5,414      5,081
     Other comprehensive income
       (loss), net of tax             (193)       196     (1,116)       185
                                  --------   --------   --------   --------
     Comprehensive income         $  1,706      1,872      4,298      5,266
                                  ========   ========   ========   ========

Interest Income
---------------

Total interest income increased approximately $543,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase is attributed to the factors explained in the following paragraph.

This increase was the net effect of an increase in the average loan portfolio balance from approximately $337.9 million for the nine months ended September 30, 1998 to approximately $370.6 million for the nine months ended September 30, 1999 and a decrease in the average rate earned on the loan portfolio from 9.75% for the nine months ended September 30, 1998 to 9.33% for the nine months ended September 30, 1999. The effect of these changes increased the interest income earned on the loan portfolio from approximately $24,700,000 for the nine months ended September 30, 1998 to approximately $25,950,000 for the nine months ended September 30, 1999, an increase of $1,250,000. Interest income on the loan portfolio increased from approximately $8,628,000 for the quarter ended September 30, 1998 to approximately $9,050,000 for the quarter ended September 30, 1999, an increase of $422,000.

Interest earned on taxable investment securities increased from approximately $3,524,000 for the nine months ended September 30, 1998 to approximately $3,556,000 for the nine months ended September 30, 1999, an increase of $32,000. This increase was the net effect of an increase in the average taxable investment portfolio balance from approximately $74.3 million for the nine months ended September 30, 1998 to approximately $79.6 million for the nine months ended September 30, 1999 and a decrease in the rate earned on the taxable investment portfolio from 6.32% for the nine months ended September 30, 1998 to 5.95% for the nine months ended September 30, 1999. Interest income on the taxable investment portfolio increased from approximately $1,087,000 for the quarter ended September 30, 1998 to approximately $1,097,000 for the quarter ended September 30, 1999, an increase of $10,000.

Interest earned on non-taxable investment securities decreased from approximately $217,000 for the nine months ended September 30, 1998 to approximately $188,000 for the nine months ended September 30, 1999, a decrease of $29,000. This decrease was the net effect of an increase in the average non-taxable investment portfolio from approximately $6.5 million for the nine months ended September 30, 1998 to approximately $6.7 million for the nine months ended September 30, 1999 and a decrease in the rate earned on the non-taxable investment portfolio from 4.47% for the nine months ended September 30, 1998 to 3.76% for the nine months ended September 30, 1999. Interest income on the non-taxable investment portfolio decreased from approximately $64,000 for the quarter ended September 30, 1998 to approximately $52,000 for the quarter ended September 30, 1999, a decrease of $12,000.

As of September 30, 1999, the amortized cost of taxable and non-taxable investments consisted of $69.3 million (86.3%) of U.S. Treasury securities and securities of U.S. Government Agencies and Corporations, $6.3 million (7.8%) of obligations of States, Counties and Municipalities and $4.7 million (5.9%) of equity securities. The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates.

Interest earned on interest-bearing deposits in banks decreased from approximately $151,000 for the nine months ended September 30, 1998 to approximately $84,000 for the nine months ended September 30, 1999, a decrease of $67,000. This decrease was the net effect of a decrease in the average interest-bearing deposits balance from approximately $3.2 million for the nine months ended September 30, 1998 to approximately $1.5 million for the nine months ended September 30, 1999 and an increase in the rate earned on the interest-bearing deposits from 6.38% for the nine months ended September 30, 1998 to 7.23% for the nine months ended September 30, 1999. Interest income on interest-bearing deposits in banks decreased from approximately $40,000 for the quarter ended September 30, 1998 to approximately $17,000 for the quarter ended September 30, 1999, a decrease of $23,000.

Interest earned on federal funds sold and securities purchased under agreement to resell decreased from approximately $1,067,000 for the nine months ended September 30, 1998 to approximately $425,000 for the nine months ended September 30, 1999, a decrease of $642,000. This decrease was the net effect of a decrease in the average federal funds sold balance from approximately $22.4 million for the nine months ended September 30, 1998 to approximately $8.5 million for the nine months ended September 30, 1999 and an increase in the average rate earned from 6.35% for the nine months ended September 30, 1998 to 6.65% for the nine months ended September 30, 1999. Interest income on federal funds sold and securities purchased under agreement to resell decreased from approximately $299,000 for the quarter ended September 30, 1999 to approximately $117,000 for the quarter ended September 30, 1998, a decrease of $182,000.

Interest Expense
----------------

Total interest expense decreased approximately $483,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease is attributed to the factors explained in the following paragraph.

This decrease was the net effect of an increase in the average balance of interest-bearing deposits from approximately $330.9 million for the nine months ended September 30, 1998 to approximately $348.9 million for the nine months ended September 30, 1999 and a decrease in the average rate paid on interest-bearing deposits from 4.88% for the nine months ended September 30, 1998 to 4.49% for the nine months ended September 30, 1999. The effect of these changes decreased the interest expense on interest-bearing deposits from approximately $12,119,000 for the nine months ended September 30, 1998 to approximately $11,745,000 for the nine months ended September 30, 1999, a decrease of $374,000. The increase in interest-bearing deposits came primarily from the local communities served by the Banks. Interest expense on interest-bearing deposits decreased from approximately $4,070,000 for the quarter ended September 30, 1998 to approximately $3,896,000 for the quarter ended September 30, 1999, a decrease of $174,000.

Interest expense on advances from the Federal Home Loan Bank decreased from approximately $1,832,000 for the nine months ended September 30, 1998 to approximately $1,684,000 for the nine months ended September 30, 1999, a decrease of $148,000. This decrease was the combined effect of a decrease in the average balance of advances from approximately $39.0 million for the nine months ended September 30, 1998 to approximately $38.9 million for the nine months ended September 30, 1999 and a decrease in the average rate paid from 6.27% for the nine months ended September 30, 1998 to 5.76% for the nine months ended September 30, 1999. Interest expense on Federal Home Loan Bank advances decreased from approximately $644,000 for the quarter ended September 30, 1999 to approximately $554,000 for the quarter ended September 30, 1999, a decrease of $90,000.

All other interest expense consisting of interest on notes and mortgages payable, federal funds purchased and securities sold under agreements to repurchase and sweep agreements increased from approximately $265,000 for the nine months ended September 30, 1998 to approximately $305,000 for the nine months ended September 30, 1999, an increase of $40,000. This increase was the net effect of an increase in the average balance of such indebtedness from approximately $6.8 million for the nine months ended September 30, 1998 to approximately $9.8 million for the nine months ended September 30, 1999 and a decrease in the average rate paid from approximately 5.22% for the nine months ended September 30, 1998 to approximately 4.16% for the nine months ended September 30, 1999. The interest rate reduction was attributed, in part, to the repayment prior to maturity of a note payable to a correspondent bank which carried a rate of 7.65%. All other interest expense increased from approximately $101,000 for the quarter ended September 30, 1998 to approximately $135,000 for the quarter ended September 30, 1999, an increase of $34,000.

Noninterest Income
------------------

The following table presents the principal components of noninterest income for the three month and nine month periods ended September 30, 1999 and 1998.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                   ------------------    ------------------
                                    1999       1998       1999       1998
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)
     Service charges on
       deposit accounts        $       948        745      2,484      2,210
     Insurance commissions              46         69        161        173
     Late charges and other
       loan fees                       125        285        414        473
     Fees on mortgage loans
       originated for sale             121        177        463        483
     Gain (Loss) on sale of
       loans                             0          0          0          2
     Gain (Loss) on sale of
       assets                            0          0         16        102
     Securities gains (losses)          (8)        (6)       (33)        24
     Equity in earnings of
       Unconsolidated subsidiary       181         94        555        304
     Gain (Loss) on sale of other
       Real estate                       0          0          0         (8)
     Other income                       64         35        428        431
                                  --------   --------   --------   --------
       Total Noninterest Income   $  1,477      1,399      4,488      4,194
                                  ========   ========   ========   ========


Noninterest income for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 increased approximately $294,000.

Service charges on deposit accounts for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, increased approximately $274,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Community Bank of Southwest Georgia (a subsidiary of the Company), increased $251,000. Gain on sale of assets decreased $86,000 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The 1998 amount represented the sale of mortgage servicing rights. Fees on mortgage loans originated for sale decreased $20,000 due to a decrease in loan origination activity undertaken by the Company. All other income decreased approximately $125,000 for the nine months ended September 30, 1999, primarily as a result of a reduction in SBA and similar loan originations.

Noninterest Expenses
--------------------

The following table presents the principal components of noninterest expenses for the three month and nine month periods ended September 30, 1999 and 1998.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    ------------------
                                    1999       1998       1999       1998
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Compensation                 $  1,960      1,740      5,596      4,889
     Other personnel expenses          436        383      1,351      1,118
     Occupancy expense of bank
       premises                        218        183        657        552
     Furniture and equipment
       expense                         341        339        955        940
     Federal deposit insurance          22         26         67         66
     Postage and courier services       87         65        313        258
     Supplies                          110        121        359        373
     Amortization                       89         89        267        267
     Other operating expenses          943      1,042      2,758      2,861
                                  --------   --------   --------    -------
       Total Noninterest Expenses $  4,206      3,988     12,323     11,324
                                  ========   ========   ========    =======


Noninterest expenses for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, increased approximately $999,000 or 8.82%. Compensation and other personnel expenses increased approximately $940,000 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $59,000 or 1.11% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was primarily the result of a larger volume of business and professional fees associated with the merger activities of the Company.

Provision for Loan Losses
-------------------------

The provision for loan losses for the nine months ended September 30, 1999 was $584,600 compared to $632,491 for the nine months ended September 30, 1998. The balance of the allowance for loan losses was approximately $4,404,000 (1.11% of outstanding loans) at September 30, 1999 and approximately $4,468,000 (1.25% of outstanding loans) at September 30, 1998. Actual loan charge-offs net of recoveries were approximately $607,000 for the nine months ended September 30, 1999 and approximately $408,000 for the nine months ended September 30, 1998. Non-accrual loans were approximately $1,737,000 at September 30, 1999 as compared to $1,251,000 at December 31, 1998. Loans ninety days or more past due and still accruing amounted to approximately $255,000 at September 30, 1999 and $199,000 at December 31, 1998. Because of credit quality concerns industry-wide, management has taken a more conservative approach to recognizing potential problem credits. These loans are being closely monitored to minimize possible losses and reduce the volume. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

Income Taxes
------------

The effective tax rate for the nine months ended September 30, 1999 was 32.75% compared to 33.86% for the nine months ended September 30, 1998.

Financial Condition
-------------------

The Company, including its subsidiaries, reported consolidated total assets of approximately $535.0 million at September 30, 1999 and approximately $513.7 million at December 31, 1998, representing an increase of approximately $21.3 million. Total deposits increased approximately $.7 million during the nine months ended September 30, 1999. Public tax deposits in the amount of approximately $15.3 million were collected in the fourth quarter of 1998 and routinely disbursed during the first quarter of 1999. However net core deposits increased by approximately $16.0 million during the first nine months of 1999.

During the nine months ended September 30, 1999, cash and due from banks decreased $2.8 million, federal funds sold and securities purchased under agreement to resell decreased $9.6 million, investments decreased $14.3 million, advances from Federal Home Loan Bank increased $10.4 million, federal funds purchased increased $2.9 million, other borrowed funds increased $4.8 million, operations generated $6.3 million and deposits increased $.7 million which provided $51.8 million of funds which were used to fund increases in loans of $46.2 million, pay dividends of $2.2 million, fund capital expenditures of $1.6 million and increase interest-bearing deposits in other banks $1.8 million.

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

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized (losses) for the available-for-sale category of approximately ($1,219,000) (($780,000) net of income tax effect). All securities were held in the available-for-sale category as of September 30, 1999. Pursuant to Financial Accounting Standards Board Statement No. 115 and as amended by Statement No. 130, a valuation allowance has been provided for the available-for-sale category and is reflected as a separate component of shareholders' equity as other comprehensive income.

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at September 30, 1999, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                FOR CAPITAL   CAPITALIZED UNDER
                                                 ADEQUACY     PROMPT CORRECTIVE
                                 ACTUAL          PURPOSES     ACTION PROVISIONS
                             ---------------  --------------  -----------------
                             AMOUNT    RATIO  AMOUNT   RATIO   AMOUNT    RATIO
                             ------    -----  ------   -----   ------    -----
                                          (Dollars in thousands)
As of September 30, 1999
  Total Capital
    (to Risk Weighted
      Assets)                $55,897  13.26%  33,724    8.00%  42,155    10.00%
  Tier 1 Capital
    (to Risk Weighted
      Assets)                 51,493  12.21%  16,869    4.00%  25,304     6.00%
  Tier 1 Capital
    (to Average Assets)       51,493   9.92%  20,763    4.00%  25,954     5.00%

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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At September 30, 1999, the Company's cash and due from banks were approximately $21.9 million in excess of its reserve requirements of approximately $1.7 million, its short-term deposits with financial institutions were approximately $3.7 million and its federal funds sold and securities purchased under agreement to resell were approximately $6.0 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $79.1 million at September 30, 1999 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $31.2 million were pledged as of September 30, 1999.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $49.4 million at September 30, 1999, at fixed and variable rates ranging from 4.95% to 7.24%.

The Board of Directors approved dividends for the first, second and third quarters cumulatively totaling $.285 per share, an increase of 46% over the $.195 per share for the first, second and third quarters of 1998. The primary source of funds available for the payment of cash dividends by the Company are dividends from the subsidiary banks. Holders of the common stock of the Company are entitled to share ratably in dividends, if and when, declared by the Board of Directors of the Company, out of funds legally available therefore. Georgia Banking Law provides that dividends may be declared and paid only from a bank's cumulative retained earnings which have not been appropriated as permanent capital. Generally, a bank may pay dividends if and when declared by the Board of Directors, and without prior approval of the Georgia Department of Banking and Finance, as long as (i) a bank's ratio of equity capital to adjusted total assets equals or exceeds 6%, (ii) the aggregate amount of dividends declared or anticipated to be declared by a bank in the calendar year does exceed 50% of such bank's net profits after taxes, but before dividends, for the prior calendar year and (iii) the total classified assets at the most recently completed and delivered examination of the bank do not exceed 80% of the equity capital reflected at such examination.

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

The Company's State of Readiness
--------------------------------

The Company has implemented a Year 2000 readiness program designed to ensure that the Company's computer systems and applications will function properly beyond 1999 as well as its critical environmental systems that ensure that the buildings systems will operate correctly. This program is also designed to assess the readiness of other entities with which the Company and its affiliates do business. This program has been divided into five phases: Awareness; Assessment; Renovation; Validation; and Implementation. The major areas of focus include hardware, software, embedded chips, third party vendors as well as third party data centers.

Management has successfully completed all phases for its mission critical applications. Mission critical applications include those that (i) directly affect delivery of primary services to the Banks' customers; (ii) directly affect revenue recognition and collection; (iii) would create noncompliance with any statutes or laws; and (iv) would require significant costs to address in the event of noncompliance.

The principal critical area consists of software and hardware that comprise the core of the Bank's customer servicing systems. Testing of these components has been ongoing since the third quarter of 1998 and will continue until Year 2000 compliance has been achieved. The Awareness, Assessment, Renovation, Validation and Implementation phases for mission critical applications were each substantially completed.

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------

Expenses associated with the Company's Year 2000 compliance effort for the nine months ended September 30, 1999 were approximately $168,000. Total expenses projected for 1999 are between $110,000 and $180,000. Additionally, capital investment estimates are between $350,000 and $500,000 over the life of the project.

Contingency Plans
-----------------

The Company has developed a contingency plan that is currently undergoing testing in connection with its Year 2000 readiness program, including a back-up site as well as back-up procedures with Southern Financial Systems, located in Macon, Georgia, for its in-house data processing system. Additionally, the Company has developed an Event Horizon Plan that schedules critical personnel in the banks during the date turnover and that weekend to ensure that key employees and managers are available on-site to address any issue that may arise.
However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios which may arise as a result of Year 2000 related computation problems. Eagle Bank and Trust (a subsidiary bank) utilizes a third party service bureau, M&I Data Services located in Brown Deer, Wisconsin, which has substantially completed all five phases of its Year 2000 readiness program.

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

The Company has reviewed its market risk information disclosed in its 1998 Annual Report to Stockholders in relation to market risk information for the nine months ended September 30, 1999 and has determined that there has been no material changes in its market risk disclosures from those presented in its 1998 Annual Report.

                           PART II.  OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.

            None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.     OTHER INFORMATION.

            The Company has announced its plans for a merger of Baxley Federal Savings Bank (Baxley) with the Company and has a signed agreement and plan of merger. The anticipated effective date is prior to December 31, 1999. The transaction is to consummated by issuance of shares of Company common stock in exchange for shares of Baxley.
            The precise exchange ratio will depend upon the average closing price of Company common stock over a twenty day trading period five days prior to the effective time of the merger. If the average closing price of Company common stock is between $13 and $21, the exchange ratio will be 2.40. However, if the average closing price of Company common stock is greater than $21, the exchange ratio will be lower and if the average closing price is lower than $13, Baxley may terminate or renegotiate the merger so that the exchange ratio may be increased. Based upon the current price of Company common stock, the exchange ratio will be 2.40 and the number of shares to be issued will be 1,323,554 shares. It is anticipated that the merger will qualify as a "pooling of interest" for financial reporting purposes. Regulatory approvals have been obtained. Baxley shareholders will vote on the proposed merger on November 23, 1999.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:
                Exhibit No.
                -----------
                    11       Statement re Computation of Per Share Earnings
                   27.1      Financial Data Schedule-Nine Months Ended
                             September 30, 1999
                   27.2      Financial Data Schedule-Nine Months Ended
                             September 30, 1998

            (b) Reports on Form 8-K.

                None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PAB BANKSHARES, INC.

                                   By:/s/ R. Bradford Burnette
                                      -----------------------------------
                                      R. Bradford Burnette
                                   (President and Chief Executive Officer)


                                   By:/s/ C. Larry Wilkinson
                                      -----------------------------------
                                      C. Larry Wilkinson
                                   (Executive Vice President and Chief
                                   Financial Officer)

                                   Date:  November 12, 1999

       21                     PAB BANKSHARES, INC.

                                    FORM 10-Q
                                INDEX OF EXHIBITS
                                -----------------


The following exhibits are filed as part of the report.

EXHIBIT NO.                        DESCRIPTION                 PAGE
-----------                        -----------                 ----

    11                   Statement re computation of
                         per share earnings                      22

   27.1                  Financial data schedule-Nine Months
                         Ended September 30, 1999                23

   27.2                  Financial data schedule-Nine Months
                         Ended September 30, 1998                25