Form 10-K405
period 1999-12-31
PAB BANKSHARES INC
filed 2000-03-24
CIK 705200

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                _______________

                                   FORM 10-K

         ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1999 - Commission File Number 0-25422
                                _______________


                                 PAB BANKSHARES, INC.
            (Exact name of registrant as specified in its charter)

                          Georgia                                            58-1473302
--------------------------------------------------------------    ---------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

             3102 North Oak Street Extension
                   Valdosta, Georgia                                           31602
--------------------------------------------------------------    ---------------------------------
          (Address of principal executive office)                            (Zip Code)

                     (912) 241-2775
-------------------------------------------------------------
  (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class             Name of each exchange on which registered
Common Stock, no par value per share           The American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant at March 1, 2000 was $86,747,638 based on a recent trading price of $12.625 per share. The number of shares outstanding of Registrant's common stock at March 1, 2000 was 9,571,525 shares.

  The Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end is incorporated by reference in answer to Part III of this Report.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end is incorporated by reference in answer to Part III of this Report.

===============================================================================

            Cautionary Notice Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, the plans, expectations or intentions of PAB Bankshares, Inc. (the "Company") or one or more of the Company's banks. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," and similar expressions are intended to identify such forward-looking statements. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Many possible events or factors could affect the Company's actual future financial results and performance.
This could cause future financial results to differ materially from those expressed in the Company's forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by the Company's forward-looking statements include the following:

    . The Company's operating costs after recent acquisitions may be greater than expected, and the Company's cost savings from recent acquisitions may be less than expected, or PAB may be unable to obtain those cost savings as soon as expected;

    . The Company may be unable to successfully integrate its acquired businesses or may have more trouble integrating acquired businesses than expected;

    . The Company could lose its key personnel or spend a greater amount of resources attracting, retaining and motivating them than it has in the past;

    . Competition among financial institutions may increase significantly;

    . Changes in the interest rate environment may reduce operating margins;

    . General economic or business conditions, including acquisition and growth opportunities, may be worse than expected; and

    . Legislative or regulatory changes may adversely affect our businesses.

     The Company has based its forward-looking statements on its current expectations about future events. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee that these expectations will actually be achieved. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws. In evaluating these forward-looking statements, you should consider various factors, including the risk factors outlined from time to time in the Company's Registration Statements filed with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from the Company's forward-looking statements.

                                     PART I
                                     ------


ITEM 1.   DESCRIPTION OF BUSINESS.

Business Development

     The primary business of the Company, as a bank holding company, is to manage the business and affairs of its four commercial banking subsidiaries, The Park Avenue Bank in Valdosta, Georgia, Farmers & Merchants Bank in Adel, Georgia, First Community Bank of Southwest Georgia in Bainbridge, Georgia, and Eagle Bank and Trust in Statesboro, Georgia, as well as its one thrift subsidiary, Baxley Federal Savings Bank in Baxley, Georgia. The five banking subsidiaries are sometimes individually and collectively referred to herein as the "Banks." In addition to its five banking subsidiaries, the Company recently began providing investment services through PAB Financial Services, LLC ("PAB Financial"), an operating subsidiary of the Company located in Valdosta, Georgia. Unless otherwise indicated by the context, the term "Company" shall collectively refer to PAB Bankshares, Inc. and its subsidiaries.

     The Company was organized in 1982 to own 100% of the stock of The Park Avenue Bank, a state-chartered commercial bank. Effective December 31, 1982, the Company became a bank holding company, registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department"). In 1985, the Company completed its acquisition of Farmers & Merchants Bank, a state-chartered commercial bank ("Farmers & Merchants). In 1995, the Company completed its acquisition of First Federal Savings Bank of Bainbridge, a federal stock savings bank ("First Federal"). First Federal was converted to a commercial bank and its name was changed to First Community Bank of Southwest Georgia ("First Community") in 1997. In 1998, the Company completed its acquisition of Investors Financial Corporation and its wholly-owned subsidiary, Bainbridge National Bank. Bainbridge National Bank was merged into First Community in 1998. In late 1998, the Company completed its acquisition of Eagle Bancorp, Inc., and its wholly-owned subsidiary, Eagle Bank and Trust. In 1999, the Company completed its acquisition of Baxley Federal Savings Bank, a federal stock savings bank ("Baxley").

     The Company's offices are located in The Park Avenue Bank's main office at 3102 North Oak Street Extension, Valdosta, Georgia 31602, and its telephone number is (912) 241-2775.

Business of the Company

     The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable federal and state regulatory restrictions on the activities of bank holding companies. The Company's holding company structure provides it with greater flexibility than the respective Banks would otherwise have to expand and diversify their business activities. For example, in the fourth quarter of 1999, the Company formed PAB Financial, an operating subsidiary of the Company engaged in investment advisory services. Management from time to time studies the feasibility of establishing or acquiring subsidiaries to engage in non-banking activities to the extent permitted by law.

Banking Subsidiaries

     The Park Avenue Bank

     The Park Avenue Bank commenced operations in 1971 as a state-chartered commercial bank. The main office of the bank is located in Valdosta, Georgia. The bank has three branch offices in Valdosta, as well as one branch office in Lake Park, Georgia. In 1999, The Park Avenue Bank formed PAB Holdings, Inc., a holding company, and PAB Investments, Inc., a Real Estate Investment Trust ("REIT"). These companies were established in order to enhance and strengthen the capital position of The Park Avenue Bank. The establishment of a REIT subsidiary is expected to allow The Park Avenue Bank to increase the effective yield on its real estate related assets and residential mortgage loan portfolios by transferring a portion of those assets and loans to an entity that receives favorable tax treatment. At December 31, 1999, The Park Avenue Bank had approximately $242.9 million in assets and approximately $195.7 million in deposits.

     The Valdosta Chamber of Commerce estimates the current population of Valdosta to be approximately 50,000 and the population of Lowndes County to be approximately 100,000. Valdosta is the county seat of Lowndes County and is approximately 18 miles north of the Georgia-Florida border.

     Farmers & Merchants

     Farmers & Merchants commenced operations in 1947 as a state-chartered commercial bank. The main office of the bank is located in Adel, Georgia. At December 31, 1999, Farmers & Merchants had approximately $56.6 million in assets and approximately $41.9 million in deposits.

     The Cook County Chamber of Commerce estimates the current population of Adel to be approximately 5,000 and the population of Cook County to be approximately 14,700. Adel is approximately 25 miles north of Valdosta, Georgia.

     First Community

     First Community was chartered in 1934 as a federal mutual savings and loan association. In June 1990, the bank was converted from a federal mutual savings and loan association to a federal stock savings bank through the sale and issuance of common stock. First Community today is a state-chartered commercial bank, with its main office located in Bainbridge, Georgia. The bank has a branch office in Bainbridge, as well as a branch office in Cairo, Georgia.
First Community owns 50% of the issued and outstanding capital stock of Empire Financial Services, Inc., an originator and servicer of commercial real estate loans. In 1999, First Community formed FCB Holdings, Inc., a holding company, and FCB Investments, Inc., a REIT. Like those established by The Park Avenue Bank, these companies were established to allow First Community to increase the effective yield on its real estate related assets and residential mortgage loan portfolios. At December 31, 1999, First Community had approximately $168.5 million in assets and approximately $130.9 million in deposits.

     The Decatur County Chamber of Commerce estimates the current population of Bainbridge to be approximately 11,000 and the population of Decatur County to be approximately 26,217. Bainbridge is approximately 90 miles west of Valdosta, Georgia.

     Eagle Bank and Trust

     Eagle Bank and Trust commenced operations in 1991 as a state-chartered commercial bank. The main office of the bank is located in Statesboro, Georgia. The bank also has two branch offices in Statesboro. At December 31, 1999, Eagle Bank and Trust had approximately $83.9 million in assets and approximately $69.9 million in deposits.

     The Bulloch County Chamber of Commerce estimates the current population of Statesboro be approximately 22,000 and the population of Bulloch County to be approximately 52,000. Statesboro is approximately 155 miles northeast of Valdosta, Georgia.

     Baxley

     Baxley was chartered in 1934 as a federal mutual savings and loan association. In June 1991, the bank was converted from a federal mutual savings and loan association to a federal stock savings bank through the sale and issuance of common stock. The main office of the bank is located in Baxley, Georgia. The bank also has a branch office in Hazlehurst, Georgia. At December 31, 1999, Baxley had approximately $111.2 million in assets and approximately $91.0 million in deposits.

     The Appling County Chamber of Commerce estimates the current population of Baxley to be approximately 5,000 and the population of Appling County to be approximately 16,500. Baxley is approximately 90 miles northeast of Valdosta, Georgia.

Banking Services and Operations

     Each of the Company's four commercial banking subsidiaries offer a full range commercial banking services to individuals, professionals and business customers in their respective primary service areas. These services include personal and business checking accounts and savings and other types certificates of deposit. The Park Avenue Bank issues credit cards and acts as a merchant depository for cardholder drafts under both VISA/(R)/ and MasterCard/(R)/. Eagle Bank and Trust provides credit cards in association with The Bankers Bank and acts as a merchant depository for cardholder drafts under both VISA/(R)/ and MasterCard/(R)/. The Company's commercial banking subsidiaries offer night depository and bank-by-mail services and sell bank drafts and travelers checks (issued by an independent entity). These commercial banking subsidiaries do not presently offer trust and fiduciary services.

     Baxley, the Company's thrift subsidiary, also offers checking accounts, savings accounts and certificates of deposit to customers in its primary service. Baxley invests these deposits primarily in adjustable rate mortgages ("ARMs") secured by one to four family residences and commercial real estate. Baxley does not offer trust and fiduciary services.

     The principal sources of income for the Banks are interest and fees collected on loans and interest on investment securities. The principal expenses of the Banks are interest paid on savings deposits, interest paid on other borrowings by the Banks, employee compensation, office expenses, and other operating expenses.

Lending

     The Banks seek to attract deposits from the general public and use such deposits, together with borrowings and other sources of funds, to originate and purchase loans. Each of the Company's commercial banking subsidiaries offer a full range of short and medium commercial, consumer and real estate loans. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the respective Bank's lending limits. Consumer lending has been oriented primarily to the needs of the respective commercial bank's customers for such purposes as home remodeling, education and automobiles. Real estate lending is oriented toward construction loans and short-term commercial loans. Each commercial bank also originates fixed and variable-residential and other mortgage loans for its own account. Baxley, the Company's thrift subsidiary, principally originates and underwrites ARMs secured by one to four family residences. Baxley also originates and underwrites consumer, commercial real estate and residential construction loans, all primarily for retention in its portfolio. To a lesser extent, Baxley originates long-term, fixed rate one to four family residential mortgages. The lending policies and procedures of Baxley, as well as each of the commercial banks are established and periodically reviewed by each Bank's Board of Directors.

     The Park Avenue Bank's loan portfolio totaled $182.7 million at December 31, 1999, which was comprised of approximately 49.82% commercial loans, commercial real estate and agri-business loans, 17.03% consumer loans, 24.47% residential real estate mortgage loans and 8.68% construction loans. The Park Avenue Bank's loan to deposit ratio at December 31, 1999 was approximately 93.31%.

     Farmers & Merchants' loan portfolio totaled $40.0 million at December 31, 1999, which was comprised of approximately 60.44% commercial loans, commercial real estate and agri-business loans, 10.52% consumer loans, 24.01% residential real estate mortgage loans and 5.03% construction loans. Farmers & Merchants' loan to deposit ratio at December 31, 1999 was approximately 95.63%.

     First Community's loan portfolio totaled $118.2 million at December 31, 1999, which was comprised of approximately 31.57% residential real estate mortgage loans, 48.06% commercial loans, commercial real estate and agri-business loans, 13.10% consumer loans and 7.27% construction loans. First Community's loan to deposit ratio at December 31, 1999 was approximately 90.27%.

     Eagle Bank and Trust's loan portfolio totaled $61.9 million at December 31, 1999, which was comprised of approximately 34.96% residential real estate mortgage loans, 34.39% commercial loans, commercial real estate and agri-business loans, 8.37% consumer loans and 22.28% construction loans. Eagle Bank and Trust's loan to deposit ratio at December 31, 1999 was approximately 88.54%.

     Baxley's loan portfolio totaled $91.7 million at December 31, 1999, which was comprised of approximately 88.50% single family mortgage loans, 5.58% commercial real estate loans, .61% commercial business loans and 5.31% consumer loans. Baxley's loan to deposit ratio of December 31, 1999 was approximately 100.73%.

Deposits

     Checking, savings, money market accounts, and other time deposits are the principal sources of the Banks' funds for loans and investments. Most of the Banks' deposits are obtained from individuals and small businesses. At December 31, 1999, The Park Avenue Bank had deposits of approximately $195.7 million, Farmers & Merchants had deposits of approximately $41.9 million, First Community had deposits of approximately $130.9 million, Eagle Bank and Trust had deposits of approximately $69.9 million and Baxley had deposits of approximately $91.0 million.

     The Banks seek to attract new deposits by paying rates of interest on certificates of deposit and money market accounts which are competitive in their respective primary service areas. The Banks generally do not pay brokers' commissions in connection with the obtaining of deposits.

Asset and Liability Management

     The primary assets of each Bank consist of its loan portfolio and investment account. Consistent with the requirements of prudent banking necessary to maintain liquidity, management seeks to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching generally is not possible. Management seeks to invest the largest portion of each of the commercial banks' assets in commercial and agri-business, consumer and residential real estate loans. The largest portion of Baxley's assets are invested in residential mortgage loans. Each Bank anticipates that loans will be limited to approximately 75% to 85% of deposits, capital funds and other borrowings. The Company anticipates that each Bank's investment account will consist primarily of marketable securities of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

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

Nonbanking Activities

     PAB Financial commenced operations in the fourth quarter of 1999 as an operating subsidiary of the Company. PAB Financial provides agency transactional services for customer investments as permitted under the regulations of the Federal Reserve. PAB Financial provides its customers with securities brokerage services, including securities execution services on national securities exchanges. PAB Financial's brokerage activities are restricted to buying and selling securities solely as an agent for the account of its customers, and do not include underwriting or dealing in securities. In addition, PAB Financial is permitted to act as an agent for the private placement of securities in accordance with federal securities laws. PAB Financial also provides investment advisory services to its customers, such as furnishing general economic information and investment advice, and providing instructional materials for customers on individual financial management matters.

Supervision and Regulation

     General

     The following discussion summarizes material elements of the federal and state regulatory framework applicable to commercial banks, federal savings banks, and bank holding companies. Such discussion is qualified in its entirety by reference to applicable federal and state statutes and regulations. Furthermore, the statutes and regulations affecting the Company and the Banks may change after the date of this Annual Report on Form 10-K, and any such changes may have a material adverse effect on the Company or the Banks.

     Regulation of the Company

     The Company is a bank holding company registered with the Federal Reserve Board and the Georgia Department under the federal Bank Holding Company Act of 1956 (the "BHC Act") and the Financial Institutions Code of Georgia (the "FICG"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the FICG, and the regulations of the Federal Reserve and the Georgia Department.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statutes require a savings and loan holding company to obtain prior approval of the Office of Thrift Supervision (the "OTS") before acquiring direct or indirect ownership or control of a savings bank or savings association.

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

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company, and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

     The provisions of Riegle-Neal and Georgia's restrictions on branching are not applicable to a federal savings banks, such as Baxley. Under OTS regulations, any federal savings bank may open a branch office in any state within the United States, subject to OTS approval.

     The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act of 1999, discussed below, have expanded the permissible activities of a bank holding company and its subsidiaries. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     Gramm-Leach-Bliley Act of 1999

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") which makes major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, repeals the provisions of the Glass-Steagall Act which prohibited affiliations of commercial banks and securities underwriting firms. In addition, the GLB Act amends the BHC Act to allow for the affiliation of commercial banks and insurance underwriting companies.

     The GLB Act amends the BHC Act to allow for a holding company structure that engages in a full range of financial activities through a new entity known as a "financial holding company." A financial holding company may engage in not only banking, securities, and insurance activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Department of the Treasury, determines to be financial in nature, or activities that are incidental or complimentary to such financial activities and that do not pose a substantial risk to the safety and soundness of the holding company or its banking subsidiaries. In order for a bank holding company to become affiliated with securities and insurance firms, the bank holding company must become a financial holding company. To become a financial holding company, a bank holding company must file a declaration with the Federal Reserve, electing to engage in activities permissible for financial holding companies and must certify that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must also determine that each insured depository institution subsidiary of the bank holding company has at least a "satisfactory" rating under the Community Reinvestment Act.

     The GLB Act is considered to be one of the most significant banking laws since Depression-era statutes were enacted. The Company does not believe that the GLB Act will have a material adverse impact on the Company's operations. However, to the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLB Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources than the Company.

     Regulation of the Banks

     Each of the Banks is a member of the FDIC, and as such, its deposits are insured to the maximum extent provided by law. Each of the Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations and each is supervised and examined by one or more state or federal bank regulatory agencies.

     The Company's four commercial bank subsidiaries, The Park Avenue Bank, Farmers & Merchants, First Community and Eagle Bank and Trust are subject to regulation, supervision and examination by the FDIC and the Georgia Department. The Federal Reserve and the Georgia Department regularly examine the operations of the Company's commercial banks and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The Federal Reserve, FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of the law.

     Baxley, a federal savings bank, is subject to regulation, supervision and examination by the OTS. The OTS regularly examines the operations of Baxley and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. Baxley is a member of the Savings Association Insurance Fund ("SAIF") and its deposits are insured by the FDIC to the maximum extent provided by law. As a result, the FDIC has certain regulatory and examination authority over Baxley. Baxley is also subject to reserve requirements promulgated by the Federal Reserve. Baxley is subject to the provisions of the Federal Home Loan Bank Act (the "FHLB Act") and the Home Owners Loan Act (the "HOLA"). Under the FHLB Act, all federal savings banks are required to be members of the Federal Home Loan Bank System, until May
12, 2000 when membership becomes voluntary.   In addition, the HOLA requires all
federal savings banks to meet a qualified thrift lender ("QTL") test to avoid
certain restrictions on their operations.   A federal savings bank that fails to
meet the QTL test must convert to a national bank or limit its new investments and activities to those permissible for a national bank.

     Payment of Dividends

     The Company is a legal entity separate and distinct from its subsidiaries. The principal sources of revenues to the Company, including cash flow to pay dividends to its shareholders, are dividends from the Banks. There are statutory and regulatory limitations on the payment of dividends by the Banks, as well as by the Company to its shareholders.

     If, in the opinion of a federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     Federal savings banks, such as Baxley, are subject to additional restrictions on the payment of dividends. Prior to April 1, 1999, a federal savings bank was required to provide 30 days advance notice to the OTS before declaring a dividend. Under OTS regulations that became effective on April 1, 1999, a savings bank that would remain adequately capitalized following payment of a dividend, and that meets other specified requirements, is not required to file a notice or application for the payment of a dividend below specified amounts. Only undistributed net income for the prior two years may be distributed, in addition to the current year's undistributed net income, unless a notice and application is filed with the OTS. In addition to the notice requirement for certain dividend payments, Baxley may not declare or pay a cash dividend if the effect thereof would be to reduce the regulatory capital of Baxley below the amount required for the liquidation account established pursuant to Baxley's conversion from a mutual to stock association.

     Capital Adequacy

     The Company is required to comply with capital adequacy standards established by the Federal Reserve. Each of the Banks are required to comply with capital adequacy standards established by their primary federal banking regulator. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: (i) a risk-based measure, and (ii) a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier II Capital"). At December 31, 1999, the Company's consolidated Total Risk-Based Capital Ratio and its Tier I Risk-Based Capital Ratio (i.e., the ratio of Tier I Capital to risk-weighted assets) were 15.0% and 14.0 % respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier I Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1999 was 11.8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "Tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Banks are subject to risk-based and leverage capital requirements adopted by their federal banking regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     Each of the Banks was in compliance with applicable minimum capital requirements as of December 31, 1999. The Company has not been advised by any regulator of any specific minimum capital ratio requirement applicable to it or any Bank.

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

     Prompt Corrective Action

     FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

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

     For those institutions that are undercapitalized or significantly undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking regulator must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region;" (vi) restrict asset growth or reduce total assets; (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the regulator must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers;
(xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking regulator, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such officer.

     At December 31, 1999, each Bank had the requisite capital levels to qualify as "well capitalized."

     Support of Subsidiary Institutions

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

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. As a result, any loss suffered by the FDIC in respect of any of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the investment in such other subsidiary depository institution.

     FDIC Insurance Assessments

     Pursuant to FDICIA, the FDIC adopted risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Safety and Soundness Standards

     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

     Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA") each of the Banks, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. Each of the Banks received a satisfactory rating in its last CRA examination.

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

Employees

     As of December 31, 1999, the Company employed 24 full-time and seven part-time employees, while the Banks, collectively, employed 226 full-time and 23 part-time employees. PAB Financial employed one full-time employee and no part-time employees. The Company, and each of its subsidiaries, considers its relationships with its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's offices are located in The Park Avenue Bank's main office at 3102 North Oak Street Extension, Valdosta, Georgia 31602, and its telephone number is (912) 241-2775. Each of the Company's subsidiaries own all of their office locations, as listed below.

The Park Avenue Bank's business is conducted at the following locations:

    . Main office - 3102 North Oak Street Extension, Valdosta, Georgia  31602;

    . Downtown branch - 124 West Hill Avenue, Valdosta, Georgia  31601;

    . Francis Lake Shopping Center branch - 1012 Lakes Blvd., Lake Park, Georgia
      31636; and

    . Baytree branch - 1517 Baytree Road, Valdosta, Georgia  31602

Farmers & Merchants' business is conducted at 301 West Fourth Street, Adel, Georgia 31620.

First Community's business is conducted at the following locations:

    . Main office - 226 South Broad Street, Bainbridge, Georgia  31717;

    . Cairo branch - 800 N. Broad Street, Cairo, Georgia  31728;

    . Shotwell branch - 400 E. Shotwell Street, Bainbridge, Georgia  31717; and

    . Westside branch - 1510 Dothan Road, Bainbridge, Georgia 31717

Eagle Bank and Trust's business is conducted at the following locations:

    . Main office - 335 South Main Street, Statesboro, Georgia  30458; and

    . Northside Drive branch - 726 Northside Drive East, Statesboro,
      Georgia  30458

Baxley's business is conducted at the following locations:

    . Main office - 198 East Parker Street, Baxley, Georgia  31513; and

    . Hazlehurst branch - 100 East Jarmon Street, Hazlehurst, Georgia  31539

Baxley also owns and maintains a lake lodge in Baxley, Georgia where management work sessions take place and community groups meet.

PAB Financial's business is conducted at The Park Avenue Bank's main offices at 3102 North Oak Street Extension, Valdosta, Georgia, 31602.


ITEM 3. LEGAL PROCEEDINGS.

     Neither the Company, nor any of the Company's subsidiaries, is a party to any pending legal proceedings, other than routine litigation incidental to each Bank's business, which management believes would have a material effect upon the operations or financial condition of the Company or its subsidiaries.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of December 31, 1999 there were approximately 2,375 shareholders of record of the Company's common stock. Prior to July 9, 1996, there was no established trading market for the Company's common stock. The Company's common stock trades on the American Stock Exchange under the symbol "PAB." The following table shows the high and low prices for each quarter of the 1998 and 1999 fiscal year:

                                Sales Prices Per
                                  Share of PAB
                                  Common Stock
                              --------------------
                                High        Low
                              --------------------
1998
First Quarter                 $27.38       $11.75
Second Quarter                 23.75        20.00
Third Quarter                  23.38        18.13
Fourth Quarter                 21.50        17.25

1999
First Quarter                 $19.68       $15.38
Second Quarter                 17.38        14.63
Third Quarter                  19.00        13.00
Fourth Quarter                 18.25        13.25

     The Company has declared and paid cash dividends on its common stock since 1983 (its first full year of operations). The Company paid cash dividends of $0.275 per share ($1,997,476 in the aggregate) in the fiscal year 1998 and $.3875 per share ($3,339,028 in the aggregate) in the fiscal year 1999. Per share amounts have been adjusted to reflect a two-for-one stock split in 1998.

     The primary source of funds available for the payment of cash dividends by the Company is dividends from the Banks. The ability of the Company's commercial banks to pay dividends are subject to the provisions of the FICG and the regulations of the Georgia Department. The ability of Baxley to pay dividends is subject to the provisions of the HOLA and the regulations of the OTS.

     If, in the opinion of a federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be unsafe and unsound banking practice. Under the FDICIA, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by the Company and its banking subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Recent Sales of Unregistered Securities

     Pursuant to the PAB Bankshares, Inc. 1994 Directors' Deferred Stock Purchase Plan, directors of the Company and the Banks may elect to receive Company common stock in lieu of cash compensation otherwise payable to the directors for their service as members of the Board of Directors of the Company and any Bank, or any committee thereof. The table below sets forth the number of shares of common stock the Company issued on January 15, 1999 in lieu of fees payable in connection with meetings held in 1998.


     Name                       Total Number of Shares of  Price per
                                      Common Stock           Share
                                -------------------------  ---------
     Walter W. Carroll, II              1,216               $12.06
     James L. Dewar, Jr.                1,139                12.06
     F. Ferrell Scruggs, Sr.            1,108                12.06
     D. Ramsay Simmons, Jr.               538                12.06
     Joe P. Singletary, Jr              1,218                12.06
     Charles O. Templeton                 406                12.06
     Kenneth Scruggs, Sr.                 397                12.06
     T. Lavelle Webb                      406                12.06
     David Brown                          304                12.06
     Joseph Durrenberger                  323                12.06
     W.F. Bozeman                         132                12.06
     Howard McClain                       256                12.06
     Larry Griner                         232                12.06
     Roger Watson                         182                12.06
     Fleming Williams                     190                12.06
     Raleigh Rollins                      323                12.06
     Ethridge Branch                      240                12.06
     Thompson Kurrie, Jr.                 893                12.06
                                        -----
                                        9,503
                                        =====

     All of the shares of common stock were acquired by the directors described above for investment purposes and with no present intention toward resale or distribution thereof. The sales were made without public solicitation, and the stock certificates bear restrictive legends. No underwriter was involved in the transactions, and no commissions were paid. As a result, each of the transactions was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                 (Dollars in thousands, except per share data)
                 ---------------------------------------------

Operating Results:
-----------------

                                                       YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------
                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
Total revenues                           $ 55,555   $ 53,650   $ 48,823   $ 44,639   $ 40,787
                                         ========   ========   ========   ========   ========

Interest income                          $ 48,789     47,609     44,086     40,379     37,249
Interest expense                          (22,907)   (23,439)   (21,225)   (20,139)   (18,048)
                                         --------   --------   --------   --------   --------
Net interest income before
 provision for loan losses                 25,882     24,170     22,861     20,240     19,201
Provision for loan losses                    (985)      (903)      (793)      (633)      (593)
Securities gains (losses)                     (34)        11        (13)       131        127
Other income                                6,800      6,030      4,750      4,130      3,411
Depreciation and amortization              (1,769)    (1,545)    (1,501)    (1,371)    (1,226)
Merger related expenses                      (535)      (620)      (119)       -0-        -0-
SAIF assessment                               -0-        -0-        -0-       (878)       -0-
Other expenses                            (16,661)   (15,058)   (13,655)   (12,774)   (12,217)
                                         --------   --------   --------   --------   --------
Income before taxes                        12,698     12,085     11,530      8,845      8,703
Income taxes                               (4,005)    (4,098)    (4,022)    (3,012)    (2,896)
                                         --------   --------   --------   --------   --------
Net income                               $  8,693      7,987      7,508      5,833      5,807
                                         ========   ========   ========   ========   ========
Basic earnings per share:/(1)/
 Net income                              $    .90        .83        .79        .62        .61
 Merger related expenses                      .04        .04        .01        .00        .00
 SAIF assessment                              .00        .00        .00        .05        .00
 Depreciation and amortization                .12        .11        .10        .10        .09
                                         --------   --------   --------   --------   --------
 Cash earnings before merger expenses
  and SAIF assessment                    $   1.06        .98        .90        .77        .70
                                         ========   ========   ========   ========   ========
Diluted earnings per share:/(1)/
 Net income                              $    .89        .81        .78        .62        .61
 Merger related expenses                      .03        .04        .01        .00        .00
 SAIF assessment                              .00        .00        .00        .05        .00
 Depreciation and amortization                .12        .11        .10        .10        .09
                                         --------   --------   --------   --------   --------
Cash earnings before merger expenses
  and SAIF assessment                    $   1.04   $    .96   $    .89   $    .77   $    .70
                                         ========   ========   ========   ========   ========
Dividends per share/(1)/                 $  .3875   $   .275   $   .175   $   .135   $   .103
                                         ========   ========   ========   ========   ========

Financial Condition:
-------------------
                                                             DECEMBER 31,
                                         ----------------------------------------------------
                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
Loans, net                               $489,380   $435,343   $404,909   $366,517   $327,206
Interest-bearing deposits                  11,716     11,913     10,985     14,350     11,348
Investments                                78,926    100,458     88,759     94,972     98,873
Federal funds sold and securities
 purchased under agreements to
 resell                                    21,405     16,405     16,248     17,559     10,992
Assets                                    664,969    620,111    572,172    535,102    492,636
Deposits                                  516,204    504,087    472,556    452,048    422,068
Federal funds purchased                     4,673      3,824        -0-        200        -0-
Advances from Federal Home
 Loan Bank                                 60,112     39,058     31,812     17,645      8,941
Other long-term indebtedness                  -0-        -0-      2,184      3,430      5,250
Other borrowed funds                        9,155      2,339      1,005        170        -0-
Stockholders' equity                       69,611     66,063     59,763     56,779     51,546

Asset Quality:
-------------
                                                             DECEMBER 31,
                                         ----------------------------------------------------
                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
Foreclosed real estate                    $  763     $  438     $  440     $  371     $  443
Non-accrual loans                          2,395      1,567        825        730        356
Loans 90 days or more past due and
  still accruing                             465        199        178        265        722
                                          ------     ------     ------     ------     ------
Total non-performing assets and loans
  90 days or more past due                $3,623     $2,204     $1,443     $1,366     $1,521
                                          ======     ======     ======     ======     ======

-------------------
/(1)/ Per share information has been adjusted to reflect a 2-for-1 stock split in 1996 and 1998.
/(2)/ All data for prior periods has been restated to reflect merger accounted for as pooling of interests occurring in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

     The Company, including operations of the Banks, reported consolidated net income of $8,692,876 ($.90 and $.89 basic and diluted earnings per share) for the year ended December 31, 1999 compared to $7,986,802 ($.83 and $.81 basic and diluted earnings per share) for the year ended December 31, 1998 and $7,507,933 ($.79 and $.78 basic and diluted earnings per share) for the year ended December
31, 1997.   Net interest income after provision for loan losses was $24,897,585,
$23,267,516 and $22,067,792 for the three years ended December 31, 1999, 1998, and 1997, respectively. The provision for loan losses was $985,188, $903,404 and $792,900 for the three years ended December 31, 1999, 1998 and 1997, respectively. Non-interest income totaled $6,765,896, $6,040,789 and $4,736,800 for the three years ended December 31, 1999, 1998 and 1997, respectively and non-interest expenses totaled $18,965,551, $17,223,579 and $15,274,680 for the three years ended December 31, 1999, 1998 and 1997, respectively.

     During the three years ended December 31, 1999, the Company incurred merger related expenses related to the mergers of Baxley Federal Savings Bank, Investors Financial Corp. and Eagle Bancorp, Inc., all of which were accounted for by the pooling of interests method of accounting. These expenses aggregated approximately $535,000 for 1999, $620,000 for 1998 and $119,000 for 1997.
Excluding the effects of these expenses, including related tax benefits, the Company's earnings per share would have increased by of $.04 for 1999, $.04 for 1998 and $.01 for 1997. This would have resulted in basic and diluted earnings per share of $.94 and $.92 for 1999, $.87 and $.85 for 1998 and $.80 and $.79
for 1997. Additionally, excluding the effects of depreciation and amortization, including related tax benefits, the Company's earnings per share would have increased by $.12 for 1999, $.11 for 1998 and $.10 for 1997. Combined with the additional earnings associated with excluding the effects of merger expenses, this would have resulted in basic and diluted earnings per share of $1.06 and $1.04 for 1999, $.98 and $.96 for 1998 and $90 and $.89 for 1997.

     The following table summarizes the results of operations of the Company for the three years ended December 31, 1999.

                                           YEARS ENDED DECEMBER 31,
                                  -----------------------------------------
                                           (Dollars in thousands)
                                    1999            1998             1997
                                  -------         --------         --------
Interest income                  $ 48,789         $ 47,609         $ 44,086
Interest expense                  (22,907)         (23,439)         (21,225)
                                 --------         --------         --------
Net interest income                25,882           24,170           22,861
Provision for loan losses            (985)            (903)            (793)
Non-interest income                 6,766            6,041            4,737
Other non-interest expense        (18,965)         (17,223)         (15,275)
                                 --------         --------         --------
Income before taxes                12,698           12,085           11,530
Income taxes                       (4,005)          (4,098)          (4,022)
                                 --------         --------         --------
 Net income                      $  8,693         $  7,987         $  7,508
                                 ========         ========         ========


                                                  YEARS ENDED DECEMBER 31,
                                          -----------------------------------------
                                            1999            1998             1997
                                          -------         --------         --------
Return on assets (net income divided
 by average total assets)                  1.35%            1.34%            1.36%

Return on equity (net income divided
 by average equity)                       12.81%           12.69%           12.88%

Dividend payout ratio (dividends
 declared per share divided by diluted
 net income per share)                    43.54%           33.95%           22.44%

Equity to assets ratio at December 31
 (average equity divided by average
 total assets)                            10.56%           10.55%           10.53%

Book value per share at December 31       $7.24            $6.88            $6.23

Net interest margin as percentage of
 average interest-earning assets           4.49%            4.40%            4.49%

Efficiency ratio, excluding
 merger expenses                          56.00%           54.37%           54.47%

Non-performing assets and loans
 90 days or more past due as
 percentage of total loans at
 December 31                                .73%             .50%             .35%

Comparison of Years Ended December 31, 1999 and 1998


  Operations for the year ended December 31, 1999 resulted in net income of approximately $8.7 million compared to a net income of approximately $8.0 million for the year ended December 31, 1998.

  Interest Income

  Total interest income increased approximately $1.2 million for 1999 compared to 1998. This increase is attributed to the factors explained in the following paragraphs.

  Interest earned on loans increased from approximately $40.5 million in 1998 to approximately $42.5 million in 1999, an increase of $2.0 million. This increase was the net effect of an increase in the average loan portfolio balance from approximately $425.2 million in 1998 to $467.5 million in 1999 and a decrease in the rate earned on the loan portfolio from 9.53% in 1998 to 9.08% in 1999.

  Interest earned on taxable investment securities decreased from approximately $4.9 million in 1998 to approximately $4.8 million in 1999, a decrease of $.1 million. This decrease was the net effect of a decrease in the average taxable investment portfolio balance from approximately $85.3 million in 1998 to approximately $81.4 million in 1999 and an increase in the rate earned on the taxable investment portfolio from 5.77% in 1998 to 5.96% in 1999.

  Interest earned on nontaxable investment securities decreased from approximately $316,000 in 1998 to approximately $249,000 in 1999, a decrease of $97,000. This decrease was the combined effect of a decrease in the average non-taxable investment portfolio balance from approximately $7.5 million in 1998 to approximately $7.3 million in 1999 and a decrease in the rate earned on the non-taxable investment portfolio from 4.20% in 1998 to 3.41% in 1999.

  Interest earned on interest-bearing deposits in banks increased from approximately $456,000 in 1998 to approximately $606,000 in 1999, an increase of $150,000. This increase was the combined effect of an increase in the average interest-bearing deposits balance from $11.4 million in 1998 to $11.8 million in 1999 and an increase in the rate earned on the interest-bearing deposits from 3.98% in 1998 to 5.13% in 1999.

  Interest earned on federal funds sold decreased from approximately $1.4 million in 1998 to approximately $.6 million in 1999, a decrease of $.8 million. This decrease was the combined effect of a decrease in the average federal funds sold balance from approximately $24.6 million in 1998 to approximately $11.9 million in 1999 and a decrease in the rate earned on the federal funds sold from 5.69% in 1998 to 5.25% in 1999.

  Interest Expense

  Total interest expense decreased approximately $.5 million in 1999 compared to 1998. This decrease is attributed to the factors explained in the following paragraphs.

  The decrease in total interest expense was the net effect of an increase in the average balance of interest-bearing deposits from approximately $417.4 million in 1998 to approximately $441.7 million in 1999 and a decrease in the average rate paid on deposits from 4.95% in 1998 to 4.51% in 1999. The Company's interest expense on interest-bearing deposits decreased $.8 million from approximately $20.7 million for the year ended December 31, 1998 to approximately $19.9 million for the year ended December 31, 1999. The increase in interest-bearing deposits came from the local communities served by the Banks.

  All other interest expense consisting principally of interest on notes and mortgages payable, increased from approximately $2.8 million for the year ended December 31, 1998 to approximately $3.0 million for the year ended December 31, 1999, an increase of $.2 million. This increase was the net effect of an increase in the average balance of Federal Home Loan Bank advances from approximately $35.4 million in 1998 to approximately $49.6 million in 1999 and a decrease in the average rate from 6.75% in 1998 to 5.06% in 1999. These advances were to match fund mortgage loans made. Additionally, the Company had a note payable to a correspondent bank which had a balance of approximately $2.2 million at December 31, 1997, which was repaid prior to maturity during the year ended December 31, 1998. As a result, interest on notes payable decreased from approximately $152,000 for the year ended December 31, 1998 with no interest for the year ended December 31, 1999, a decrease of $152,000.

  Interest of approximately $128,000 was paid on federal funds purchased during the year ended December 31, 1998 and approximately $223,000 during the year ended December 31, 1999, an increase of $95,000. This increase was the net effect of an increase in the average balance of federal funds purchased from approximately $1.9 million for the year ended December 31, 1998 to approximately $4.2 million for the year ended December 31, 1999 and a decrease in the average rate paid from 6.70% for the year ended December 31, 1998 to 5.25% for the year ended December 31, 1999.

  Interest of approximately $98,000 was paid on other borrowed funds during the year ended December 31, 1998 and approximately $262,000 during the year ended December 31, 1999, an increase of $164,000. This represented interest expense on sweep agreements. This increase was the net effect of an increase in the average balance of sweep agreements from approximately $1.7 million for the year ended December 31, 1998 to approximately $5.7 million for the year ended December 31, 1999 and a decrease in the average rate paid from 5.84% for the year ended December 31, 1998 to 4.56% for the year ended December 31, 1999.

  Provision for Loan Losses

  The provision for loan losses for the year ended December 31, 1999 as compared to 1998 increased approximately $82,000. The balance of the allowance for loan losses was approximately $5.0 million at December 31, 1999 and approximately $5.2 million at December 31, 1998. Actual loan charge-offs net of recoveries were approximately $1.1 million for the year ended December 31, 1999 and approximately $.7 million for the year ended December 31, 1998. Non-accrual loans were approximately $2.4 million at December 31, 1999 as compared to $1.6 million at December 31, 1998. Loans 90 days or more past due and still accruing amounted to approximately $465,000 at December 31, 1999 and $199,000 at December 31, 1998. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged-off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy, specific impaired loans and other relevant factors.

  Non-Interest Income

  The following table presents the principal components of non-interest income for the years ended December 31, 1999 and 1998.

                                                    YEARS ENDED DECEMBER 31,
                                                    -------------------------
                                                      1999             1998
                                                    -------           -------
                                                     (Dollars in thousands)
  Service charges on deposit accounts                $3,630           $3,280
  Insurance commissions                                 220              235
  Fees on mortgage loans originated for sale            569              725
  Late charges and other loan fees                      706              775
  Equity in earnings of unconsolidated subsidiary       681              368
  Securities gains (losses)                             (34)              11
  Gain (loss) on sale of loans                            0                2
  Gain (loss) on sale of other real estate                3               (6)
  Gain (loss) on sale of assets                           8              109
  Other income                                          983              542
                                                     ------           ------
    Total non-interest income                        $6,766           $6,041
                                                     ======           ======


  Non-interest income for the year ended December 31, 1999 as compared to 1998, increased approximately $.7 million. Service charges on deposit accounts for the year ended December 31, 1999 as compared to 1998 increased approximately $350,000. This increase was related primarily to an increase in the number of transactional accounts with NSF charges. Fees on mortgage loans originated for sale decreased approximately $156,000 reflecting a decrease in mortgage loan originations due to changes in interest rates. Late charges and other miscellaneous loan fees decreased approximately $69,000 primarily reflecting a decline due to the rebate of fees associated with certain government guaranteed loans. Equity in earnings of unconsolidated subsidiary increased approximately $313,000. This represents the Company's 50% interest in the earnings of Empire Financial Services, Inc. ("Empire"), an unconsolidated subsidiary which is 50% owned by First Community. All other income increased from approximately $893,000 for the year ended December 31, 1998 to approximately $1,180,000 in 1999, an increase of $287,000.

  Non-Interest Expenses

  The following table presents the principal components of non-interest expenses for the years ended December 31, 1999 and 1998:

                                                    YEARS ENDED DECEMBER 31,
                                                    -------------------------
                                                      1999             1998
                                                    -------           -------
                                                     (Dollars in thousands)
  Compensation                                      $ 8,278           $ 7,364
  Other personnel expenses                            2,219             1,760
  Occupancy expense of bank premises                    983               880
  Furniture and equipment expense                     1,441             1,417
  Federal deposit insurance                             139               142
  Postage and courier services                          467               388
  Supplies                                              512               547
  Amortization                                          357               357
  Other operating expenses                            4,569             4,368
                                                    -------           -------
    Total non-interest expenses                     $18,965           $17,223
                                                    =======           =======

  Non-interest expenses for the year ended December 31, 1999 as compared to 1998, increased approximately $1.7 million or 10.1%.

  Compensation and other personnel expenses increased approximately $1.4 million reflecting an increase in the number of employees, in wage levels and in the cost of employee benefits. Merger related expenses for the year ended December 31, 1999 as compared to 1998 decreased approximately $85,000. These expenses were incurred by the Company and subsidiaries in connection with acquisitions by merger in 1999 and 1998, which were accounted for as poolings of interest. All other expenses increased approximately $454,000 or 6.07%. The increases were primarily attributed to a larger volume of business.

  Income Taxes

  The effective tax rate for the year ended December 31, 1999 was 31.5% compared to 33.9% for the year ended December 31, 1998.

Comparison of Years Ended December 31, 1998 and 1997

  Operations for the year ended December 31, 1998 resulted in a net income of approximately $8.0 million compared to a net income of approximately $7.5 million for the year ended December 31, 1997.

  Interest Income

  Total interest income increased approximately $3.5 million for 1998 compared to 1997. This increase is attributed to the factors explained in the following paragraphs.

  Interest earned on loans increased from approximately $37.3 million in 1997 to approximately $40.5 million in 1998, an increase of $3.2 million. This increase was the net effect of an increase in the average loan portfolio balance from approximately $390.5 million in 1997 to $425.2 million in 1998 and a decrease in the rate earned on the loan portfolio from 9.55% in 1997 to 9.53% in 1998.

  Interest earned on taxable investment securities decreased from approximately $5.4 million in 1997 to approximately $4.9 million in 1998, a decrease of $.5 million. This decrease was the effect of a decrease in the rate earned on the taxable investment portfolio from 6.35% in 1997 to 5.77% in 1998. The average balance was unchanged at $85.3 million.

  Interest earned on nontaxable investment securities increased from approximately $247,000 in 1997 to approximately $316,000 in 1998, an increase of $69,000. This increase was the net effect of an increase in the average non-taxable investment portfolio balance from approximately $5.6 million in 1997 to approximately $7.5 million in 1998 and a decrease in the rate earned on the non-taxable investment portfolio from 4.41% in 1997 to 4.20% in 1998.

  Interest earned on interest-bearing deposits in banks decreased from approximately $636,000 in 1997 to approximately $456,000 in 1998, a decrease of $180,000. This decrease was the combined effect of a decrease in the average interest-bearing deposits balance from $12.7 million in 1997 to $11.4 million in 1998 and a decrease in the rate earned on the interest-bearing deposits from 5.02% in 1997 to 3.98% in 1998.

  Interest earned on federal funds sold increased from approximately $485,000 in 1997 to approximately $1.4 million in 1998, an increase of $.9 million. This increase was the net effect of an increase in the average federal funds sold balance from approximately $7.7 million in 1997 to approximately $24.7 million in 1998 and a decrease in the rate earned on the federal funds sold from 6.32% in 1997 to 5.69% in 1998.

  Interest Expense

  Total interest expense increased approximately $2.2 million in 1998 compared to 1997. This increase is attributed to the factors explained in the following paragraphs.

  The increase in total interest expense was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $397.5 million in 1997 to approximately $417.4 million in 1998 and an increase in the average rate paid on deposits from 4.92% in 1997 to 4.95% in 1998. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $19.5 million for the year ended December 31, 1997 to approximately $20.7 million for the year ended December 31, 1998, an increase of $1.2 million. The increase in interest-bearing deposits came from the local communities served by the Banks.

  All other interest expense consisting principally of interest on notes and mortgages payable, increased from approximately $1.7 million for the year ended December 31, 1997 to approximately $2.8 million for the year ended December 31, 1998, an increase of $1.1 million. This increase was the combined effect of an increase in the average balance of Federal Home Loan Bank advances from approximately $24.7 million in 1997 to approximately $35.4 million in 1998 and an increase in the average rate from 5.43% in 1997 to 6.75% in 1998. These advances were to match fund mortgage loans made. Additionally, the Company had notes payable to correspondent banks which had a balance of approximately $2.2 million at December 31, 1997 and was repaid during the year ended December 31, 1998. Interest on notes payable decreased from approximately $240,000 for the year ended December 31, 1997 to approximately $152,000 for the year ended December 31, 1998, a decrease of $88,000.

  Interest of approximately $128,000 was paid on federal funds purchased during the year ended December 31, 1998 and approximately $76,000 during the year ended December 31, 1997, an increase of $52,000.

  Interest of approximately $98,000 was paid on other borrowed funds during the year ended December 31, 1998 and approximately $30,000 during the year ended December 31, 1997, an increase of $68,000. This represented interest expense on sweep agreements. This increase was the combined effect of an increase in the average balance of sweep agreements from approximately $600,000 for the year ended December 31, 1997 to approximately $1.7 million for the year ended December 31, 1998 and an increase in the average rate paid from 5.13% for the year ended December 31, 1997 to 5.84% for the year ended December 31, 1997.

  Provision for Loan Losses

  The provision for loan losses for the year ended December 31, 1998 as compared to 1997 increased approximately $111,000. The balance of the allowance for loan losses was approximately $5.2 million at December 31, 1998 and approximately $5.0 million at December 31, 1997. Actual loan charge-offs net of recoveries were approximately $728,000 for the year ended December 31, 1998 and approximately $367,000 for the year ended December 31, 1997. Non-accrual loans were approximately $1.6 million at December 31, 1998 as compared to $.8 million at December 31, 1997. Loans 90 days or more past due and still accruing amounted to approximately $199,000 at December 31, 1998 and $178,000 at December 31, 1997. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged-off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy, specific impaired loans and other relevant factors.

  Non-Interest Income

  The following table presents the principal components of non-interest income for the years ended December 31, 1998 and 1997.

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                                                       (Dollars in thousands)

  Service charges on deposit accounts                  $3,280        $3,081
  Insurance commissions                                   235           169
  Fees on mortgage loans originated for sale              725           244
  Late charges and other loan fees                        775           458
  Equity in earnings of unconsolidated subsidiary         368           256
  Securities gains (losses)                                11           (13)
  Gain (loss) on sale of loans                              2            24
  Gain (loss) on sale of other real estate                 (6)            2
  Gain (loss) on sale of assets                           109            (2)
  Other income                                            542           518
                                                       ------        ------
    Total non-interest income                          $6,041        $4,737
                                                       ======        ======

  Non-interest income for the year ended December 31, 1998 as compared to 1997, increased approximately $1.3 million. Service charges on deposit accounts for the year ended December 31, 1998 as compared to 1997 increased approximately $199,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Late charges, other miscellaneous loan fees and fees on mortgage loans originated for sale increased approximately $798,000 reflecting an increase in loan volume. Equity in earnings of unconsolidated subsidiary increased approximately $112,000. This represents the Company's 50% interest in the earnings of Empire. All other income increased from approximately $698,000 for the year ended December 31, 1997 to approximately $893,000 in 1998.

  Non-Interest Expenses

  The following table presents the principal components of non-interest expenses for the years ended December 31, 1998 and 1997:

                                        YEARS ENDED DECEMBER 31,
                                        ------------------------
                                           1998         1997
                                        -----------  -----------
                                         (Dollars in thousands)

  Compensation                           $ 7,364      $ 6,690
  Other personnel expenses                 1,760        1,538
  Occupancy expense of bank premises         880          890
  Furniture and equipment expense          1,417        1,347
  Federal deposit insurance                  142          134
  Postage and courier services               388          411
  Supplies                                   547          593
  Amortization                               357          357
  Other operating expenses                 4,368        3,315
                                         -------      -------
    Total non-interest expenses          $17,223      $15,275
                                         =======      =======

  Non-interest expenses for the year ended December 31, 1998 as compared to 1997, increased approximately $1.9 million or 12.8%.

  Compensation and other personnel expenses increased approximately $896,000 reflecting an increase in the number of employees, in wage levels and in the cost of employee benefits. Merger related expenses for the year ended December 31, 1998 as compared to 1997 increased approximately $501,000 in connection with acquisitions by merger in 1998 which were accounted for as poolings of interest. All other expenses increased approximately $551,000 or 7.95%. The increases were primarily attributed to a larger volume of business.

  Income Taxes

  The effective tax rate for the year ended December 31, 1998 was 33.9% compared to 34.9% for the year ended December 31, 1997.

Asset/Liability Management and Market Risk (Quantitative and Qualitative Disclosures About Market Risk)

  The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivative instruments to mitigate its credit risk, relying instead on strict underwriting standards, loan review, and an adequate loan loss reserve.

  Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management Committee (the "ALCO"), which includes senior management representatives. ALCO monitors and considers methods of managing interest rate risk by monitoring changes in Economic Value of Equity ("EVE") and net interest income under various interest rate scenarios.

  Market value has taken on greater interest as a measure of equity risk. By marking-to-market the components of its balance sheet, the Company can compute the market value of equity. Not unlike a bond analysis, interest rates are changed at various increments and the new market value is calculated. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on EVE and net interest income.

  The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Company's Board of Directors and the ALCO. Rate risk measurement is undertaken to determine potential loss in the net interest margin ("NIM") and, ultimately, in each Bank's capital ratio. One of the most popular methods used to estimate interest rate risk is the rate sensitivity gap. The theory states that interest rate risk is due to the volume differences, called GAP, between repricable assets and liabilities over a specific period of time. NIM change can be quantified by assuming a rate change and applying it to this GAP. If potential changes to EVE and NIM resulting from hypothetical interest rate swings are not within limits acceptable by the Company's Board of Directors, the Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within acceptable limits.

  To ensure that the Company's EVE and NIM remain within acceptable limits, the following strategies have been developed. First, the Banks have placed greater emphasis on adjustable rate loans, which generally reprice in one year or less. Second, the Bank's investment activities involve predominately short- and medium-term securities. Third, the Banks attempt to maintain and increase regular savings and transaction deposit accounts. Fourth, the Banks strive to utilize long-term borrowings to match long-term assets.

  The following table presents the Company's projected change in EVE and net interest income for the various rate shock levels as of December 31, 1999. EVE and the impact on net interest income for the Company are regularly calculated internally.

                     CHANGES IN ECONOMIC VALUE OF EQUITY
                     -----------------------------------

                               MARKET
                              VALUE OF
        CHANGE IN             PORTFOLIO         ACTUAL        PERCENT
     INTEREST RATES            EQUITY           CHANGE         CHANGE
-------------------------    -----------     ------------     --------
200 basis point rise         $22,700,000      -$7,440,000      -24.68%
Base rate scenario           $30,140,000              -0-         .00%
200 basis point decline      $36,476,000       $6,336,000      +21.02%

                       CHANGES IN NET INTEREST INCOME
                       ------------------------------

                                  NET
        CHANGE IN              INTEREST         ACTUAL       PERCENT
     INTEREST RATES             INCOME          CHANGE        CHANGE
-------------------------     -----------      ---------     --------
200 basis point rise          $26,680,000      +$291,000       +1.10%
Base rate scenario            $26,389,000            -0-         .00%
200 basis point decline       $25,665,000      -$724,000       -2.74%

  The preceding table indicates that, at December 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's EVE would be expected to decrease and in the event of a decrease in prevailing market rates, the Company's net interest income would be expected to decrease. At December 31, 1999, the Company's estimated changes in EVE were acceptable to the Board of Directors.

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

Interest Rate Sensitivity GAP Up to One Year

  As of December 31, 1999, excluding NOW and savings accounts, which the Company does not consider to be rate sensitive, the Company has a positive interest sensitivity GAP up to one year. The following table presents the interest-sensitivity GAP of the Company, the rate sensitive assets to rate sensitive liabilities and comfort ranges as of December 31, 1999.

                                                UP TO
                                              ONE YEAR
                                       ----------------------
                                       (Dollars in thousands)

  Total rate sensitive assets                $ 391,847
  Total rate sensitive liabilities             331,643
                                             ---------

  Interest-sensitivity GAP                   $  60,204
                                             =========

  GAP ratio                                       1.18
                                             =========

  Comfort range                               .80-1.20
                                             =========

Financial Condition

  The Company reported consolidated total assets of approximately $665.0 million at December 31, 1999 and $620.1 million at December 31, 1998 representing an increase of approximately $44.9 million for the year ended December 31, 1999. Loan growth exceeded deposit growth as loans increased approximately $55.3 million and deposits increased approximately $12.2 million. Additionally, funds were provided by operations of $10.4 million, sale of stock of $.2 million, Federal Home Loan Bank advances of $21.1 million, decrease in interest-bearing deposits of $.2 million, increase in federal funds purchased and other borrowings of $7.7 million and decrease in investment securities of $18.9 million. These funds were used to purchase additional bank premises and equipment of $2.3 million, pay dividends of $3.8 million, increase cash by $4.3 million and increase federal funds sold by $5.0 million. The growth in loans and deposits is attributable to several factors including growth in the customer base due to the business development efforts of the management team, the pricing of loans and deposits and the favorable economic conditions experienced in the markets served by the Banks.

  The changes in interest rates as previously discussed are reflective of interest rates in general and market conditions including competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

  The Company's capital to assets ratio as of December 31, 1999 and 1998 was 10.47% and 10.65%, respectively.

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

  Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

  As of December 31, 1999, the most recent notification from banking regulators categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institutions' category.

  The Company's consolidated actual capital amounts and ratios and the minimum amounts and ratios under the capital adequacy and prompt corrective action provisions are presented below:

                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                 FOR CAPITAL                    PROMPT CORRECTIVE
                                      ACTUAL                  ADEQUACY PURPOSES                  ACTION PROVISION
                               ------------------       -----------------------------       -----------------------------
                                AMOUNT     RATIO         AMOUNT            RATIO             AMOUNT            RATIO
                               --------    -----        --------       --------------       --------       --------------
                                                             (Dollars in thousands)
As of December 31, 1999:
 Total Capital                                                         greater than                        greater than
   (to risk weighted assets)    $72,600     15.0%        $38,720       or equal to 8%        $48,400       or equal to 10%
 Tier I Capital                                                        greater than                        greater than
   (to risk weighted assets)    $67,563     14.0%        $19,304       or equal to 4%        $28,956       or equal to 6%
 Tier I Capital                                                        greater than                        greater than
   (to average assets)          $67,563     11.8%        $22,903       or equal to 4%        $28,628       or equal to 5%

As of December 31, 1998:
 Total Capital                                                         greater than                        greater than
   (to risk weighted assets)    $67,105     15.3%        $35,088       or equal to 8%        $43,859       or equal to 10%
 Tier I Capital                                                        greater than                        greater than
   (to risk weighted assets)    $61,933     14.4%        $17,204       or equal to 4%        $25,805       or equal to 6%
 Tier I Capital                                                        greater than                        greater than
   (to average assets)          $61,933     10.2%        $24,287       or equal to 4%        $30,359       or equal to 5%


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

  The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At December 31, 1999, the Banks' cash and due from banks were approximately $29.4 million (after reduction for their required reserves of $2.1 million), their short-term deposits with financial institutions were $11.7 million, and their federal funds sold were $21.4 million. The effect of the required reserves is to reduce available liquidity. All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately $78.9 million at December 31, 1999, can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of $42.2 million were pledged as of December 31, 1999.

  The Banks' funding needs are based primarily on the volume of lending. The primary funding source is from new deposits. The Banks seek to attract new deposits by paying rates of interest on deposit accounts which are competitive in their respective primary service areas. The Banks generally do not pay brokers' commissions in connection with the obtaining of deposits or have deposits outside the primary service area. The Banks do not pay premiums to attract deposits. As of December 31, 1999, the average cost for deposit liabilities was approximately 4.6%. The Banks continue to expect that new deposits will serve as its primary funding source.

  The Banks also have the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $60.1 million at December 31, 1999 at an average rate of 5.68%.

  The average loan to deposit ratio for the Company at December 31, 1999 was 95.8% compared to 87.4% at December 31, 1998.


Average Balance Sheets

   The following table presents average balance sheets for the three years ended December 31, 1999.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                            ASSETS                                     1999              1998                1997
                                                                     --------          --------            --------
                                                                                 (Dollars in thousands)
Cash and cash equivalents:
  Cash and due from banks                                            $ 36,378          $ 18,738            $ 30,856
  Interest-bearing deposits in other banks                             11,567             9,552              10,122
                                                                     --------          --------            --------
Total cash and cash equivalents                                        47,945            28,290              40,978
Time deposits                                                             247             1,897               2,546
Federal funds sold and securities purchased under
  agreement to resell                                                  11,900            24,639               7,675
Investment securities                                                  89,692            94,609              91,866
Investment in unconsolidated subsidiary                                    38                51                  99
Loans, net of allowance for loan losses and unearned
  interest                                                            462,361           420,126             385,713
Bank premises and equipment                                            15,601            14,255              12,907
Other REO                                                                 601               436                 402
Land and building of former banking offices                               313               319                 380
Land and building held for lease                                          587               295                 183
Accrued interest receivable                                             6,364             5,899               5,440
Goodwill and other intangible assets                                    2,535             2,892               3,249
Cash value of life insurance                                            3,159             2,836               2,371
Other assets                                                            1,197               917               1,155
                                                                     --------          --------            --------
Total assets                                                         $642,540          $597,461            $554,964
                                                                     ========          ========            ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                             $ 68,495          $ 70,956            $ 64,825
  NOW                                                                 118,334           102,390              91,707
  Savings                                                              28,282            29,358              30,173
  Time                                                                295,035           285,618             275,597
                                                                     --------          --------            --------
                                                                      510,146           488,322             462,302
Federal funds purchased                                                 4,249             1,912               1,200
Notes payable                                                               0             2,184               2,807
Other borrowed funds                                                    5,747             1,672                 587
Advances from Federal Home Loan Bank                                   49,585            35,435              24,728
Accrued interest                                                        1,788             1,694               1,720
Other liabilities                                                       3,125             3,329               3,349
                                                                     --------          --------            --------
Total liabilities                                                     574,640           534,548             496,693
                                                                     --------          --------            --------
Preferred stockholders' equity in subsidiaries                             63                 0                   0
Stockholders' equity:                                                --------          --------            --------
  Common stock                                                          1,217             1,240               1,264
  Additional paid in capital                                           31,166            31,343              31,212
  Retained earnings                                                    34,835            29,705              26,231
  Accumulated other comprehensive income                                  619             1,117                 593
  Treasury stock                                                            0              (492)             (1,029)
                                                                     --------          --------            --------
Total stockholders' equity                                             67,837            62,913              58,271
                                                                     --------          --------            --------
Total liabilities and stockholders' equity                           $642,540          $597,461            $554,964
                                                                     ========          ========            ========

Average Yields Earned and Rates Paid

    The following tables presents the average balances, average yields and interest earned on interest-earning assets and average rates and interest paid on interest-bearing liabilities for the three years ended December 31, 1999.


                                                                   YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------
                                                    1999                     1998                       1997
                                         ------------------------  ------------------------  ------------------------
                                         AVERAGE   INCOME/  YIELD  AVERAGE   INCOME/  YIELD  AVERAGE   INCOME/  YIELD
                                         BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES  BALANCES  EXPENSE  RATES
                                         --------  -------  -----  --------  -------  -----  --------  -------  -----
                                                                  (Dollars in thousands)
Average yield on loans/(1)//(3)/         $467,466  $42,460  9.08%  $425,210  $40,515  9.53%  $390,496  $37,304  9.55%
Average yield on taxable
  investment securities                    81,412    4,849  5.96%    85,324    4,921  5.77%    85,296    5,414  6.35%
Average yield on non-taxable
  investment securities/(2)/                7,302      249  3.41%     7,505      316  4.20%     5,599      247  4.41%
Average yield on interest-
  bearing deposits in banks                11,814      606  5.13%    11,449      456  3.98%    12,668      636  5.02%
Average yield on federal
  funds sold                               11,900      625  5.25%    24,639    1,402  5.69%     7,675      485  6.32%
                                         --------  -------  ----   --------  -------  ----   --------  -------  ----
Average yield on all
  interest-earning assets                $579,894  $48,789  8.41%  $554,127  $47,610  8.59%  $501,734  $44,086  8.79%
                                         ========  =======  ====   ========  =======  ====   ========  =======  ====
Average rate paid on now
  account deposits                       $118,334  $ 2,978  2.52%  $102,390  $ 3,083  3.01%  $ 91,707  $ 2,657  2.90%
Average rate paid on savings
  deposits                                 28,282      805  2.85%    29,358      907  3.09%    30,173      971  3.22%
Average rate paid on time deposits        295,035   16,131  5.47%   285,618   16,680  5.84%   275,597   15,909  5.77%
Average rate paid on federal funds
  purchased                                 4,249      223  5.25%     1,912      128  6.70%     1,200       76  6.32%
Average rate paid on notes
  payable                                       0        0   .00%     2,184      152  6.94%     2,807      240  8.54%
Average rate paid on other
  borrowed funds                            5,747      262  4.56%     1,672       98  5.84%       587       30  5.13%
Federal Home Loan Bank advances            49,585    2,507  5.06%    35,435    2,391  6.75%    24,728    1,342  5.43%
                                         --------  -------  ----   --------  -------  ----   --------  -------  ----
Average rate paid on all interest-
  bearing liabilities                    $501,232  $22,906  4.57%  $458,569  $23,439  5.11%  $426,799  $21,225  4.97%
                                         ========  =======  ====   ========  =======  ====   ========  =======  ====
Average net yield on interest-
  earning assets (net interest
  income as a percentage of
  average interest-earning assets)                          4.49%                     4.40%                     4.49%
                                                            ====                      ====                      ====

-------------------
/(1)/ Non-accruing loans have been included in the "average amount outstanding"
      and average loans have not been reduced by the allowance for loan losses. /(2)/ Interest income on tax exempt securities has not been calculated on a tax equivalent basis.
/(3)/ Loan fees included in interest income amounted to approximately $1,142,000 in 1999, $1,100,000 in 1998, and $1,137,000 in 1997.

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


                                                             YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                                  1998 VS. 1999                  1997 VS. 1998
                                         ----------------------------    ----------------------------
                                              INCREASE (DECREASE)            INCREASE (DECREASE)
                                                    DUE TO                          DUE TO
                                         ----------------------------    ----------------------------

                                         VOLUME      RATE        NET      VOLUME    RATE       NET
                                         -------    -------    ------    -------   -------    -------
                                                             (Dollars in thousands)
Interest income:
 Loans                                    $3,670    $(1,725)   $1,945    $3,307    $   (96)   $3,211
 Taxable investment securities              (251)       179       (72)        2       (495)     (493)
 Non-taxable investment securities            (8)       (59)      (67)       80        (11)       69
 Interest-bearing deposits in banks           15        135       150       (57)      (123)     (180)
 Federal funds sold                         (676)      (101)     (777)      960        (43)      917
                                          ------    -------    ------    ------    -------    ------
  Total                                   $2,750    $(1,571)   $1,179    $4,292    $  (768)   $3,524
                                          ------    -------    ------    ------    -------    ------

Interest expense:
 NOW account deposits                     $1,927    $(2,032)   $ (105)   $  319    $   107    $  426
 Savings deposits                            (32)       (70)     (102)      (26)       (38)      (64)
 Time deposits                               587     (1,136)     (549)      584        187       771
 Federal funds purchased                     115        (20)       95        47          5        52
 Advances from Federal Home Loan Bank        312       (196)      116       672        377     1,049
 Other borrowed funds                        180        (16)      164        63          5        68
 Other long-term debt                        (76)       (76)     (152)      (48)       (40)      (88)
                                          ------    -------    ------    ------    -------    ------
  Total                                    3,013     (3,546)     (533)    1,611        603     2,214
                                          ------    -------    ------    ------    -------    ------
Net interest income                       $ (263)   $ 1,975    $1,712    $2,681    $(1,371)   $1,310
                                          ======    =======    ======    ======    =======    ======

Investment Portfolio

    The following table presents investments in obligations of (i) U.S. Treasury and other U.S. government agencies and corporations, (ii) states of the U.S. and political subdivisions and (iii) other securities as of December 31, 1999, 1998 and 1997.

                                                                              DECEMBER  31,
                                       -----------------------------------------------------------------------------------------
                                                    1999                          1998                         1997
                                       -----------------------------  ----------------------------  ----------------------------
                                         SECURITIES     SECURITIES     SECURITIES     SECURITIES     SECURITIES     SECURITIES
                                         AVAILABLE        HELD TO       AVAILABLE       HELD TO       AVAILABLE       HELD TO
                                       FOR SALE/(1)/   MATURITY/(1)/  FOR SALE/(1)/  MATURITY/(1)/  FOR SALE/(1)/  MATURITY/(1)/
                                       --------------  -------------  -------------  -------------  -------------  -------------
                                                                        (Dollars in thousands)
 U.S. Treasury and other
   U.S. government agencies
   and corporations                      $67,543             -0-       $ 83,443            -0-        $71,034         $4,542
 States of the U.S. and
   political subdivisions                  5,508             -0-          9,097            -0-          5,914            -0-
 Other securities                          6,155             -0-          5,684            -0-          5,945            -0-
                                         -------            ----       --------            ---        -------         ------
   Total                                  79,206             -0-         98,224            -0-         82,893          4,542

 Unrealized gains (losses)
   on available-for-sale-securities         (280)            -0-          2,234            -0-          1,324            -0-
                                         -------            ----       --------            ---        -------         ------
   Total                                 $78,926             -0-       $100,458            -0-        $84,217         $4,542
                                         =======            ====       ========            ===        =======         ======

-------------------
/(1)/ Securities available-for-sale are carried at market value and securities held-to-maturity are carried at amortized cost.


    The following table presents the amortized cost (cost for equity securities) of investments in obligations of (i) U.S. Treasury and other U.S. government agencies and corporations, (ii) states of the U.S. and political subdivisions and (iii) other securities as of December 31, 1999 that are due (a) in one year or less, (b) after one year through five years, (c) after five years through ten years and (d) after ten years. In addition, the table provides the weighted average yield for each range of maturities.


                                                           AMOUNT AT DECEMBER 31, 1999 DUE IN
                                    -------------------------------------------------------------------------------------
                                                          AFTER ONE       AFTER FIVE
                                                        THROUGH FIVE     THROUGH TEN
                                    ONE YEAR OR LESS        YEARS           YEARS       AFTER TEN YEARS        TOTAL
                                    -----------------  ---------------  --------------  ----------------  ---------------
                                     AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT  YIELD    AMOUNT   YIELD   AMOUNT   YIELD
                                    --------  -------  -------  ------  ------  ------  --------  ------  -------  ------
                                                                   (Dollars in thousands)
U.S. Treasury and other U.S.
  government agencies and
  corporations                       $8,107    5.94%   $41,820   5.58%  $3,397   6.24%   $14,163   5.85%  $67,487   5.71%
States of the U.S. and political
  subdivisions/(1)(2)/                  775    5.99%     3,535   6.66%     645   6.03%       553   8.03%    5,508   6.63%
  Other securities/(2)(3)/                0     .00          0    .00        0    .00      6,211   7.22%    6,211   7.22%
                                     ------    ----    -------   ----   ------   ----    -------   ----   -------   ----
        Total                        $8,882    5.94%   $45,355   5.66%  $4,042   6.21%   $20,927   6.31%  $79,206   5.89%
                                     ======    ====    =======   ====   ======   ====    =======   ====   =======   ====

-------------------
/(1)/ Yields on tax exempt obligations have been computed on a tax equivalent basis.
/(2)/ As of December 31, 1999, there was no aggregate book values of any issuer which exceeded 10% of the Company's stockholders' equity.
/(3)/ Consists of domestic corporate notes, stocks and mutual funds which are comprised of Federal Home Loan Bank of Atlanta stock, Community Financial Services, Inc. stock, Federal Home Loan Mortgage Corporation stock and mutual funds consisting predominately of U.S. government securities. Yield represents yield earned for 1999.

Loan Portfolio

    Before reduction for the allowance for loan losses, the loan portfolio totaled approximately $494.4 million at December 31, 1999 which was an increase of approximately $53.9 million from December 31, 1998 or 12.24%. During the year ended December 31, 1999, average net loans were approximately $462.4 million compared to $420.1 million in 1998, an increase of approximately $42.3 million. During the year ended December 31, 1997, average net loans were approximately $385.7 million. These average loan levels reflected a faster rate of growth from 1998 to 1999 of $42.3 million compared to the rate of growth from 1997 to 1998 of $34.4 million.

    The following table sets forth information summarizing the composition of the loan portfolio at December 31, 1999, 1998 and 1997:


                                                                                     DECEMBER 31,
                                                                  ---------------------------------------------
                                                                     1999                1998           1997
                                                                  ----------          ----------     ----------
                                                                                (Dollars in thousands)
Commercial and financial                                          $ 59,328             $ 56,531       $ 71,355
Agricultural                                                         8,198                6,759          7,340
Real estate - construction                                          31,858               22,567         19,519
Real estate - mortgage                                             332,008              298,211        262,041
Installment loans to individuals and other                          62,987               56,478         49,841
Overdrafts                                                             436                  347            302
                                                                  --------             --------       --------
                                                                   494,815              440,893        410,398
Deferred loan fees and unearned interest, net                         (398)                (378)          (493)
                                                                  --------             --------       --------
                                                                   494,417              440,515        409,905
Allowance for loan losses                                           (5,037)              (5,172)        (4,996)
                                                                  --------             --------       --------
  Loans, net                                                      $489,380             $435,343       $404,909
                                                                  ========             ========       ========

  The following table sets forth certain information at December 31, 1999 regarding the dollar amount of all loans based on their contractual terms to maturity for fixed rate loans and repricing frequency for adjustable rate loans. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported for one year or less.


                                                                    TOTAL LOANS AT DECEMBER 31, 1999 DUE FOR REPRICING IN
                                                                   -------------------------------------------------------
                                                                                       AFTER ONE
                                                                                         YEAR
                                                                       ONE YEAR        THROUGH      DUE AFTER
                                                                        OR LESS       FIVE YEARS    FIVE YEARS   TOTAL
                                                                   ---------------   ------------   ----------  ---------
                                                                                    (Dollars in thousands)
    Total Loans                                                       $208,815         $207,617     $78,383     $494,815
                                                                      ========         ========     =======     ========


    The following table sets forth certain information at December 31, 1999 regarding the dollar amount of all loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                TOTAL LOANS AT DECEMBER 31, 1999 DUE IN
                                ----------------------------------------
                                  ONE YEAR      AFTER ONE
                                  OR LESS         YEAR         TOTAL
                                ----------      ---------      -----
                                         (Dollars in thousands)

    Total Loans                  $144,945       $349,870     $494,815
                                 ========       ========     ========

    The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1999, 1998 and 1997. Nonperforming loans consists of loans which have been placed on nonaccrual status or are past due more than 90 days with respect to principal or interest.

                                                        DECEMBER 31,
                                                  -----------------------
                                                   1999     1998    1997
                                                  -------  -------  -----
                                                   (Dollars in thousands)

Loans accounted for on a nonaccrual basis/(1)/     $2,395   $1,567   $825
Accruing loans which are contractually past
 due 90 days or more as to principal or
 interest payments/(1)/                               465      199    178
Other loans which are "troubled debt
 restructuring"/(1)/                                    0        0      0

-------------------
/(1)/  There are no foreign loans.

    For the year ended December 31, 1999 for loans accounted for on a nonaccrual basis and other loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, the gross interest income that would have been reported if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $221,344 and the amount of interest income on those loans that was included in net income for the period was approximately $116,707.

    A loan is placed on non-accrual status when the loan has been delinquent for 90 days except where an analysis of related collateral values reflects sufficient collateral to secure principal and accrued interest. When accrual of interest is discontinued, all unpaid accrued interest is reversed.

    As of December 31, 1999, in the opinion of management, there are no additional problem loans of significance which are not now disclosed under information concerning nonaccrual, past due and restructured loans.

    As of December 31, 1999, there are no loan concentrations exceeding 10% of total loans which are not otherwise disclosed previously as a category of loans.

    As of December 31, 1999, there are no other interest-bearing assets that would be required to be disclosed as nonaccrual, past due or restructured loans if such assets were loans.

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

    The reserve for possible loan losses was approximately 1.02% of outstanding loans at December 31, 1999 and 1.17% at December 31, 1998. The reserve was approximately $5.0 million at December 31, 1999 and approximately $5.2 million at December 31, 1998. Nonperforming loans increased from approximately $1.6 million at December 31, 1998 to approximately $2.4 million at December 31, 1999, representing .48% of total loans. Management believes that the reserve for loan losses of approximately $5.0 million at December 31, 1999 is adequate due to the $1.1 million of net charge-offs in the year ended December 31, 1999 and the fact that approximately $363.9 million or 73.5% of the Banks' loan portfolio consisted of loans secured by real estate.

    The following table sets forth an analysis of loss experience for the periods indicated:

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                    (Dollars in thousands)

Balance at beginning of period                    $5,172    $4,996    $4,570
                                                  ------    ------    ------
Charge-offs:
  Domestic:
   Commercial, financial and agricultural            444       207        97
   Real estate construction                           13       -0-       -0-
   Real estate mortgage                              191        45        36
   Installment loans to individuals                  568       571       314
   Overdrafts                                        -0-       -0-       -0-
                                                  ------    ------    ------
                                                   1,216       823       447
                                                  ------    ------    ------

Recoveries:
  Domestic:
   Commercial, financial and agricultural             10        16        14
   Real estate - construction                        -0-       -0-       -0-
   Real estate - mortgage                            -0-        22        16
   Installment loans to individuals                   86        58        50
   Overdrafts                                        -0-       -0-       -0-
                                                  ------    ------    ------
                                                      96        96        80
                                                  ------    ------    ------

Net charge-offs                                    1,120       727       367
                                                  ------    ------    ------
Additions charged to operations                      985       903       793
                                                  ------    ------    ------
Balance at end of period                          $5,037    $5,172    $4,996
                                                  ======    ======    ======
Ratio of net charge-offs during the period to
 average loans outstanding during the period         .24%      .18%      .09%
                                                  ======    ======    ======

    The Banks have allocated the reserve for possible loan losses according to the amounts deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below based on management's evaluation of the loan portfolio. The amounts and percentages of such components of the reserve for possible loan losses at December 31, 1999, 1998 and 1997 and the percent of loans in each category to total loans are presented below.

                                                                       DECEMBER 31,
                                             -----------------------------------------------------------------
                                                     1999                   1998                  1997
                                             --------------------  ---------------------  --------------------
                                                       PERCENT                PERCENT               PERCENT
                                                       OF LOANS              TO LOANS               TO LOANS
                                                       IN EACH                IN EACH               IN EACH
                                                     CATEGORY TO            CATEGORY TO           CATEGORY TO
                                             AMOUNT  TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT  TOTAL LOANS
                                             ------  ------------  ------  -------------  ------  ------------
                                                                  (Dollars in thousands)
 Domestic:
   Commercial, financial and agricultural    $  687     13.65%     $  742      14.35%     $  958     19.18%
   Real estate - construction                   324      6.44         265       5.12         237      4.76
   Real estate - mortgage                     3,380     67.10       3,498      67.64       3,190     63.85
   Installment loans to individuals             642     12.73         663      12.81         607     12.14
   Overdrafts                                     4       .08           4        .08           4       .07
 Foreign                                        -0-       .00         -0-        .00         -0-       .00
 Unallocated                                    -0-       .00         -0-        .00         -0-       .00
                                             ------    ------      ------     ------      ------    ------
   Total                                     $5,037    100.00%     $5,172     100.00%     $4,996    100.00%
                                             ======    ======      ======     ======      ======    ======

  The following table sets forth an analysis of the average amount outstanding and the average rate paid for all deposits for the categories and periods indicated.

                                                               YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                                  1999                  1998                  1997
                                           --------------------  --------------------  --------------------
                                                      AVERAGE               AVERAGE               AVERAGE
                                            AMOUNT   RATE PAID    AMOUNT   RATE PAID    AMOUNT   RATE PAID
                                           --------  ----------  --------  ----------  --------  ----------
                                                                (Dollars in thousands)
 Deposits in domestic bank offices:

   Non-interest-bearing demand deposits    $ 68,495     .00%     $ 70,956     .00%     $ 64,825      .00%
   Interest-bearing demand deposits         118,334    2.52       102,390    3.01        91,707     2.90
   Savings deposits                          28,282    2.85        29,358    3.09        30,173     3.22
   Time deposits                            295,035    5.47       285,618    5.84       275,597     5.77
 Deposits in foreign banking offices              0     .00             0     .00             0      .00
                                           --------              --------              --------
     Total                                 $510,146              $488,322              $462,302
                                           ========              ========              ========

Deposit Maturities

    The principal sources of funds for the Banks' loans and investments are demand, time, savings and other deposits and borrowings. The Banks offer a variety of deposit accounts including checking and NOW accounts, savings and time accounts, certificates of deposit and money market accounts. As of December 31, 1999, total deposits were approximately $516.2 million compared to approximately $504.1 million at December 31, 1998 and compared to approximately $472.6 million at December 31, 1997. Although, in some instances, time deposits greater than $100,000 may be more sensitive to changes in interest rates, substantially all the Banks' deposits are derived from within their primary service areas which management believes are not as interest rate sensitive as are more urban service areas. The Banks do not have any brokered deposits.

    The following table summarizes maturity information for time deposits greater than $100,000 at December 31, 1999.

                                                 DEPOSIT
                                               MATURITIES
                                         ----------------------
                                         (Dollars in thousands)
Three months or less                            $ 25,254
 Over three through six months                    22,681
 Over six through 12 months                       36,430
 Over 12 months                                   16,322
                                                --------
   Total                                        $100,687
                                                ========

Advances From Federal Home Loan Bank

   The following table shows the Company's borrowings from the Federal Home Loan Bank and the weighted average interest rates thereon at the end of the last three years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the three years.

                                             FEDERAL HOME
                                               LOAN BANK
                                                ADVANCES
                                       ----------------------
                                       (Dollars in thousands)

 Balance at December 31:
     1999                                     $60,112
     1998                                      39,058
     1997                                      31,812

Weighted average interest
   rate at year end:
     1999                                        5.68%
     1998                                        5.79%
     1997                                        6.25%

 Maximum amount outstanding
   at any month's end:
     1999                                     $62,821
     1998                                      39,440
     1997                                      31,812

 Average amount outstanding
   during the year:
     1999                                     $49,585
     1998                                      35,435
     1997                                      24,728

Weighted average interest
   rate during the year:
     1999                                        5.06%
     1998                                        6.75%
     1997                                        5.43%

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

    The following table presents the interest-sensitivity gap of the Banks as of December 31, 1999.

                                                           OVER          OVER
                                              THREE    THREE MONTHS    ONE YEAR
                                              MONTHS      THROUGH      THROUGH       OVER
                                             OR LESS     12 MONTHS    FIVE YEARS  FIVE YEARS   TOTAL
                                             --------  -------------  ----------  ----------  -------
                                                              (Dollars in thousands)
Interest-earning assets:
 Short-term deposits and interest-bearing
   cash                                      $117,057           0           99           0    117,156
 Loans                                        182,746      58,302      164,241      89,526    494,815
 Investment securities                         10,670       1,667       52,307      14,562     79,206
 Federal funds sold                            21,405           0            0           0     21,405
                                             --------    --------      -------     -------    -------
   Total interest-earning assets              331,878      59,969      216,647     104,088    712,582
                                             --------    --------      -------     -------    -------

Interest-bearing liabilities:
 NOW and savings/(1)/                               0           0            0           0          0
 Super NOW and money market                    59,845           0            0           0     59,845
 Time deposits                                 73,890     159,398       70,255         838    304,381
 Federal funds purchased                        4,673           0            0           0      4,673
 Other borrowed funds                           9,155           0            0           0      9,155
 Advances from Federal Home
   Loan Bank                                   13,742      10,940        7,850      27,580     60,112
                                             --------    --------      -------     -------    -------
   Total interest-bearing liabilities         161,305     170,338       78,105      28,418    438,166
                                             --------    --------      -------     -------    -------

Interest-sensitivity GAP                     $170,573    (110,369)     138,542      75,670    274,416
                                             ========    ========      =======     =======    =======

Cumulative interest sensitivity GAP          $170,573      60,204      198,746     274,416
                                             ========    ========      =======     =======

Interest-sensitivity GAP ratio                   2.06         .35         2.77        3.66
                                             ========    ========      =======     =======

Cumulative interest-
 sensitivity GAP ratio                           2.06        1.18         1.49        1.63
                                             ========    ========      =======     =======
Comfort range .80 - 1.20

-------------------
/(1)/ Not considered rate sensitive.

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

Year 2000

    The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information as a result of computer programs using two digits rather than four digits to define the applicable year. As a result, these programs do not properly recognize dates in any year that begins with "20" rather than "19" and may malfunction when presented with such dates. The Year 2000 problem may affect not only our software systems, but also critical software used by customers or third party service providers.

    The Company did not experience any significant malfunctions or errors in its operating business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 issues may occur with billing, payroll, or financial closings at month, quarter, or year end. The Company believes any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or third party service providers are adversely affected by Year 2000 issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or third party service providers.

     The Company expended approximately $440,000 on Year 2000 readiness efforts from 1997 through 1999 with approximately $216,000 representing current expenditures and approximately $224,000 representing capital expenditures. These efforts included replacing some outdated, noncompliant hardware and noncompliant software, as well as identifying and remediating Year 2000 problems.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Market Risk."


ITEM 8.   FINANCIAL STATEMENTS.

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

                  Index to Consolidated Financial Statements
                  ------------------------------------------

Financial Statements                               Page
--------------------                               ----

Independent Auditor's Report.....................   F-2

Consolidated Balance Sheets......................   F-3

Consolidated Statements of Income................   F-4

Consolidated Statements of Comprehensive Income..   F-5

Consolidated Statements of Stockholders' Equity..   F-6

Consolidated Statements of Cash Flows............   F-7

Notes to Financial Statements....................   F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

     The information set forth under the headings "Proposal One: Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the heading "Executive Compensation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the heading "Principal Shareholders" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the headings "Certain Transactions" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

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

     2.   Financial Statement Schedules.

     All schedules have been omitted as the required information is not applicable.

     3.   Exhibits.

     Exhibit No.  Description
     -----------  -----------

        2.1 Agreement and Plan of Merger, dated as of June 3, 1999, by and between Baxley Federal Savings Bank and the Registrant, and joined into as of November 2, 1999 by PAB Interim Association No. 1 (previously filed as Exhibit 2(a) to the Registrant's Registration Statement No. 333-83907 on Form S-4 and incorporated herein by this reference).

        3.1 Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a) to the Registrant's Registration Statement No. 333-83907 on Form S-4 and incorporated herein by this reference).

        3.2 Amended and Restated Bylaws (previously filed as Exhibit 3(a) to the Registrant's Registration Statement No. 333-74819 on Form S-8 and incorporated herein by this reference).

       10.1       Form of Employment Agreement with Schedule of Parties and
                  Terms.

       10.2.1 PAB Bankshares, Inc. First Amendment to First Restated and Amended Dividend Reinvestment and Common Stock Purchase Plan (previously filed as Exhibit 28.2 to the Registrant's Registration Statement No. 33-74080 on Form S-3 and incorporated herein by this reference).

     Exhibit No.  Description
     -----------  -----------

       10.2.2 PAB Bankshares, Inc. Third Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (previously filed as Exhibit 28.1 to the Registrant's Registration Statement No. 33-74080 on Form S-3, and incorporated herein by this reference).

       10.3 PAB Bankshares, Inc. 1994 Employee Stock Option Plan, as amended (previously filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by this reference).

       10.4 PAB Bankshares, Inc. 1994 Directors Deferred Stock Purchase Plan (previously filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by this reference).

       10.5 Form of Executive Salary Continuation Agreement, with attached Schedule of Terms (previously filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by this reference).

       10.6 PAB Bankshares, Inc. 1999 Stock Option Plan (previously filed as Exhibit 99 to the Registrant's Registration Statement No. 333-89527 on Form S-8 and incorporated herein by this reference).

       11.1       Statement Re: Computation of Per Share Earnings.

       21.1       Subsidiaries of the Registrant.

       23.1       Consent of Stewart, Fowler & Stalvey, P.C.

       27.1       Financial Data Schedule - 1999.

       27.2       Financial Data Schedule - 1998.

       27.3       Financial Data Schedule - 1997.

(b)  Reports on Form 8-K.

     On December 6, 1999, the Registrant filed a Current Report on Form 8-K under Item 2 regarding consummation of the acquisition of Baxley on November 30, 1999. On February 11, 2000, the Registrant filed Amendment No. 1 to the Current Report on Form 8-K filed on December 6, 1999 to include the financial statements required under such Report. On February 18, 2000, the Registrant filed Amendment No. 2 to the Current Report on Form 8-K filed on December 6, 1999 to amend certain financial statements contained in Amendment No. 1 to the Current Report on Form 8-K filed on February 11, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 20, 2000            PAB BANKSHARES, INC.

                                 By:  /s/ R. Bradford Burnette
                                    ---------------------------------------
                                    R. Bradford Burnette, President and
                                    Chief Executive Officer

                                 By:  /s/ Michael E. Ricketson
                                    ---------------------------------------
                                    Michael E. Ricketson, Chief Financial
                                    Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                                 Date
          ---------                        -----                                 ----
/s/ James L. Dewar, Sr.          Director                                    March 20, 2000
-----------------------------
James L. Dewar, Sr.

/s/ R. Bradford Burnette         President/Chief Executive Officer           March 20, 2000
-----------------------------    and Chairman of the Board of Directors
R. Bradford Burnette             (Principal Executive Officer)

/s/ Walter W. Carroll, II        Director                                    March 20, 2000
-----------------------------
Walter W. Carroll, II

/s/ William S. Cowart            Director                                    March 20, 2000
-----------------------------
William S. Cowart

                                 Director                                    March --, 2000
-----------------------------
James L. Dewar, Jr.

/s/ Tracy A. Dixon               Director                                    March 20, 2000
-----------------------------
Tracy A. Dixon

/s/ Bill J. Jones                Director                                    March 20, 2000
-----------------------------
Bill J. Jones

/s/ Thompson Kurrie, Jr.         Director                                    March 20, 2000
-----------------------------
Thompson Kurrie, Jr.

                                 Director                                    March --, 2000
-----------------------------
James B. Lanier, Jr.

/s/ Kennith D. McLeod            Director                                    March 20, 2000
-----------------------------
Kennith D. McLeod

                                 Director                                    March --, 2000
-----------------------------
Paul E. Parker

/s/ Michael E. Ricketson         Chief Financial Officer                     March 20, 2000
-----------------------------    (Principal Financial Officer)
Michael E. Ricketson

/s/ F. Ferrell Scruggs, Sr.      Director                                    March 20, 2000
-----------------------------
F. Ferrell Scruggs, Sr.

/s/ D. Ramsay Simmons, Jr.       Director                                    March 20, 2000
-----------------------------
D. Ramsay Simmons, Jr.

/s/ John M. Simmons              Director                                    March 20, 2000
-----------------------------
John M. Simmons

/s/ Joe P. Singletary, Jr.       Director                                    March 20, 2000
-----------------------------
Joe P. Singletary, Jr.

/s/ Alvin R. Tuten, Jr.          Director                                    March 20, 2000
-----------------------------
Alvin R. Tuten, Jr.

/s/ C. Larry Wilkinson           Executive Vice President and Director       March 20, 2000
-----------------------------
C. Larry Wilkinson

                         Index to Financial Statements


                                                                      Page
                                                                      ----
PAB Bankshares, Inc. and Subsidiaries

  Independent Auditors' Report......................................  F-2

  Consolidated Balance Sheets - December 31, 1999 and 1998..........  F-3

  Consolidated Statements of Income - Years ended December 31,
     1999, 1998 and 1997............................................  F-4

  Consolidated Statements of Comprehensive Income - Years Ended
     December 31, 1999, 1998 and 1997...............................  F-5

  Consolidated Statements of Stockholders' Equity - Years ended
     December 31, 1999, 1998 and 1997...............................  F-6

  Consolidated Statements of Cash Flows - Years Ended December 31,
     1999, 1998 and 1997............................................  F-7

  Notes to Consolidated Financial Statements - Years Ended
     December 31, 1999, 1998 and 1997...............................  F-8

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------



Board of Directors and Stockholders
PAB Bankshares, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1999 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated balance sheet of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 1998 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the two years ended December 31, 1998, prior to their restatement for the 1999 pooling of interests. The contribution of PAB Bankshares, Inc. and Subsidiaries to total assets as of December 31, 1998 and revenues and net income for the year ended December 31, 1998 represented 83%, 84% and 83% of the respective restated totals. The contribution of PAB Bankshares, Inc. and Subsidiaries to revenues and net income for the year ended December 31, 1997 represented 57% and 55% of the respective restated totals. Separate financial statements of the other companies included in the 1998 restated consolidated balance sheet and 1998 and 1997 restated consolidated statements of income, comprehensive income, stockholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1998 and consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the two years ended December 31, 1998, after restatement for the 1999 and 1998 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in
Note 1 of the notes to consolidated financial statements.


/s/ Stewart, Fowler & Stalvey, P.C.
-----------------------------------
Certified Public Accountants

Valdosta, Georgia
January 25, 2000

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                        ASSETS
                                                       ---------
                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                        1999                          1998
                                                                                    ------------                  -----------
Cash and Cash Equivalents:
 Cash and due from banks                                                            $ 31,524,206                   27,222,696
 Interest-bearing deposits in other banks                                             11,616,628                   11,517,164
 Federal funds sold and securities purchased under agreement to resell                21,405,000                   16,405,000
                                                                                    ------------                  -----------
     Total Cash and Cash Equivalents                                                  64,545,834                   55,144,860

Time Deposits                                                                             99,000                      396,000
Investment securities available-for-sale, at fair value, Notes 1 and 2                78,925,871                  100,457,861
Investment in unconsolidated subsidiary, Notes 1 and 18                                   40,391                       34,814
Loans, net of allowance for loan losses ($5,037,074 - 1999; $5,171,905 - 1998)
 and unearned interest, Notes 1,5,7 and 15                                           489,380,093                  435,342,618
Bank Premises and equipment, Notes 1 and 3                                            16,076,124                   15,126,670
Property Acquired in Settlement of Loans and Other Real Estate Owned:
 Land and building of former banking offices, Notes 1 and 4                              302,759                      322,920
 Land and building held for lease, Notes 1 and 4                                         584,333                      590,486
 Property acquired in settlement of loans, Note 1                                        762,667                      438,474
Accrued interest receivable                                                            6,666,640                    6,062,115
Cash value of life insurance, Note 9                                                   3,429,167                    2,888,472
Goodwill and other intangible assets, Note 1                                           2,357,098                    2,713,762
Other assets, Note 1                                                                   1,798,716                      592,026
                                                                                    ------------                  -----------
     Total Assets                                                                   $664,968,693                  620,111,078
                                                                                    ============                  ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
Deposits:
 Noninterest-bearing deposits, Note 6                                               $ 64,915,579                   72,073,495
 Interest-bearing deposits, Note 6                                                   451,288,404                  432,013,633
                                                                                    ------------                  -----------
     Total Deposits                                                                  516,203,983                  504,087,128

Federal funds purchased and securities sold under agreement to repurchase              4,673,036                    3,824,095
Advances from Federal Home Loan Bank, Note 7                                          60,112,240                   39,057,723
Other borrowed funds                                                                   9,155,058                    2,339,170
Accrued interest payable                                                               1,914,285                    1,662,309
Advance payments by borrowers for taxes and insurance                                     30,402                       52,672
Dividends payable                                                                        986,417                    1,114,654
Other Liabilities, Note 9                                                              2,156,012                    1,909,863
                                                                                    ------------                  -----------
     Total Liabilities                                                               595,231,433                  554,047,614
                                                                                    ------------                  -----------
Preferred Stockholders' Equity in Subsidiaries, Note 1                                   126,000                            0
                                                                                    ------------                  -----------
Stockholders' Equity:
 Common stock, no par value, 98,500,000 shares authorized,
   9,617,407 shares (1998 - 9,604,028) issued and 9,617,407
   shares (1998 - 9,604,028) outstanding                                               1,217,065                    1,217,065
 Preferred stock, no par value, 1,500,000 shares authorized,
   no shares issued or outstanding                                                             0                            0
 Additional paid in capital                                                           31,236,921                   31,095,359
 Retained earnings                                                                    37,336,119                   32,334,269
 Accumulated other comprehensive income (loss)                                          (178,845)                   1,416,771
                                                                                    ------------                  -----------
                                                                                      69,611,260                   66,063,464
                                                                                    ------------                  -----------
     Total Liabilities and Stockholders' Equity                                     $664,968,693                  620,111,078
                                                                                    ============                  ===========

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------


                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          1999               1998            1997
                                                                      -----------         ----------       ----------
Interest Income:
Interest and fees on loans, Note 1                                    $42,459,938         40,514,800       37,303,921
Interest on investment securities:
 Taxable                                                                4,849,344          4,921,212        5,414,050
 Tax exempt                                                               249,259            315,524          247,061
Interest on federal funds sold                                            624,774          1,401,957          485,055
Interest on deposits in banks                                             606,012            455,972          635,629
                                                                      -----------         ----------       ----------
 Total                                                                 48,789,327         47,609,465       44,085,716
                                                                      -----------         ----------       ----------
Interest Expense:
Interest on deposits                                                   19,914,138         20,669,846       19,537,259
Interest on federal funds purchased                                       222,879            128,131           75,815
Interest on notes and mortgages                                                 0            151,582          239,779
Interest on other borrowed funds                                          262,114             97,709           30,127
Interest on advances from Federal Home Loan Bank, Note 7                2,507,423          2,391,277        1,342,044
                                                                      -----------         ----------       ----------
 Total                                                                 22,906,554         23,438,545       21,225,024
                                                                      -----------         ----------       ----------
Net Interest Income                                                    25,882,773         24,170,920       22,860,692

Provision for Loan Losses, Notes 1 and 5                                  985,188            903,404          792,900
                                                                      -----------         ----------       ----------
Net Interest Income After Provision for Loan Losses                    24,897,585         23,267,516       22,067,792
                                                                      -----------         ----------       ----------
Other Income:
Service charges on deposit accounts                                     3,629,687          3,280,408        3,080,730
Insurance commissions                                                     219,893            234,679          168,747
Fees on mortgage loans originated for sale                                569,121            725,439          243,904
Late charges and other loan fees                                          705,796            775,120          457,797
Equity in earnings of unconsolidated subsidiary,
 Note 18                                                                  680,578            368,064          255,877
Gain (Loss) on sale of loans                                                    0              1,989           23,955
Gain (Loss) on sale of other real estate                                    2,666             (6,036)           2,154
Gain (Loss) on sale of assets                                               8,223            109,063           (1,854)
Securities gains (losses), Note 1                                         (33,629)            11,313          (12,532)
Other income                                                              983,561            540,750          518,022
                                                                      -----------         ----------       ----------
 Total                                                                  6,765,896          6,040,789        4,736,800
                                                                      -----------         ----------       ----------
Other Expenses:
Compensation                                                            8,278,290          7,364,263        6,689,931
Other personnel expenses, Notes 8 and 9                                 2,218,671          1,760,304        1,538,491
Occupancy expense of bank premises                                        982,977            879,907          889,812
Furniture and equipment expense                                         1,440,998          1,416,560        1,347,018
Federal deposit insurance                                                 138,792            141,942          134,024
Postage and courier services                                              467,113            388,080          411,101
Supplies                                                                  512,247            547,060          592,802
Amortization, Note 1                                                      356,664            356,664          356,664
Other operating expenses                                                4,569,799          4,368,799        3,314,837
                                                                      -----------         ----------       ----------
 Total                                                                 18,965,551         17,223,579       15,274,680
                                                                      -----------         ----------       ----------
Income Before Income Taxes                                             12,697,930         12,084,726       11,529,912

Income Taxes, Notes 1 and 12                                            4,005,054          4,097,924        4,021,979
                                                                      -----------         ----------       ----------
Net Income                                                            $ 8,692,876          7,986,802        7,507,933
                                                                      ===========         ==========       ==========
Earnings Per Share, Note 1:
 Basic                                                                $       .90                .83              .79
                                                                      ===========         ==========       ==========
 Diluted                                                              $       .89                .81              .78
                                                                      ===========         ==========       ==========


Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------

                                                                                    YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                       1999                1998              1997
                                                                   ------------         ----------         ---------
Net income                                                         $  8,692,876         7,986,802          7,507,933
                                                                   ------------         ---------          ---------
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during period            (1,616,553)          606,898            440,759
 Less: reclassification adjustment for (gains) losses
  included in net income                                                 20,937            (7,043)             7,802
                                                                   ------------         ---------          ---------
 Other comprehensive income (loss)                                   (1,595,616)          599,855            448,561
                                                                   ------------         ---------          ---------
Comprehensive Income                                               $  7,097,260         8,586,657          7,956,494
                                                                   ============         =========          =========

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                                                                                             ACCUMULATED
                                                                                               OTHER
                              COMMON STOCK                      ADDITIONAL                  COMPREHENSIVE
                         -----------------------   PREFERRED      PAID IN       RETAINED        INCOME       TREASURY
                           SHARES       AMOUNT       STOCK        CAPITAL       EARNINGS        (LOSS)         STOCK        TOTAL
                         ----------   ----------   ---------    ----------     ----------  -------------   -----------   ----------
Balances, December 31,
 1996, as previously
 reported                8,224,559    $1,263,745           0    25,902,632     14,873,848      (91,000)     1,074,547    40,874,678
Adjustment for
pooling of interests:
 Issuance of shares
  to shareholders of
  Baxley Federal
  Savings Bank           1,323,533             0           0     4,930,707     10,513,136      459,355              0    15,903,198
                         ---------    ----------    --------    ----------     ----------   ----------      ---------    ----------
Balances, December 31,
 1996, as restated       9,548,092     1,263,745           0    30,833,339     25,386,984      368,355      1,074,547    56,777,876
Issuance of shares
 to directors in lieu
 of fees                    15,268             0           0         4,069              0            0        (91,358)       95,427
Issuance of shares
 through dividend
 reinvestment plan          26,150             0           0       270,062              0            0              0       270,062
Issuance of shares
 through common stock
 purchase plan               4,810             0           0        50,732              0            0              0        50,732
Stock issued by pooled
 companies                       0             0           0       432,029              0            0              0       432,029
Net income                       0             0           0             0      7,507,933            0              0     7,507,933
Dividends                        0             0           0             0       (988,423)           0              0      (988,423)
Dividends-pooled
 companies                       0             0           0             0     (4,831,107)           0              0    (4,831,107)
Other comprehensive
 income (loss)                   0             0           0             0              0      448,561              0       448,561
                         ---------    ----------    --------    ----------     ----------   ----------      ---------    ----------
Balances, December 31,
 1997, as restated       9,594,320     1,263,745           0    31,590,231     27,075,387      816,916        983,189    59,763,090
Issuance of shares
 to directors in lieu
 of fees                     7,808             0           0        81,240              0            0              0        81,240
Issuance of shares
 through dividend
 reinvestment plan           1,650             0           0        19,685              0            0              0        19,685
Issuance of stock upon
 exercise of employee
 stock options                 250             0           0         2,515              0            0              0         2,515
Net income                       0             0           0             0      7,986,802            0              0     7,986,802
Dividends                        0             0           0             0     (1,997,476)           0              0    (1,997,476)
Dividends-pooled company         0             0           0             0       (730,444)           0              0      (730,444)
Stock issued by pooled
 companies                       0             0           0       338,197              0            0              0       338,197
Cancellation of
 treasury stock                  0       (46,680)          0      (936,509)             0            0       (983,189)            0
Other comprehensive
 income (loss)                   0             0           0             0              0      599,855              0       599,855
                         ---------    ----------    --------    ----------     ----------   ----------      ---------    ----------
Balances, December 31,
 1998, as restated       9,604,028     1,217,065           0    31,095,359     32,334,269    1,416,771              0    66,063,464
Issuance of shares
 to directors in lieu
 of fees                     9,503             0           0       114,630              0            0              0       114,630
Issuance of stock upon
 exercise of employee
 stock options               3,876             0           0        26,932              0            0              0        26,932
Net income                       0             0           0             0      8,692,876            0              0     8,692,876
Dividends                        0             0           0             0     (3,339,028)           0              0    (3,339,028)
Dividends-pooled
 company                         0             0           0             0       (341,918)           0              0      (341,918)
Dividends on preferred
 stock of subsidiaries           0             0           0             0        (10,080)           0              0       (10,080)
Other comprehensive
 income (loss)                   0             0           0             0              0   (1,595,616)             0    (1,595,616)
                         ---------    ----------    --------    ----------     ----------   ----------      ---------    ----------
Balances, December 31,
 1999                    9,617,407    $1,217,065           0    31,236,921     37,336,119     (178,845)             0    69,611,260
                         =========    ==========    ========    ==========     ==========   ==========      =========    ==========

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                        YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------------------
                                                                           1999                   1998                 1997
                                                                       ------------            -----------          -----------
Cash Flows From Operating Activities:
Net income                                                             $  8,692,876              7,986,802            7,507,933
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                            1,412,249              1,185,923            1,144,058
  Deferred income taxes                                                    (184,024)              (108,625)            (139,553)
  Provision for loan losses                                                 985,188                903,404              792,900
  Amortization                                                              356,664                356,664              356,664
  Amortization (accretion) of securities                                     73,336                (90,462)             (45,690)
  (Gain) loss on sale of assets                                              (8,223)              (109,063)               1,854
  (Gain) loss on sale of loans                                                    0                 (1,989)             (23,955)
  (Gain) loss on sale of other real estate owned                             (2,666)                 6,036               (2,154)
  Securities (gains) losses                                                  33,629                (11,313)              12,532
  Minority interests                                                            823                    741                  595
  Equity in earnings of unconsolidated subsidiary                          (680,578)              (368,064)            (255,877)
  Dividend received from unconsolidated subsidiary                          675,000                400,000              320,000
  Increase in cash value of life insurance                                 (540,695)              (104,634)                   0
  Other non-cash expenses                                                         0                  8,263               98,286
  FHLB stock dividend                                                             0                (36,800)             (50,300)
Change in assets and liabilities:
 (Increase) decrease in accrued interest receivable                        (604,525)              (344,727)            (451,772)
 Increase (decrease) in accrued interest payable                            251,976                (62,383)             (49,682)
 (Increase) decrease in other assets                                        (54,681)              (163,723)            (352,562)
 Increase (decrease) in income taxes payable                                      0                (71,693)              11,986
 Increase (decrease) in other liabilities                                   359,956                214,131              606,238
                                                                       ------------            -----------          -----------
Net cash provided (used) by operating activities                         10,766,305              9,588,488            9,481,501
                                                                       ------------            -----------          -----------
Cash Flows From Investing Activities:
 Capital expenditures                                                    (2,343,484)            (3,537,656)          (1,600,443)
 Proceeds from sale of assets                                                16,318                331,794                    0
 (Increase) decrease in time deposits                                       297,000              3,002,000           (1,703,000)
 (Increase) decrease in loans                                           (55,344,190)           (31,495,210)         (39,239,555)
 Purchase of life insurance policies                                              0                      0             (826,540)
 Principal payments on mortgage-backed securities                         7,435,628             10,209,655            1,286,558
 Purchase of available-for-sale securities                              (16,695,894)           (55,613,823)         (23,016,202)
 Proceeds from sales and calls of available-for-sale
  securities                                                             12,842,700             20,576,316           14,273,949
 Purchase of held-to-maturity securities                                          0                      0           (1,245,625)
 Proceeds from maturities of available-for-sale
  securities                                                             15,278,991             13,127,793           15,223,371
 Proceeds from maturities of held-to-maturity
  securities                                                                      0              1,050,000              500,000
                                                                       ------------            -----------          -----------
Net cash provided (used) by investing activities                        (38,512,931)           (42,349,131)         (36,347,487)
                                                                       ------------            -----------          -----------
Cash Flows From Financing Activities:
 Increase (Decrease) in federal funds purchased                             848,941              3,824,095                    0
 Proceeds of additional stock issued                                         26,932                340,712              351,412
 Increase (decrease) in time deposits                                    14,311,045              8,903,388            7,411,200
 Increase (decrease) in other deposits                                   (2,194,190)            22,627,579           13,931,580
 Advances from Federal Home Loan Bank                                    33,027,000             19,136,000           25,030,000
 Payments on long-term indebtedness                                     (11,972,483)           (14,073,950)         (12,063,076)
 Increase (Decrease) other borrowings                                     6,815,888              1,334,316             (243,075)
 Dividends paid                                                          (3,819,263)            (2,588,387)          (5,619,595)
 Proceeds of preferred stock issued by subsidiaries                         126,000                      0                    0
 (Increase) Decrease in advance payments by borrowers
  for taxes and insurance                                                   (22,270)              (127,650)              20,817
                                                                       ------------            -----------          -----------
Net cash provided (used) by financing activities                         37,147,600             39,376,103           28,819,263
                                                                       ------------            -----------          -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                                              9,400,974              6,615,460            1,953,277
Cash and Cash Equivalents at Beginning of Period                         55,144,860             48,529,400           46,576,123
                                                                       ------------            -----------          -----------
Cash and Cash Equivalents at End of Period                             $ 64,545,834             55,144,860           48,529,400
                                                                       ============            ===========          ===========
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
 Interest                                                              $ 22,654,578             23,500,928           21,274,706
                                                                       ============            ===========          ===========
 Income taxes                                                          $  4,262,579              4,443,569            4,109,240
                                                                       ============            ===========          ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on
 securities available-for-sale                                         $  2,514,112               (909,933)            (722,094)
                                                                       ============            ===========          ===========
Stock issued to directors in payment of fees and
 stock issued through dividend reinvestment plan                       $    114,630                100,925              365,489
                                                                       ============            ===========          ===========

Note: The accompanying notes to consolidated financial statements are an integral part of this statement.

                     PAB BANKSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Nature of operations: PAB Bankshares, Inc. is engaged in the activity of providing traditional banking services through its banking subsidiaries consisting of Park Avenue Bank (Valdosta, Georgia), Farmers and Merchants Bank (Adel, Georgia), First Community Bank of Southwest Georgia (Bainbridge, Georgia), Eagle Bank and Trust (Statesboro, Georgia) and Baxley Federal Savings Bank (Baxley, Georgia). All are state-chartered banks, except for Baxley which is a federally chartered stock savings bank. The Banks primarily grant agribusiness, commercial, consumer and real estate loans with a market area that includes predominately Lowndes County, Cook County, Decatur County, Grady County, Bulloch County, Appling County and Jeff Davis County and the immediate outlying areas. The composition of the Banks' loan portfolio is detailed in
Note 5 of these financial statements. The Banks limit investment securities to U.S. Treasury obligations, obligations of other U.S. Government agencies and corporations, obligations of state and political subdivisions and selected mutual funds. The Banks also purchase time deposits with other banks in denominations generally not exceeding $100,000 per bank and sells federal funds to major correspondent banks.

Through First Community Bank of Southwest Georgia, PAB Bankshares, Inc. also owns one-half of the issued and outstanding stock of an unconsolidated service corporation subsidiary, Empire Financial Services, Inc., which is primarily engaged in the origination and servicing of commercial real estate loans.

In December 1999, the Company formed PAB Financial Services, LLC. Through this subsidiary, the Company began providing investment services. Additionally, during 1999, Park Avenue Bank and First Community Bank of Southwest Georgia formed the subsidiaries PAB Holdings, Inc., PAB Investments, Inc., FCB Holdings, Inc. and FCB Investments, Inc. PAB Investments, Inc. and FCB Investments, Inc. were formed as Real Estate Investment Trusts(REITs). PAB Holdings, Inc. and FCB Holdings, Inc. each own 100% of the common stock and 87% of the preferred stock of the REITs. Park Avenue Bank and First Community Bank of Southwest Georgia own 100% of the common stock of PAB Holdings, Inc. and FCB Holdings, Inc. The new subsidiaries were capitalized with the transfer of qualifying mortgage loans from the Park Avenue Bank and First Community Bank of Southwest Georgia in the approximate amount of $43.2 million and $29.9 million, respectively, and through the issuance of 1,000 shares of preferred stock by each of PAB Investments, Inc. and FCB Investments, Inc. The preferred stock is 8% with a par value of $500 per share. The REITs were established to enable the banks to readily gain access to the capital markets and to enable the banks to realize State tax benefits. The holding companies were established to assist the banks in managing their investment in the REITS.

Consolidated financial statements: The accompanying consolidated financial statements include the accounts of PAB Bankshares, Inc. and its subsidiaries including subsidiaries of Park Avenue Bank and First Community Bank of Southwest Georgia, as discussed previously. All subsidiaries are 100% owned by the respective entity except for Farmers and Merchants Bank which is 99.9% owned. Intercompany transactions and balances have been eliminated in consolidation.

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

---------------------------------------------------------------

Bank premises and equipment and related depreciation: Assets are stated at cost, less depreciation. Depreciation of bank premises and equipment, including a building of a former banking office and a building acquired for lease, is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs, removals and betterment's which do not materially prolong the useful lives of the assets are charged to income as incurred. The cost of property retired or sold, and the related accumulated depreciation, is removed from the accounts, and any gain or loss, after taking into consideration proceeds from sale, is transferred to income.

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

---------------------------------------------------------------

Earnings per share: Earnings per share are computed on the weighted average number of shares and common equivalent shares outstanding. Weighted average shares used in the computation of earnings per share were as follows:

                                  YEAR ENDED DECEMBER 31, 1999   YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1997
                                  -----------------------------  -----------------------------  ----------------------------
                                              WEIGHTED    PER-               WEIGHTED    PER-              WEIGHTED    PER-
                                               AVERAGE   SHARE                AVERAGE   SHARE               AVERAGE   SHARE
                                    INCOME     SHARES    AMOUNT    INCOME     SHARES    AMOUNT   INCOME     SHARES    AMOUNT
                                  ----------  ---------  ------  ----------  ---------  ------  ---------  ---------  ------
Basic Earnings Per Share:
  Net Income                      $8,692,876  9,612,634   $ .90   7,986,802  9,602,946   $ .83  7,507,933  9,544,959   $ .79
                                                          =====                          =====                         =====

Effect of Dilutive Securities:
  Stock Options                            0    136,528                   0    210,879                  0     82,710
                                  ----------  ---------          ----------  ---------          ---------  ---------

Diluted Earning Per Share:
  Net Income                      $8,692,876  9,749,162   $ .89  $7,986,802  9,813,825   $ .81  7,507,933  9,627,669   $ .78
                                  ==========  =========   =====  ==========  =========   =====  =========  =========   =====

The weighted average shares used in calculating earnings per share information has been adjusted to reflect a two-for-one stock split in 1998 and 1996. No transactions occurred after December 31, 1999 and before issuance of the financial statements that would have changed materially the number of common shares or potential common shares outstanding at December 31, 1999 if the transaction had occurred before the end of the period.

Income taxes: Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. At December 31, 1999 and 1998, other assets included a deferred income tax charge of $1,171,251 and $19,242, respectively.

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

---------------------------------------------------------------

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

Advertising: The Company expenses advertising costs as they are incurred. Advertising costs charged to expense were $332,882, $313,374 and $302,399 for the years ended December 31, 1999, 1998 and 1997, respectively.

Capital structure: During 1996 and 1998, the Company had a two-for-one stock split. The effect of the stock split was applied retroactively to previous years. During 1999, the number of authorized shares of common stock was increased from 15,000,000 to 98,500,000 shares. Also, during 1997, the Articles of Incorporation were restated to authorize the issuance of 1,500,000 shares of preferred stock. As of December 31, 1999, no shares of preferred stock had been issued.

Segment reporting: The Company is engaged in the activity of providing traditional banking services through its commercial and savings bank subsidiaries and investment services (beginning December 1999) through PAB Financial Services, LLC as previously discussed under "nature of operations". The Company does not have reportable segments, foreign operations, assets located in foreign countries or major customers, as defined in Statement of Financial Accounting Standards No. 131 (Disclosures About Segments of an Enterprise and Related Information).

Reclassifications: Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the presentation adopted in 1999.

New accounting standards: In June 1996, the FASB issued SFAS No. 125 (Accounting For Transfers And Servicing Of Financial Assets And Extinguishments Of Liabilities). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement applies to transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 by the FASB in December 1996, certain provisions of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard did not have a material impact on the Company's financial statements.

---------------------------------------------------------------

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

---------------------------------------------------------------

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

In June 1998, the FASB issued SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the

---------------------------------------------------------------

hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. As a result of an amendment by SFAS No. 137, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

Proposed accounting standards: In April of 1999, the FASB voted unanimously to eliminate pooling of interest as a method of accounting for business combinations. An exposure draft of a proposed statement of financial accounting standards on business combinations and intangible assets was issued in December 1999. This proposed statement would eliminate use of the pooling of interest method to account for business combinations and require the purchase method to be used to account for all business combinations. Under the proposed standard, an acquiring enterprise shall allocate the cost of an acquired enterprise to assets acquired and liabilities assumed. Prior to that allocation, the acquiring enterprise shall review the purchase consideration, if other than cash, to ensure that it has been valued in accordance with the requirements of Accounting Principles Board Opinion No. 16 and identify all of the assets acquired and liabilities assumed, including intangible assets. The excess of the cost of the acquired enterprise over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed shall be recognized as an asset, commonly referred to as goodwill. Acquired identifiable intangible assets that cannot be reliably measured shall be included in the amount recorded as goodwill. If at the date of acquisition more than one of the following factors is present in the business combination transaction, goodwill shall be tested for recoverability no later than two years after the acquisition date. Those factors include (a) a significant premium was paid over the market capitalization of the acquired enterprise prior to the start of acquisition discussions, (b) the acquisition involved a clearly visible auction or bidding process, (c) the amount of goodwill was significant relative to the cost of the acquired enterprise or (d) the purchase consideration was primarily in the form of the acquiring enterprise's shares. With certain exceptions, the proposed statement will require that the reliably measurable identifiable intangible assets and goodwill be amortized over their useful economic lives but not over a period longer than twenty years. The proposed statement will require the use of the straight-line basis for goodwill and a method for intangibles that reflects the pattern in which the economic benefits of the intangible assets have been consumed or, if that pattern cannot be reliably determined, a straight-line amortization method shall be used. The provisions of the proposed statement shall be effective for business combinations initiated after the issuance date of the statement. Since the provisions of the proposed statement will be applied prospectively, the

---------------------------------------------------------------

effect of the proposed statement on the Company's financial statements cannot currently be determined. However, future possible business combinations that would otherwise qualify for the pooling of interest method of accounting, will no longer qualify for such method of accounting.


Note 2 - Investment Securities
------------------------------

Investment securities are carried in the accompanying balance sheets as follows:

                                                          DECEMBER 31,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------
Available-for-sale                               $78,925,871       100,457,861
Held-to-maturity                                           0                 0
                                                 -----------       -----------

                                                 $78,925,871       100,457,861
                                                 ===========       ===========

Securities available-for-sale consist of the following:
---------------------------------------------------------

As of December 31, 1999:

                                                                          GROSS        GROSS
                                                            AMORTIZED   UNREALIZED  UNREALIZED     MARKET
                                                              COST        GAINS       LOSSES        VALUE
                                                           -----------  ----------  -----------  -----------
U.S. Treasury Obligations                                  $ 4,355,199      12,842        5,134    4,362,907
Obligations of other U.S. Government agencies
  and corporations                                          41,593,298         742      799,249   40,794,791
Obligations of state and political subdivisions              5,508,114      20,986       42,829    5,486,271
Mortgage backed securities                                  21,594,772       9,101      487,153   21,116,720
Federal Home Loan Bank stock                                 3,854,800           0            0    3,854,800
Mutual Funds                                                 1,062,194           0      215,090      847,104
Community Financial Services, Inc. stock                       811,034           0            0      811,034
Other stocks                                                   426,312   1,240,932       15,000    1,652,244
                                                           -----------   ---------  -----------  -----------
                                                           $79,205,723   1,284,603    1,564,455   78,925,871
                                                           ===========   =========  ===========  ===========

As of December 31, 1998:

                                                                          GROSS        GROSS
                                                            AMORTIZED   UNREALIZED  UNREALIZED     MARKET
                                                              COST        GAINS       LOSSES        VALUE
                                                           -----------  ----------  -----------  -----------
U.S. Treasury Obligations                                  $ 9,904,609     194,079            0   10,098,688
Obligations of other U.S. Government agencies
  and corporations                                          44,183,715     350,127       11,964   44,521,878
Obligations of state and political subdivisions              9,096,559     119,448        2,676    9,213,331
Mortgage backed securities                                  29,355,123     178,645      136,820   29,396,948
Federal Home Loan Bank stock                                 3,509,000           0            0    3,509,000
Mutual Funds                                                   287,194           0        3,813      283,381
Federal Reserve Bank stock                                     696,794           0            0      696,794
Community Financial Services, Inc. stock                     1,025,000           0      146,572      878,428
Other stocks                                                   165,607   1,708,806       15,000    1,859,413
                                                           -----------   ---------  -----------  -----------
                                                           $98,223,601   2,551,105      316,845  100,457,861
                                                           ===========   =========  ===========  ===========

------------------------------------------

The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call of prepayment penalties.

                                      SECURITIES
                                  AVAILABLE-FOR-SALE
                                -----------------------
                                               MARKET
                                   COST        VALUE
                                -----------  ----------
Due in one year or less         $ 7,714,533   7,711,067
Due after one year through
 five years                      46,559,265  45,733,311
Due after five years through
 ten years                        4,057,841   4,027,573
Due after ten years              14,719,744  14,288,738
                                -----------  ----------
                                $73,051,383  71,760,689
                                ===========  ==========

Proceeds from sales and calls of available-for-sale securities during 1999 were $12,842,700 with gross gains of $7,827 and gross losses of $41,456 being recognized.

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

Securities with a carrying value of approximately $42,195,456 and $39,070,766 at December 31, 1999 and 1998, respectively, were pledged to secure public monies as required by law.


Note 3 - Bank Premises and Equipment
------------------------------------

Bank premises and equipment are stated at cost less accumulated depreciation, and include the following:

                                              DECEMBER 31,
                                      --------------------------   ESTIMATED
                                          1999          1998      USEFUL LIVES
                                      -------------  -----------  ------------
 Land                                  $ 3,880,781    3,625,781
 Bank premises and improvements         10,830,098   10,725,407   5-40 years
 Furniture, fixtures and equipment       8,194,104    7,307,601   5-15 years
 Automobiles                               201,951      201,951   3-5 years
 Deposit on equipment                            0       41,988
 Construction in progress                1,059,008            0
                                       -----------   ----------
                                        24,165,942   21,902,728
 Less accumulated depreciation          (8,089,818)  (6,776,058)
                                       -----------   ----------

                                       $16,076,124   15,126,670
                                       ===========   ==========

Depreciation expense amounted to $1,412,249, $1,185,923 and $1,144,058 for the years ended December 31, 1999, 1998 and 1997, respectively.

------------------------------------------------

As of December 31, 1999, construction activities included the construction of a new office building for the Company and various improvements at certain of the bank subsidiaries. Construction in progress as of December 31, 1999 amounted to $1,059,008 and total construction cost for these projects amounts to approximately $2,022,000.


Note 4 - Land and Building of Former Banking Office and Land and Building Held
------------------------------------------------------------------------------
For Lease
---------

Land and building of former banking office is stated at cost less accumulated depreciation and include the following:

                                                             DECEMBER 31,
                                                    --------------------------------      ESTIMATED
                                                        1999               1998           USEFUL LIFE
                                                    -------------      -------------      ------------
 Land                                                  $  41,000             41,000
 Building                                                489,760            489,760         30 years
                                                       ---------           --------
                                                         530,760            530,760
 Less accumulated depreciation                          (228,001)          (207,840)
                                                       ---------           --------

                                                       $ 302,759            322,920
                                                       =========           ========



The building is currently being leased. Fair value of these assets exceeds book value.

Land and building acquired for lease is stated at cost less accumulated deprecation and include the following:

                                                             DECEMBER 31,
                                                    --------------------------------       ESTIMATED
                                                        1999               1998           USEFUL LIFE
                                                    -------------      -------------      ------------
 Land                                                 $ 354,589            354,589
 Building                                               240,000            240,000          39 years
                                                      ---------            -------
                                                        594,589            594,589
 Less accumulated depreciation                          (10,256)            (4,103)
                                                      ---------            -------
                                                      $ 584,333            590,486
                                                      =========            =======

The building is currently being leased. Fair value of these assets exceeds book value.


Note 5 - Loans
--------------

Major classifications of loans are as follows:


                                                                                    DECEMBER 31,
                                                                          ------------------------------
                                                                              1999              1998
                                                                          ------------       -----------
 Commercial and financial                                                 $ 59,328,217        56,531,030
 Agricultural                                                                8,197,422         6,759,273
 Real estate - construction                                                 31,858,224        22,566,857
 Real estate - mortgage                                                    332,007,520       298,210,946
 Installment loans to individuals and other                                 62,987,091        56,477,522
 Overdrafts                                                                    436,416           346,766
                                                                          ------------       -----------
                                                                           494,814,890       440,892,394
 Deferred loan fees and unearned interest, net                                (397,723)         (377,871)
                                                                          ------------       -----------
                                                                           494,417,167       440,514,523
 Allowance for loan losses                                                  (5,037,074)       (5,171,905)
                                                                          ------------       -----------
   Loans, Net                                                             $489,380,093       435,342,618
                                                                          ============       ===========


--------------------------

At December 31, 1999 and 1998, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $2,395,379 and $1,567,635, respectively. The average recorded investment in impaired loans amounted to approximately $1,981,379, $1,196,082 and $514,264 for the years ended December 31, 1999, 1998 and 1997, respectively. The allowance for loan losses related to impaired loans amounted to approximately $368,513 and $213,617 at December 31, 1999 and 1998, respectively. Interest income on impaired loans of $116,707, $19,126 and $19,528 was recognized for cash payments received in 1999, 1998 and 1997, respectively. The Banks have no commitments to loan additional funds to borrowers whose loans are classified as impaired.

First mortgage loans on residential (one-to-four units) real estate are pledged to secure advances from the Federal Home Loan Bank (See Note 7). The advances must be fully secured after discounting the qualifying loans at 75% of the principal balances outstanding.

At December 31, 1997, the Company was servicing mortgage loans for the benefit of others totaling approximately $21,346,000. While such loans were originated by the Company, the entire cost of originating the loans has been allocated to the loans with no cost being allocated to the mortgage servicing rights, since management believes the amount to be immaterial. During 1998, the Company suspended its mortgage servicing activities and sold its mortgage servicing rights, realizing a gain of $102,131. Revenue from mortgage servicing activities amounted to $42,592 for the year ended December 31, 1997.

Transactions in the allowance for losses on loans were as follows:

                                              YEAR ENDED DECEMBER 31,
                                    ----------------------------------------
                                       1999           1998           1997
                                    ----------      ---------      ---------
 Balance, January 1                 $5,171,905      4,996,243      4,570,127
 Provision for losses charged to
   operating expenses                  985,188        903,404        792,900
 Recoveries                             96,643         95,271         80,272
                                    ----------      ---------      ---------
     Total                           6,253,736      5,994,918      5,443,299
 Less loans charged off              1,216,662        823,013        447,056
                                    ----------      ---------      ---------

 Balance, December 31               $5,037,074      5,171,905      4,996,243
                                    ==========      =========      =========

Note 6 - Deposits
-----------------

Deposit account balances at December 31, 1999 and 1998 are summarized as follows:

                                     DECEMBER 31,
                            -----------------------------
                                1999             1998
                            ------------      -----------
 Non-interest bearing       $ 64,915,579       72,073,495
 Interest-bearing demand     119,240,927      113,044,945
 Savings deposits             27,666,315       28,898,571
 Certificates of deposit     304,381,162      290,070,117
                            ------------      -----------

                            $516,203,983      504,087,128
                            ============      ===========

-----------------------------

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:


         2000           $233,287,814
         2001             42,409,067
         2002              7,852,560
         2003             13,501,826
         2004              6,491,429
      Thereafter             838,466
                        ------------

                         304,381,162
                        ============


Note 7 - Advances From Federal Home Loan Bank
---------------------------------------------

Advances from the Federal Home Loan Bank consists of the following:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  -------------
Advances payable, interest payable monthly or
 quarterly, combination of fixed and variable
 interest rates which averaged 5.68% and 5.79%
 at December 31, 1999, and 1998, respectively,
 various repayment options, maturities through
 August 2, 2010.                                     $60,112,240    39,057,723
                                                     ===========    ==========

Maturities of the advances for the succeeding five years are as follows:

                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                      2000                          $24,681,522
                      2001                            2,641,729
                      2002                            1,931,941
                      2003                            2,763,824
                      2004                              512,380

The advances are collateralized as provided in Note 5.


Note 8 - Profit Sharing Plan and 401(k) Plan
--------------------------------------------

An employee profit sharing plan and 401(k) plan is provided for qualified employees. The plans are qualified under the Internal Revenue Code. The Board of Directors makes an annual determination of the contribution to the profit sharing plan. By law and pursuant to the terms and provisions of the employee profit sharing plan, a contribution up to a maximum of 15% of the total qualified employee compensation may be made. Under the 401(k) plan, employees may make salary deferral contributions of 1% to 15% of qualified employee compensation. The Company will make matching contributions at a level determined by the Board of Directors. Amounts contributed to the plans for the years ended December 31, 1999, 1998 and 1997 totaled $433,458, $338,469 and
$297,293, respectively.

Note 9 - Deferred Compensation Plan
-----------------------------------

Effective January 1, 1994, the Company adopted a deferred compensation plan for the benefit of key employees. While the plan is to be funded from the general assets of the Company, life insurance policies were acquired for the purpose of serving as the primary funding source. As of December 31, 1999 and 1998, the cash values of these policies were $3,382,190 and $2,849,483, respectively, and the liability accrued for benefits payable under the plan was $785,064 and $403,749, respectively.


Note 10 - Employee Stock Option Plan
------------------------------------

On April 18, 1994 the Company's shareholders approved the 1994 Employee Stock Option Plan (the "1994 Plan"), which provides for the grant of options to purchase shares of the Company's common stock to the employees of the Company. The 1994 Plan serves as an employee incentive and encourages the continued employment of key personnel by facilitating their purchase of an equity interest in the Company. The 1994 Plan covers 400,000 shares of the Company's common stock.

On April 16, 1999, the Company's shareholders approved the 1999 Stock Option Plan (the "1999 Plan"), which provides for the grant of options to purchase shares of the Company's common stock to the Company's and its affiliates' directors, employees, consultants and advisors. The purpose of the 1999 Plan is to maximize the long-term success of the Company, to ensure a balanced emphasis on both current and long-term performance, to enhance participants' identification with shareholders' interests and to facilitate the attraction and retention of key individuals with outstanding abilities. The 1999 Plan covers 600,000 shares of the Company's common stock.

Both plans are administered by the Board of Directors of the Company, which has the authority to select recipients, designate the number of shares to be covered by each option, and, subject to certain restrictions, specify the terms of the options. Both plans provide for the granting of both "incentive stock options" and "non-qualified stock options". Under both plans, the exercise price for each incentive stock option granted shall in no event be less than 100% of the fair market value of the Company's common stock on the date of grant and no stock option shall be exercisable after the expiration of 10 years from the date of grant. Additionally, with limited exceptions, vesting is on a straight-line basis over a five year period beginning one year following the date of the grant.

During the years ended December 31, 1999, 1998 and 1997, the Company granted options to acquire an aggregate of 49,750 shares, 54,500 shares and 152,000 shares under the 1994 Plan. As of December 31, 1999, 27,717 shares of the Company's common stock was still available for grants under the 1994 Plan.

During the year ended December 31, 1999, the Company granted options to acquire an aggregate of 72,000 shares under the 1999 Plan. As of December 31, 1999, 528,000 shares of the Company's common stock were still available for grants under the 1999 Plan.

The fair value of each option grant is estimated on the grant date using an option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 2.50%, risk free interest rate of 5.39%, expected lives of ten years for the options and a volatility rate of 34.2%.

Weighted-average assumptions used for grants in 1998 are as follows: dividend yield of 1.37%, risk-free interest rate of 5.0%, expected lives of five years for the options and a volatility rate of 30.00%.

---------------------------------------

Weighted-average assumptions used for grants in 1997 are as follows: dividend yield of 1.65%, risk-free interest rate of 5.57%, expected lives of five years for the options and a volatility rate of 14.2%.

A summary of the status of the Company's stock option plan as of December 31, 1999, 1998 and 1997, and the changes during the years then ended is presented below:

                                         YEAR ENDED DECEMBER 31, 1999   YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1997
                                         -----------------------------  -----------------------------  -----------------------------
                                                           WEIGHTED-                     WEIGHTED-                       WEIGHTED-
                                                            AVERAGE                       AVERAGE                         AVERAGE
             FIXED                                         EXERCISE                       EXERCISE                       EXERCISE
            OPTIONS                          SHARES          PRICE         SHARES          PRICE           SHARES          PRICE
            -------                      --------------  -------------  -------------  --------------  --------------  -------------
Outstanding at beginning of year            347,103        $   8.76       328,588        $  8.04          188,118         $ 6.35
Granted                                     121,750           16.84        54,500          12.06          152,000          10.58
Exercised                                    (3,876)           6.95       (33,985)         10.03          (11,030)         14.00
Forfeited                                   (24,820)           9.21        (2,000)          8.59             (500)         10.06
                                            -------                      --------                        --------
Outstanding at end of year                  440,157           11.19       347,103           8.76          328,588           8.04
                                            =======                      ========                        ========

Exercisable at December 31                  246,959           10.62       162,603           8.09          162,388           8.59
Weighted-average fair value of
  options granted during the year                          $   6.59                         3.71                            2.91
                                                           ========                      =======                          ======




The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                                            OUTSTANDING OPTIONS                    EXERCISABLE OPTIONS
                                ------------------------------------------    -----------------------------
                                                  WEIGHTED-
       RANGE OF                                    AVERAGE       WEIGHTED                       WEIGHTED-
      OR ACTUAL                    NUMBER         REMAINING      AVERAGE          NUMBER         AVERAGE
      EXERCISE                   OUTSTANDING     CONTRACTUAL     EXERCISE      EXERCISABLE      EXERCISE
       PRICES                    AT 12/31/99        LIFE          PRICE        AT 12/31/99        PRICE
------------------              -------------   -------------  ------------   --------------  -------------
       $ 6.25                     128,000        6.16 years       $ 6.25           92,800         $ 6.25
         6.67                       3,677         .62 years         6.67            3,677           6.67
        10.06                     131,000        7.07 years        10.06           61,682          10.06
        12.06                      44,680        8.00 years        12.06            9,000          12.06
        14.00                       6,000        3.00 years        14.00            6,000          14.00
        14.88                       1,000        9.92 years        14.88              -0-            .00
        15.88                       1,000        9.79 years        15.88              -0-            .00
        16.25                      72,000        9.80 years        16.25           72,000          16.25
        17.81                      46,800        9.11 years        17.81              600          17.81
        18.44                       2,000        8.94 years        18.44              400          18.44
        21.63                       3,000        8.47 years        21.63              600          21.63
        23.13                       1,000        8.55 years        23.13              200          23.13
                                  -------                                        --------
       $ 6.25 to
       $23.13                     440,157                                         246,959
                                  =======                                        ========

If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 1999 would have increased by $741,218, resulting in net income of $7,951,658. Basic earnings per share would have declined from $.90 to $.83 and diluted earnings per share would have declined from $.89 to $.82.

----------------------------------------

If the Company had used the fair value based method of accounting for its employee stock option plan for the year ended December 31, 1998, compensation cost in net income would have increased by $136,754, resulting in net income of $7,850,048. Basic earnings per share would have declined from $.83 to $.82 and diluted earnings per share would have declined from $.81 to $.80.

If the Company had used the fair value based method of accounting for its employee stock option plan for the year ended December 31, 1997, compensation cost in net income would have increased by $170,487, resulting in net income of $7,337,446. Basic earnings per share would have declined from $.79 to $.77 and diluted earnings per share would have declined from $.78 to $.76.

Note 11 - Directors Deferred Stock Purchase Plan
------------------------------------------------

On April 18, 1994, the Company's shareholders approved the Directors Deferred Stock Purchase Plan (the "Director Plan"), which provides that a director of the Company or any subsidiary may elect to receive shares of common stock of the Company in lieu of the cash compensation otherwise payable as director's fees for services as a member of the Board of Directors or any committee thereof.
The shares of common stock issuable to an electing director shall be issued on January 15 following each fiscal year in a whole number (rounded down) resulting from the amount of such director's fees (or a portion thereof as determined by such director) for such previous fiscal year divided by 100% of the fair market value of the common stock as of January 1 of such previous fiscal year. The Director Plan covers 100,000 shares of common stock, which may be authorized for issuance and delivery thereunder. The Director Plan shall remain in effect for five years (through January 15, 1999) or until termination by the Board, whichever occurs first. The Director Plan is administered by the Board of Directors of the Company. The Company has issued 9,503, 7,808 and 15,268 shares of common stock under the Director Plan for the years ended December 31, 1999, 1998 and 1997, respectively. The Plan expired January 15, 1999.

Note 12 - Income Taxes
----------------------

Income tax expense is comprised of federal and state income taxes as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                             1999              1998             1997
                                                          -----------       ----------       ----------
 Current expense                                          $4,189,078        4,206,549        4,161,532
 Deferred (credit)                                          (184,024)        (108,625)        (139,553)
                                                          ----------        ---------        ---------
                                                          $4,005,054        4,097,924        4,021,979
                                                          ==========        =========        =========


Income tax at the statutory rate of 34% is reconciled to the Company's actual provision as follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                             1999              1998             1997
                                                          -----------       ----------       ----------
 Tax at statutory rate                                    $4,317,296        4,108,807        3,920,170
 State income taxes                                          261,302          444,777          341,230
 Benefit of State income tax deduction                       (88,843)        (151,224)        (116,018)
 Tax exempt interest and dividend exclusion                 (358,884)        (330,206)        (250,911)
 Amortization of goodwill                                     43,746           43,746           43,746
 Increase in cash value of life
  insurance policies                                        (196,283)         (38,984)         (27,038)
 Other                                                        26,720           21,008          110,800
                                                          ----------        ---------        ---------

 Actual income tax expense                                $4,005,054        4,097,924        4,021,979
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

                                                  DECEMBER 31,
                                              ------------------------
                                                 1999          1998
                                              ----------     ---------
 Deferred tax assets:
   Allowance for loan losses                  $1,593,140     1,609,888
   Purchase accounting adjustments                     0        18,984
   Deferred compensation plan                    294,807       152,359
   Unrealized losses on available-for-sale
     securities                                  100,360             0
   Other                                          34,237        63,484
                                              ----------     ---------
                                               2,022,544     1,844,715
                                              ----------     ---------
 Deferred tax liabilities:
   Bank premises and equipment and
     depreciation                                648,807       647,282
   Stock dividends                                     0        77,057
   Unrealized gains on available-for-sale
     securities                                        0       867,625
   Amortization of core deposits                  35,711        65,138
   Deferred loan origination cost                166,775       159,314
   Other                                               0         9,057
                                              ----------     ---------
                                                 851,293     1,825,473
                                              ----------     ---------

Net deferred tax assets                       $1,171,251        19,242
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

For tax purposes, included in retained earnings at December 31, 1999, is approximately $4,570,220 of accumulated bad debt deductions related to current or former thrift subsidiaries for which no deferred income tax liability has been recorded. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry-back of net operating losses would give rise to income for tax purposes only, which would be subject to income taxes at the then prevailing corporate rate.

Note 13 - Dividend Reinvestment and Common Stock Purchase Plan
--------------------------------------------------------------

On December 20, 1993, the Company's Board of Directors approved a dividend reinvestment and common stock purchase plan. The purpose of the plan is to provide shareholders of record of the Company's common stock, who elect to participate in the plan, with a simple and convenient means to reinvest automatically cash dividends and make additional voluntary cash purchases of shares of common stock without the expense of brokerage commissions or other fees. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all of their shares or not less than 50% of their shares and make additional voluntary cash payments of not less than $50 nor more than $5,000, in the aggregate, for each calendar year. The price of common stock purchased with dividends or voluntary cash payments will be 100% of the fair market value of the stock as determined by the average of all shares purchased by the Company in the market place for an investment period. During the years ended December 31, 1999, 1998 and 1997, the plan resulted in the incremental issuance of -0-, 1,650 and 30,960 shares, respectively. The decline in the incremental shares issued is due to the current policy of acquiring shares in the market place to fill orders for dividend reinvestment and stock purchases rather than issuing additional shares.


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

                                         NOTIONAL AMOUNT
                                  ---------------------------
                                          DECEMBER 31,
                                  ---------------------------
                                     1999             1998
                                  -----------      ----------
  Commitments to extend credit    $46,366,452      49,938,264
  Standby letters of credit         2,004,312       1,768,132


Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Banks' credit policies and procedures for credit commitments are the same as those for extensions of credit that are reported in the financial statements. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Banks. The Banks' have not incurred any losses on their commitments in either 1999 or 1998.

The nature of the business of the Company and the Banks is such that they are ordinarily subjected to a certain amount of litigation. On September 23, 1999, a bankruptcy trustee filed a complaint against one the Company's subsidiaries seeking the sum of $1,479,725 for the debtor's payment of an antecedent debt during the preference period. The issue is whether overdrafts in the debtor's account are covered by subsequent deposits. The Bank's analysis is that the material portion of the claim does not relate to overdrafts inasmuch as deposits were made each day prior to the deadline for dishonoring draws for insufficient funds. The matter is being vigorously defended and while management believes there are adequate defenses to the action, discovery is in the early stages and, no definitive statement can be made about the possible outcome. In the opinion of management and counsel, there is no litigation in which the outcome will have a material effect on the financial statements.

Note 15 - Related Party Transactions
------------------------------------

At December 31, 1999 and 1998, loans to all officers, directors and employees and their associates aggregated approximately $16,833,538 and $11,939,584, respectively.

The following is a summary of the activity in loans to executive officers, directors and principal shareholders for the year ended December 31, 1999:

     Balance, beginning of year              $ 12,414,041
     Amounts advanced                          11,091,397
     Repayments                               (10,152,949)
                                             ------------

     Balance, end of year                    $ 13,352,489
                                             ============

Employees, officers, directors and principal shareholders maintained customary deposit relationship with the Banks. The aggregate of such deposits was approximately $20,004,880 at December 31, 1999.

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


Note 16 - Regulatory Matters
----------------------------

The primary source of funds available for the payment of cash dividends are dividends received by PAB Bankshares, Inc. from subsidiary Banks. The Banks are limited by banking regulations as to the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Retained earnings of the Banks against which dividends may be charged is approximately $12,067,000 at December 31, 1999 and the amount of dividends which may be paid within one year is approximately $4,930,000.

The Banks are required to maintain average balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1999 was approximately $2,099,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

----------------------------------------

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

The Company's consolidated actual capital amounts and ratios and the minimum amounts and ratios under the capital adequacy and prompt corrective action provisions are presented below:

                                                                                      TO BE WELL
                                                                                   CAPITALIZED UNDER
                                                         FOR CAPITAL               PROMPT CORRECTIVE
                                    ACTUAL            ADEQUACY PURPOSES:           ACTION PROVISIONS:
                                ---------------    ------------------------    --------------------------
                                AMOUNT   RATIO       AMOUNT       RATIO          AMOUNT         RATIO
                                -------  ------    ----------- ------------    -----------  -------------
                                                    (Amounts in thousands)
As of December 31, 1999:
 Total Capital                                                 greater than                  greater than
   (to Risk Weighted Assets)    $72,600   15.0%       38,720   or equal to 8%    48,400      or equal to 10%
 Tier 1 Capital                                                greater than                  greater than
   (to Risk Weighted Assets)     67,563   14.0%       19,304   or equal to 4%    28,956      or equal to 6%
 Tier 1 Capital                                                greater than                  greater than
   (to Average Assets)           67,563   11.8%       22,903   or equal to 4%    28,628      or equal to 5%

As of December 31, 1998:
 Total Capital                                                 greater than                  greater than
   (to Risk Weighted Assets)    $67,105   15.3%       35,088   or equal to 8%    43,859      or equal to 10%
 Tier 1 Capital                                                greater than                  greater than
   (to Risk Weighted Assets)     61,933   14.4%       17,204   or equal to 4%    25,805      or equal to 6%
 Tier 1 Capital                                                greater than                  greater than
   (to Average Assets)           61,933   10.2%       24,287   or equal to 4%    30,359      or equal to 5%


Note 17 - Concentrations of Credit Risk
---------------------------------------

In addition to the concentrations of credit risk disclosures in notes one and five, the Company and its subsidiaries maintains its cash in bank deposit accounts which usually exceed federally insured limits and sells federal funds to correspondent banks on an unsecured basis. The Company and its subsidiaries have not experienced any losses in such accounts. Management believes the Company and its subsidiaries is not exposed to any significant credit risk on cash and cash equivalents and federal funds sold.


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

First Community owns 50% of the outstanding stock of Empire. First Community accounts for its investment in Empire under the equity method. The investment in Empire exceeded First Community's share of the underlying net assets by $45,731 at December 31, 1999, and is being amortized on the straight-line method over twenty-five years.

-------------------------------------------------------------

Following is a summary of the unaudited financial position at December 31, 1999 and 1998 and unaudited results of operations of Empire for the three years ended December 31, 1999:

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1999           1998
                                                                     ----------       --------
                                    ASSETS
                                    ------
Current assets                                                       $  589,382       1,516,951
Premises and equipment                                                  539,668         584,181
                                                                     ----------       ---------

 Total Assets                                                        $1,129,050       2,101,132
                                                                     ==========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current liabilities                                                  $  600,812       1,325,531
Long-term liabilities                                                   421,172         441,302
                                                                     ----------       ---------
 Total Liabilities                                                    1,021,984       1,766,833
Stockholders' equity                                                    107,066         334,299
                                                                     ----------       ---------

 Total Liabilities and Stockholders' Equity                          $1,129,050       2,101,132
                                                                     ==========       =========


                                                             YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1999            1998            1997
                                                     ----------      ----------       ---------
Total revenue                                        $3,324,728       2,999,317       1,724,445
                                                     ==========      ==========       =========
Net income                                           $1,122,766       1,039,334         503,236
                                                     ==========      ==========       =========
First Community Bank of Southwest Georgia's
 proportionate share of net income                   $  561,383         519,667         251,618
                                                     ==========      ==========       =========

To facilitate the timely closing of its books and preparation of monthly financial statements, the Company's subsidiary (First Community Bank of Southwest Georgia) follows a consistent practice of accruing its share of Empire earnings one month in arrears. As of December 31, 1999 and 1998, an additional amount of earnings of approximately $59,000 and $150,000 was recorded in January 2000 and January 1999, respectively.

Note 19 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------

Condensed balance sheets of PAB Bankshares, Inc. as of December 31, 1999 and 1998 and related statements of income and cash flows for the three years ended December 31, 1999 are as follows:

                                BALANCE SHEETS
                                --------------

                                                              DECEMBER 31,
                                                        ------------------------
                       ASSETS                               1999         1998
                       ------                           -----------   ----------
Cash on deposit with subsidiary banks                   $13,050,358    4,296,858
Investment in Subsidiaries:
 Park Avenue Bank                                        18,056,297   16,628,190
 Farmers & Merchants Bank                                 4,928,443    4,881,654
 First Community Bank of Southwest Georgia               15,796,222   16,888,997
 Eagle Bank and Trust                                     6,431,686    7,244,621
 Baxley Federal Savings Bank                              9,459,944   14,961,107
 PAB Financial Services, LLC                                 28,054            0
Other investments                                           349,945            0
Property, Plant and Equipment, net of accumulated
 depreciation                                             1,232,783      565,702
Land and building held for lease, net of accumulated
 depreciation                                               584,333      590,486
Income taxes receivable                                     772,835      737,965
Other assets                                                268,632      279,498
                                                        -----------   ----------

   Total Assets                                         $70,959,532   67,075,078
                                                        ===========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
 Dividends payable                                      $   976,337      662,440
 Other liabilities                                          371,935      349,174
                                                        -----------   ----------
                                                          1,348,272    1,011,614
                                                        -----------   ----------
Stockholders' Equity:
 Common stock                                             1,217,065    1,217,065
 Additional paid in capital                              31,236,921   31,095,359
 Retained earnings                                       37,336,119   32,334,269
 Other comprehensive income (loss)                         (178,845)   1,416,771
                                                        -----------   ----------
                                                         69,611,260   66,063,464
                                                        -----------   ----------

   Total Liabilities and Stockholders' Equity           $70,959,532   67,075,078
                                                        ===========   ==========

Note 19 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

                             STATEMENTS OF INCOME
                             --------------------

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             1999          1998          1997
                                                         ------------   -----------   -----------
Income:
 Equity in earnings of subsidiary banks:
  Park Avenue Bank
  Farmers & Merchants Bank                               $  3,678,135     3,273,601     2,791,419
  First Community Bank of Southwest Georgia                   914,155       822,972       654,480
  Eagle Bank and Trust                                      3,207,476     2,930,637     2,533,316
  Baxley Federal Savings Bank                                 892,347       817,794       749,145
  PAB Financial Services                                    1,167,244     1,335,752     1,505,039
 Interest Income:                                             (21,946)            0             0
  Subsidiary banks
 Computer service income, management                           14,132        10,224        15,246
  and other fees from subsidiary banks
 Other income                                               1,256,033       976,459     1,084,887
                                                               36,032        11,183         3,831
                                                         ------------   -----------   -----------
Expenses                                                   11,143,608    10,178,622     9,337,363
                                                            3,131,068     2,925,795     2,243,765
Income before taxes                                      ------------   -----------   -----------
Income taxes (benefit)                                      8,012,540     7,252,827     7,093,598
                                                             (680,336)     (733,975)     (414,335)
                                                         ------------   -----------   -----------
Net Income
                                                         $  8,692,876     7,986,802     7,507,933
                                                         ============   ===========   ===========

Note 19 - Financial Information of PAB Bankshares, Inc. (Parent Only)
---------------------------------------------------------------------
(Continued)
-----------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                             YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                       1999          1998          1997
                                                                   ------------   -----------   -----------
Cash Flows From Operating Activities:
 Net income                                                        $  8,692,876     7,986,802     7,507,933
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                                        267,321       245,021       203,094
   Equity in earnings of subsidiary banks                            (9,837,411)   (9,180,756)   (8,233,399)
   (Gains) Loss on sale of assets                                             0        (6,932)            0
   Dividends received from subsidiaries:
    Park Avenue Bank                                                  1,637,000     1,395,708     2,170,812
    Farmers & Merchants Banks                                           735,975       327,245       370,167
    First Community Bank of Southwest Georgia                         3,913,500     5,778,050     1,691,123
    Eagle Bank and Trust                                              1,558,250       382,339             0
    Baxley Federal Savings Bank                                       6,000,000             0             0
   Deferred income taxes                                                 (9,150)        6,539        18,772
 Change in assets and liabilities                                       125,442      (394,048)      204,849
                                                                   ------------   -----------   -----------
 Net cash provided (used) by operating activities                    13,083,803     6,539,968     3,933,351
                                                                   ------------   -----------   -----------

Cash Flows From Investing Activities:
 Proceeds from sale of assets                                                 0        17,600             0
 Capital expenditures                                                  (924,171)     (733,914)     (405,678)
 (Increase) Decrease in cash value of
   life insurance                                                        (7,988)       (2,181)       (6,938)
 Purchase of available-for-sale securities                             (349,945)            0             0
 Investment in subsidiary                                               (50,000)            0             0
                                                                   ------------   -----------   -----------
 Net cash provided (used) by investing activities                    (1,332,104)     (718,495)     (412,616)
                                                                   ------------   -----------   -----------

Cash Flows From Financing Activities:
 Dividends paid                                                      (3,025,131)   (2,141,687)   (1,335,932)
 Repayment of notes payable                                                   0    (2,184,000)   (1,200,000)
 Proceeds from issuance of stock                                         26,932       340,712       124,302
 Acquisition of treasury stock                                                0             0             0
                                                                   ------------   -----------   -----------
 Net cash provided (used) by financing activities                    (2,998,199)   (3,984,975)   (2,411,630)
                                                                   ------------   -----------   -----------

Net Increase (Decrease) in Cash                                       8,753,500     1,836,498     1,109,105

Cash and Cash Equivalents at Beginning of Period                      4,296,858     2,460,360     1,351,255
                                                                   ------------   -----------   -----------

Cash and Cash Equivalents at End of Period                         $ 13,050,358     4,296,858     2,460,360
                                                                   ============   ===========   ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash paid during the period for:
 Interest                                                          $          0       151,582       240,184
                                                                   ============   ===========   ===========
 Income taxes (received)                                           $   (636,316)     (364,208)     (467,814)
                                                                   ============   ===========   ===========

Note 20 - Fair Values of Financial Instruments
----------------------------------------------

The estimated fair values of the Company's financial instruments are as follows:

                                                                DECEMBER 31, 1999           DECEMBER 31, 1998
                                                           --------------------------   -------------------------
                                                             CARRYING        FAIR        CARRYING        FAIR
                                                              AMOUNT        VALUE         AMOUNT         VALUE
                                                           ------------  ------------   -----------   -----------
Financial assets:
 Cash and cash equivalents                                 $ 64,545,834    64,545,834    55,144,860    55,144,860
 Time deposits                                                   99,000        99,000       396,000       396,000
 Investment securities                                       78,925,871    78,925,871   100,457,861   100,457,861
 Loans, net of allowance for loan losses                    489,380,093   486,121,093   435,342,618   427,486,000
 Accrued interest receivable                                  6,666,640     6,666,640     6,062,115     6,062,115

Financial liabilities:
 Deposits                                                   516,203,983   517,330,983   504,087,128   514,336,000
 Advances from Federal Home Loan Bank                        60,112,240    59,014,790    39,057,723    35,390,000
 Accrued interest payable                                     1,914,285     1,914,285     1,662,309     1,662,309
 Other borrowed funds                                         9,155,058     9,155,058     2,339,170     2,339,170
 Federal funds purchased                                      4,673,036     4,673,036     3,824,095     3,824,095

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

                                                             NOTIONAL        FAIR        NOTIONAL        FAIR
                                                              AMOUNT        VALUE         AMOUNT         VALUE
                                                           ------------  ------------   -----------   -----------
Other:
 Commitments to extend credit                              $ 46,366,452    46,366,452    49,938,264    49,938,264
 Standby letters of credit                                    2,004,312     2,004,312     1,768,132     1,768,132


Note 21 - Mergers and Acquisitions
----------------------------------

On November 30,1999, the Company acquired all of the outstanding common stock of Baxley Federal Savings Bank (Baxley) in exchange for 1,323,533 shares of the Company's common stock and a nominal amount of cash in lieu of fractional shares. Immediately following the merger, Baxley became a wholly-owned subsidiary of the Company. Baxley Federal Savings Bank is a federally chartered stock savings bank operating in Baxley and Hazelhurst, Georgia.

----------------------------------------------

The merger of Baxley has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include the accounts and operations of the pooled companies. The following table presents a reconciliation of net interest income and net income, as previously reported by the Company, to those presented in the accompanying consolidated financial statements and reflects the net interest income and net income of the previously separate company for the periods before the mergers.

                                      YEAR ENDED DECEMBER 31,
                                -----------------------------------
                                   1999         1998        1997
                                -----------  ----------  ----------

Net Interest Income:
 PAB Bankshares, Inc.           $22,317,279  20,693,482  19,093,573
 Baxley Federal Savings Bank      3,565,494   3,477,438   3,767,119
                                -----------  ----------  ----------

     Combined                   $25,882,773  24,170,920  22,860,692
                                ===========  ==========  ==========

Net Income:
 PAB Bankshares, Inc.           $ 7,525,632   6,651,050   6,002,894
 Baxley Federal Savings Bank      1,167,244   1,335,752   1,505,039
                                -----------  ----------  ----------

     Combined                   $ 8,692,876   7,986,802   7,507,933
                                ===========  ==========  ==========

Note 22 - Quarterly Results of Operations (Unaudited)
-----------------------------------------------------

The following is a summary of the quarterly results of operations for the two years ended December 31, 1999:

                                              QUARTERLY PERIOD ENDED
                                 ----------------------------------------------
                                 MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                 ---------  --------  -------------  ----------
                                      (In Thousands, Except Per share Data)
Year Ended December 31, 1999:
 Interest income                  $11,713    12,022     12,262        12,792
 Interest expense                  (5,702)   (5,574)    (5,597)       (6,033)
                                  -------    ------     ------        ------
 Net interest income                6,011     6,448      6,665         6,759
 Provision for loan losses           (162)     (198)      (224)         (401)
                                  -------    ------     ------        ------
 Net interest income
   after provision for
   loan losses                      5,849     6,250      6,441         6,358
 Other income                       1,686     1,529      1,580         1,970
 Other expenses                    (4,518)   (4,516)    (4,661)       (5,270)
                                  -------    ------     ------        ------
 Income before income taxes         3,017     3,263      3,360         3,058
 Income taxes                        (974)   (1,132)    (1,099)         (800)
                                  -------    ------     ------        ------
 Net income                       $ 2,043     2,131      2,261         2,258
                                  =======    ======     ======        ======

 Basic earnings per share         $   .21       .22        .24           .23
                                  =======    ======     ======        ======
 Diluted earnings per share       $   .21       .22        .23           .23
                                  =======    ======     ======        ======

Year Ended December 31, 1998:
 Interest income                  $11,598    11,903     12,094        12,015
 Interest expense                  (5,657)   (5,905)    (5,952)       (5,926)
                                  -------    ------     ------        ------
 Net interest income                5,941     5,998      6,142         6,089
 Provision for loan losses           (292)     (174)      (166)         (271)
                                  -------    ------     ------        ------
 Net interest income
   after provision for
   loan losses                      5,649     5,824      5,976         5,818
 Other income                       1,547     1,460      1,500         1,534
 Other expenses                    (3,949)   (4,265)    (4,448)       (4,562)
                                  -------    ------     ------        ------
 Income before income taxes         3,247     3,019      3,028         2,790
 Income taxes                      (1,075)   (1,058)    (1,051)         (914)
                                  -------    ------     ------        ------
 Net income                       $ 2,172     1,961      1,977         1,876
                                  =======    ======     ======        ======

 Basic earnings per share         $   .22       .21        .21           .19
                                  =======    ======     ======        ======
 Diluted earnings per share       $   .22       .21        .20           .18
                                  =======    ======     ======        ======