Form 10-Q
period 2000-03-31
PAB BANKSHARES INC
filed 2000-05-15
CIK 705200

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

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

                             3250 North Valdosta Road
                              Valdosta, Georgia 31602
                     (Address of principal executive offices)

                                  (912) 241-2775
                          (Registrant's telephone number)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   X   No
                                                        ---      ---

   The number of shares outstanding of the Issuer's class of common stock at March 31, 2000 was 9,540,471 shares of common stock.

                               PAB BANKSHARES, INC.

                                     FORM 10-Q

                                 TABLE OF CONTENTS
                                 -----------------


                                                                         PAGE
                                                                         ----

                          PART I - FINANCIAL INFORMATION





   Item 1.  FINANCIAL STATEMENTS:

                  CONSOLIDATED BALANCE SHEETS - MARCH 31, 2000
                   (UNAUDITED) AND DECEMBER 31, 1999   . . . . . . . . . . .  3

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) -  THREE
                   MONTH PERIODS ENDED MARCH 31, 2000 AND 1999   . . . . . .  4

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) -
                   THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999   . . .  5

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (UNAUDITED) - THREE MONTH PERIODS ENDED MARCH 31,
                   2000 AND 1999   . . . . . . . . . . . . . . . . . . . . .  6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -
                   THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999   . . .  7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .  8


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . .  9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . .  16


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

                                                   PABBANKSHARES,INC. ANDSUBSIDIARIES

                                                        CONSOLIDATED BALANCE SHEETS
                                                        ---------------------------

                                                                   ASSETS
                                                                   ------
                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 2000               1999
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                  $  19,297,823         31,524,206
   Interest-bearing deposits in other banks                                                    10,603,282         11,616,628
   Federal funds sold and securities purchased under
     agreement to resell                                                                        8,750,000         21,405,000
                                                                                            -------------      -------------
       Total Cash and Cash Equivalents                                                         38,651,105         64,545,834
Time Deposits                                                                                   1,099,000             99,000
Investment Securities available-for-sale, at fair value                                        75,536,805         78,925,871
Investment in unconsolidated subsidiary                                                           179,599             40,391
Loans, Net of Allowance for Loan Losses ($5,395,662 - 2000;
   $5,037,074 - 1999) and Unearned Interest                                                   515,921,547        489,380,093
Bank Premises and Equipment                                                                    16,989,191         16,076,124
Property Acquired in Settlement of Loans and Other Real Estate
   Owned:
   Land and building of former banking offices                                                    297,719            302,759
   Land and building held for lease                                                               582,794            584,333
   Property acquired in settlement of loans                                                       864,605            762,667
Accrued Interest Receivable                                                                     6,434,066          6,666,640
Cash Value of Life Insurance                                                                    2,672,430          3,429,167
Goodwill and other intangible assets                                                            2,267,932          2,357,098
Other Assets                                                                                    2,110,388          1,798,716
                                                                                            -------------      -------------

       Total Assets                                                                         $ 663,607,181        664,968,693
                                                                                            =============      =============


                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    ------------------------------------

Deposits:
   Noninterest-bearing deposits                                                             $  67,029,983         64,915,579
   Interest-bearing deposits                                                                  459,287,292        451,288,404
                                                                                            -------------      -------------
       Total Deposits                                                                         526,317,275        516,203,983

Federal funds purchased and securities sold under
   agreement to repurchase                                                                      4,976,422          4,673,036
Advances from Federal Home Loan Bank                                                           52,150,054         60,112,240
Other borrowed funds                                                                            6,282,208          9,155,058
Accrued interest payable                                                                        1,953,545          1,914,285
Advance payments by borrowers for taxes and insurance                                              49,888             30,402
Dividends payable                                                                                 938,212            986,417
Income taxes payable                                                                              117,031                  0
Other liabilities                                                                               1,289,092          2,156,012
                                                                                           --------------      -------------

       Total Liabilities                                                                      594,073,727        595,231,433
                                                                                           --------------      -------------

Preferred Stockholders' Equity in Subsidiaries                                                    126,000            126,000
                                                                                           --------------      -------------

Stockholders' Equity:
   Common stock, no par value, 98,500,000 shares authorized,
     9,540,471 shares (1999   9,617,407) issued and 9,540,471
     shares (1999   9,617,407) outstanding                                                      1,217,065          1,217,065
   Preferred stock, no par value, 1,500,000 shares authorized,
     no shares issued or outstanding                                                                    0                  0
   Additional paid in capital                                                                  30,192,075         31,236,921
   Retained earnings                                                                           38,458,756         37,336,119
   Accumulated other comprehensive income (loss)                                                 (460,442)          (178,845)
                                                                                            -------------     --------------
                                                                                               69,407,454         69,611,260
                                                                                            -------------     --------------

       Total Liabilities and Stockholders' Equity                                           $ 663,607,181        664,968,693
                                                                                            =============     ==============

                                                   PAB BANKSHARES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                     ---------------------------------
                                                                (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                             2000                1999
                                                          ----------          ----------
Interest Income:
Interest and fees on loans                                $11,756,975           9,958,257
   Interest on investment securities:
       Taxable                                              1,048,937           1,304,672
       Tax exempt                                              61,414              97,720
     Interest on federal funds sold                           283,947             196,777
     Interest on deposits in banks                            137,483             155,524
                                                          -----------        ------------

       Total                                               13,288,756          11,712,950
                                                          -----------         -----------

Interest Expense:
     Interest on deposits                                   5,235,081           5,038,257
     Interest on federal funds purchased
       and securities sold under agreement
       to repurchase                                           53,532              38,006
     Interest on other borrowed funds                          83,969              28,934
     Interest on advances from Federal
       Home Loan Bank                                         850,470             597,221
                                                          -----------         -----------

       Total                                                6,223,052           5,702,418
                                                          -----------         -----------

Net Interest Income                                         7,065,704           6,010,532

Provision for Loan Losses                                     391,437             162,250
                                                          -----------         -----------

Net Interest Income After Provision
     for Loan Losses                                        6,674,267           5,848,282
                                                          -----------         -----------

Other Income:
     Service charges on deposit accounts                      913,260             815,241
     Insurance commissions                                     53,311              59,646
     Late charges and other loan fees                         184,174             176,171
     Equity in earnings of unconsolidated
       subsidiary                                             139,208             257,154
     Fees on mortgage loans originated
       for sale                                                71,071             188,191
     Gain (Loss) on sale of assets                              8,048              16,318
     Other income                                             160,000             185,495
     Securities gains (losses)                                 (5,879)            (11,762)
                                                          -----------         -----------

     Total                                                  1,523,193           1,686,454
                                                          -----------         -----------
Other Expenses:
     Compensation                                           2,263,653           2,032,633
     Other personnel expenses                                 624,883             495,340
     Occupancy expense of bank premises                       267,825             241,564
     Furniture and equipment expense                          377,322             329,251
     Federal deposit insurance                                 26,726              32,483
     Postage and courier services                             124,728             123,639
     Supplies                                                 133,888             148,097
     Amortization                                              89,167              89,167
     Other operating expenses                               1,127,244           1,025,931
                                                          -----------         -----------

     Total                                                  5,035,436           4,518,105
                                                          -----------         -----------

Income Before Income Taxes                                  3,162,024           3,016,631
Income Taxes                                                1,037,635             973,867
                                                         ------------         -----------

Net Income                                               $  2,124,389           2,042,764
                                                         ============         ===========

Earnings Per Share:
   Basic                                                 $        .22                 .21
                                                         ============         ===========
   Diluted                                               $        .22                 .21
                                                         ============         ===========

Weighted Average Shares:
   Basic                                                    9,574,465           9,609,307
                                                         ============         ===========
   Diluted                                                  9,674,809           9,774,983
                                                         ============         ===========

                                                   PAB BANKSHARES, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              -----------------------------------------------
                                                                (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                             2000                1999
                                                          ----------          ----------
Net income                                                 $2,124,389           2,042,764
                                                           ----------          ----------
Other comprehensive income (loss),
   net of tax:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                                 (285,257)           (545,640)
     Less:  reclassification adjustment
       for (gains) losses included in
       net income                                               3,660               7,323
                                                           ----------          ----------
   Other comprehensive income (loss)                         (281,597)           (538,317)
                                                           ----------          ----------
Comprehensive Income                                       $1,842,792           1,504,447
                                                           ==========          ==========

                                                   PAB BANKSHARES, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                 ------------------------------------------

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                          ADDITIONAL              COMPREHENSIVE
                                       COMMON STOCK          PREFERRED     PAID IN      RETAINED      INCOME
                                    SHARES       AMOUNT        STOCK       CAPITAL      EARNINGS      (LOSS)       TOTAL
                                   ---------   ----------    ---------   -----------   ----------   ---------   ----------
Balances, December 31,
     1998                          9,604,028   $1,217,065           0     31,095,359   32,334,269   1,416,771   66,063,464

Issuance of shares
 to directors in
 lieu of fees                          9,503            0           0        114,630            0           0      114,630

Net Income                                 0            0           0              0    2,042,764           0    2,042,764

Dividends                                  0            0           0              0     (746,101)          0     (746,101)

Other comprehensive
     income (loss)                         0            0           0              0            0    (538,317)    (538,317)
                                  ----------   ----------  ----------    -----------   ----------  ----------   ----------

Balances, March 31,
 1999 (Unaudited)                  9,613,531   $1,217,065           0     31,209,989   33,630,932     878,454   66,936,440
                                  ==========   ==========  ==========    ===========   ==========  ==========   ==========

Balances, December 31,
     1999                          9,617,407   $1,217,065           0     31,236,921   37,336,119    (178,845)  69,611,260

Shares acquired through
     stock repurchase plan
     and canceled                    (77,416)           0           0     (1,049,835)           0           0   (1,049,835)
Issuance of stock
     upon exercise of
     employee stock
     options                             480            0           0          4,989            0           0        4,989

Net Income                                 0            0           0              0    2,124,389           0    2,124,389

Dividends                                  0            0           0              0   (1,001,752)          0   (1,001,752)

Other comprehensive
     income (loss)                         0            0           0              0            0    (281,597)    (281,597)
                                  ----------   ----------  ----------    -----------   ----------  ----------   ----------

Balances, March 31,
     2000 (Unaudited)              9,540,471   $1,217,065           0     30,192,075   38,458,756    (460,442)  69,407,454
                                  ==========   ==========  ==========    ===========   ==========  ==========   ==========

                                                   PAB BANKSHARES, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   -------------------------------------
                                                                (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                    -----------------------------
                                                                                                       2000              1999
                                                                                                    ----------        ----------
Cash Flows From Operating Activities:
   Net income                                                                                      $ 2,124,389          2,042,764
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                      375,804            327,558
     Deferred income taxes                                                                             (14,494)           (11,513)
     Provision for loan losses                                                                         391,437            162,250
     Amortization                                                                                       89,167             89,167
     Amortization (accretion) of securities                                                              7,679             24,128
     (Gain) loss on sale of assets                                                                      (8,048)           (16,318)
     Securities (gains) losses                                                                           5,879             11,762
     Minority interests                                                                                    218                215
     Equity in earnings of unconsolidated subsidiary                                                  (139,208)          (257,154)
     Dividend received from unconsolidated subsidiary                                                        0            200,000
     Increase in cash value of life insurance                                                          (34,170)           (26,531)
     Deferred charges, net                                                                               1,426             17,580
   Change in assets and liabilities:
     (Increase) decrease in accrued interest receivable                                                232,574            290,816
     Increase (decrease) in accrued interest payable                                                    39,260             98,375
     (Increase) decrease in other assets                                                              (152,807)           (80,596)
     Increase (decrease) in income taxes payable                                                       117,031            522,829
     Increase (decrease) in other liabilities                                                         (867,138)          (328,845)
                                                                                                   -----------        -----------

   Net cash provided (used) by operating activities                                                  2,168,999          3,066,487
                                                                                                   -----------        -----------

Cash Flows From Investing Activities:
   Capital expenditures                                                                             (1,306,801)          (466,373)
   Proceeds from sale of assets                                                                         32,557                  0
   (Increase) decrease in time deposits                                                             (1,000,000)                 0
   (Increase) decrease in loans                                                                    (27,036,255)        (7,861,547)
   Proceeds of life insurance policy                                                                   790,907                  0
   Principal payments on mortgage-backed securities                                                  1,057,438          2,420,819
   Purchase of available-for-sale securities                                                          (160,084)        (5,214,217)
   Proceeds from sales and calls of available-for-sale securities                                      558,200          8,153,238
   Proceeds from maturities of available-for-sale securities                                         1,493,985          2,591,305
                                                                                                   -----------        -----------

   Net cash provided (used) by investing activities                                                (25,570,053)          (376,775)
                                                                                                   -----------        -----------

Cash Flows From Financing Activities:
   Increase (Decrease) in federal funds purchased                                                      303,386            239,277
   Proceeds from additional stock issued                                                                 4,989                  0
   Increase (decrease) in time deposits                                                              7,998,888          2,114,430
   Increase (decrease) in other deposits                                                             2,114,404        (11,459,455)
   Advances from Federal Home Loan Bank                                                             23,700,000          1,600,000
   Payments on long-term indebtedness                                                              (31,662,186)        (3,303,666)
   Increase (Decrease) other borrowings                                                             (2,872,850)         1,623,323
   Dividends paid                                                                                   (1,049,957)        (1,197,343)
   Acquisition of common stock                                                                      (1,049,835)                 0
   Increase (Decrease) in advance payments by borrowers for
     taxes and insurance                                                                                19,486             13,703
                                                                                                   -----------        -----------

   Net cash provided (used) by financing activities                                                 (2,493,675)       (10,369,731)
                                                                                                   -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                               (25,894,729)        (7,680,019)

Cash and Cash Equivalents at Beginning of Period                                                    64,545,834         55,144,860
                                                                                                   -----------        -----------

Cash and Cash Equivalents at End of Period                                                         $38,651,105         47,464,841
                                                                                                   ===========        ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash Paid During The Period For:
   Interest                                                                                        $ 6,183,792          5,604,044
                                                                                                   ===========        ===========
   Income taxes                                                                                    $   899,588            145,957
                                                                                                   ===========        ===========

Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on securities
   available-for-sale                                                                              $   411,115            720,809
                                                                                                   ===========        ===========
Stock issued to directors in payment of fees and stock issued through dividend
   reinvestment plan                                                                               $         0            114,630
                                                                                                   ===========        ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 1 - Basis of Presentation
______________________________

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Prior period financial information has been restated for a business combination with Baxley Federal Savings Bank (Baxley) on November 30, 1999 and accounted for as a pooling of interests in conformity with generally accepted accounting principles.


Note 2 - Business Combinations
______________________________

On November 30, 1999, PAB Bankshares, Inc. (PAB) issued 1,323,533 shares of common stock and a nominal amount of cash in lieu of fractional shares in exchange for all of the outstanding stock of Baxley (Baxley, Georgia). This transaction, accounted for as a pooling of interests, added $113.2 million in assets.

As explained in Note 1, PAB restated prior period financial information for the Baxley transaction. The following table presents net interest income, net income and earnings per share as reported by PAB and Baxley and on a combined basis for the three months ended March 31, 1999 (amounts in thousands, except per share information):

Net Interest Income:
            PAB                                       $    5,156
            Baxley                                           855
                                                      ----------
            Combined                                  $    6,011
                                                      ==========

Net Income:
            PAB                                       $    1,722
            Baxley                                           321
                                                      ----------
            Combined                                  $    2,043
                                                      ==========

Basic Earnings Per Share:
            PAB                                       $      .21
            Baxley                                           .58
            Combined                                         .21

Diluted Earnings Per Share:
            PAB                                       $      .20
            Baxley                                           .58
            Combined                                         .21


ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

On November 30, 1999, the Company completed its merger of Baxley Federal Savings
Bank.  The transaction has been accounted for as a pooling of interests;
therefore, all prior period financial information has been restated to reflect the merger. Current period financial information reflects the merger as if it had occurred on January 1, 1999.

Results of Operations
---------------------

The Company, including the operations of its subsidiaries, reported consolidated net income of $2,124,389 for the three months ended March 31, 2000 compared to $2,042,764 for the three months ended March 31, 1999. Basic earnings per share were $.22 for the three months ended March 31, 2000 compared to $.21 per share for the quarter ended March 31, 1999. Diluted earnings per share were $.22 per share for the three months ended March 31, 2000 compared to $.21 per share for the three months ended March 31, 1999, an increase of 4.76%. Net interest income after provision for loan losses was $6,674,267 and $5,848,282 for the three months ended March 31, 2000 and 1999, respectively. The provision for loan losses was $391,437 and $162,250 for the three months ended March 31, 2000 and 1999, respectively. Noninterest income totaled $1,523,193 and $1,686,454 for the three months ended March 31, 2000 and 1999, respectively, and noninterest expenses totaled $5,035,436 and $4,518,105 for the three months ended March 31, 2000 and 1999, respectively.

Comprehensive income was $1,842,792 and $1,504,447 for the three months ended
March 31, 2000 and 1999, respectively. Other comprehensive income consisted of unrealized gains and losses on available-for-sale securities.

The return on average assets was 1.28% for 2000 compared to 1.33% for 1999. The return on average equity was 12.23% for 2000 and 12.29% for 1999. Continued strong loan demand contributed to an increase in the net interest margin to 4.62% for the quarter ended March 31, 2000 compared to 4.26% for the quarter ended March 31, 1999.

The following table summarizes selected performance information for the Company:


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ------------------
                                                        2000     1999
                                                      -------- --------
  Annualized return on average assets                    1.28%    1.33%
  Annualized return on average equity                   12.23%   12.29%
  Annualized net interest margin as
  percentage of average interest-earning
    assets                                               4.62%    4.26%
  Equity-to-assets at March 31                          10.46%   10.93%
  Book value per share at March 31                      $7.28    $6.96
  Efficiency Ratio                                      58.37%   58.25%


The following table summarizes the results of operations of the Company for the three month periods ended March 31, 2000 and 1999.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         2000      1999
                                                       --------  --------
                                                         (IN THOUSANDS)
             Interest income                          $ 13,289    11,713
             Interest expense                           (6,223)   (5,702)
                                                       --------   -------
             Net interest income                         7,066     6,011
             Provision for loan losses                    (391)     (162)
             Noninterest income                          1,523     1,686
             Noninterest expense                        (5,036)   (4,518)
                                                      --------   -------
             Income before taxes                         3,162     3,017
             Income taxes                               (1,038)     (974)
                                                      --------   -------
             Net income                                  2,124     2,043
             Other comprehensive income (loss),
               net of tax                                 (281)     (539)
                                                      --------   -------
             Comprehensive income                     $  1,843     1,504
                                                      ========   =======


Interest Income
---------------

Total interest income increased approximately $1,576,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is attributed to the factors explained in the following paragraph.

This increase was the combined effect of an increase in the average loan portfolio balance from approximately $442.6 million for the three months ended March 31, 1999 to approximately $505.8 million for the three months ended March 31, 2000 and an increase in the average rate earned on the loan portfolio from 9.00% for the three months ended March 31, 1999 to 9.30% for the three months ended March 31, 2000. The effect of these changes increased the interest income earned on the loan portfolio from approximately $9,958,000 for the three months ended March 31, 1999 to approximately $11,757,000 for the three months ended March 31, 2000, an increase of $1,799,000.

Interest earned on taxable investment securities decreased from approximately $1,305,000 for the three months ended March 31, 1999 to approximately $1,049,000 for the three months ended March 31, 2000, a decrease of $256,000. This decrease was the combined effect of a decrease in the average taxable investment portfolio balance from approximately $86.5 million for the three months ended March 31, 1999 to approximately $72.5 million for the three months ended March 31, 2000 and a decrease in the rate earned on the taxable investment portfolio from 6.04% for the three months ended March 31, 1999 to 5.79% for the three months ended March 31, 2000.

Interest earned on non-taxable investment securities decreased from approximately $98,000 for the three months ended March 31, 1999 to approximately $61,000 for the three months ended March 31, 2000, a decrease of $37,000. This decrease was the combined effect of a decrease in the average non-taxable investment portfolio from approximately $7.8 million for the three months ended March 31, 1999 to approximately $5.3 million for the three months ended March 31, 2000 and a decrease in the rate earned on the non-taxable investment portfolio from 5.00% for the three months ended March 31, 1999 to 4.60% for the three months ended March 31, 2000.

As of March 31, 2000, the amortized cost of taxable and non-taxable investments consisted of $65.1 million (85.5%) of U.S. Treasury securities and securities of U.S. Government Agencies and Corporations, $5.2 million (6.9%) of obligations of States, Counties and Municipalities and $5.9 million (7.6%) of equity securities. The securities are predominantly at fixed rates. There are no interest rates which change inversely to changes in interest rates.

Interest earned on interest-bearing deposits in banks decreased from approximately $156,000 for the three months ended March 31, 1999 to approximately $137,000 for the three months ended March 31, 2000, a decrease of $19,000. This decrease was the net effect of a decrease in the average interest-bearing deposits balance from approximately $12.5 million for the three months ended March 31, 1999 to approximately $10.2 million for the three months ended March 31, 2000 and an increase in the rate earned on the interest-bearing deposits from 4.96% for the three months ended March 31, 1999 to 5.42% for the three months ended March 31, 2000.

Interest earned on federal funds sold and securities purchased under agreement to resell increased from approximately $197,000 for the three months ended March 31, 1999 to approximately $284,000 for the three months ended March 31, 2000, an increase of $87,000. This increase was the combined effect of an increase in the average federal funds sold balance from approximately $15.1 million for the three months ended March 31, 1999 to approximately $17.8 million for the three months ended March 31, 2000 and an increase in the average rate earned from 5.23% for the three months ended March 31, 1999 to 6.37% for the three months ended March 31, 2000.

Interest Expense
----------------

Total interest expense increased approximately $521,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is attributed to the factors explained in the following paragraph.

This increase was the net effect of an increase in the average balance of interest-bearing deposits from approximately $433.5 million for the three months ended March 31, 1999 to approximately $453.2 million for the three months ended March 31, 2000 and a decrease in the average rate paid on interest-bearing deposits from 4.65% for the three months ended March 31, 1999 to 4.62% for the three months ended March 31, 2000. The effect of these changes increased the interest expense on interest-bearing deposits from approximately $5,038,000 for the three months ended March 31, 1999 to approximately $5,235,000 for the three months ended March 31, 2000, an increase of $197,000. The increase in interest-bearing deposits came primarily from the local communities served by the Banks.

Interest expense on advances from the Federal Home Loan Bank increased from approximately $597,000 for the three months ended March 31, 1999 to approximately $850,000 for the three months ended March 31, 2000, an increase of $253,000. This increase was the combined effect of an increase in the average balance of advances from approximately $38.2 million for the three months ended March 31, 1999 to approximately $53.6 million for the three months ended March 31, 2000 and an increase in the average rate paid from 6.25% for the three months ended March 31, 1999 to 6.34% for the three months ended March 31, 2000.

All other interest expense consisting of interest on federal funds purchased and securities sold under agreements to repurchase and sweep agreements increased from approximately $67,000 for the three months ended March 31, 1999 to approximately $138,000 for the three months ended March 31, 2000, an increase of $71,000. This increase was the combined effect of an increase in the average balance of such indebtedness from approximately $7.0 million for the three months ended March 31, 1999 to approximately $12.2 million for the three months ended March 31, 2000 and an increase in the average rate paid from approximately 3.81% for the three months ended March 31, 1999 to approximately 4.52% for the three months ended March 31, 2000.

Noninterest Income
------------------

The following table presents the principal components of noninterest income for the three month and nine month periods ended March 31, 2000 and 1999.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         2000      1999
                                                       --------  --------
                                                         (IN THOUSANDS)
             Service charges on deposit
               accounts                               $    913       815
             Insurance commissions                          54        60
             Late charges and other loan fees              184       176
             Fees on mortgage loans
               originated for sale                          71       188
             Gain (Loss) on sale of assets                   8        16
             Securities gains (losses)                      (6)      (12)
             Equity in earnings of unconsolidated
               subsidiary                                  139       257
             Other income                                  160       186
                                                       --------  --------
               Total Noninterest Income                $  1,523     1,686
                                                       ========  ========

Noninterest income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 decreased approximately $163,000.

Service charges on deposit accounts for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, increased approximately $98,000. This increase was related primarily to an increase in the number of transaction deposit accounts with NSF charges. Equity in earnings of unconsolidated subsidiary, which represents the Company's 50% interest in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary which is owned by First Community Bank of Southwest Georgia (a subsidiary of the Company), decreased $118,000. Gain on sale of assets decreased $8,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Fees on mortgage loans originated for sale decreased $117,000 due to the effect of higher interest rates on loan origination activity undertaken by the Company. All other income decreased approximately $18,000 for the three months ended March 31, 2000.

Noninterest Expenses
--------------------

The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 2000 and 1999.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
                                                         2000      1999
                                                       --------  --------
                                                         (IN THOUSANDS)
             Compensation                             $  2,264     2,033
             Other personnel expenses                      625       495
             Occupancy expense of bank premises            268       242
             Furniture and equipment expense               377       329
             Federal deposit insurance                      27        32
             Postage and courier services                  125       124
             Supplies                                      134       148
             Amortization                                   89        89
             Other operating expenses                    1,127     1,026
                                                      --------  --------
Total Noninterest Expenses                            $  5,036     4,518
                                                      ========  ========


Noninterest expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, increased approximately $518,000 or 11.5%. Compensation and other personnel expenses increased approximately $361,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $157,000 or 7.9% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase was primarily the result of a larger volume of business.

Provision for Loan Losses
-------------------------

The provision for loan losses for the three months ended March 31, 2000 was $391,437 compared to $162,250 for the three months ended March 31, 1999. The balance of the allowance for loan losses was approximately $5,396,000 (1.04% of outstanding loans) at March 31, 2000 and approximately $5,202,000 (1.16% of outstanding loans) at March 31, 1999. Actual loan charge-offs net of recoveries were approximately $33,000 for the three months ended March 31, 2000 and approximately $132,000 for the three months ended March 31, 1999. Non-accrual loans were approximately $2,069,000 at March 31, 2000 as compared to $2,395,000 at December 31, 1999. Loans ninety days or more past due and still accruing amounted to approximately $1,413,000 at March 31, 2000, $465,000 at December 31, 1999 and $817,000 at March 31, 1999.

A schedule of our non-performing assets is as follows:

                                   MARCH 31,     DECEMBER 31,    MARCH 31,
                                      2000           1999          1999
                                   ----------     ----------    -----------
  Foreclosed real estate           $      865           763             522
  Non-accrual loans                     2,069         2,395           2,149
  Loans 90 days or more past
    due and still accruing              1,413 (A)       465             817
                                   ----------     ---------       ---------

  Total non-performing assets
    and loans 90 days or more
    past due                       $    4,347         3,623           3,488
                                   ==========     =========       =========


-----------------------------

(A) Includes the unguaranteed portion of $500,000 of a loan of $5,000,000 guaranteed by USDA.

Non-performing assets amounted to $4,347,000 at March 31, 2000 compared to $3,488,000 at March 31, 1999. The Company had one loan, as noted above, which increased our 90 day past due numbers. However, the loan is now current.

Because of credit quality concerns industry-wide, management has taken a more conservative approach to recognizing potential problem credits. These loans are being closely monitored to minimize possible losses and reduce the volume of non-performing assets. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Banks' past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

Income Taxes
------------

The effective tax rate for the three months ended March 31, 2000 was 32.8% compared to 32.3% for the three months ended March 31, 1999.

Financial Condition
-------------------

The Company, including its subsidiaries, reported consolidated total assets of approximately $663.6 million at March 31, 2000, $665.0 million at December 31, 1999 and $611.5 million at March 31, 1999, representing a decrease of approximately $1.4 million from December 31, 1999 and an increase of $52.1 million from March 31, 1999. Total deposits increased approximately $10.1 million during the quarter ended March 31, 2000.

During the three months ended March 31, 2000, cash and due from banks decreased $12.2 million, deposits increased $10.1 million, federal funds sold and securities purchased under agreement to resell decreased $12.7 million, federal funds purchased and securities sold under agreement to repurchase increased $.3 million, investments decreased $3.0 million and operations generated $2.9 million which provided $41.2 million of funds which were used to fund increases in loans of $26.9 million, decrease other borrowed funds $2.9 million, decrease long-term debt $8.0 million, pay dividends of $1.0 million, fund capital expenditures of $1.3 million and repurchase shares of common stock for capital management purposes through the Company s stock repurchase plan of $1.1 million.

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

The investment securities portfolio of the Company, including its subsidiaries, reflected unrealized gains (losses) for the available-for-sale category of approximately ($705,000) (($460,000) net of income tax effect). All securities were held in the available-for-sale category as of March 31, 2000. Pursuant to Financial Accounting Standards Board Statement No. 115 and as amended by Statement No. 130, a valuation allowance has been provided for the available-for-sale category and is reflected as a separate component of shareholders' equity as other comprehensive income (loss).

The Company and its subsidiary banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. On a consolidated basis, at March 31, 2000, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                               FOR CAPITAL       CORRECTIVE
                                                 ADEQUACY          ACTION
                                ACTUAL           PURPOSES        PROVISIONS
                            ----------------  ---------------   ---------------
                             AMOUNT   RATIO   AMOUNT    RATIO    AMOUNT   RATIO
                            --------  -----  --------   -----   --------  -----
                                          (Dollars in thousands)

As of March 31, 2000
     Total Capital
        (to Risk Weighted
        Assets)               $73,127  14.37%   40,711   8.00%    50,889  10.00%
     Tier 1 Capital
        (to Risk Weighted
        Assets)                67,731  13.31%   20,355   4.00%    30,532   6.00%
     Tier 1 Capital
        (to Average Assets)    67,731  10.30%   26,303   4.00%    32,879   5.00%


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

The Banks' liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Banks' investments. The Banks may also utilize their cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At March 31, 2000, the Company's cash and due from banks were approximately $16.4 million in excess of its reserve requirements of approximately $2.9 million, its short-term deposits with financial institutions were approximately $11.7 million and its federal funds sold and securities purchased under agreement to resell were approximately $8.8 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $75.5 million at March 31, 2000 can also be used to meet liquidity requirements, to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of approximately $46.0 million were pledged as of March 31, 2000.

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

The Banks also have the ability, on short-term basis, to borrow and purchase federal funds from other financial institutions. The Banks are members of the Federal Home Loan Bank of Atlanta and as such have the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local communities. The Banks had advances outstanding from the Federal Home Loan Bank of Atlanta of $52.5 million at March 31, 2000, at fixed and variable rates ranging from 5.20% to 7.24% as of March 31, 2000.

The Board of Directors approved a dividend for the first quarter of $.105 per share, an increase of 16.7% over the $.09 per share for the first quarter of 1999. The primary source of funds available for the payment of cash dividends by the Company are dividends from the subsidiary banks. Holders of the common stock of the Company are entitled to share ratably in dividends, if and when, declared by the Board of Directors of the Company, out of funds legally available therefore. Georgia Banking Law provides that dividends may be declared and paid only from a bank's cumulative retained earnings which have not been appropriated as permanent capital. Generally, a bank may pay dividends if and when declared by the Board of Directors, and without prior approval of the Georgia Department of Banking and Finance, as long as (i) a bank's ratio of equity capital to adjusted total assets equals or exceeds 6%, (ii) the aggregate amount of dividends declared or anticipated to be declared by a bank in the calendar year does exceed 50% of such bank's net profits after taxes, but before dividends, for the prior calendar year and (iii) the total classified assets at the most recently completed and delivered examination of the bank do not exceed 80% of the equity capital reflected at such examination.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on strict underwriting standards, loan review and an adequate loan loss reserve.

The Company has reviewed its market risk information disclosed in its 1999 Annual Report to Stockholders in relation to market risk information for the three months ended March 31, 2000 and has determined that there has been no material changes in its market risk disclosures from those presented in its 1999 Annual Report.

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

                 None.

ITEM 5.     OTHER INFORMATION.

                 None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:
                   Exhibit No.
               -----------
                   11             Statement re Computation of Per Share
                                    Earnings
                  27.1            Financial Data Schedule-Three Months Ended
                                    March 31, 2000
                  27.2            Financial Data Schedule-Three Months Ended
                                    March 31, 1999

            (b) Reports on Form 8-K.

                Initially, the Company filed a current report on Form 8-K on December 6, 1999 regarding consummation of the acquisition of Baxley Federal Savings Bank on November 30, 1999. Item 7 of the Form 8-K reported that the financial statements of Baxley Federal Savings Bank and the pro forma financial information concerning Baxley Federal Savings Bank and PAB Bankshares, Inc. would be filed no later than February 13, 2000. On February 11, 2000, the Company filed an amendment to the Form 8-K referred to above to include the financial statements of Baxley Federal Savings and the pro forma financial information concerning Baxley Federal Savings Bank and PAB Bankshares, Inc.

                On February 18, 2000, the Company filed an additional amendment to the Form 8-K referred to above to amend certain information reported in the February 11, 2000 filing.

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

                         PAB BANKSHARES, INC.



                         By:/s/ R. Bradford Burnette
                            -------------------------------------------------
                            R. Bradford Burnette
                            (President and
                            Chief Executive Officer)


                         By:/s/ Michael E. Ricketson
                            -------------------------------------------------
                            Michael E. Ricketson
                            (Chief Financial Officer)

                         Date:  May 15, 2000

                              PAB BANKSHARES, INC.

                                    FORM 10-Q
                                INDEX OF EXHIBITS
                                -----------------


The following exhibits are filed as part of the report.

EXHIBIT NO.                        DESCRIPTION                            PAGE
-----------                        -----------                            ----

   11                         Statement re computation of
                              per share earnings                           20

  27.1                        Financial data schedule-Three Months
                              Ended March 31, 2000                         21

  27.2                        Financial data schedule-Three Months
                              Ended March 31, 1999                         23