Form 10-Q
period 2000-06-30
PAB BANKSHARES INC
filed 2000-08-14
CIK 705200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
                         ------------------------------
                         Commission File Number 0-25422


                              PAB BANKSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                 58-1473302
     -----------------------------           ------------------------------
     (State or other jurisdiction of         (IRS employer identification no.)
     incorporation or organization)

     3250 North Valdosta Road, Valdosta, Georgia       31602
     ------------------------------          ------------------------------
     (Address of Principal executive offices)          (Zip Code)

                                 (912) 241-2775
                         ------------------------------
               (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X      No
                              -------       -------

There were 9,513,470 shares of the Registrant's Common Stock outstanding at June 30, 2000.

                              PAB BANKSHARES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

  PART I.FINANCIAL INFORMATION                                      PAGE
    Item 1.Consolidated Financial Statements (Unaudited)
      Balance Sheets                                                  3
      Statements of Income                                            4
      Statements of Cash Flows                                       5-6
      Notes to Consolidated Financial Statements                     7-9
    Item 2.Managements  Discussion and Analysis of
      Financial Condition and Results of Operations                 10-17
    Item 3.Quantitative and Qualitative Disclosures About
      Market Risk                                                    17

  PART II.OTHER INFORMATION
    Item 1.Legal Proceedings                                         17
    Item 2.Changes in Securities and Use of Proceeds                 17
    Item 3.Defaults Upon Senior Securities                           17
    Item 4.Submission of Matters to a Vote of Security Holders       18
    Item 5.Other Information                                         18
    Item 6.Exhibits and Reports on Form 8-K                          18

  SIGNATURES                                                         19






PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      JUNE 30,    DECEMBER 31,
                                                        2000          1999
                                                    ------------  -------------
ASSETS
------
Cash and due from banks                             $ 24,268,414     31,524,206
Interest-bearing deposits with banks                  10,912,789     11,715,628
Federal funds sold and securities purchased
  under agreements to resell                          11,670,000     21,405,000
Securities available for sale                         72,481,417     78,925,871

Loans                                                539,367,063    494,417,167
Allowance for loan losses                             (5,504,639)    (5,037,074)
                                                    ------------   ------------
   Net loans                                         533,862,424    489,380,093
                                                    ------------   ------------

Premises and equipment                                18,169,973     16,076,124
Goodwill and other intangible assets                   2,178,766      2,357,098
Investment in unconsolidated subsidiary                  240,808         40,391
Other real estate owned                                  605,672        762,667
Other assets                                          12,912,130     12,781,615
                                                    ------------   ------------
     Total assets                                   $687,302,393    664,968,693
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing deposits                      $ 68,382,887     64,915,579
  Interest-bearing deposits                          473,024,612    451,288,404
                                                    ------------   ------------
   Total deposits                                    541,407,499    516,203,983
                                                    ------------   ------------

Federal funds purchased and securities sold
  under agreements to repurchase                      14,264,149     13,828,094
Advances from the Federal Home Loan Bank              56,676,645     60,112,240
Dividends payable                                        920,218        986,417
Other liabilities                                      3,806,594      4,100,699
                                                    ------------   ------------

     Total liabilities                               617,075,105    595,231,433
                                                    ------------   ------------

Minority interest in preferred stock of
  consolidated subsidiaries                              126,000        126,000
                                                    ------------   ------------

Stockholders' equity:
  Preferred stock, no par value, 1,500,000 shares
   authorized, no shares issued or outstanding                 0              0
  Common stock, no par value, 98,500,000 shares
   authorized, 9,513,470 and 9,617,406 shares
   issued at June 30, 2000 and December 31, 1999,
   respectively                                        1,217,065      1,217,065
  Additional paid-in capital                          29,894,881     31,236,921
  Retained earnings                                   39,432,431     37,336,119
  Accumulated other comprehensive loss                  (443,089)      (178,845)
                                                    ------------   ------------
     Total stockholders' equity                       70,101,288     69,611,260
                                                    ------------   ------------

     Total liabilities and stockholders' equity     $687,302,393    664,968,693
                                                    ============   ============

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     THREE MONTHS              SIX MONTHS
                                    ENDED JUNE 30,           ENDED JUNE 30,
                                ----------------------   ----------------------
                                   2000        1999         2000        1999
                                ----------  ----------   ----------  ----------

Interest income:
   Interest and fees on loans  $12,572,240  10,667,214   24,581,118  20,874,117
   Interest and dividends on
     securities:
     Taxable                     1,039,617   1,275,535    2,088,554   2,580,207
     Tax-exempt                     55,472      38,578      116,886     136,298
   Other interest income           285,549     278,108      706,979     630,409
                                ----------  ----------   ----------  ----------
     Total interest income      13,952,878  12,259,435   27,493,537  24,221,031
                                ----------  ----------   ----------  ----------

Interest expense:
   Interest on deposits          5,520,502   4,939,275   10,755,583   9,977,532
   Interest on federal funds
     purchased and securities
     sold under agreements
     to repurchase                 181,146     102,855      318,647     169,795
   Interest on advances from
     the Federal Home Loan
     Bank                          867,777     532,458    1,718,247   1,129,679
                                ----------  ----------   ----------  ----------
     Total interest expense      6,569,425   5,574,588   12,792,477  11,277,006
                                ----------  ----------   ----------  ----------

Net interest income              7,383,453   6,684,847   14,701,060  12,944,025
Provision for loan losses          337,000     198,350      728,437     360,600
                                ----------  ----------   ----------  ----------
   Net interest income after
     provision for loan losses   7,046,453   6,486,497   13,972,623  12,583,425
                                ----------  ----------   ----------  ----------

Other income:
   Service charges on deposit
     accounts                      981,677     893,902    1,894,937   1,717,955
   Fees on mortgage banking
     activities                    111,450     153,497      182,521     341,688
   Other commissions and fees       79,983      64,313      133,294     123,959
   Securities transactions, net     (5,177)    (12,627)     (11,056)    (24,389)
   Equity in earnings of
     unconsolidated subsidiary     186,209     117,712      325,417     374,866
   Gain (loss) on sale of assets  (182,216)          0     (174,168)     16,318
   Other income                    155,114     144,777      315,114     321,460
                                ----------  ----------   ----------  ----------
     Total other income          1,327,040   1,361,574    2,666,059   2,871,857
                                ----------  ----------   ----------  ----------

Other expenses:
   Salaries and employee
     benefits                    2,864,083   2,431,656    5,663,511   4,901,870
   Net occupancy expense of
     premises                      275,182     265,707      564,633     514,137
   Furniture and equipment
     expense                       396,975     360,931      799,636     715,142
   Goodwill amortization            89,165      89,165      178,332     178,332
   Other operating expenses      1,705,344   1,437,797    3,227,802   2,866,355
                                ----------  ----------   ----------  ----------
     Total other expenses        5,330,749   4,585,256   10,433,914   9,175,836
                                ----------  ----------   ----------  ----------

Income before income tax
   expense                       3,042,744   3,262,815    6,204,768   6,279,446
Income tax expense               1,034,401   1,131,391    2,072,036   2,105,258
                                ----------  ----------   ----------  ----------

Net income                      $2,008,343   2,131,424    4,132,732   4,174,188
                                ==========  ==========   ==========  ==========

Earnings per common share:
  Basic                         $     0.21        0.22        0.43         0.43
                                ==========  ==========   ==========  ==========
  Diluted                       $     0.21        0.22        0.43         0.43
                                ==========  ==========   ==========  ==========


                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                         $ 4,132,732     4,174,188
                                                     -----------   -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization and accretion, net         943,003       913,053
   Provision for loan losses                             728,437       360,600
   Net realized loss on securities available for sale     11,056        24,389
   Net (gain) loss on sale of assets                     174,168       (16,318)
   Equity in earnings of unconsolidated subsidiary      (325,417)     (374,866)
   Dividends received from unconsolidated subsidiary     125,000       300,000
   Net increase in accrued interest receivable,
     prepaid expenses and other assets                  (130,515)     (655,304)
   Net increase (decrease) in accrued interest
     payable, accrued expenses and other liabilities    (158,629)      244,959
                                                     -----------   -----------
     Net cash provided by operating activities         5,499,835     4,970,701
                                                     -----------   -----------

Cash flows from investing activities:
  Decrease in interest-bearing deposits with
   other banks                                           802,839     2,814,797
  Decrease in Federal funds sold and securities
   purchased under agreements to resell                9,735,000    11,680,000
  Securities available for sale:
   Purchases                                            (662,131)  (11,180,748)
   Proceeds from sales and calls                         559,142    10,236,393
   Proceeds from maturities and paydowns               6,103,597    11,743,594
  Net increase in loans                              (45,266,480)  (24,663,120)
  Purchase of premises and equipment                  (3,618,080)     (831,340)
  Proceeds from sale of assets                           831,169             0
                                                     -----------   -----------
     Net cash used in investing activities           (31,514,944)     (200,424)
                                                     -----------   -----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                 25,203,516    (6,828,183)
  Net increase in Federal funds purchased
   and securities sold under repurchase agreements       436,055     2,195,139
  Net decrease in advances from the Federal
   Home Loan Bank                                     (3,435,595)   (5,017,667)
  Dividends paid                                      (2,102,619)   (1,408,539)
  Dividends paid by pooled company                             0      (452,214)
  Proceeds from the exercise of stock options              4,989         2,413
  Acquisition of stock under the stock repurchase
   plans                                              (1,347,029)            0
                                                     -----------   -----------
     Net cash provided by (used in) financing
       activities                                     18,759,317   (11,509,051)
                                                     -----------   -----------

Net decrease in cash and due from banks               (7,255,792)   (6,738,774)

Cash and due from banks at beginning of period        31,524,206    27,222,697
                                                     -----------   -----------

Cash and due from banks at end of period             $24,268,414    20,483,923
                                                     ===========   ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         2000          1999
                                                      ----------    ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                          $12,660,390    11,282,115
                                                     ===========   ===========
   Taxes                                             $ 2,606,300     2,122,543
                                                     ===========   ===========

Noncash transactions:
  Increase in unrealized losses on securities
   available for sale                                $   399,720     1,684,425
                                                     ===========   ===========
  Stock issued to directors in lieu of fees          $         0       114,630
                                                     ===========   ===========


                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated financial information of PAB Bankshares, Inc. and Subsidiaries (the "Company") is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. As more fully discussed in Note 2, the Company completed one merger in 1999 accounted for as a pooling of interests. The accompanying consolidated financial information has been restated for all periods presented to reflect the effect of this merger as if it had taken place on January 1, 1999. Certain other reclassification adjustments have been made to prior year amounts with no effect on total assets or net income in order to conform with the current year presentation. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE 2.  BUSINESS COMBINATIONS

On November 30, 1999, the Company completed a business combination with Baxley Federal Savings Bank ("Baxley Federal") by exchanging 1,323,533 shares of the Company's common stock for all of the common stock of Baxley Federal. The combination was accounted for as a pooling of interests and, accordingly, the financial statements reflect the combination as if it took place on January 1, 1999. All prior period consolidated financial statements have been restated to include the results of Baxley Federal.

The following table illustrates the Company's net interest income, net income, and earnings per share on a consolidated basis for the periods prior to the business combination discussed above:

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30, 1999            JUNE 30, 1999
                                ----------------------   ----------------------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
  Net Interest Income:
   PAB Bankshares, Inc.                 $ 5,730                    11,057
   Baxley Federal                           955                     1,887
                                        -------                   -------
     Combined                           $ 6,685                    12,944
                                        =======                   =======

  Net Income:
   PAB Bankshares, Inc.                 $ 1,793                     3,515
   Baxley Federal                           338                       659
                                        -------                   -------
     Combined                           $ 2,131                     4,174
                                        =======                   =======

  Basic Earnings Per Share:
   PAB Bankshares, Inc.                 $  0.21                      0.42
   Baxley Federal                          0.61                      1.19
                                        -------                   -------
     Combined                           $  0.22                      0.43
                                        =======                   =======

  Diluted Earnings Per Share:
   PAB Bankshares, Inc.                 $  0.21                      0.42
   Baxley Federal                          0.61                      1.19
                                        -------                   -------
     Combined                           $  0.22                      0.43
                                        =======                   =======


NOTE 3.  STOCKHOLDERS' EQUITY

On March 20, 2000, the Company declared a quarterly cash dividend of $0.105 per share payable to shareholders of record as of March 31, 2000. The dividend was paid on April 14, 2000.

On May 22, 2000, the Company declared a quarterly cash dividend of $0.1075 per share payable to shareholders of record as of June 30, 2000. The dividend is to be paid on July 14, 2000.

During the six months ended June 30, 2000, the Company acquired and cancelled 104,416 shares of common stock for a total of $1,347,029 through two stock repurchase plans approved by the Board of Directors on June 21, 1999 and March 20, 2000. A balance of 20,584 shares was available in the plans for repurchase at June 30, 2000.

During the six months ended June 30, 2000, the Company issued 480 shares of common stock for a total of $4,989 upon the exercise of employee stock options.


NOTE 4.  COMPREHENSIVE INCOME

The Company's comprehensive income, which includes certain transactions and other economic events that bypass the income statement, consists of net income and unrealized gains and losses on securities available for sale, net of income taxes.

Comprehensive income for the three months and six months ended June 30, 2000 and 1999 is calculated as follows:

                                      THREE MONTHS             SIX MONTHS
                                     ENDED JUNE 30,          ENDED JUNE 30,
                                  ---------------------   ---------------------
                                     2000       1999         2000       1999
                                  ---------- ----------   ---------- ----------
                                                  (IN THOUSANDS)
Net income                        $    2,008      2,131        4,133      4,174

Other comprehensive income (loss):
  Net unrealized holding gains
   (losses) arising during the
   period, net of tax                     14       (526)        (271)    (1,073)
  Reclassification adjustment for
   losses included in net income,
   net of tax                              3          8            7         16
                                  ---------- ----------   ---------- ----------
  Total other comprehensive income
   (loss)                                 17       (518)        (264)    (1,057)
                                  ---------- ----------   ---------- ----------

  Comprehensive income            $    2,025      1,613        3,869      3,117
                                  ========== ==========   ========== ==========


NOTE 5.  EARNINGS PER SHARE

Earnings per share for periods prior to 2000 have been restated to reflect the business combinations accounted for as poolings of interests.

The following tables set forth the computation of basic and diluted earnings per share:

                                      THREE MONTHS             SIX MONTHS
                                     ENDED JUNE 30,          ENDED JUNE 30,
                                  ---------------------   ---------------------
                                     2000       1999         2000       1999
                                  ---------- ----------   ---------- ----------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Basic:
  Net income                      $    2,008      2,131        4,133      4,174
                                  ---------- ----------   ---------- ----------
  Average common shares                9,523      9,611        9,549      9,611
                                  ---------- ----------   ---------- ----------
  Earnings per common share basic $     0.21       0.22         0.43       0.43
                                  ========== ==========   ========== ==========
Diluted:
  Net income                      $    2,008      2,131        4,133      4,174
                                  ---------- ----------   ---------- ----------

  Average common shares                9,523      9,611        9,549      9,611
  Effect of dilutive securities:
   Stock options                          66        160           84        158
                                  ---------- ----------   ---------- ----------
  Average diluted common shares        9,589      9,771        9,633      9,769
                                  ---------- ----------   ---------- ----------
  Earnings per common share diluted$    0.21       0.22         0.43       0.43
                                  ========== ==========   ========== ==========

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133".) Statement 133 establishes new accounting and reporting activities for derivatives. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" ("Statement 137"), which deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("Statement 138".) For the Company, Statement 133, as amended by Statement 137 and Statement 138, is effective January 1, 2001. On adoption, the provisions of Statement 133 must be applied prospectively. The Company is in the process of assessing the impact, if any, that Statement 133 will have on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PAB Bankshares, Inc. (the "Company") is a bank holding company organized and incorporated in 1982 under the laws of the State of Georgia and headquartered in Valdosta, Georgia. At June 30, 2000, the Company consisted of five financial institution subsidiaries: The Park Avenue Bank in Valdosta and Lake Park, Georgia; Farmers & Merchants Bank in Adel, Georgia; First Community Bank of Southwest Georgia in Bainbridge and Cairo, Georgia; Eagle Bank and Trust in Statesboro, Georgia; and Baxley Federal Savings Bank in Baxley and Hazlehurst, Georgia (collectively referred to herein as the "Banks"); and an investment advisory services subsidiary, PAB Financial Services, LLC in Valdosta, Georgia ("PAB Financial").

The Company is focused on community banking. The Company's knowledge of both its product lines and local markets allows it to compete effectively with larger institutions by offering a wide range of products and services while maintaining strong community relationships and name recognition within its markets. The Company supports a philosophy of autonomous management with each subsidiary bank having its own board of directors and officers who make lending decisions at the local level. Through 13 banking offices located across South Georgia, the Banks provide a broad array of financial services including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans; consumer loans; and a variety of commercial and consumer deposit products.

Through PAB Financial, which opened in 1999, the Company offers a complete line of financial and investment services to its customers through its association with Raymond James Financial Services, Inc.

Acquisitions of unaffiliated financial institutions during the past three years have been a principal source of the Company's growth. In 1998, the Company acquired both Eagle Bancorp, Inc. and its wholly owned bank subsidiary, Eagle Bank and Trust, and Investors Financial Corporation and its wholly owned bank subsidiary, Bainbridge National Bank. Bainbridge National Bank was subsequently merged into First Community Bank of Southwest Georgia. In 1999, the Company acquired Baxley Federal Savings Bank, a federal stock savings bank. The historical financial statements of the Company have been restated to give effect to these acquisitions, which were accounted for as poolings of interests.

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the footnotes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein. Historical results of operations and the percentage relationships among any amounts included in the Consolidated Statements of Income, and any trends which may appear to be inferable there from, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Financial Condition

Total assets increased $22,334,000, or 3.4%, in the six-month period from December 31, 1999 to June 30, 2000. During the six-month period, total loans increased $44,950,000, or 9.1%. The increase in loans is primarily attributable to increased demand for loans in the markets that the Company serves. The loan demand was funded through the liquidation of other earning assets and an increase in deposits. During the six-month period, interest-bearing deposits with banks decreased $803,000, or 6.9%, Federal funds sold decreased $9,735,000, or 45.5%, and investment securities decreased $6,444,000, or 8.2%.

During the six-month period ended June 30, 2000, total liabilities increased $21,844,000, or 3.7%. Total deposits increased $25,204,000, or 4.9%, total advances from the Federal Home Loan Bank decreased $3,436,000, or 5.7%, and Federal funds purchased and securities sold under agreements to repurchase increased $436,000, or 3.2%. Of the $25,204,000 increase in total deposits, approximately $7,700,000 represented out-of-market time deposits raised to meet loan demand. The balance of the deposit growth came from core (local customer base) deposits.

During the six-month period ended June 30, 2000, total stockholders equity increased $490,000, or 0.7%. As a percentage of total assets, total stockholders' equity was 10.2% and 10.5% at June 30, 2000 and December 31, 1999, respectively.


Results of Operations

For the three months ended June 30, 2000, the Company recorded net income of $2,008,000, or $0.21 per diluted share, as compared to $2,131,000, or $0.22 per diluted share, for the same period in 1999. The net decrease of $123,000, or 5.8%, is due primarily to the following:

  Net interest income increased $699,000.
  Provision for credit losses increased $139,000.
  Other income decreased $35,000.
  Other expense increased $745,000.
  Income tax expense decreased $97,000.

The reasons for these changes are discussed more fully below.

For the six months ended June 30, 2000 the Company recorded net income of $4,133,000, or $0.43 per diluted share, as compared to $4,174,000, or $0.43 per diluted share, for the same period in 1999. The net decrease of $41,000, or 1.0%, is due primarily to the following:

  Net interest income increased $1,757,000.
  Provision for credit losses increased $368,000.
  Other income decreased $206,000.
  Other expense increased $1,258,000.
  Income tax expense decreased $33,000.

The reasons for these changes are discussed more fully below.

During the second quarter of 2000, the Company recorded a nonrecurring loss of $120,000, net of tax effect, on the sale of real estate, primarily on two former banking facilities. Excluding this loss, net of tax effect, net income would have been approximately $2,129,000, or $0.22 per diluted share, for the second quarter and $4,253,000, or $0.44 per diluted share, for the year to date.

Net Interest Income
-------------------
For the three months ended June 30, 2000, net interest income on a taxable-equivalent basis was $7,412,000, compared to $6,705,000 for the same period in 1999, an increase of $707,000, or 10.5%. The net interest margin was 4.78% for the second quarter of 2000, 2 basis points higher than the net interest margin during the same period in 1999.

For the three months ended June 30, 2000, total interest income on a taxable-equivalent basis increased $1,702,000, compared to the same period in 1999. The increase in interest income was primarily due to an increase in interest-earning assets. The average yield on earning assets was 31 basis points higher than the average yield during the same period in 1999. The increase in the yield is the result of an increase in loan volume and higher interest rates in comparison to the second quarter of 1999.

For the three months ended June 30, 2000, total interest expense increased $995,000, compared to the same period in 1999. The increase in interest expense was due to an increase in the volume of interest-bearing liabilities and an increase in interest rates. The average rate paid on interest-bearing liabilities was 31 basis points higher than the average rate during the same period in 1999.

The following table sets forth the amount of interest income or expense and the average yields or rates for each major category of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2000 and 1999. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.


                                        Three Months Ended June 30,
                           -----------------------------------------------------
                                     2000                         1999
                           ------------------------     ------------------------
                                   Interest  Average            Interest Average
                          Average   Income/  Yield/    Average   Income/ Yield/
                          Balance   Expense   Rate     Balance   Expense  Rate
                          -------   -------   ----     -------   -------  ----
                                          (Dollars In Thousands)
Interest-earning assets:
  Loans, net of unearned
    interest             $529,854    12,572   9.54%    457,575    10,667   9.35%
  Investment securities:
    Taxable                69,412     1,040   6.02%     82,997     1,276   6.16%
    Nontaxable              5,143        84   6.57%      7,113        58   3.30%
  Other short term
    investments            19,254       285   5.96%     17,561       278   6.35%
                         --------   -------           --------   -------
      Total interest-
        earning assets   $623,663    13,981   9.02%    565,246    12,279   8.71%
                         ========   -------           ========   -------

Interest-bearing liabilities:
  Interest-bearing demand
    deposits             $121,604       838   2.77%    110,269       727   2.65%
  Savings deposits         29,933       195   2.62%     31,439       207   2.64%
  Time deposits           312,686     4,487   5.77%    291,561     4,005   5.51%
  FHLB advances            53,036       868   6.58%     36,817       533   5.80%
  Other short term
    borrowings             14,527       181   5.02%      9,361       103   4.41%
                         --------   -------           --------   -------
      Total interest-bearing
        liabilities      $531,786     6,569   4.97%    479,447     5,575   4.66%
                         ========   -------           ========   -------

Net interest income                 $ 7,412                        6,705
                                    =======                      =======

Total assets / Net
  interest margin        $674,180             4.78%    614,278             4.76%
                         ========             ====    ========             ====


For the six months period ended June 30, 2000, net interest income on a taxable-equivalent basis was $14,761,000, compared to $13,014,000 for the same period in 1999, an increase of $1,747,000, or 13.4%. The net interest margin was 4.81% for the year-to-date, 16 basis points higher than the net interest margin during the same period in 1999.

For the six months ended June 30, 2000, total interest income on a taxable-equivalent basis increased $3,263,000, compared to the same period in 1999. The average yield on earning assets was 30 basis points higher than the average yield during the same period in 1999.

For the six months ended June 30, 2000, total interest expense increased $1,516,000, compared to the same period in 1999. The average rate paid on interest-bearing liabilities was 15 basis points higher than the average rate during the same period in 1999.

The following table sets forth the amount of interest income or expense and the average yields or rates for each major category of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2000 and 1999. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.


                                         Six Months Ended June 30,
                           ----------------------------------------------------
                                     2000                        1999
                           ------------------------    ------------------------
                                   Interest  Average            Interest Average
                          Average   Income/  Yield/    Average   Income/ Yield/
                          Balance   Expense   Rate     Balance   Expense  Rate
                          -------   -------   ----     -------   -------  ----
                                          (Dollars In Thousands)
Interest-earning assets:
  Loans, net of unearned
    interest             $517,305    24,581   9.56%    450,368    20,874   9.35%
  Investment securities:
    Taxable                70,886     2,089   5.93%     84,964     2,580   6.12%
    Nontaxable              5,244       177   6.79%      7,493       207   5.56%
  Other short term
    investments            24,075       707   5.91%     22,104       630   5.75%
                         --------   -------           --------   -------
      Total interest-
        earning assets   $617,510    27,554   8.97%    564,929    24,291   8.67%
                         ========   -------           ========   -------

Interest-bearing liabilities:
  Interest-bearing demand
    deposits             $121,101     1,657   2.75%    110,542     1,457   2.66%
  Savings deposits         29,591       394   2.68%     30,642       407   2.68%
  Time deposits           307,929     8,704   5.68%    292,405     8,113   5.60%
  FHLB advances            53,510     1,718   6.46%     37,548     1,130   6.07%
  Other short term
    borrowings             13,642       319   4.70%      8,218       170   4.17%
                         --------   -------           --------   -------
      Total interest-bearing
        liabilities      $525,773    12,792   4.89%    479,355    11,277   4.74%
                         ========   -------           ========   -------

Net interest income                 $14,761                       13,014
                                    =======                      =======

Total assets / Net
  interest margin        $667,585             4.81%    614,552             4.65%
                         ========             ====    ========             ====


Provision for Loan Losses
-------------------------
For the second quarter of 2000, the Company recorded a provision for loan losses of $337,000 compared to $198,000 for the second quarter of 1999. Net charge-offs during the second quarter of 2000 amounted to $228,000 compared to $38,000 for the second quarter of 1999.

For the six months ended June 30, 2000, the Company recorded a provision for loan losses of $728,000, compared to $361,000 during the same period in 1999. Net charge-offs for the six months ended June 30, 2000 amounted to $261,000 compared to $170,000 during the same period in 1999.

The increase in the provision was necessary to replenish loan losses during the period and to provide for losses inherent in a growing loan portfolio. The allowance for loan losses was 1.02% of total loans at June 30, 2000 and at December 31, 1999. The annualized net loss to average total loans ratio was 0.10% for the current year-to-date and 0.08% for the same period in 1999. Management will continue to monitor and adjust the level of the allowance for loan losses in relation to net charge-offs, as well as the overall level of the allowance for loan losses to loans outstanding and management's assessment of loan losses inherent in the loan portfolio.

The table below illustrates the level of nonperforming assets at June 30, 2000 and December 31, 1999.


                                    June 30,  December 31,
                                      2000        1999   $ Change  % Change
                                     ------      ------  --------  --------
                                             (Dollars In Thousands)
  Loans past due 90 days or more    $   139         465      (326)   (70.1)%
  Nonaccrual loans                    2,397       2,395         2      0.1 %
                                    -------     -------   -------    -----
    Total nonperforming loans         2,536       2,860      (324)   (11.3)%
  Other real estate owned               606         763      (157)   (20.6)%
                                    -------     -------   -------    -----
    Total nonperforming assets      $ 3,142       3,623      (481)   (13.3)%
                                    =======     =======   =======

  Nonperforming loans/Total loans      0.47%       0.58%
  Nonperforming assets/Total assets    0.46%       0.54%



Other Income
------------
Other income decreased $35,000, or 2.5%, in the second quarter of 2000 compared to the same period in 1999. The Company's main source of other income is from service charges on deposit accounts. Service charges on deposit accounts increased $88,000, or 9.8%, as a result from the increase in deposit levels. Fees on mortgage banking activities decreased $42,000, or 27.4%, due primarily to a decline in the demand for residential mortgages as compared to the higher demand experienced in 1998 and early 1999. Management attributes the decline in demand to an increase in interest rates. There was an increase of $68,000, or 58.2%, in the Company's equity interest in the net earnings of Empire Financial Services, Inc. an unconsolidated subsidiary. The increase is due to fluctuations in commercial loan demand. As previously noted, included in other income is a nonrecurring loss of $182,000 on the sale of assets during the second quarter of 2000 compared to none during the same period in 1999.

For the six months ended June 30, 2000, other income decreased $206,000, or 7.2%, compared to the same period in 1999. Service charges on deposits increased by $177,000, or 10.3%. Fees on mortgage banking activities decreased by $159,000, or 46.6%.

Other Expense
-------------
Other expense increased $745,000, or 16.3%, for the three months ended June 30, 2000 compared to the same period in 1999. Other expenses have increased in comparison to the same period in 1999 as a result of the Company s commitment to develop the infrastructure of personnel, facilities and technology necessary to manage its growth strategy. Salaries and employee benefits expense increased $432,000, or 17.8%. Occupancy expense remained relatively constant, increasing slightly by $9,000, or 3.6%. Furniture and equipment expense increased $36,000, or 10.0%. Other operating expense increased $268,000, or 18.6%.

For the six months ended June 30, 2000, other expense increased $1,258,000, or 13.7%. Salaries and employee benefits increased $762,000, or 15.5%. Occupancy expense increased $50,000, or 9.8%. Furniture and equipment expense increased $84,000, or 11.8%. Other operating expense increased $361,000, or 12.6%.

The following table presents the major components of other operating expense.

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  ---------------------  ----------------------
                                     2000       1999         2000       1999
                                  ---------- ----------   ---------- ----------
                                              (DOLLARS IN THOUSANDS)
   Other operating expenses:
     Postage and courier             $   121        128          245        251
     Supplies                            116        124          249        272
     Advertising                         111         86          213        169
     Committee and directors fees        149        124          285        246
     Legal and accounting fees           166        126          311        253
     Consulting fees                     105         44          154         85
     All other operating expenses        937        806        1,771      1,590
                                     -------    -------      -------    -------
     Total other operating expenses  $ 1,705      1,438        3,228      2,866
                                     =======    =======      =======    =======


Income Tax Expense
------------------
Income tax expense decreased $97,000 for the three months ended June 30, 2000 compared to the same period in 1999. The effective tax rate for the second quarter of 2000 was 34.0% compared to 34.7% for the same period in 1999.

Income tax expense decreased $33,000 for the six months ended June 30, 2000 compared to the same period in 1999. The effective tax rate the year-to-date was 33.4% compared to 33.5% for the same period in 1999.

Interest Rate Sensitivity Management

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The current Gap analysis indicates that the Company is somewhat liability sensitive in relation to changes in market interest rates.

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and a most likely interest rate scenario allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. Each month management updates all available data concerning cash flows of assets and liabilities, changes in market interest rates, and expectations as to new volumes of loans and deposits.

During periods of rising interest rates, as has been experienced during 2000, mortgage originations, especially refinancings, tend to decrease. This has been somewhat offset by the strong economies in which the Company operates and continued strong real estate market.


Liquidity and Capital Resources

Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, purchased funds, and borrowed funds.

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds, which are available for liquidity needs. Investment securities that contractually mature within one year were approximately $11.6 million at June 30, 2000. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Other short-term investments also increase forecasted cash flows. Total short-term investments, which include Federal funds sold and interest-earning deposits with other banks, totaled $22.6 million at June 30, 2000. Maturities in the loan portfolio also provide a steady flow of funds. At June 30, 2000 and 1999, the loan-to-deposit ratio was 99.6% and 93.4%, respectively.

The Company has a total of $56.7 million in Federal Home Loan Bank advances as of June 30, 2000. The advances mature at various dates from 2000 to 2009 and bear interest payable quarterly. The advances are collateralized by qualifying first mortgage loans.

At June 30, 2000, the Company had approximately $3.2 million in outstanding commitments for major capital expenditures. These expenditures include the estimated cost to complete construction in progress on two branch banking offices and to complete the acquisition and installation of new data processing equipment and software. The Company plans to use normal cash flows from operations to fund these capital expenditures. For the six months ended June 30, 2000, the net cash provided by operating activities was approximately $5.5 million. Additional expenditures may be required for other mergers and acquisitions. At June 30, 2000, there were no cash commitments for additional mergers or acquisitions.

Stockholders' Equity
--------------------
The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 10.2% at June 30, 2000, compared to 10.5% at December 31, 1999.

The Company and its subsidiary banks are required to comply with risk-based capital adequacy standards established by the Federal Reserve and the Federal Deposit Insurance Corporation. At June 30, 2000, management was not aware of any recommendations by its regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity capital resources or operations. However, it is possible that examination by regulatory authorities in the future could materially impact the Company's liquidity, capital resources and operations.

The following table presents the Company's regulatory capital position as of June 30, 2000.

                                                   June 30,        Minimum
                                                     2000        Requirement
                                                     ----        -----------

  Tier I Capital Leverage Ratio                      10.2%           3.0%

  Tier I Risk-based Capital Ratio                    12.9%           4.0%

  Total Risk-based Capital Ratio                     14.0%           8.0%

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates," and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) interest rates and general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations, (iv) the effect of weather, such as drought, on agribusiness loans and (v) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, credit risk and liquidity risk. The Company has little or no risk related to trading accounts, commodities or foreign exchange. Interest rate risk is the exposure of a banking organization's financial condition and earnings ability to adverse movements in interest rates. The Company has analyzed the assumed market value risk and earnings risk inherent in its interest rate sensitive instruments related to interest-rate swings of 300 basis points over a 24 month horizon, both above and below current levels (rate shock analysis). Earnings and fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. There have been no significant changes in the Company's market risk exposure since December 31, 1999.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on April 24, 2000, the following director was elected to hold office until the 2001 annual meeting of stockholders and until his successor is dully elected and qualified or until his earlier death, resignation, incapacity to serve, or removal:


          Name                         For     Against    Abstain

          Alvin R. Tuten, Jr.       7,214,620     0        6,603

          At the annual meeting of stockholders held on April 24, 2000, the following director was elected to hold office until the 2002 annual meeting of stockholders and until his successor is dully elected and qualified or until his earlier death, resignation, incapacity to serve, or removal:

          Name                         For     Against    Abstain

          Kennith D. McLeod         7,214,620     0        6,603

          At the annual meeting of stockholders held on April 24, 2000, the following directors were elected to hold office until the 2003 annual meeting of stockholders and until their successors are dully elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

          Name                         For     Against    Abstain

          James L. Dewar, Jr.       7,214,620     0        6,603
          James L. Dewar, Sr.       7,214,500     0        6,723
          C. Larry Wilkinson        7,214,620     0        6,603
          Joe P. Singletary, Jr.    7,185,021     0       36,202
          Walter W. Carroll, II     7,214,620     0        6,603

          The following directors will continue in office:

            Bill J. Jones, James B. Lanier, Jr., John M. Simmons, D. Ramsay Simmons, Jr., F. Ferrell Scruggs, Sr., R. Bradford Burnette, William
            S. Cowart, Thompson Kurrie, Jr., Paul E. Parker, Tracy A. Dixon


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.Exhibits

           27.1 Financial Data Schedule   For the Six Months Ended June 30, 2000
           27.2 Financial Data Schedule   For the Six Months Ended June 30, 1999

         b.Reports on Form 8-K

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PAB BANKSHARES, INC.
------------------------------------
Registrant


Date:  August 14, 2000                            By:/s/ R. Bradford Burnette
     ------------------------                     ------------------------------
                                                  R. Bradford Burnette
                                                  President and Chief Executive
                                                  Officer


Date:  August 14, 2000                            By:/s/ Michael E. Ricketson
     ------------------------                     ------------------------------
                                                  Michael E. Ricketson
                                                  Chief Financial Officer

                              PAB BANKSHARES, INC.

                                    FORM 10-Q
                                INDEX OF EXHIBITS


The following exhibits are filed as part of the report.
   EXHIBIT NO.      DESCRIPTION                                    PAGE
   -----------      -----------                                    ----

      27.1          Financial Data Schedule   For the Six Months
                      Ended June 30, 2000                            21

      27.2          Financial Data Schedule   For the Six Months
                      Ended June 30, 1999                            23