Form 10-Q
period 2000-09-30
PAB BANKSHARES INC
filed 2000-11-14
CIK 705200

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
                         ------------------------------
                         Commission File Number 0-25422


                              PAB BANKSHARES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                       58-1473302
------------------------------                  ------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
                                                incorporation or organization)

   3250 North Valdosta Road
       Valdosta, Georgia                                     31602
------------------------------                  ------------------------------
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

   There were 9,509,947 shares of the Registrant s Common Stock outstanding at September 30, 2000.
================================================================================

                              PAB BANKSHARES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                           PAGE
  Item 1. Consolidated Financial Statements (Unaudited)
               Balance Sheets                                                3
               Statements of Income                                          4
               Statements of Cash Flows                                    5-6
               Notes to Consolidated Financial Statements                  7-9
  Item 2. Managements' Discussion and Analysis of
               Financial Condition and Results of Operations             10-18
  Item 3. Quantitative and Qualitative Disclosures
               About Market Risk                                            19

PART II.  OTHER INFORMATION
  Item 1. Legal Proceedings                                                 19
  Item 2. Changes in Securities and Use of Proceeds                         19
  Item 3. Defaults Upon Senior Securities                                   19
  Item 4. Submission of Matters to a Vote of Security Holders               20
  Item 5. Other Information                                                 20
  Item 6. Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                  20

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)


                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2000           1999
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                             $ 26,248,049     31,524,206
Interest-bearing deposits with banks                  12,633,327     11,715,628
Federal funds sold and securities purchased
  under agreements to resell                          38,215,000     21,405,000
Securities available for sale                         70,451,400     78,925,871

Loans                                                557,915,004    494,417,167
Allowance for loan losses                             (5,678,772)    (5,037,074)
-------------------------------------------------------------------------------
     Net loans                                       552,236,232    489,380,093
-------------------------------------------------------------------------------
Premises and equipment                                19,162,412     16,076,124
Goodwill and other intangible assets                   2,133,527      2,357,098
Investment in unconsolidated subsidiary                  100,001         40,391
Other real estate owned                                  724,038        762,667
Other assets                                          13,282,426     12,781,615
-------------------------------------------------------------------------------
     Total assets                                   $735,186,412    664,968,693
===============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing deposits                      $ 71,766,638     64,915,579
  Interest-bearing deposits                          507,850,623    451,288,404
-------------------------------------------------------------------------------
     Total deposits                                  579,617,261    516,203,983
-------------------------------------------------------------------------------
Federal funds purchased and securities sold
  under agreements to repurchase                      15,369,196     13,828,094
Advances from the Federal Home Loan Bank              62,124,775     60,112,240
Dividends payable                                        947,054        986,417
Other liabilities                                      5,310,827      4,100,699
-------------------------------------------------------------------------------
     Total liabilities                               663,369,113    595,231,433
-------------------------------------------------------------------------------
Minority interest in preferred stock of
  consolidated subsidiaries                              126,000        126,000
-------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, no par value, 1,500,000 shares
   authorized, no shares issued or outstanding                 0              0
  Common stock, no par value, 98,500,000 shares
   authorized, 9,509,947 and 9,617,406 shares
   issued at September 30, 2000 and
   December 31, 1999, respectively                     1,217,065      1,217,065
  Additional paid-in capital                          29,831,914     31,236,921
  Retained earnings                                   40,562,951     37,336,119
  Accumulated other comprehensive income (loss)           79,369       (178,845)
-------------------------------------------------------------------------------
     Total stockholders' equity                       71,691,299     69,611,260
-------------------------------------------------------------------------------
     Total liabilities and stockholders' equity     $735,186,412    664,968,693
===============================================================================

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30,                        2000           1999
-------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                           $13,088,123     11,005,106
Interest and dividends on securities:
   Taxable                                               953,609      1,156,113
   Tax-exempt                                             56,541         52,148
Other interest income                                    574,360        235,966
-------------------------------------------------------------------------------
   Total interest income                              14,672,633     12,449,333
-------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                   6,286,392      4,894,028
Interest on federal funds purchased and securities
   sold under agreements to repurchase                   174,694        134,979
Interest on Federal Home Loan Bank advances            1,083,311        567,158
-------------------------------------------------------------------------------
   Total interest expense                              7,544,397      5,596,165
-------------------------------------------------------------------------------
   Net interest income                                 7,128,236      6,853,168
Provision for loan losses                                367,000        224,000
-------------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                   6,761,236      6,629,168
-------------------------------------------------------------------------------
OTHER INCOME
Service charges on deposit accounts                    1,015,173        894,677
Other fee income                                         301,010        209,423
Securities transactions, net                              (8,610)        (8,231)
Gain (loss) on sale of assets                               (197)         2,666
Equity in earnings of unconsolidated subsidiary          128,495        180,629
Other income                                              82,174        123,669
-------------------------------------------------------------------------------
   Total other income                                  1,518,045      1,402,833
-------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits                         2,773,086      2,476,331
Occupancy expense of premises                            312,584        286,995
Furniture and equipment expense                          372,341        393,534
Goodwill amortization                                     89,880         89,166
Other operating expenses                               1,385,564      1,425,961
-------------------------------------------------------------------------------
   Total other expenses                                4,933,455      4,671,987
-------------------------------------------------------------------------------
   Income before income tax expense                    3,345,826      3,360,014
Income tax expense                                     1,171,731      1,099,437
-------------------------------------------------------------------------------
   Net income                                        $ 2,174,095      2,260,577
===============================================================================

Earnings per common share:
   Basic                                             $      0.23           0.24
===============================================================================
   Diluted                                           $      0.23           0.23
===============================================================================

Weighted average shares outstanding:
   Basic                                               9,509,770      9,613,654
===============================================================================
   Diluted                                             9,575,208      9,725,171
===============================================================================

Dividends declared per share                         $      0.11           0.10
===============================================================================

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                         2000           1999
-------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                           $37,530,717     31,737,217
Interest and dividends on securities:
   Taxable                                             3,042,163      3,736,320
   Tax-exempt                                            173,427        188,446
Other interest income                                  1,281,339        866,375
-------------------------------------------------------------------------------
   Total interest income                              42,027,646     36,528,358
-------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                  17,041,975     14,871,560
Interest on federal funds purchased and securities
   sold under agreements to repurchase                   493,341        304,774
Interest on Federal Home Loan Bank advances            2,801,558      1,696,837
-------------------------------------------------------------------------------
   Total interest expense                             20,336,874     16,873,171
-------------------------------------------------------------------------------
   Net interest income                                21,690,772     19,655,187
Provision for loan losses                              1,095,437        584,600
-------------------------------------------------------------------------------
   Net interest income after provision
     for loan losses                                  20,595,335     19,070,587
-------------------------------------------------------------------------------
OTHER INCOME
Service charges on deposit accounts                    2,847,694      2,593,703
Other fee income                                         819,003        878,001
Securities transactions, net                             (19,667)       (32,620)
Gain (loss) on sale of assets                           (174,365)        18,984
Equity in earnings of unconsolidated subsidiary          455,341        555,495
Other income                                             282,986        306,996
-------------------------------------------------------------------------------
   Total other income                                  4,210,992      4,320,559
-------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and employee benefits                         8,378,707      7,236,195
Occupancy expense of premises                            877,217        801,132
Furniture and equipment expense                        1,171,977      1,108,676
Goodwill amortization                                    269,641        267,498
Other operating expenses                               4,558,191      4,338,185
-------------------------------------------------------------------------------
   Total other expenses                               15,255,733     13,751,686
-------------------------------------------------------------------------------
   Income before income tax expense                    9,550,594      9,639,460
Income tax expense                                     3,243,767      3,204,695
-------------------------------------------------------------------------------
   Net income                                        $ 6,306,827      6,434,765
===============================================================================

Earnings per common share:
   Basic                                             $      0.66           0.67
===============================================================================
   Diluted                                           $      0.66           0.66
===============================================================================

Weighted average shares outstanding:
   Basic                                               9,536,080      9,612,251
===============================================================================
   Diluted                                             9,614,228      9,753,881
===============================================================================

Dividends declared per share                         $      0.32           0.29
===============================================================================

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                         2000           1999
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $ 6,306,827      6,434,765
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization and accretion, net       1,381,204      1,384,199
   Provision for loan losses                           1,095,437        584,600
   Net realized loss on securities transactions           19,667         32,620
   Net (gain) loss on sale of assets                     174,365        (18,984)
   Equity in earnings of unconsolidated subsidiary      (455,341)      (555,495)
   Dividends received from unconsolidated subsidiary     350,000        400,000
   Net increase in accrued interest receivable,
     prepaid expenses and other assets                  (682,704)    (1,267,198)
   Net increase in accrued interest payable,
     accrued expenses and other liabilities            1,029,017        615,361
-------------------------------------------------------------------------------
     Net cash provided by operating activities         9,218,472      7,609,868
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing deposits with
   other banks                                          (917,699)      (480,158)
  Increase (decrease) in Federal funds sold and
   securities purchased under agreements to resell   (16,810,000)     9,310,000
  Securities available for sale:
   Purchases                                          (2,167,444)   (12,878,833)
   Proceeds from sales and calls                         559,142     10,236,393
   Proceeds from maturities and paydowns              10,444,131     17,191,774
  Net increase in loans                              (63,951,576)   (48,648,551)
  Purchase of premises and equipment                  (4,932,902)    (1,605,618)
  Proceeds from sale of assets                           839,169         47,666
-------------------------------------------------------------------------------
     Net cash used in investing activities           (76,937,179)   (26,827,327)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                 63,413,278     (3,619,778)
  Net increase in Federal funds purchased
   and securities sold under repurchase agreements     1,541,102      7,661,744
  Net increase in Federal Home Loan Bank advances      2,012,535     15,387,227
  Dividends paid                                      (3,119,358)    (2,196,110)
  Dividends paid by pooled company                             0       (452,214)
  Proceeds from the exercise of stock options             29,515          2,413
  Acquisition of stock under stock repurchase plans   (1,434,522)             0
-------------------------------------------------------------------------------
     Net cash provided by financing activities        62,442,550     16,783,282
-------------------------------------------------------------------------------
Net decrease in cash and due from banks               (5,276,157)    (2,434,177)

Cash and due from banks at beginning of period        31,524,206     27,222,697
-------------------------------------------------------------------------------
Cash and due from banks at end of period             $26,248,049     24,788,520
===============================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                          $19,850,785     16,714,954
   Taxes                                             $ 3,666,300      3,186,018

Noncash transactions:
  Increase (decrease) in unrealized gains on
   Securities available for sale                     $   439,325     (1,944,470)
  Stock issued to directors in lieu of fees          $         0        114,630


                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION
  The accompanying consolidated financial information of PAB Bankshares, Inc. and Subsidiaries (the "Company") is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. As more fully discussed in Note 2, the Company completed one merger in 1999 accounted for as a pooling of interests. The accompanying consolidated financial information has been restated for all periods presented to reflect the effect of this merger as if it had taken place on January 1, 1999. Certain other reclassification adjustments have been made to prior year amounts with no effect on total assets or net income in order to conform with the current year presentation. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  The following table illustrates the Company's net interest income, net income, and earnings per share on a consolidated basis for the periods prior to the business combination discussed above:



                                          Net                  Basic    Diluted
                                       Interest       Net    Earnings  Earnings
                                        Income      Income   Per Share Per Share
  -----------------------------------------------------------------------------
                                        (In Thousands Except Per Share Amounts)
   Three Months Ended
     September 30, 1999:
       PAB Bankshares, Inc.             $5,936      $1,899      $0.23     $0.23
       Baxley Federal                      917         362       0.66      0.66

   Combined                             $6,853      $2,261      $0.24     $0.23
   =============================================================================
   Nine Months Ended
     September 30, 1999:
       PAB Bankshares, Inc.            $17,002      $5,414      $0.65     $0.64
       Baxley Federal                    2,653       1,021       1.85      1.85
   -----------------------------------------------------------------------------
   Combined                            $19,655      $6,435      $0.67     $0.66
   =============================================================================


NOTE 3.  STOCKHOLDERS' EQUITY
   On March 20, 2000, the Company declared a quarterly cash dividend of $0.105 per share payable to shareholders of record as of March 31, 2000. The dividend was paid by April 14, 2000.

   On May 22, 2000, the Company declared a quarterly cash dividend of $0.1075 per share payable to shareholders of record as of June 30, 2000. The dividend was paid by July 14, 2000.

   On August 28, 2000, the Company declared a quarterly cash dividend of $0.11 per share payable to shareholders of record as of September 30, 2000. The dividend is to be paid by October 13, 2000.

   During the nine months ended September 30, 2000, the Company acquired and cancelled 111,616 shares of common stock for a total of $1,434,522 through two stock repurchase plans approved by the Board of Directors on June 21, 1999 and March 20, 2000. A balance of 13,384 shares was available in the plans for repurchase at September 30, 2000.

   During the nine months ended September 30, 2000, the Company issued 4,157 shares of common stock for a total of $29,515 upon the exercise of employee stock options.

NOTE 4.  COMPREHENSIVE INCOME
   The Company's comprehensive income, which includes certain transactions and other economic events that bypass the income statement, consists of net income and unrealized gains and losses on securities available for sale, net of income taxes.

   Comprehensive income for the three months and nine months ended September 30, 2000 and 1999 is calculated as follows:

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                            2000      1999      2000      1999
-------------------------------------------------------------------------------
                                                       (In Thousands)
Net income                                 $2,174     2,261     6,307     6,435
-------------------------------------------------------------------------------
Other comprehensive income (loss):
  Net unrealized holding gains
   (losses) arising during the
   period, net of tax                         534      (817)      246    (1,321)
  Reclassification adjustment for
   losses included in net income,
   net of tax                                   6         5        13        21
-------------------------------------------------------------------------------
     Total other comprehensive
       income (loss)                          540      (812)      259    (1,300)
-------------------------------------------------------------------------------
     Comprehensive income                  $2,714     1,449     6,566     5,135
===============================================================================

NOTE 5.  EARNINGS PER SHARE
  Earnings per share for periods prior to 2000 have been restated to reflect the business combinations accounted for as poolings of interests.

  The following tables set forth the computation of basic and diluted earnings per share:


                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                            2000      1999      2000      1999
-------------------------------------------------------------------------------
                                             (In Thousands Except Per Share)
  Basic:
   Net income                              $2,174    $2,261    $6,307    $6,435
-------------------------------------------------------------------------------
   Average common shares                    9,510     9,614     9,536     9,612
-------------------------------------------------------------------------------
       Earnings per common share            $0.23     $0.24     $0.66     $0.67
===============================================================================

  Diluted:
   Net income                              $2,174    $2,261    $6,307    $6,435
-------------------------------------------------------------------------------
   Average common shares                    9,510     9,614     9,536     9,612
   Effect of dilutive securities:
     Stock options                             65       111        78       142
-------------------------------------------------------------------------------
      Average diluted common shares         9,575     9,725     9,614     9,754
-------------------------------------------------------------------------------
       Earnings per common share            $0.23     $0.23     $0.66     $0.66
===============================================================================


NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS
  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133".) Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
  133 - an amendment of FASB Statement No. 133" ("Statement 137"), which deferred the effective date of Statement 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("Statement 138".) For the Company, Statement 133, as amended by Statement 137 and Statement 138, is effective January 1, 2001. On adoption, the provisions of Statement 133 must be applied prospectively. The Company is in the process of assessing the impact that Statement 133 will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PAB Bankshares, Inc. (the "Company") is a bank holding company organized and incorporated in 1982 under the laws of the State of Georgia and headquartered in Valdosta, Georgia. At June 30, 2000, the Company consisted of five financial institution subsidiaries: The Park Avenue Bank in Valdosta, Georgia; Farmers & Merchants Bank in Adel, Georgia; First Community Bank of Southwest Georgia in Bainbridge, Georgia; Eagle Bank and Trust in Statesboro, Georgia; and Baxley Federal Savings Bank in Baxley, Georgia (collectively referred to herein as the "Banks"); and an investment advisory services subsidiary, PAB Financial Services, LLC in Valdosta, Georgia ("PAB Financial").

The Company is focused on community banking. The Company's knowledge of both its product lines and local markets allows it to compete effectively with larger institutions by offering a wide range of products and services while maintaining strong community relationships and name recognition within its markets. The Company supports a philosophy of autonomous management with each subsidiary bank having its own board of directors and officers who make lending decisions at the local level. Through 13 banking offices, the Banks provide a broad array of services including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans; consumer loans; and a variety of commercial and consumer deposit products. Through financial service agreements with PAB Financial, the Banks are able to offer a complete line of financial and investment services to their customers.

Acquisitions of unaffiliated financial institutions during the past three years have been a principal source of the Company's growth. In 1998, the Company acquired both Eagle Bancorp, Inc. and its wholly owned bank subsidiary, Eagle Bank and Trust, and Investors Financial Corporation and its wholly owned bank subsidiary, Bainbridge National Bank. Bainbridge National Bank was subsequently merged into First Community Bank of Southwest Georgia. In 1999, the Company acquired Baxley Federal Savings Bank, a federal stock savings bank. During the fourth quarter of 2000, Baxley Federal Savings Bank, with regulatory approval, will convert its federal thrift charter to a state commercial bank charter. The historical financial statements of the Company have been restated to give effect to these acquisitions, which were accounted for as poolings of interests.

On September 19, 2000, the Company announced that they had entered into a merger agreement with Friendship Community Bank of Ocala, Florida ("Friendship".) Subject to regulatory and shareholder approvals, the Company will acquire 100% of the stock of Friendship in an all cash transaction. Friendship has total assets of approximately $50 million and two full-service banking offices in Ocala.

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

FINANCIAL CONDITION

During the nine-month period from December 31, 1999 to September 30, 2000, total assets increased $70,217,000, or 10.6%, to $735,186,000. Most of this growth was in the loan portfolio. Total loans increased $63,498,000, or 12.8%, to $557,915,000. The loan growth is primarily attributable to strong demand for loans in the markets that the Company serves. The Company has been able to fund the loan demand through the liquidation of other earning assets and through an aggressive campaign for deposit growth. Total deposits increased $63,413,000, or 12.3%, to $579,617,000. An increase of $41,549,000 in time deposits represented the majority of the total deposit growth during the period. The table below provides a comparative summary of the major balance sheet accounts at September 30, 2000 and December 31, 1999.

                                      Sept. 30,  Dec. 31,
                                        2000       1999     $ Change   % Change
-------------------------------------------------------------------------------
                                                (Dollars In Thousands)
Assets:
  Interest-bearing deposits with
    other banks                       $ 12,633     11,716        917       7.8%
  Federal funds sold                    38,215     21,405     16,810      78.5%
  Securities available for sale         70,451     78,926     (8,475)    -10.7%
  Loans                                557,915    494,417     63,498      12.8%
-------------------------------------------------------------------------------
    Total interest-earning assets      679,214    606,464     72,750      12.0%
-------------------------------------------------------------------------------
  Cash and due from banks               26,248     31,524     (5,276)    -16.7%
  Allowance for loan losses             (5,679)    (5,037)      (642)     12.7%
  Other assets                          35,403     32,018      3,385      10.6%
-------------------------------------------------------------------------------
      Total assets                    $735,186    664,969     70,217      10.6%
===============================================================================

Liabilities & stockholders  equity:
  Interest-bearing deposits           $507,851    451,288     56,563      12.5%
  FHLB advances                         62,125     60,112      2,013       3.3%
  Other short-term borrowings           15,369     13,828      1,541      11.1%
-------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                      585,345    525,228     60,117      11.4%
-------------------------------------------------------------------------------
  Noninterest-bearing deposits          71,766     64,916      6,850      10.6%
  Other liabilities                      6,258      5,088      1,170      23.0%
  Minority interests                       126        126         0        0.0%
  Stockholders' equity                  71,691     69,611      2,080       3.0%
-------------------------------------------------------------------------------
    Total liabilities &
      stockholders' equity            $735,186    664,969     70,217      10.6%
===============================================================================

RESULTS OF OPERATIONS

For the three months ended September 30, 2000, the Company recorded net income of $2,174,000, or $0.23 per diluted share, as compared to $2,261,000, or $0.23 per diluted share, for the same period in 1999. The net decrease of $87,000, or 3.8%, is the result of the following:

  Net interest income increased $275,000.
  Provision for credit losses increased $143,000.
  Other income increased $183,000.
  Other expense increased $329,000.
  Income tax expense increased $73,000.

For the nine months ended September 30, 2000 the Company recorded net income of $6,307,000, or $0.66 per diluted share, as compared to $6,435,000, or $0.66 per diluted share, for the same period in 1999. The net decrease of $128,000, or 2.0%, is due primarily to the following:

  Net interest income increased $2,036,000.
  Provision for credit losses increased $511,000.
  Other income decreased $21,000.
  Other expense increased $1,593,000.
  Income tax expense increased $39,000.

The reasons for these changes are discussed more fully below.

Net Interest Income
-------------------
For the three months ended September 30, 2000, net interest income on a taxable-equivalent basis was $7,158,000, compared to $6,880,000 for the same period in 1999, an increase of $277,000, or 4.0%. The net interest margin was 4.36% for the third quarter of 2000, 38 basis points lower than the net interest margin during the same period in 1999. The decrease of the net interest margin during the period is the result of an increase in promotional rate certificates of deposit and borrowings from the Federal Home Loan Bank.

For the three months ended September 30, 2000, total interest income on a taxable-equivalent basis increased $2,226,000, compared to the same period in 1999. The increase in interest income was primarily due to an increase of $77,224, or 13.4%, in interest-earning assets. In addition, the average yield on earning assets was 36 basis points higher than the average yield during the same period in 1999.

For the three months ended September 30, 2000, total interest expense increased $1,948,000, compared to the same period in 1999. The increase in interest expense was due to an increase in the volume of interest-bearing liabilities of $74,974, or 15.4%, and an increase in interest rates. The average rate paid on interest-bearing liabilities was 78 basis points higher than the average rate during the same period in 1999.

The following table sets forth the amount of interest income or expense and the average yields or rates for each major category of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2000 and 1999. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

Three Months Ended
September 30,                          2000                       1999
-------------------------------------------------------------------------------
                                    Interest Average           Interest  Average
                            Average Income/  Yield/     Average Income/  Yield/
                            Balance Expense   Rate      Balance Expense   Rate
-------------------------------------------------------------------------------
                                           (Dollars In Thousands)
Interest-earning assets:
  Loans                    $546,845   13,088   9.52%    475,286  11,005   9.19%
  Investment securities:
    Taxable                  66,291      954   5.72%     78,874   1,156   5.82%
    Nontaxable                4,844       86   7.04%      6,130      79   5.11%
  Other short term
    investments              35,631      574   6.41%     16,097     236   5.82%
-------------------------------------------------------------------------------
      Total interest-
        earning assets     $653,611   14,702   8.95%    576,387  12,476   8.59%
===============================================================================
Interest-bearing liabilities:
  Interest-bearing
    demand deposits        $112,502      810   2.86%    111,763     751   2.67%
  Savings deposits           29,077      176   2.42%     30,611     201   2.60%
  Time deposits             347,143    5,300   6.02%    292,015   3,942   5.36%
  FHLB advances              59,726    1,083   7.22%     41,434     567   5.43%
  Other short term
    borrowings               14,481      175   4.80%     12,132     135   4.41%
-------------------------------------------------------------------------------
      Total interest-
        bearing
         liabilities       $562,929    7,544   5.33%    487,955   5,596   4.55%
===============================================================================
Net interest income                   $7,158                      6,880
===============================================================================
Total assets               $707,543                     627,211
===============================================================================
Net interest margin                            4.36%                      4.74%
===============================================================================

For the nine months period ended September 30, 2000, net interest income on a taxable-equivalent basis was $21,780,000, compared to $19,752,000 for the same period in 1999, an increase of $2,028,000, or 10.3%. The net interest margin was 4.62% for the year-to-date, 2 basis points lower than the net interest margin during the same period in 1999.

For the nine months ended September 30, 2000, total interest income on a taxable-equivalent basis increased $5,492,000, compared to the same period in 1999. The increase in interest income was primarily due to an increase of $60,757, or 10.7%, in interest-earning assets. In addition, the average yield on earning assets was 33 basis points higher than the average yield during the same period in 1999.

For the nine months ended September 30, 2000, total interest expense increased $3,464,000, compared to the same period in 1999. The increase in interest expense was due to an increase in the volume of interest-bearing liabilities of $55,829, or 11.6%, and an increase in interest rates. The average rate paid on interest-bearing liabilities was 37 basis points higher than the average rate during the same period in 1999.

The following table sets forth the amount of interest income or expense and the average yields or rates for each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2000 and 1999. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

Nine Months Ended
September 30,                          2000                       1999
-------------------------------------------------------------------------------
                                    Interest Average           Interest  Average
                            Average Income/  Yield/     Average Income/  Yield/
                            Balance Expense   Rate      Balance Expense   Rate
-------------------------------------------------------------------------------
                                           (Dollars In Thousands)
Interest-earning assets:
  Loans                    $526,915   37,531   9.51%    458,916  31,737   9.25%
  Investment securities:
    Taxable                  69,332    3,042   5.86%     82,980   3,736   6.02%
    Nontaxable                5,097      263   6.89%      7,007     286   5.45%
  Other short term
    investments              28,846    1,281   5.93%     20,530     866   5.64%
-------------------------------------------------------------------------------
      Total interest-
        earning assets     $630,190   42,117   8.93%    569,433  36,625   8.60%
===============================================================================
Interest-bearing liabilities:
  Interest-bearing
    demand deposits        $116,741    2,467   2.82%    110,906   2,208   2.66%
  Savings deposits           29,355      570   2.60%     30,541     608   2.66%
  Time deposits             323,124   14,005   5.79%    292,317  12,056   5.51%
  FHLB advances              55,680    2,802   6.72%     39,453   1,697   5.75%
  Other short term
    borrowings               13,916      493   4.74%      9,770     305   4.17%
-------------------------------------------------------------------------------
      Total interest-
        bearing
         liabilities       $538,816   20,337   5.04%    482,987  16,873   4.67%
===============================================================================
Net interest income                  $21,780                     19,752
===============================================================================
Total assets               $681,596                     619,808
===============================================================================
Net interest margin                            4.62%                      4.64%
===============================================================================


Provision for Loan Losses
-------------------------
For the third quarter of 2000, the Company recorded a provision for loan losses of $367,000 compared to $224,000 for the third quarter of 1999. Net charge-offs during the third quarter of 2000 amounted to $193,000 compared to $582,000 for the third quarter of 1999.

For the nine months ended September 30, 2000, the Company recorded a provision for loan losses of $1,095,000, compared to $585,000 during the same period in 1999. Net charge-offs for the nine months ended September 30, 2000 amounted to $454,000 compared to $752,000 during the same period in 1999.

The increase in the provision was necessary to replenish loan losses during the period and to provide for losses inherent in a growing loan portfolio. Management anticipates further increases in the provision to supplement the overall level of the allowance for loan losses. The allowance for loan losses was 1.02% of total loans at September 30, 2000 and at December 31, 1999. The annualized net loss to average total loans ratio was 0.12% for the current year-to-date and 0.22% for the same period in 1999. Management will continue to monitor and adjust the level of the allowance for loan losses in relation to net charge-offs, as well as the overall level of the allowance for loan losses to loans outstanding and management's assessment of loan losses inherent in the loan portfolio.

The table below summarizes the level of nonperforming assets at September 30, 2000 and December 31, 1999.

                                      Sept. 30,  Dec. 31,
                                        2000       1999     $ Change   % Change
-------------------------------------------------------------------------------
                                                (Dollars In Thousands)
Loans past due 90 days or more
  and still accruing interest (1)       $1,140        465        675     145.2%
Nonaccrual loans                         1,971      2,395       (424)    -17.7%
-------------------------------------------------------------------------------
      Total nonperforming loans          3,111      2,860        251       8.8%
Other real estate owned                    754        763         (9)     -1.2%
-------------------------------------------------------------------------------
      Total nonperforming assets         3,865      3,623        242       6.7%
===============================================================================

Nonperforming loans/Total loans          0.56%      0.58%
Nonperforming assets/Total assets        0.53%      0.54%


(1) The amount shown excludes $4,430,000, the guaranteed portion of a USDA loan. The unguaranteed portion, $492,000, is included in the total for nonaccrual loans.

Other Income
------------
Other income increased $115,000, or 8.2%, during the third quarter of 2000 compared to the same period in 1999. The Company's main source of other income is from service charges on deposit accounts. As a result of the deposit growth in the Banks, service charge income increased $120,000, or 13.5%. Other fee income increased $92,000, or 43.7%, due in part to brokerage fees generated through PAB Financial. PAB Financial began operations in November 1999. The Company s equity interest in the net earnings of Empire Financial Services, Inc., an unconsolidated subsidiary, decreased $52,000, or 28.9%, compared to the same period in 1999. Other noninterest income, which includes earnings on the cash value of officers life insurance, decreased $41,000, or 33.6%. The earnings on the cash value of officers life insurance policies for the quarter was $30,000 less than the same period in 1999.

For the nine months ended September 30, 2000, other income decreased $110,000, or 2.5%, compared to the same period in 1999. Service charges on deposits increased by $254,000, or 9.8%. Other fee income decreased $59,000, or 6.7%. Fees generated from mortgage banking activities decreased $156,000, or 33.7%, due primarily to a decline in the demand for residential mortgages as compared to the higher demand experienced in 1998 and early 1999. Management attributes the decline in demand to an increase in mortgage interest rates. Fees generated on brokerage services offered through PAB Financial, has provided $68,000 in 2000.

Other Expense
-------------
Other expense increased $261,000, or 5.6%, for the three months ended September 30, 2000 compared to the same period in 1999. Salaries and employee benefits expense increased $297,000, or 12.0%. The increase in personnel cost is the result of normal cost increases for existing employees plus an increase of 10.2% in the number of full time equivalent employees from 246 at September 30, 1999 to 271 at September 30, 2000. The increase in employee levels is the result of the Banks growth and the need for staffing at the holding company level. The change in other expenses during the quarter is the result of normal business operations.

For the nine months ended Sept 30, 2000, other expense increased $1,504,000, or 10.9%. Salaries and employee benefits increased $1,143,000, or 15.8%. Occupancy expense increased $76,000, or 9.5%. Furniture and equipment expense increased $63,000, or 5.7%. Other operating expense increased $220,000, or 5.1%.

During the year, the Company has been planning and preparing for a complete systems conversion. The Company is upgrading its data processing, imaging, Internet banking, teller, ATM, payroll and accounting systems and installing new communications and networking systems to enhance the systems upgrades. Although training and implementation of new policies and procedures should continue into 2001, management anticipates having the major components of the conversion process completed by the end of this year.

The following table presents the major components of other operating expense.

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                            2000      1999      2000      1999
-------------------------------------------------------------------------------
                                                   (Dollars In Thousands)
Other operating expenses:
  Postage and courier                      $  119       112       364       363
  Supplies                                     91       121       340       393
  Advertising                                  96        86       309       256
  Committee and directors fees                142       124       427       370
  Legal and accounting fees                   107       110       418       362
  All other operating expenses                831       873     2,700     2,594
-------------------------------------------------------------------------------
     Total other operating expenses        $1,386     1,426     4,558     4,338
===============================================================================


Income Tax Expense
------------------
Income tax expense increased $72,000 for the three months ended September 30, 2000 compared to the same period in 1999. The effective tax rate for the third quarter of 2000 was 35.0% compared to 32.7% for the same period in 1999.

Income tax expense increased $39,000 for the nine months ended September 30, 2000 compared to the same period in 1999. The effective tax rate the year-to-date was 34.0% compared to 33.2% for the same period in 1999.


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

The Company's loan to deposit ratio was 96.3% and 95.8% at September 30, 2000 and December 31, 1999, respectively.

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds, which are available for liquidity needs. Investment securities that contractually mature within one year were approximately $38.2 million at September 30, 2000. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Other short-term investments also increase forecasted cash flows. Total short-term investments, which include Federal funds sold and interest-earning deposits with other banks, totaled $50.8 million at September 30, 2000. Maturities in the loan portfolio also provide a steady flow of funds.

The Company has a total of $62.1 million in Federal Home Loan Bank advances as of September 30, 2000. The advances mature at various dates from 2000 to 2010 and bear interest payable quarterly. Approximately $40.1 million of the advances either mature of reprice within one year. The advances are collateralized by qualifying first mortgage loans.

At September 30, 2000, the Company had approximately $3.0 million in outstanding commitments for major capital expenditures. These expenditures include the estimated cost to complete construction in progress on three branch banking offices and to complete the acquisition and installation of new data processing and communications equipment and software. The Company plans to use normal cash flows from operations to fund these capital expenditures. For the nine months ended September 30, 2000, the net cash provided by operating activities was approximately $9.2 million. Additionally, the Company anticipates that it will utilize its $15 million line of credit with The Bankers Bank of Atlanta, Georgia, to complete its $7.7 million acquisition of Friendship Community Bank of Ocala, Florida.

Stockholders' Equity
--------------------
The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 9.8% at September 30, 2000, compared to 10.5% at December 31, 1999.

The Company and its subsidiary banks are required to comply with risk-based capital adequacy standards established by the Federal Reserve and the Federal Deposit Insurance Corporation. At September 30, 2000, management was not aware of any recommendations by its regulatory authorities which, if they were to be implemented, would have a material effect on the Company s liquidity capital resources or operations. However, it is possible that examination by regulatory authorities in the future could materially impact the Company's liquidity, capital resources and operations.

The following table presents the Company's regulatory capital position as of September 30, 2000.


                                               September 30,   Minimum
                                                   2000      Requirement
          ------------------------------------------------------------------
          Tier I Capital Leverage Ratio             9.9%          3.0%

          Tier I Risk-based Capital Ratio          12.6%          4.0%

          Total Risk-based Capital Ratio           13.7%          8.0%


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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

                27.1  Financial Data Schedule For the Nine Months
                        Ended September 30, 2000
                27.2  Financial Data Schedule For the Nine Months
                        Ended September 30, 1999

         b.  Reports on Form 8-K

                None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PAB BANKSHARES, INC.
-----------------------
Registrant


Date:  November 14, 2000     By:   /s/ R. Bradford Burnette
       -----------------           --------------------------
                                   R. Bradford Burnette
                                   President and Chief Executive Officer


Date:  November 14, 2000     By:   /s/ Michael E. Ricketson
       -----------------           --------------------------
                                   Michael E. Ricketson
                                   Chief Financial Officer

                              PAB BANKSHARES, INC.
                                    FORM 10-Q
                                INDEX OF EXIBITS


The following exhibits are filed as part of the report.

 EXHIBIT NO.              DESCRIPTION
 -----------   --------------------------------
     27.1           Financial Data Schedule
                    For the Nine Months
                    Ended September 30, 2000

     27.2           Financial Data Schedule
                    For the Nine Months
                    Ended September 30, 1999