Form 10-K
period 2000-12-31
PAB BANKSHARES INC
filed 2001-04-02
CIK 705200

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000
                         Commission File Number 0-25422

                              PAB BANKSHARES, INC.
                             (A Georgia Corporation)
                 IRS Employer Identification Number: 58-1473302

                3250 North Valdosta Road, Valdosta, Georgia 31602
                        Telephone Number: (229) 241-2775

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title  of  each  class        Name of each exchange on which registered

     Common  Stock,  no  par  value         The  American  Stock  Exchange
     ------------------------------         ------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001 was $72,826,074 based on a closing trading price of $10.57 per share.

The number of shares outstanding of the registrant's common stock at March 1, 2000 was 9,496,563 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end is incorporated by reference in answer to Part III of this Form 10-K.

================================================================================

                                       TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I
------
     1.  BUSINESS                                                                             3
          Banking Subsidiaries                                                                4
          Banking Services and Operations                                                     6
          Nonbanking Services and Operations                                                  6
          Competition                                                                         6
          Employees                                                                           6
          Supervision and Regulation                                                          7
     2.  PROPERTIES                                                                          12
     3.  LEGAL PROCEEDINGS                                                                   12
     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 12
PART II
-------
     5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                                                13
          Market and Dividend Information                                                    13
          Stockholders                                                                       13
     6.  SELECTED FINANCIAL DATA                                                             14
     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                          15
          Statistical Disclosures
            Average Balances, Interest and Yields                                            16
            Rate / Volume Analysis                                                           17
            Investment Portfolio                                                             17
            Loan Portfolio                                                                   18
            Summary of Loan Loss Experience                                                  20
            Deposits                                                                         21
            Borrowings                                                                       21
          Liquidity and Capital Resources                                                    22
          Results of Operations                                                              23
     7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            26
     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Quarterly Financial Summary for 2000 and 1999                                      27
          Report of Independent Public Accountants                                           29
          Consolidated Statements of Condition at December 31, 2000 and 1999                 31
          Consolidated Statements of Income for the Three Years Ended December 31, 2000      32
          Consolidated Statements of Comprehensive Income for the Three Years Ended
            December 31, 2000                                                                33
          Consolidated Statements of Stockholders' Equity for the Three Years Ended
            December 31, 2000                                                                34
          Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000  35
          Notes to Consolidated Financial Statements                                         37
     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES                                                          59

PART III
--------
     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                  59
     11. EXECUTIVE COMPENSATION                                                              59
     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                      59
     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                      59
PART IV
-------
     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                    59
SIGNATURES                                                                                   61
EXHIBIT INDEX                                                                                63

PART  I

CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as oral statements made by PAB Bankshares, Inc. ("PAB") or the officers, directors, or employees of PAB may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our strategies and other statements that are not historical facts. When we use in this Report words like "anticipate,"
"believe," "expect," "estimate" and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of PAB, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which PAB is engaged; (5) costs or difficulties related to the integration of the businesses of PAB and its merger partners may be greater than expected; (6) expected cost savings associated with mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than PAB; and (9) adverse changes may occur in the bond and equity markets. Many of such factors are beyond PAB's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. PAB disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.


ITEM  1.  BUSINESS

GENERAL

PAB is a bank holding company organized and incorporated in 1982 under the laws of the State of Georgia and headquartered in Valdosta, Georgia. At December 31, 2000, PAB consisted of six bank subsidiaries (the "Banks") listed in order of acquisition in the table below, as well as an investment advisory services firm, PAB Financial Services, LLC ("PAB Financial"), with an office in Valdosta, Georgia.


BANK SUBSIDIARY/BANK PRESIDENT              BANK LOCATIONS(# OF OFFICES)
------------------------------------------  ------------------------------------------
The Park Avenue Bank                        Valdosta, Lowndes County, Georgia (3)
  William S. Cowart                         Lake Park, Lowndes County, Georgia (1)
                                            McDonough, Henry County, Georgia (1)

Farmers & Merchants Bank (99.91% owned)     Adel, Cook County, Georgia (1)
  Brenda B. Schwalls

First Community Bank of Southwest Georgia   Bainbridge, Decatur County, Georgia (3)
  Jeff E. Hanson                            Cairo, Grady County, Georgia (1)

Eagle Bank and Trust                        Statesboro, Bulloch County, Georgia (2)
  Gary L. Johnson

Baxley Federal Bank                         Baxley, Appling County, Georgia (1)
  Alvin R. Tuten, Jr.                       Hazlehurst, Jeff Davis County, Georgia (1)

Friendship Community Bank                   Ocala, Marion County, Florida (2)
  J. Clay Gibson

PAB focuses on community banking. PAB's knowledge of both its product lines and local markets allows it to compete effectively with larger institutions by offering a wide range of products and services while maintaining strong community relationships and name recognition within its markets. In addition, management believes that there will continue to be increased opportunities to deliver commercial loan products in the retail and small to middle markets as larger competitors focus on the higher dollar and volume loan product markets.

PAB supports a philosophy of autonomous management with each subsidiary bank having its own board of directors and officers who make lending decisions at the local level. Through 16 banking offices, the Banks provide a broad array of services, including: loans to small and medium-sized businesses; residential, construction and development loans; commercial real estate loans; Small Business Administration ("SBA") lending; consumer loans; and a variety of commercial and consumer deposit products. Through financial service agreements with PAB Financial, the Banks are also able to offer a complete line of financial and investment services to their customers.

Acquisitions of unaffiliated financial institutions during the past three years have been a principal source of PAB's growth. In 1998, PAB completed its acquisition of Investors Financial Corporation and its wholly-owned subsidiary, Bainbridge National Bank. Bainbridge National was then merged into First Community. Also in 1998, PAB completed its acquisition of Eagle Bancorp, Inc., and its wholly-owned subsidiary, Eagle Bank and Trust. In 1999, PAB completed its acquisition of Baxley Federal Savings Bank, a federal stock savings bank. In November 2000, Baxley Federal Savings Bank was converted to a state-chartered, commercial bank operating under the name of Baxley Federal Bank. Each of these mergers was accounted for using the pooling of interest method of accounting for business combinations. Accordingly, the historical financial statements of PAB have been restated to include these acquisitions. In December 2000, PAB acquired Friendship Community Bank through an all cash transaction. This acquisition was accounted for using the purchase method of accounting for business combinations.

During 2000, PAB strategically positioned itself into new growth markets to complement its existing markets. In November 2000, Park Avenue opened a full-service banking office in McDonough, Henry County, Georgia, which is located 25 miles southeast of downtown Atlanta along U.S. Interstate 75. According to a March 2000 U. S. Census Bureau report, the population of Henry County grew 93.1% from 1990 to 1999. Over this time span, Henry County was the second fastest growing county in Georgia. Corresponding with the population growth, according to FDIC deposit data, there has been annual deposit growth of at least 12% in Henry County in each year since 1994, a 97.1% increase overall. Also in November, Eagle began construction of a full-service banking office in Richmond Hill, Bryan County, Georgia, which is located in a growing suburban area 23 miles south of Savannah, Georgia, along U. S. Highway 17. The Richmond Hill office is scheduled to open in March 2001. In December 2000, PAB acquired Friendship Community Bank in Ocala, Marion County, Florida. Marion County is one of the twenty most populous counties in Florida. According to recent U. S. Census Bureau statistics, Marion County's population grew 26.2% from 1990 to
1999,  and  is  projected  to  grow  another  22%  by  2010.


PAB's principal executive offices are located at 3250 North Valdosta Road, Valdosta, Georgia, 31602, and its telephone number at that address is (229) 241-2775.

BANKING  SUBSIDIARIES

The  Park  Avenue  Bank

Park Avenue commenced operations in 1971 as a state-chartered commercial bank. The main office of the bank is located in Valdosta, Georgia. Park Avenue has five full-service banking offices in Georgia. In 1999, Park Avenue formed PAB Holdings, Inc., an intermediate holding company, and PAB Investments, Inc., a Real Estate Investment Trust ("REIT"). These companies were established in order to enhance and strengthen the capital position of Park Avenue. The establishment of a REIT subsidiary is expected to allow Park Avenue to increase the effective yield on its real estate related assets and residential mortgage loan portfolios by transferring a portion of those assets and loans to an entity that receives favorable tax treatment. At December 31, 2000, Park Avenue had approximately $292.3 million in assets and approximately $241.4 million in deposits.

The Valdosta Chamber of Commerce estimates the current population of Valdosta to be approximately 43,700 and the population of Lowndes County to be approximately 92,100. Valdosta is the county seat of Lowndes County and is approximately 18 miles north of the Georgia-Florida border.

Farmers  &  Merchants  Bank

Farmers commenced operations in 1947 as a state-chartered commercial bank. The bank is located in Adel, Georgia. At December 31, 2000, Farmers had approximately $61.3 million in assets and approximately $49.2 million in deposits.

The Cook County Chamber of Commerce estimates the current population of Adel to be approximately 5,300 and the population of Cook County to be approximately 15,700. Adel is approximately 25 miles north of Valdosta, Georgia.

First  Community  Bank  of  Southwest  Georgia

First Community was chartered in 1934 as a federal mutual savings and loan association. In June 1990, the bank was converted from a federal mutual savings and loan association to a federal stock savings bank through the sale and issuance of common stock. First Community today is a state-chartered commercial bank, with three banking offices in Bainbridge, Georgia, and a branch bank in Cairo, Georgia, using the trade name "The Bank of Grady County". First Community also owns 50% of the issued and outstanding capital stock of Empire Financial Services, Inc., an originator and servicer of commercial real estate loans. In 1999, First Community formed FCB Holdings, Inc., an intermediate holding company, and FCB Investments, Inc., a REIT. Like those established by Park Avenue, these companies were established to allow First Community to increase the effective yield on its real estate related assets and residential mortgage loan portfolios. At December 31, 2000, First Community had approximately $167.6 million in assets and approximately $135.0 million in deposits.

The Decatur County Chamber of Commerce estimates the current population of Bainbridge to be approximately 11,700 and the population of Decatur County to be approximately 28,200. Bainbridge is approximately 90 miles west of Valdosta, Georgia.

Eagle  Bank  and  Trust

Eagle commenced operations in 1991 as a state-chartered commercial bank. Eagle has two full-service banking offices in Statesboro, Georgia. In March 2001, Eagle expects to open a new bank branch in Richmond Hill, Bryan County, Georgia, using the trade name "The Richmond Hill Bank". At December 31, 2000, Eagle had approximately $94.8 million in assets and approximately $80.4 million in deposits.

The Bulloch County Chamber of Commerce estimates the current population of Statesboro be approximately 22,700 and the population of Bulloch County to be approximately 56,000. Statesboro is approximately 155 miles northeast of Valdosta, Georgia.

Baxley  Federal  Bank

Baxley was chartered in 1934 as a federal mutual savings and loan association. In June 1991, Baxley was converted from a federal mutual savings and loan association to a federal stock savings bank through the sale and issuance of common stock. In November 2000, Baxley converted to a state-charted, commercial bank. The main office of the bank is located in Baxley, Georgia. The bank also has a branch office in Hazlehurst, Georgia. At December 31, 2000, Baxley had approximately $121.0 million in assets and approximately $94.6 million in deposits.

The Appling County Chamber of Commerce estimates the current population of Baxley to be approximately 4,100 and the population of Appling County to be approximately 17,400. Baxley is approximately 90 miles northeast of Valdosta, Georgia.

Friendship  Community  Bank

Friendship began operations in 1988 as a state chartered, Federal Reserve member bank in Ocala, Florida. Friendship has two full-service banking offices in Ocala. At December 31, 2000, Friendship had approximately $53.2 million in assets and $44.4 million in deposits. Following the receipt of all regulatory approvals, PAB plans to merge Friendship with and into Park Avenue during the second quarter of 2001.

The Marion County Chamber of Commerce estimates the current population of Ocala to be approximately 50,000 and the population of Marion County to be approximately 265,000. Ocala is approximately 150 miles south of Valdosta, Georgia.

BANKING  SERVICES  AND  OPERATIONS

Each of PAB's six commercial banking subsidiaries offer a full range of commercial banking services to individuals, professionals and business customers in their respective primary service areas. The Banks provide customary banking services such as checking and savings accounts, various types of time deposits, money transfers, safe deposit facilities, ATM's, credit and debit cards, and
individual  retirement  accounts.   They  also  finance  short-and  medium-term
commercial transactions, provide residential mortgage lending, make secured and unsecured loans, and provide other ancillary financial services to their customers. The Banks offer Internet banking, on-line bill paying services and Web-based commercial cash management products. The Banks do not presently offer trust and fiduciary services.

The principal sources of income for the Banks are interest and fees collected on loans and interest on investment securities. The principal expenses of the Banks are interest paid on deposits and other borrowings, employee compensation, office expenses, and other operating expenses.

NONBANKING  SERVICES  AND  OPERATIONS

PAB Financial commenced operations in the fourth quarter of 1999 as an operating subsidiary of PAB. PAB Financial provides agency transactional services for customer investments as permitted under the regulations of the Federal Reserve. PAB Financial provides its customers with securities brokerage services, including securities execution services on national securities exchanges. PAB Financial's brokerage activities are restricted to buying and selling securities solely as an agent for the account of its customers, and do not include underwriting or dealing in securities. In addition, PAB Financial is permitted to act as an agent for the private placement of securities in accordance with federal securities laws. PAB Financial also provides investment advisory services to its customers, such as furnishing general economic information and investment advice, and providing instructional materials for customers on individual financial management matters.

COMPETITION

The Banks experience competition in attracting and retaining business for personal checking and savings accounts and in making residential real estate, commercial real estate and consumer loans in its primary service areas. The principal factors in competing for such accounts are interest rates, the range of financial services offered, convenience of office and branch locations and flexible office hours. Direct competition for such accounts comes from other savings institutions, commercial banks, credit unions, brokerage firms and money market funds. The primary factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. The competition for origination of loans normally comes from other commercial banks, savings institutions, credit unions and mortgage banking firms. Such entities may have competitive advantages as a result of greater resources and higher lending limits (by virtue of greater capitalization) and may offer their customers certain services that the Banks may not presently provide.

EMPLOYEES

As of March 1, 2001, PAB had an aggregate of 306 full-time equivalent employees.

SUPERVISION  AND  REGULATION

General

PAB is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and the Financial Institutions Code of Georgia (the "FICG"), respectively. As such, PAB is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the FICG and the regulations of the Georgia Department.

The Banks are members of the Federal Deposit Insurance Corporation ("FDIC"), and as such, their deposits are insured by the FDIC to the maximum extent provided by law. The Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

Five of the Banks (Park Avenue, Farmers, First Community, Eagle and Baxley) are state non-member banks, and they are subject to regulation, supervision, and examination by the FDIC and the Georgia Department. Friendship is a state member bank and it is subject to regulation, supervision, and examination by the Federal Reserve and the Florida Department of Banking and Finance (the "Florida Department"). The respective Federal and state regulatory agencies regularly examine the operations of these subsidiaries and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Acquisitions

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act of 1977.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, PAB, and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated five years.

Activities.

The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act, discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

Gramm-Leach-Bliley  Act.

The Gramm-Leach-Bliley Act (the "GLB Act") implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The GLB Act specifies certain activities that are deemed to be financial in nature, including underwriting and selling insurance, providing financial and investment advisory services, underwriting, dealing in, or making a market in securities, limited merchant banking activities, and any activity currently permitted for bank holding companies under Section 4(c)(8) of the BHC Act.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file declaration with the Federal Reserve of its intention to become a financial holding company.

The GLB Act also authorized national banks and state chartered banks (assuming they have the requisite authority under applicable state law) to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company, and any activity that a bank's federal banking regulator, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments, and
(iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including that the bank be well-managed and well-capitalized (after deducting from capital the bank's investment in any financial subsidiary).

Payment  of  Dividends

PAB is a legal entity separate and distinct from its subsidiaries. The principal sources of cash flow of PAB, including cash flow to pay dividends to its shareholders, are dividends from the Banks. There are statutory and regulatory limitations on the payment of dividends by these subsidiary depository institutions to PAB, as well as by PAB to its shareholders.

If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At December 31, 2000, under dividend restrictions imposed under federal and state laws, the Banks, without obtaining governmental approvals, could declare aggregate dividends to PAB of approximately $3.9 million. During 2000, PAB declared cash dividends to shareholders of approximately 72.1% of current earnings.

The payment of dividends by PAB and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital  Adequacy

PAB and the Banks are required to comply with the capital adequacy standards established by the federal banking agencies. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2000, PAB's consolidated Total Capital Ratio and its Tier 1 Capital Ratio were 12.5% and 11.1%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. PAB's Leverage Ratio at December 31, 2000 was 8.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Banks are subject to risk-based and leverage capital requirements adopted by their respective federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Each of the subsidiary depository institutions of PAB was in compliance with all applicable minimum capital requirements as of December 31, 2000. Neither PAB nor any of the subsidiary depository institutions has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off -balance sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Support  of  Subsidiary  Institutions

Under Federal Reserve policy, PAB is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, PAB may not be inclined to provide such support. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of PAB are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Banks would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of PAB's investment in such other subsidiary depository institutions.

Prompt  Corrective  Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may test an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

At December 31, 2000, each of the subsidiary banks of PAB had the requisite capital levels to qualify as "well capitalized" under the regulatory framework for prompt corrective action.

FDIC  Insurance  Assessments

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety  and  Soundness  Standards

The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "-Prompt Corrective Action." If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

Community  Reinvestment  Act

Under the Community Reinvestment Act ("CRA") each of the Banks, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. Each of the Banks received a satisfactory or better rating in its last CRA examination.

Privacy.

The GLB Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit a financial institution from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to "opt out" of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. Compliance with the implementing regulations is mandatory effective July 1, 2001.

Monetary  Policy.

The earnings of the Banks and PAB are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power national to implement monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.


ITEM  2.  PROPERTIES

The Banks operate 14 banking offices in Georgia and 2 in Florida. With the exception of an office in Ocala, Florida, the Banks own all of the real property and/or buildings in which their offices are located. The Ocala office is under a five-year operating lease that expires in May 2003. In addition, PAB owns an administrative building in Valdosta, Georgia for use as its corporate office. PAB leases office space from Park Avenue and Eagle to house its data processing equipment. All of the properties are in a good state of repair and are appropriately designed for the purposes for which they are used.

Other than normal real estate and commercial lending activities of the Banks, PAB generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM  3.  LEGAL  PROCEEDINGS

The nature of the business of PAB and the Banks ordinarily results in a certain amount of litigation. Accordingly, PAB and the Banks are parties to a limited number of lawsuits incidental to their respective businesses. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact on PAB's consolidated financial position or results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  Applicable

PART  II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER  MATTERS

MARKET  AND  DIVIDEND  INFORMATION

PAB's  common stock has been listed for quotation on the American Stock Exchange
(AMEX) under the symbol "PAB" since July 9, 1996. Prior to that date, there was no established trading market for PAB's common stock.

PAB's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. PAB's ability to generate liquid assets for distribution is primarily dependent on the ability of the Banks to pay dividends to PAB. The payment of dividends is an integral part of management's goals to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to stockholders. For more information on dividend restrictions see the "Payment of Dividends" section under Supervision and Regulation in Item 1 of this document.

The following table sets forth, for the indicated periods, the high and low closing sales prices for PAB's common stock as reported by AMEX, the cash dividends declared, and the diluted earnings per share.

                  Sales  Price
                 --------------
Calendar Period   High    Low    Dividends   Earnings
---------------  ------  ------  ----------  ---------
1999
First Quarter    $19.63  $15.38  $   0.0900  $    0.21
Second Quarter    17.38   14.63      0.0950       0.22
Third Quarter     19.00   13.00      0.1000       0.23
Fourth Quarter    18.25   13.25      0.1025       0.23

2000
First Quarter     15.00    8.63      0.1050       0.22
Second Quarter    12.13    9.50      0.1075       0.21
Third Quarter     12.19    9.75      0.1100       0.23
Fourth Quarter    10.81    8.69      0.1100      -0.06


STOCKHOLDERS

As  of  March 1, 2001, there were 2,332 holders of record of PAB's common stock.

ITEM  6.  SELECTED  FINANCIAL  DATA

The following table presents selected consolidated financial data for PAB. This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

(In thousands, except per share and other data)           2000      1999         1998         1997         1996
-------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest income                                    $   57,526   $   49,495   $   48,385   $   44,381   $   40,625
  Interest expense                                       28,674       22,906       23,439       21,225       20,137
-------------------------------------------------------------------------------------------------------------------
    Net interest income                                  28,852       26,589       24,946       23,156       20,488
  Provision for loan losses                               4,099          985          903          793          633
  Other income                                            5,756        6,060        5,266        4,442        4,013
  Other expense                                          21,874       18,966       17,224       15,275       15,023
-------------------------------------------------------------------------------------------------------------------
    Income before income tax expense                      8,635       12,698       12,085       11,530        8,845
  Income tax expense                                      2,909        4,005        4,098        4,022        3,012
-------------------------------------------------------------------------------------------------------------------
    Net income                                       $    5,726   $    8,693   $    7,987   $    7,508   $    5,833
===================================================================================================================
  Net interest income (taxable-equivalent)           $   28,968   $   26,718   $   25,108   $   22,988   $   20,611
Selected Average Balances:
  Total assets                                       $  694,674   $  629,634   $  597,461   $  554,964   $  513,197
  Earning assets                                        640,889      576,729      554,127      501,734      476,048
  Loans                                                 534,340      467,149      425,210      390,496      358,378
  Deposits                                              548,276      500,582      488,322      462,302      433,703
  Stockholders' equity                                   70,706       68,161       62,913       58,271       54,583
Selected Year End Balances:
  Total assets                                       $  794,907   $  664,969   $  620,111   $  572,172   $  535,102
  Earning assets                                        722,490      606,464      569,291      525,897      497,968
  Loans                                                 580,737      494,417      440,515      409,905      371,087
  Allowance for loan losses                               8,185        5,037        5,172        4,996        4,570
  Deposits                                              637,180      516,204      504,087      472,556      452,048
  Stockholders' equity                                   70,780       69,611       66,063       59,763       56,779
Common Share Data:
  Outstanding at year end                             9,501,947    9,617,406    9,604,027    9,594,319    9,548,092
  Weighted average outstanding                        9,528,387    9,612,634    9,602,946    9,544,959    9,421,369
  Diluted weighted average outstanding                9,598,790    9,749,162    9,813,825    9,627,669    9,477,740
Per Share Ratios:
  Net income - basic                                 $     0.60   $     0.90   $     0.83   $     0.79   $     0.62
  Net income - diluted                                     0.60         0.89         0.81         0.78         0.62
  Dividends declared                                       0.43         0.39         0.28         0.18         0.14
  Book value                                               7.45         7.24         6.88         6.23         5.95
Profitability Ratios:
  Return on average assets (ROA)                           0.82%        1.38%        1.34%        1.35%        1.14%
  Return on average equity (ROE)                           8.10%       12.75%       12.70%       12.88%       10.69%
  Net interest margin                                      4.52%        4.63%        4.53%        4.37%        4.33%
  Efficiency ratio (excluding merger and
    conversion costs)                                     60.39%       57.12%       55.06%       55.28%       61.38%
Liquidity Ratios:
  Total loans to total deposits                           91.14%       95.78%       87.39%       86.74%       82.09%
  Average loans to average earning assets                 83.37%       81.00%       76.74%       77.83%       75.28%
  Noninterest-bearing deposits to total deposits          11.09%       12.58%       14.30%       15.02%       13.14%
Capital Adequacy Ratios:
  Average equity to average assets                        10.18%       10.83%       10.53%       10.50%       10.64%
  Dividend payout ratio                                   72.08%       43.54%       33.95%       22.44%       21.77%
Asset Quality Ratios /1/:
  Net charge-offs to average loans                         0.26%        0.24%        0.17%        0.09%        0.08%
  Nonperforming loans to total loans                       1.27%        0.54%        0.40%        0.24%        0.27%
  Nonperforming assets to total assets                     0.99%        0.52%        0.37%        0.26%        0.27%
  Allowance for loan losses to total loans                 1.41%        1.02%        1.17%        1.22%        1.23%
  Allowance for loan losses to nonperforming loans       111.03%      188.79%      292.87%      498.11%      459.30%
--------------------------------------------------------------------------------------------------------------------

/1/ Included in nonperforming loans and nonperforming assets at December 31, 2000, are approximately $4,433,000 in loans conditionally guaranteed by a U. S. government agency.

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
            AND  RESULTS  OF  OPERATION

GENERAL

The following discussion and analysis of the consolidated financial condition and results of operations of PAB should be read in conjunction with the Consolidated Financial Statements and related Notes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

PAB has made, and may continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding PAB's business which are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see PAB's cautionary disclosures at the beginning of this document.

2000 was a year of growth, consolidation and conversion for PAB. The year began with the successful implementation of PAB's Y2K plan and ended with the acquisition of a new bank subsidiary. In the second quarter, the holding company officers and staff moved into the new holding company building. In the fourth quarter, the Banks opened two new branch offices and began the construction of a third. During the third quarter and fourth quarters, PAB successfully converted its core data processing, ATM's, imaging, Internet banking, deposit platform, payroll, general ledger and accounts payable systems. PAB also upgraded its communications equipment, network servers and wide area network. This conversion took significant resources away from the normal business of the Banks and the holding company for most of the second half of the year. As a result, PAB incurred additional costs during that period. The conversion process will continue into 2001 with ongoing training on the new systems and the loan platform and document imaging conversion projects. With the conversion to new systems, PAB also began an effort to consolidate and centralize the accounting and operations functions from the bank level to the holding company. These steps taken in 2000 to build the necessary infrastructure are a part of PAB's long-term strategy for growth and prosperity.

At the close of business on December 29, 2000, PAB consummated its merger with Friendship Community Bank (Friendship). This transaction was accounted for under the purchase method of accounting for business combinations. Since this transaction became effective after the last business day of the year, none of the results of operations for Friendship are included with PAB's consolidated statements of income.

A pro forma presentation of selected items on PAB's consolidated statement of condition including and excluding Friendship is provided below for comparative purposes.

                                                        PAB                     Pro Forma
                                               Consolidated                  Consolidated                  Pro Forma
                                                 (Including                    (Excluding           PAB     % Change
                                                Friendship)     Friendship    Friendship)  Consolidated   (Excluding
As of December 31, (in thousands)                      2000           2000           2000          1999  Friendship)
-------------------------------------------  ---------------  ------------  -------------  ------------  -----------
Total assets                                 $       794,907  $     53,211  $     741,836  $    664,969        11.6%
Interest-bearing deposits with other banks            13,414           221         13,193        11,716        12.6%
Federal funds sold                                    43,415        10,075         33,340        21,405        55.8%
Investment securities                                 84,925        12,597         72,328        78,926        -8.4%
Loans                                                580,737        22,472        558,265       494,417        12.9%
Allowance for loan losses                              8,185           451          7,734         5,037        53.5%
  Net loans                                          572,552        22,021        550,531       489,380        12.5%
Deposits:
  Noninterest-bearing demand                          70,679         5,179         65,500        64,916         0.9%
  Interest-bearing demand                            125,714         7,608        118,106       119,241        -1.0%
  Savings                                             32,860         6,510         26,350        27,666        -4.8%
  Time                                               407,927        25,069        382,858       304,381        25.8%
    Total deposits                                   637,180        44,366        592,814       516,204        14.8%
-------------------------------------------  ---------------  ------------  -------------  ------------  -----------

STATISTICAL  DISCLOSURES

AVERAGE  BALANCES,  INTEREST  AND  YIELDS

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for each of the three years in the period ended December 31, 2000. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For  the  Years  Ended
December  31,                                  2000                            1999                            1998
-------------------------------------------------------------------------------------------------------------------------------
                                             Interest    Average              Interest   Average              Interest  Average
                                   Average    Income/     Yield/    Average    Income/    Yield/    Average    Income/   Yield/
                                   Balance    Expense      Rate     Balance    Expense      Rate    Balance    Expense    Rate
-------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars In Thousands)
ASSETS
Interest-earning assets:
  Loans                           $534,340   $ 51,045       9.55%  $467,149   $ 43,166      9.24%  $425,210   $ 41,290    9.71%
  Investment securities:
  Taxable                           68,702      4,028       5.86%    81,341      4,849      5.96%    85,324      4,921    5.77%
  Nontaxable                         5,009        344       6.86%     6,677        378      5.66%     7,505        478    6.37%
  Other short-term
   investments                      32,838      2,225       6.78%    21,562      1,231      5.71%    36,088      1,858    5.15%
                                 --------------------              -------------------             -------------------
    Total interest-
      earning assets               640,889     57,642       8.99%   576,729     49,624      8.60%   554,127     48,547    8.76%

Noninterest-earning assets:
  Cash                              25,170                           26,292                          18,738
  Allowance for loan
    losses                          (5,650)                          (5,189)                         (5,084)
  Unrealized gain (loss)
    on securities
    available for sale                (240)                             909                           1,117
  Other assets                      34,505                           30,893                          28,563
                                  --------                         --------                        ---------
      Total assets                $694,674                         $629,634                        $597,461
                                  ========                         ========                        =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits                 $116,661   $  3,357       2.88%  $111,642   $  2,978      2.67%  $102,390   $  3,084    3.01%
  Savings deposits                  28,723        725       2.52%    30,267        805      2.66%    29,358        906    3.09%
  Time deposits                    335,935     20,128       5.99%   294,673     16,131      5.47%   285,618     16,680    5.84%
  FHLB advances                     56,674      3,796       6.70%    44,376      2,507      5.65%    35,435      2,391    6.75%
  Notes payable                          -          -                     -          -                2,184        152    6.94%
  Other short-term
    borrowings                      13,717        668       4.87%    11,421        485      4.25%     3,584        226    6.30%
                                  -------------------              -------------------             -------------------
      Total interest-
         bearing liabilities       551,710     28,674       5.20%   492,379     22,906      4.65%   458,569     23,439    5.11%

Noninterest-bearing liabilities
 and stockholders' equity:
  Demand deposits                   66,957                           64,000                          70,956
  Other liabilities                  5,301                            5,094                           5,023
  Stockholders' equity              70,706                           68,161                          62,913
                                  --------                         --------                        ---------
    Total liabilities and
      stockholders'
      equity                      $694,674                         $629,634                        $597,461
                                  ========                         ========                        =========

Interest rate spread                                        3.79%                           3.95%                         3.65%
                                                        =========                       =========                        ======

Net interest income                          $ 28,968                         $ 26,718                        $ 25,108
                                             ========                         ========                        =========

Net interest margin                                         4.52%                           4.63%                         4.53%
                                                        =========                       =========                        ======

RATE  /  VOLUME  ANALYSIS

The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

For  the  Years  Ended
December  31,                                 2000  vs.  1999                1999  vs.  1998
----------------------------------------------------------------------------------------------------
                                                   Changes  Due  To                Changes  Due  To
                                      Increase     ----------------   Increase    ------------------
                                     (Decrease)    Rate     Volume   (Decrease)     Rate     Volume
                                     -----------  -------  --------  -----------  --------  --------
                                                            (Dollars In Thousands)
Increase (decrease) in:
   Income from earning assets:
      Loans                          $    7,879   $1,670   $ 6,209   $    1,876   $(2,196)  $ 4,072
      Taxable securities                   (821)     (68)     (753)         (72)      158      (230)
      Nontaxable securities                 (34)      60       (94)        (100)      (47)      (53)
      Other short-term
          investments                       994      350       644         (627)      121      (748)
----------------------------------------------------------------------------------------------------
             Total interest income        8,018    2,012     6,006        1,077    (1,964)    3,041
----------------------------------------------------------------------------------------------------

  Expense from interest-bearing
    liabilities:
      Demand deposits                       379      245       134         (106)     (385)      279
      Savings deposits                      (80)     (39)      (41)        (101)     (129)       28
      Time deposits                       3,997    1,738     2,259         (549)   (1,078)      529
      FHLB advances                       1,289      594       695          116      (487)      603
      Notes payable                           -        -         -         (152)        -      (152)
      Other short-term
        borrowings                          183       85        98          259      (235)      494
----------------------------------------------------------------------------------------------------
          Total interest expense          5,768    2,623     3,145         (533)   (2,314)    1,781
----------------------------------------------------------------------------------------------------

          Net interest income        $    2,250   $ (611)  $ 2,861   $    1,610   $   350   $ 1,260
====================================================================================================

INVESTMENT  PORTFOLIO

The carrying values of investment securities at the indicated dates are presented below.

  As of December 31, (in thousands)         2000     1999      1998
  -------------------------------------------------------------------

  U. S. Government and agency securities   $51,033  $45,158  $ 54,621
  State and municipal securities             4,968    5,486     9,213
  Mortgage-backed securities                21,125   21,117    29,397
  Marketable equity securities               3,752    2,499     2,143
  Restricted and other equity securities     4,047    4,666     5,084
  -------------------------------------------------------------------
    Total                                  $84,925  $78,926  $100,458
  ===================================================================

Investment portfolio policy stresses quality and liquidity. Expected maturities differ from contractual maturities because security issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities purchased during the last several years have had primarily short to intermediate term maturities.

The following table shows the contractual maturities of non-equity investment securities at December 31, 2000 and the weighted-average yields (for all obligations on a fully taxable basis assuming a 34% tax rate) on such securities.

                                                        U.S. Gov't               State and            Mortgage-
                                                        and Agency               Municipal               backed
                                                        Securities              Securities           Securities
  As of December 31, 2000                    Amount          Yield     Amount        Yield   Amount       Yield
  -------------------------------------------------------------------------------------------------------------
                                                                       (Dollars In Thousands)
  Due in one year or less                  $    22,468        5.59%  $     990       6.92%  $ 1,070       6.21%
  Due after one year through five years         21,988        6.08%      3,073       6.57%    2,112       9.48%
  Due after five years through ten years         6,577        6.71%        103       4.90%    2,814       6.02%
  Due after ten years                                -           -         802       7.34%   15,129       4.94%
  -------------------------------------------------------------------------------------------------------------
    Total                                  $    51,033        6.29%  $   4,968       6.60%  $21,125       6.84%
  -------------------------------------------------------------------------------------------------------------

The estimated fair market value of PAB's investment portfolio at December 31, 2000, was approximately $1.3 million above amortized cost. Excluding the $1.8 million unrealized gain on stock invested in the Federal Home Loan Mortgage Corporation, the fair market value of PAB's investment portfolio would be approximately $600,000 below amortized cost. Market values vary significantly as interest rates change; however, management expects normal maturities in the portfolio to meet and exceed liquidity requirements.

Approximately 97% of the investment portfolio is rated "A" or better by Moody's Investors Service, Inc. Non-rated securities are principally issued by various political subdivisions within the State of Georgia. The portfolio is carefully monitored to assure there is no unreasonable concentration of securities in the obligations of a single debtor.

LOAN  PORTFOLIO

A sound credit policy and careful, consistent credit review are vital to a successful lending program. The Banks operate under written loan policies which attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate return and render service to the communities in which the Banks are located. Credit reviews and loan examinations help confirm that the Banks are adhering to these loan policies.

The Banks make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for the Banks' customers. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry or loan type, with the exception of residential and commercial real estate mortgages.

Types  of  Loans

The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

  As of December 31, (in thousands)              2000       1999       1998       1997       1996
  --------------------------------------------------------------------------------------------------
  Commercial and financial                     $ 72,942   $ 59,328   $ 56,531   $ 71,355   $ 46,213
  Agricultural                                   23,064      8,197      6,759      7,340      2,517
  Real estate - construction                     40,130     31,858     22,567     19,519     15,462
  Real estate - mortgage                        376,000    332,008    298,211    262,041    258,768
  Installment loans to individuals and other     68,880     63,424     56,825     50,143     48,976
  --------------------------------------------------------------------------------------------------
                                                581,016    494,815    440,893    410,398    371,936
  Unearned income, net                             (279)      (398)      (378)      (493)      (849)
  --------------------------------------------------------------------------------------------------
                                                580,737    494,417    440,515    409,905    371,087
  Allowance for loan losses                      (8,185)    (5,037)    (5,172)    (4,996)    (4,570)
  --------------------------------------------------------------------------------------------------
    Loans, net                                 $572,552   $489,380   $435,343   $404,909   $366,517
  ==================================================================================================

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

  As of December 31,                             2000       1999     1998     1997     1996
  -------------------------------------------------------------------------------------------
  Commercial and financial                         12.56%   12.00%   12.83%   17.41%   12.45%
  Agricultural                                      3.97%    1.66%    1.54%    1.79%    0.68%
  Real estate - construction                        6.91%    6.44%    5.12%    4.76%    4.17%
  Real estate - mortgage                           64.75%   67.15%   67.70%   63.93%   69.73%
  Installment loans to individuals and other       11.86%   12.83%   12.90%   12.23%   13.20%
  -------------------------------------------------------------------------------------------
                                                  100.05%  100.08%  100.09%  100.12%  100.23%
  Unearned income, net                             -0.05%   -0.08%   -0.09%   -0.12%   -0.23%
  -------------------------------------------------------------------------------------------
                                                  100.00%  100.00%  100.00%  100.00%  100.00%
  Allowance for loan losses                        -1.41%   -1.02%   -1.17%   -1.22%   -1.23%
  -------------------------------------------------------------------------------------------
     Loans, net                                    98.59%   98.98%   98.83%   98.78%   98.77%
  ===========================================================================================

Maturities  and  Sensitivities  of  Loans  to  Changes  in  Interest  Rates

A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

                                               Commercial                  Real Estate -
  As of December 31, (in thousands)           & Financial   Agricultural    Construction
-----------------------------------------------------------------------------------------
  Due in one year or less                     $     36,345  $      15,205  $       18,687
  Due after one year through five years             31,721          7,751          16,658
  Due after five years                               4,876            108           4,785
-----------------------------------------------------------------------------------------
      Total                                   $     72,942  $      23,064  $       40,130
=========================================================================================

  Of the above loans maturing after one year,
    those with predetermined fixed rates      $     23,242  $       4,737  $       14,254
    those with floating or adjustable rates         13,355          3,122           7,189
-----------------------------------------------------------------------------------------
      Total maturing after one year           $     36,597  $       7,859  $       21,443
=========================================================================================

Nonperforming  Loans

The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

  As of December 31, (in thousands)                   2000    1999    1998    1997   1996
  ----------------------------------------------------------------------------------------
  Loans accounted for on a nonaccrual basis          $2,430  $2,395  $1,567  $  825  $ 730
  Accruing loans which are contractually past due
    90 days or more as to principal or interest
    payments                                            509     273     199     178    265
  Loans not included above which are "troubled
    debt restructurings" as defined in SFAS No. 15        -       -       -       -      -
  Other impaired loans                                4,433       -       -       -      -
------------------------------------------------------------------------------------------
      Total nonperforming loans                      $7,372  $2,668  $1,766  $1,003  $ 995
==========================================================================================

For the year ended December 31, 2000, the gross interest income that would have been recorded in the period had the above nonperforming loans been current in accordance with their original terms and had been outstanding throughout the year was approximately $488,000. The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2000 was approximately $115,000.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The Interest on these loans is subsequently accounted for on a cash-basis or cost-recovery method until qualifying for a return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Included as other impaired loans in the schedule of nonperforming loans at December 31, 2000, are loans to one borrower totaling approximately $4,433,000. These loans are conditionally guaranteed by the U. S. Department of Agriculture. However, these loans are considered by management to be impaired loans as defined in SFAS No. 114, because the loans have deteriorated to the point of loss and management is relying on the USDA's guaranty to avoid further losses. During the fourth quarter of 2000, management charged-off the unguaranteed balances and established a reserve for interest accrued but uncollected through year end.

A potential problem loan is any loan which is not disclosed above as nonperforming, but where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms. As of December 31, 2000, excluding those loans classified as nonperforming, there were no significant loans that management considered as potential problem loans.

SUMMARY  OF  LOAN  LOSS  EXPERIENCE

Analysis  of  the  Allowance  for  Loan  Losses

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31, (in thousands)           2000       1999       1998       1997       1996
-------------------------------------------------------------------------------------------------------------
Balance at beginning of year                            $  5,037   $  5,172   $  4,996   $  4,570   $  4,209
Charge-offs:
  Commercial, financial and agricultural                     680        444        207         97         56
  Real estate - construction                                 110         13          -          -          -
  Real estate - mortgage (commercial and residential)        393        191         45         36         89
  Installment loans to individuals and other loans           401        568        571        314        171
-------------------------------------------------------------------------------------------------------------
                                                           1,584      1,216        823        447        316
-------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial, financial and agricultural                      59         10         16         14          2
  Real estate - construction                                   -          -          -          -          -
  Real estate - mortgage (commercial and residential)         72          -         22         16          -
  Installment loans to individuals and other loans            51         86         58         50         42
-------------------------------------------------------------------------------------------------------------
                                                             182         96         96         80         44
-------------------------------------------------------------------------------------------------------------
  Net charge-offs                                          1,402      1,120        727        367        272
-------------------------------------------------------------------------------------------------------------
Additions provided to the allowance
  charged to operations                                    4,099        985        903        793        633
Allowance for loan losses of acquired bank                   451          -          -          -          -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                  $  8,185   $  5,037   $  5,172   $  4,996   $  4,570
=============================================================================================================

Average balance of loans outstanding                    $534,340   $467,149   $425,210   $390,496   $358,378
=============================================================================================================

Ratio of net charge-offs during the year to average
  loans outstanding during the year                         0.26%      0.24%      0.17%      0.09%      0.08%
=============================================================================================================


Allocation  of  the  Allowance  for  Loan  Losses

The Banks have allocated the allowance for credit losses according to the amount deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below, based on management's evaluation of the loan portfolio. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

The components of the allowance for credit losses for each of the past five years are presented below.

As of December 31,            2000                1999                1998               1997                1996
--------------------------------------------------------------------------------------------------------------------------
                                Percent of          Percent of          Percent of          Percent of          Percent of
                                  Loans in            Loans in            Loans in            Loans in            Loans in
                                  Category            Category            Category            Category            Category
                                  to Total            to Total            to Total            to Total            to Total
                        Amount       Loans  Amount       Loans  Amount       Loans  Amount       Loans  Amount       Loans
--------------------------------------------------------------------------------------------------------------------------
                                                              (Dollars In Thousands)
Commercial, financial
  and agricultural      $  579       16.5%  $  687       13.7%  $  742       14.3%  $  958       19.2%  $  666       13.1%
Real estate -
  construction             712        6.9%     324        6.4%     265        5.1%     237        4.7%     202        4.2%
Real estate -
  mortgage               2,333       64.7%   3,380       67.1%   3,498       67.7%   3,190       63.9%   3,074       69.5%
Installment loans to
  Individuals              780       11.9%     646       12.8%     667       12.9%     611       12.2%     628       13.2%
Unallocated              3,781                   -                   -                   -                   -
--------------------------------------------------------------------------------------------------------------------------
  Total                 $8,185      100.0%  $5,037       00.0%  $5,172      100.0%  $4,996      100.0%  $4,570      100.0%
==========================================================================================================================

The allowance for loan losses as a percentage of nonperforming loans was 111.03% at December 31, 2000, compared to 188.79% at December 31, 1999. Management considers the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods.

DEPOSITS

The following table summarizes average deposits and related weighted average rates for each of the three years presented.

  For the Year Ended December 31,          2000                1999              1998
--------------------------------------------------------------------------------------------
                                               Average            Average            Average
                                     Amount       Rate    Amount     Rate    Amount     Rate
--------------------------------------------------------------------------------------------
                                                       (Dollars In Thousands)
  Noninterest-bearing demand        $ 66,957        -   $ 64,000       -   $ 70,956       -
  Interest-bearing demand            116,661     2.88%   111,642    2.67%   102,390    3.01%
  Savings                             28,723     2.52%    30,267    2.66%    29,358    3.09%
  Time                               335,935     5.99%   294,673    5.47%   285,618    5.84%
--------------------------------------------------------------------------------------------
    Total                           $548,276     4.44%  $500,582    3.98%  $488,322    4.23%
--------------------------------------------------------------------------------------------

The maturities of time deposits of $100,000 or more as of December 31, 2000 are summarized below.

                                   Amount (in thousands)
  ------------------------------------------------------
  Three months or less                  $         25,900
  Over three through six months                   24,598
  Over six through twelve months                  50,294
  Over twelve months                              35,994
  ------------------------------------------------------
     Total                              $        136,786
  ======================================================

BORROWINGS

PAB utilizes external funding sources to fund growth and operations, including advances from the Federal Home Loan Bank of Atlanta, Georgia (the "FHLB"), Federal funds purchased and a line of credit. The most significant of these sources of funds during 2000 was the FHLB advances, which averaged $56.7 million during 2000. The advances outstanding at December 31, 2000 totaled $58.7 million with a weighted-average stated interest rate of 6.41%. For a more detailed discussion of the FHLB advances and other borrowings of PAB, see Notes 8 and 9 to the Consolidated Financial Statements included herein.

LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity is an important factor in the financial condition of PAB and affects PAB's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings.

The investment portfolio has been one of PAB's primary sources of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $24.5 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flow from the investment portfolio. Maturities in the loan portfolio also provide a steady flow of funds. In addition, PAB's liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional advances from the FHLB. At December 31, 2000, PAB's liquidity ratio was 20.1% and its dependency ratio was 12.9%.

PAB's liquidity from investments is somewhat limited since the Banks have pledged certain investments to secure public deposits, certain borrowing arrangements, and for other purposes. At December 31, 2000, approximately 61.2% of PAB's investments were pledged as collateral to others.

The Consolidated Financial Statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. At December 31, 2000, the Banks had outstanding commitments to extend credit through open lines of credit of approximately $58,371,000 and outstanding standby letters of credit of approximately $1,083,000. For more detailed disclosure on the commitments and contingent liabilities of PAB, see Note 19 to the Consolidated Financial Statements included herein.

At December 31, 2000, PAB had outstanding commitments to complete the construction of two bank branch offices, for the installation and training costs of a new loan platform system, and for the conversion of Friendship's data processing systems. Management plans to fund these expenditures, totaling approximately $2.1 million, with cash provided from operations in 2001. Cash flows from operations were $11.3 million in 2000.

Stockholders'  Equity

PAB maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. PAB's ratio of stockholders' equity to total assets was 8.9% at December 31, 2000, compared to 10.5% at December 31, 1999. PAB and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. See the section titled "Capital Adequacy" under Supervision and Regulation in Item 1 of this document for more information on the regulatory capital adequacy standards.

The following table summarizes PAB's capital ratios at December 31, 2000 and 1999. For more detailed disclosure on the capital ratios of PAB, see Note 21 to the Consolidated Financial Statements included herein.

                                                                        Minimum
                                                                     Regulatory
                                                     2000   1999    Requirement
-------------------------------------------------------------------------------
  Total Capital to Risk Weighted Assets              12.5%  15.0%          8.0%
  Tier 1 Capital to Risk Weighted Assets             11.1%  14.0%          4.0%
  Tier 1 Capital to Average Assets (Leverage Ratio)   8.7%  11.8%          4.0%
-------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS

NET  INTEREST  INCOME

Net interest income for 2000, on a tax equivalent basis increased $2.3 million, or 8.4%, from 1999. This increase can be attributed to the $67.2 million, or 14.4%, increase in average loans outstanding. The average balance sheet for 2000 grew $65.0 million due to strong loan demand and the entry into new growth markets. PAB funded this loan growth by liquidating investments, offering promotional rate time deposits, and borrowing short-term advances from the FHLB. During 2000, PAB's cost of funds increased by 55 basis points.

Net interest income for 1999, on a tax equivalent basis increased $1.6 million, or 6.4% from 1998. This increase can be attributed to the $22.6 million, or 4.1%, increase in average interest earning assets. The average balance sheet for 1999 grew $32.2 million, or 5.4%, due to loan demand in the Bank's markets. The net interest margin increased as PAB's cost of funds decreased.

The table below illustrates the changes in the net interest margin over the past three years.

  For  the  Year  Ended  December  31,        2000                   1999                    1998
  ----------------------------------------------------------------------------------------------------------
                                      Interest   Percent of   Interest   Percent of   Interest   Percent of
                                       Income/      Earning    Income/      Earning    Income/      Earning
                                       Expense       Assets    Expense       Assets    Expense       Assets
  ----------------------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)
  Interest income                     $  57,526        8.98%  $  49,495        8.58%  $  48,385        8.73%
  Tax-equivalent adjustment                 116        0.01%        129        0.02%        162        0.03%
  ----------------------------------------------------------------------------------------------------------
  Interest income, taxable equivalent    57,642        8.99%     49,624        8.60%     48,547        8.76%
  Interest expense                       28,674        4.47%     22,906        3.97%     23,439        4.23%
  ----------------------------------------------------------------------------------------------------------
  Net interest income,
    taxable equivalent                $  28,968        4.52%  $  26,718        4.63%  $  25,108        4.53%
  ==========================================================================================================

  Average Earning Assets              $ 640,889               $ 576,729               $ 554,127
  ==========================================================================================================

PROVISION  FOR  LOAN  LOSSES

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision, PAB maintains an allowance for loan losses that management believes is adequate to absorb losses inherent in the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review the Banks' allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require the Banks to recognize additions to their allowance for loan losses.

On a monthly basis, management analyzes the allowance for loan losses, nonperforming loans, and net charge-offs to assess the adequacy of the allowance. At December 31, 2000, the allowance as a percent of total loans was 1.41%, compared to 1.02% at December 31, 1999.

During the fourth quarter of 2000, management elected to make a special one-time provision of $1.75 million to the Bank's allowance for loan losses.
Uncertainties about a rapidly slowing economy and a growing loan portfolio spurred the timing of management's decision. In addition, PAB converted Baxley from a federal savings bank to a state commercial bank. In doing so, a conversion provision of $300,000 was made to bring their allowance for loan losses to that of comparable commercial banks. Before the conversion provision, Baxley's allowance as a percent of total loans was 0.79%. After the conversion provision, the ratio was 1.09%.

The ratio of nonperforming loans to total loans was 1.27% and 0.54% at December 31, 2000 and 1999, respectively. Included in nonperforming loans at December 31, 2000, were loans to one borrower totaling approximately $4.4 million that are conditionally guaranteed by the USDA. Excluding these loans, this ratio would have been 0.51%.


Net charge-offs as a percent of average loans remained fairly low at 0.26% and 0.24% for the years ended December 31, 2000 and 1999, respectively.

NONINTEREST  INCOME

The following table summarizes noninterest income for PAB during the three years ended December 31, 2000.

  For  the  Year  Ended  December  31,      2000                     1999                      1998
  ---------------------------------------------------------------------------------------------------
                                                       Percent                   Percent
                                                        Change                    Change
                                           Amount   2000 vs. 1999    Amount   1999 vs. 1998   Amount
  ---------------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)
  Service charges on deposit accounts     $ 3,881       6.9%        $ 3,630        10.6%      $ 3,281
  Mortgage origination fees                   439     -22.8%            569       -21.5%          725
  Insurance commissions and fees              302      37.3%            220        -6.4%          235
  Brokerage commissions and fees              125         -               -           -             -
  Other commissions and fees                  238      88.9%            126       -40.8%          213
  Securities transactions, net                (24)     29.4%            (34)     -409.1%           11
  Equity in earnings of Empire                563     -17.3%            681        85.1%          368
  Gain (loss) on disposal of assets          (154)  -1500.0%             11       -89.5%          105
  Earnings on bank-owned life insurance       140     -74.1%            541       416.7%          105
  Other                                       246     -22.2%            316        41.7%          223
  ---------------------------------------------------------------------------------------------------
     Total Noninterest Income             $ 5,756      -5.0%        $ 6,060        15.1%      $ 5,266
  ===================================================================================================

The majority of the decrease in 2000 was due to a decrease in the earnings on bank-owned life insurance policies of $401,000 and a $154,000 loss on the disposal of assets. In 1999, PAB collected $511,000 in split-dollar life insurance benefits on the untimely death of one of its senior banking officers. In 2000, PAB disposed of two former bank properties and miscellaneous other assets for a net loss.

Revenues from mortgage originations continued to decline during 2000, from a high in 1998 of $725,000, to only $439,000 in 2000. The decline in these revenues is due to an increase in mortgage rates during 1999 and 2000 that slowed the demand for mortgage refinancings as well as increased competition locally and over the Internet that has lead to more competitive pricing.

PAB's  equity  in  the net earnings of Empire, an unconsolidated subsidiary (see
Note 6 of the Consolidated Financial Statements), also decreased $118,000, or 17.3%, as the result of weaker commercial loan demand and tighter liquidity levels of its bank customers as compared to 1999.

The $125,000 in brokerage commissions during 2000 were generated through PAB Financial Services, which did not began operations until late 1999.

NONINTEREST  EXPENSE

The following table summarizes noninterest expenses for PAB during the three years ended December 31, 2000.

  For  the  Year  Ended  December  31,      2000                     1999                      1998
  ---------------------------------------------------------------------------------------------------
                                                       Percent                   Percent
                                                        Change                    Change
                                           Amount   2000 vs. 1999    Amount   1999 vs. 1998   Amount
  ---------------------------------------------------------------------------------------------------
                                                         (Dollars In Thousands)
  Salaries and wages                     $ 9,259        11.8%     $ 8,278         12.4%      $ 7,364
  Employee benefits                        2,256         1.7%       2,219         26.0%        1,761
  Net occupancy expense of premises        1,165        18.5%         983         11.7%          880
  Furniture and equipment expense          1,732        20.2%       1,441          1.7%        1,417
  Amortization of intangible assets          360         0.8%         357            -           357
  Advertising and business development       526        37.1%         384          8.6%          353
  Supplies and printing                      631        23.2%         512         -6.4%          547
  Postage and courier                        459        -1.7%         467         20.4%          388
  Legal and accounting fees                  470         9.9%         427         -7.7%          463
  Outside consulting fees                    437        90.8%         229         24.4%          184
  Director and committee fees                568        18.2%         481         13.2%          424
  Merger and acquisition costs                49       -90.8%         535        -13.7%          620
  Conversion costs                           833           -            -            -             -
  Other                                    3,129        17.9%       2,653          7.6%        2,466
  --------------------------------------------------------------------------------------------------
    Total Noninterest Expense            $21,874        15.3%     $18,966         10.1%      $17,224
  ==================================================================================================

Salaries and employee benefits increased a combined $1.0 million, or 9.7%, during 2000 due to normal annual salary increases and the hiring of additional staff for new branches and the holding company office in the second half of the year. Excluding Friendship, the number of full-time equivalent employees grew
7.9%,  from  266  at  December  31,  1999  to  287  at  December  31,  2000.

Net occupancy and furniture and equipment expenses increased a combined $473,000, or 19.5%, as the holding company office and two new bank branches were placed in service during the year. In addition, depreciation and maintenance costs increased during the fourth quarter as a result of the conversion to approximately $2.5 million in new equipment and software.

Fees paid to outside consulting firms increased $208,000, or 90.8%, during 2000 as a result of special consultation engagements for management and the Board on strategic planning, human resources, compensation, data processing and operational issues. Several of these engagements correspond with the conversion and consolidation projects.

The total of all other noninterest expenses increased $1.4 million in 2000, or 24.9% compared to 1999. This increase was due primarily to $833,000 in direct conversion costs. Merger costs decreased $485,000 as the costs associated with the acquisition in 2000 was pushed down to the acquired bank under purchase accounting rules. Merger costs in 1999 and 1998 were expensed to operations as incurred since those acquisitions were accounted using the pooling of interest method. The increase in other costs was primarily the result of the significant growth of PAB during the year and additional conversion related costs not separately identifiable.

INCOME  TAXES

PAB experienced pre-tax operating earnings of $8.6 million for 2000, which resulted in a tax provision of $2.9 million. The effective rate of 33.7% increased from an effective rate of 31.5% in 1999. For more information on income taxes, see Note 10 of the Consolidated Financial Statements included herein.

FOURTH  QUARTER  RESULTS

PAB had a net loss of $583,000, or $0.06 per share, for the fourth quarter of 2000, compared to $0.23 per share in the fourth quarter of 1999. Previously mentioned nonrecurring charges for conversion costs, additional provisions for loan losses, and a reserve for uncollected interest during the quarter were the primary cause for the operating loss. PAB also incurred additional expenses in opening two branches during the quarter.

The net interest margin was 4.22%, which compared to fourth quarter 1999's 4.62%. The average yield on earning assets rose from 8.62% in 1999 to 9.12% in 2000, however the average rate on interest-bearing liabilities increased nearly a full percentage point from 4.61% in 1999 to 5.60% in 2000. The rise in interest expense during the period was primarily due to higher rates during the period in comparison to 1999.

IMPACT  OF  INFLATION

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. PAB copes with the effects of inflation through effectively managing its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its dividend payout policy relative to its level of income.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In management's opinion, there are no recent accounting pronouncements that have had a material impact on PAB's earnings or financial position as of or for the year ended December 31, 2000. For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included herein.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

PAB is exposed to U.S. dollar interest rate changes and accordingly, PAB manages exposure by considering the possible changes in the net interest margin. PAB does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. PAB does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly held pass through securities. Finally, PAB has no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of PAB's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is PAB's policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The Regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experiences show these deposits more stable over the course of one year. The management adjusted Gap indicates PAB is somewhat asset sensitive in relation to changes in market interest rates. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

PAB uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 150 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. As of year end, the simulation model projected net interest income would increase 0.9% if rates gradually rise by 150 basis points over the next year. On the other hand, the model projected net interest income to decrease 3.2% if rates gradually decline by 150 basis points over the next year. PAB's policy states that net interest income cannot change over +/- 5% using this analysis and presently, PAB is within policy guidelines.

  CUMULATIVE  GAP  ANALYSIS

  Regulatory  Defined
                                    3-Month    6-Month    1-Year
------------------------------------------------------------------
                                         (Dollars in thousands)

  Rate Sensitive Assets (RSA)       $245,785  $289,741   $374,635
  Rate Sensitive Liabilities (RSL)   228,011   307,799    457,414
------------------------------------------------------------------
  RSA minus RSL (Gap)               $ 17,774  $(18,058)  $(82,779)

  Gap Ratio (RSA/RSL)                   1.08      0.94       0.82


  Management Adjusted
                                     3-Month   6-Month     1-Year
------------------------------------------------------------------
                                         (Dollars in thousands)

  Rate Sensitive Assets (RSA)       $245,785  $289,741   $374,635
  Rate Sensitive Liabilities (RSL)   155,783   250,016    414,078
------------------------------------------------------------------
  RSA minus RSL (Gap)               $ 90,002  $ 39,725   $(39,443)

  Gap Ratio (RSA/RSL)                   1.58      1.16       0.90

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

QUARTERLY  FINANCIAL  SUMMARY  FOR  2000  AND  1999

The quarterly information reported previously on Form 10-Q for the quarters indicated below has been restated to reflect the 1999 Baxley merger, which was accounted for as a pooling of interests. Management has also made certain reclassification changes in order to be consistent with the classifications adopted with the current year presentation.

                                                 Quarterly Period Ended
                                       March 31   June 30   September 30    December 31
----------------------------------------------------------------------------------------
                                             (In Thousands, Except Per Share Data)

Year Ended December 31, 2000:
  Interest income                      $  13,473  $ 13,882  $      14,673  $     15,498
  Interest expense                         6,223     6,569          7,544         8,338
----------------------------------------------------------------------------------------
    Net interest income                    7,250     7,313          7,129         7,160
  Provision for loan losses                  391       337            367         3,004
----------------------------------------------------------------------------------------
    Net interest income
      after provision for
      loan losses                          6,859     6,976          6,762         4,156
  Other income                             1,340     1,328          1,576         1,512
  Other expenses                           5,036     5,261          4,991         6,586
----------------------------------------------------------------------------------------
    Income (loss) before
      income taxes                         3,163     3,043          3,347          (918)
  Income tax (benefit)                     1,038     1,034          1,172          (335)
----------------------------------------------------------------------------------------
    Net income (loss)                  $   2,125  $  2,009  $       2,175  $       (583)
========================================================================================

  Basic earnings (loss) per share      $    0.22  $   0.21  $        0.23  $      (0.06)
  Diluted earnings (loss) per share    $    0.22  $   0.21  $        0.23  $      (0.06)


Year Ended December 31, 1999:
  Interest income                      $  11,889  $ 12,190  $      12,450  $     12,966
  Interest expense                         5,702     5,574          5,597         6,033
----------------------------------------------------------------------------------------
    Net interest income                    6,187     6,616          6,853         6,933
  Provisions for loan losses                 162       198            224           401
----------------------------------------------------------------------------------------
    Net interest income
      after provision for
      loan losses                          6,025     6,418          6,629         6,532
  Other income                             1,510     1,362          1,393         1,795
  Other expenses                           4,518     4,516          4,661         5,271
----------------------------------------------------------------------------------------
    Income before income taxes             3,017     3,264          3,361         3,056
  Income taxes                               974     1,132          1,099           800
----------------------------------------------------------------------------------------
    Net income                         $   2,043  $  2,132  $       2,262  $      2,256
========================================================================================

  Basic earnings per share             $    0.21  $   0.22  $        0.24  $       0.23
  Diluted earnings per share           $    0.21  $   0.22  $        0.23  $       0.23

MANAGEMENT'S  RESPONSIBILITY  FOR  FINANCIAL  REPORTING

The management of PAB is responsible for the preparation of the financial statements, related financial data and other information in this Annual Report on Form 10-K. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this Annual Report on Form 10-K is consistent with the financial statements.

PAB's accounting system, which records, summarizes and reports financial transactions, is supported by an internal control structure which provides reasonable assurance that assets are safeguarded and that transactions are recorded in accordance with PAB's policies and established accounting procedures. As an integral part of the internal control structure, PAB maintains a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal control structure.

The Audit Committee of PAB's Board of Directors, composed solely of outside directors, meets regularly with PAB's management, internal auditors and independent public accountants to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent public accountants and the internal auditors have access to the Audit Committee with or without management present.

The financial statements have been audited by Stewart, Fowler & Stalvey, P.C., independent public accountants, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the stockholders. Their examination provides an objective assessment of the degree to which PAB's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing the internal control structure to determine the timing and scope of audit procedures and performing selected tests of transactions and records as they deem appropriated. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

     R.  Bradford  Burnette       Michael  E.  Ricketson        Jay  Torbert
     Chairman  and                Chief Financial Officer       Controller
     Chief Executive Officer

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
PAB Bankshares, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of condition of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statement of condition as of December 31, 2000 of Friendship Community Bank, a wholly-owned subsidiary which statement reflects total assets constituting 6.2% as of December 31, 2000, of the related consolidated total assets. That statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Friendship Community Bank, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and its Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated statements of income, comprehensive income, stockholders' equity and cash flows of PAB Bankshares, Inc. and its Subsidiaries for the year ended December 31, 1998, prior to their restatement for the 1999 pooling of interests. The contribution of PAB Bankshares, Inc. and Subsidiaries to revenues and net income for the year ended December 31, 1998 represented 84% and 83% of the respective restated totals.
Separate financial statements of the other companies included in the 1998 restated consolidated statements of income, comprehensive income, stockholders' equity, and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of income, retained earnings, and cash flows for the year ended December 31, 1998, after restatement for the 1999 pooling of interests. In our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to the consolidated financial statements.




/s/  Stewart,  Fowler  &  Stalvey,  P.C.
----------------------------------------


Valdosta,  Georgia
January  26,  2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------




Shareholders
Friendship  Community  Bank
Ocala,  Florida

     We have audited the accompanying balance sheets of Friendship Community Bank as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Friendship Community Bank as of December 31, 2000 and 1999, and for the years then ended in conformity with generally accepted accounting principles.



                                  /s/  Osburn,  Henning  and  Company
                                  -----------------------------------
                                  OSBURN,  HENNING  AND  COMPANY


Orlando,  Florida
January 12, 2001

                             PAB BANKSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CONDITION
                                  DECEMBER 31, 2000 AND 1999
----------------------------------------------------------------------------------------------

                                                                           2000           1999
                                                                  -------------  -------------
ASSETS
  Cash and due from banks                                         $ 29,697,335   $ 31,524,206
  Interest-bearing deposits in other banks                          13,414,020     11,715,628
  Federal funds sold                                                43,415,000     21,405,000
  Investment securities                                             84,924,830     78,925,871

  Loans                                                            580,736,533    494,417,167
  Allowance for loan losses                                         (8,184,641)    (5,037,074)
                                                                  -------------  -------------
      Net loans                                                    572,551,892    489,380,093
                                                                  -------------  -------------

  Premises and equipment                                            22,380,725     16,378,883
  Goodwill and other intangible assets                               6,450,742      2,357,098
  Investment in unconsolidated subsidiary                               57,639         40,391
  Cash value of bank-owned life insurance policies                   9,041,355      3,429,167
  Foreclosed assets                                                    566,518        762,667
  Other assets                                                      12,406,513      9,049,689
                                                                  -------------  -------------

      Total assets                                                $794,906,569   $664,968,693
                                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                           $ 70,679,023   $ 64,915,579
    Interest-bearing                                               566,500,715    451,288,404
                                                                  -------------  -------------
        Total deposits                                             637,179,738    516,203,983
                                                                  -------------  -------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                        12,165,591     13,828,094
  Advances from the Federal Home Loan Bank                          58,701,282     60,112,240
  Other borrowings                                                   7,667,280              -
  Other liabilities                                                  8,412,198      5,213,116
                                                                  -------------  -------------
        Total liabilities                                          724,126,089    595,357,433
                                                                  -------------  -------------

  Stockholders' equity:
    Preferred stock, no par value, 1,500,000 shares authorized,
      no shares issued                                                       -              -
    Common stock, no par value, 98,500,000 shares authorized,
      9,501,947 and 9,617,406 shares issued                          1,217,065      1,217,065
  Additional paid-in capital                                        29,754,284     31,236,921
  Retained earnings                                                 38,939,722     37,336,119
  Accumulated other comprehensive income (loss)                        869,409       (178,845)
                                                                  -------------  -------------
        Total stockholders' equity                                  70,780,480     69,611,260
                                                                  -------------  -------------

        Total liabilities and stockholders' equity                $794,906,569   $664,968,693
                                                                  =============  =============


See  accompanying  notes  to  consolidated  financial  statements.

                               PAB  BANKSHARES,  INC.  AND  SUBSIDIARIES
                                 CONSOLIDATED  STATEMENTS  OF  INCOME
                         YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998

-----------------------------------------------------------------------------------------------------

                                                                      2000          1999         1998
                                                              ------------  ------------  -----------

INTEREST INCOME
  Interest and fees on loans                                  $51,045,640   $43,165,734   $41,289,920
  Interest and dividends on investment securities:
    Taxable                                                     4,028,030     4,849,344     4,921,212
    Nontaxable                                                    226,732       249,259       315,524
  Other interest income                                         2,225,325     1,230,786     1,857,929
                                                              ------------  ------------  -----------
        Total interest income                                  57,525,727    49,495,123    48,384,585
                                                              ------------  ------------  -----------

INTEREST EXPENSE
  Interest on deposits                                         24,209,959    19,914,138    20,669,846
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                                668,246       484,993       225,840
  Interest on Federal Home Loan Bank advances                   3,796,126     2,507,423     2,391,277
  Interest on other borrowings                                          -             -       151,582
                                                              ------------  ------------  -----------
        Total interest expense                                 28,674,331    22,906,554    23,438,545
                                                              ------------  ------------  -----------

        Net interest income                                    28,851,396    26,588,569    24,946,040

Provision for loan losses                                       4,098,663       985,188       903,404
                                                              ------------  ------------  -----------
        Net interest income after provision for loan losses    24,752,733    25,603,381    24,042,636
                                                              ------------  ------------  -----------

OTHER INCOME
  Service charges on deposit accounts                           3,880,560     3,629,687     3,280,408
  Other fee income                                              1,105,167       914,987     1,173,280
  Securities transactions, net                                    (23,630)      (33,629)       11,313
  Equity in earnings of unconsolidated subsidiary                 562,979       680,578       368,064
  Other noninterest income                                        231,290       868,477       432,604
                                                              ------------  ------------  -----------
        Total other income                                      5,756,366     6,060,100     5,265,669
                                                              ------------  ------------  -----------

OTHER EXPENSES
  Salaries and employee benefits                               11,515,415    10,496,961     9,124,567
  Occupancy expense of premises                                 1,164,663       982,977       879,907
  Furniture and equipment expense                               1,731,930     1,440,998     1,416,560
  Amortization of goodwill and other intangibles                  359,520       356,664       356,664
  Other noninterest expense                                     7,102,166     5,687,951     5,445,881
                                                              ------------  ------------  -----------
        Total other expenses                                   21,873,694    18,965,551    17,223,579
                                                              ------------  ------------  -----------

        Income before income tax expense                        8,635,405    12,697,930    12,084,726
Income tax expense                                              2,908,808     4,005,054     4,097,924
                                                              ------------  ------------  -----------

        Net income                                            $ 5,726,597   $ 8,692,876   $ 7,986,802
                                                              ============  ============  ===========

Earnings per common share:
  Basic                                                       $      0.60   $      0.90   $      0.83
                                                              ============  ============  ===========
  Diluted                                                     $      0.60   $      0.89   $      0.81
                                                              ============  ============  ===========

See accompanying notes to consolidated financial statements.

                           PAB BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------------------

                                                           2000          1999          1998
                                                     -----------  ------------  ------------

Net income                                           $ 5,726,597  $ 8,692,876   $ 7,986,802

Other comprehensive income (loss):
  Unrealized holding gains (losses) arising during
    the period, net of tax of $531,975;
    ($979,902); and $367,902                           1,032,658   (1,616,553)      606,898
  Reclassification adjustment for (gains) losses
    included in net income, net of tax of $8,034;
    $12,692 and ($4,270)                                  15,596       20,937        (7,043)
                                                     -----------  ------------  ------------
                                                       1,048,254   (1,595,616)      599,855
                                                     -----------  ------------  ------------

        Comprehensive income                         $ 6,774,851  $ 7,097,260   $ 8,586,657
                                                     ===========  ============  ============


See  accompanying  notes  to  consolidated  financial  statements.

                                          PAB BANKSHARES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------

                                                                                  ACCUMULATED
                                 COMMON  STOCK       ADDITIONAL                         OTHER
                           -----------------------      PAID-IN      RETAINED    COMPREHENSIVE   TREASURY
                             SHARES     PAR VALUE       CAPITAL      EARNINGS    INCOME (LOSS)      STOCK         TOTAL
                           ----------  -----------  ------------  ------------  --------------  ----------  ------------
Balance,
  December 31, 1997        6,763,626   $1,263,745   $31,590,231   $27,075,387   $     816,916   $(983,189)  $59,763,090
Net income                         -            -             -     7,986,802               -           -     7,986,802
Other comprehensive
  income                           -            -             -             -         599,855           -       599,855
Two-for-one stock split    2,830,693            -             -             -               -           -             -
Cash dividends declared,
  $.275 per share                  -            -             -    (1,997,476)              -           -    (1,997,476)
Cash dividends declared
  by pooled companies              -            -             -      (730,444)              -           -      (730,444)
Stock issued by
  pooled companies                 -            -       338,197             -               -           -       338,197
Stock issued to directors
  in lieu of fees              7,808            -        81,240             -               -           -        81,240
Stock issued through
  dividend reinvestment
  plan                         1,650            -        19,685             -               -           -        19,685
Stock options exercised          250            -         2,515             -               -           -         2,515
Retirement of
  treasury stock                   -      (46,680)     (936,509)            -               -     983,189             -
                           ----------  -----------  ------------  ------------  --------------  ----------  ------------
Balance,
  December 31, 1998        9,604,027    1,217,065    31,095,359    32,334,269       1,416,771           -    66,063,464
Net income                         -            -             -     8,692,876               -           -     8,692,876
Other comprehensive
  loss                             -            -             -             -      (1,595,616)          -    (1,595,616)
Cash dividends declared,
  $.3875 per share                 -            -             -    (3,339,028)              -           -    (3,339,028)
Cash dividends declared
  by pooled companies              -            -             -      (341,918)              -           -      (341,918)
Dividends on preferred
  stock of subsidiaries            -            -             -       (10,080)              -           -       (10,080)
Stock issued to directors
  in lieu of fees              9,503            -       114,630             -               -           -       114,630
Stock options exercised        3,876            -        26,932             -               -           -        26,932
                           ----------  -----------  ------------  ------------  --------------  ----------  ------------
Balance,
  December 31, 1999        9,617,406    1,217,065    31,236,921    37,336,119        (178,845)          -    69,611,260
Net income                         -            -             -     5,726,597               -           -     5,726,597
Other comprehensive
  income                           -            -             -             -       1,048,254           -     1,048,254
Cash dividends declared,
  $.4325 per share                 -            -             -    (4,122,994)              -           -    (4,122,994)
Stock acquired and
  cancelled under stock
  repurchase plan           (119,616)           -    (1,512,152)            -               -           -    (1,512,152)
Stock options exercised        4,157            -        29,515             -               -           -        29,515
                           ----------  -----------  ------------  ------------  --------------  ----------  ------------
Balance,
  December 31, 2000        9,501,947   $1,217,065   $29,754,284   $38,939,722   $     869,409   $       -   $70,780,480
                           ==========  ===========  ============  ============  ==============  ==========  ============


See  accompanying  notes  to  consolidated  financial  statements.

                                PAB BANKSHARES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-----------------------------------------------------------------------------------------------------

                                                                   2000           1999           1998
                                                          -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 5,726,597    $ 8,692,876    $ 7,986,802
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net             2,019,426      1,842,249      1,452,125
    Provision for loan losses                                 4,098,663        985,188        903,404
    Provision for deferred taxes                               (968,127)      (184,024)      (108,625)
    Net realized (gain) loss on securities transactions          23,630         33,629        (11,313)
    Net (gain) loss on disposal of assets                       153,817       (10,889)       (105,016)
    Equity in earnings of unconsolidated subsidiary            (562,979)      (680,578)      (368,064)
    Dividends received from unconsolidated subsidiary           500,000        675,000        400,000
    Other noncash items, net                                       -              -           (28,537)
    Increase in cash value of bank-owned life insurance        (139,958)      (540,695)      (104,634)
    Increase in interest receivable                            (969,909)      (604,525)      (344,727)
    Increase (decrease) in interest payable                     774,898        251,976        (62,383)
    (Increase) decrease in taxes receivable                    (892,703)       207,543              -
    Increase (decrease) in taxes payable                       (340,497)       340,497        (71,693)
    Net change in other assets and other liabilities          1,856,494       (264,212)       (76,501)
                                                          --------------  -------------  -------------
        Net cash provided by operating activities            11,279,352     10,744,035      9,460,838
                                                          --------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits
    in other banks                                           (1,477,548)       197,536       (928,000)
  Increase in Federal funds sold                            (11,935,000)    (5,000,000)      (157,000)
  Activities on securities available for sale:
    Purchases                                                (4,167,444)   (16,695,894)   (55,613,823)
    Proceeds from sales and calls                               560,133     12,842,700     20,576,316
    Proceeds from maturities and paydowns                    11,707,704     22,714,619     23,337,448
  Proceeds from maturities of securities held to maturity             -              -      1,050,000
  Net increase in loans                                     (65,053,345)   (55,344,190)   (31,495,210)
  Purchase of premises and equipment                         (7,437,686)    (2,343,484)    (3,537,656)
  Proceeds from disposal of assets                              924,785         16,318        331,794
  Purchase of bank-owned life insurance polices              (6,265,261)             -              -
  Proceeds from life insurance benefits                         511,031              -              -
  Net cash received in purchase acquisition of Friendship     1,526,565              -              -
                                                           -------------  -------------  -------------
      Net cash used in investing activities                 (81,106,066)   (43,612,395)   (46,436,131)
                                                           -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                   76,610,058     12,116,855     31,530,967
  Net increase (decrease) in Federal funds purchased
    and securities sold under repurchase agreements          (1,662,503)     7,664,829      5,158,411
  Advances from the Federal Home Loan Bank                   27,770,000     33,027,000     19,136,000
  Payments on Federal Home Loan Bank advances               (29,180,958)   (11,972,483)   (14,073,950)
  Dividends paid                                             (4,054,117)    (3,367,049)    (2,069,078)
  Dividends paid by pooled companies                                -         (452,214)      (519,309)
  Proceeds from the exercise of stock options                    29,515         26,932          2,515
  Acquisition of stock under stock repurchase plans          (1,512,152)             -              -
  Proceeds from the issuance of preferred stock in
    REIT subsidiaries                                                 -        126,000              -
  Proceeds form the issuance of stock by pooled companies             -              -        338,197
                                                           -------------  -------------  -------------
      Net cash provided by financing activities              67,999,843     37,169,870     39,503,753
                                                           -------------  -------------  -------------

                                  PAB BANKSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------------------------------

                                                                         2000          1999         1998
                                                                 ------------  ------------  -----------

Net increase (decrease) in cash and due from banks                (1,826,871)    4,301,510     2,528,460

Cash and due from banks at beginning of period                    31,524,206    27,222,696    24,694,236
                                                                 ------------  ------------  -----------

Cash and due from banks at end of period                         $29,697,335   $31,524,206   $27,222,696
                                                                 ============  ============  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                     $27,899,433   $22,654,578   $23,500,928
                                                                 ============  ============  ===========
    Taxes                                                        $ 4,626,725   $ 4,262,579   $ 4,443,569
                                                                 ============  ============  ===========

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Increase (decrease) in unrealized gains on
    securities available for sale                                $ 1,597,178   $(2,514,112)  $   909,933
                                                                 ============  ============  ===========
  Purchase price and debt incurred on acquisition of Friendship  $ 7,667,280   $         -   $         -
                                                                 ============  ============  ===========
  Stock issued to directors in lieu of fees                      $         -   $   114,630   $   100,925
                                                                 ============  ============  ===========


See  accompanying  notes  to  consolidated  financial  statements.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     NATURE  OF  BUSINESS

     PAB Bankshares, Inc, (the Company) is a multi-bank holding company whose business is primarily conducted by its subsidiary banks (the Banks) listed below. Through the Banks, the Company offers a broad range of commercial and consumer banking products and services to customers located in the market areas served by the Banks. At December 31, 2000, the Company had a market presence across southern Georgia, south-metro Atlanta, and central Florida. The Company and the Banks are subject to the regulations of certain Federal and state agencies and are periodically examined by those regulatory agencies.

     BANK SUBSIDIARY                               BANKING LOCATIONS(# OF OFFICES)
     ---------------                               -------------------------------
     The Park Avenue Bank                          Valdosta, Lowndes County, Georgia (3)
                                                   Lake Park, Lowndes County, Georgia (1)
                                                   McDonough, Henry County, Georgia (1)
     Farmers & Merchants Bank (99.91% owned)       Adel, Cook County, Georgia (1)
     First Community Bank of Southwest Georgia     Bainbridge, Decatur County, Georgia (3)
                                                   Cairo, Grady County, Georgia (1)
     Eagle Bank and Trust                          Statesboro, Bulloch County, Georgia (2)
     Baxley Federal Bank                           Baxley, Appling County, Georgia (1)
                                                   Hazlehurst, Jeff Davis County, Georgia (1)
     Friendship Community Bank                     Ocala, Marion County, Florida (2)

     In addition to the Banks, the Company owns an investment advisory services subsidiary, PAB Financial Services, LLC of Valdosta, Georgia (PAB Financial). Through PAB Financial, the Company is able to offer brokerage and investment services to its customers.

     Although the Company provides products and services under two distinct regulatory-defined operations (i.e. banking and nonbanking), the Company's nonbanking operations are not currently considered by management as material for separate segment reporting under the provisions of Statement of Financial Accounting Standards (SFAS) No. 131.

     At the close of business on December 29, 2000, the Company consummated its merger with Friendship Community Bank (Friendship). This transaction was accounted for under the purchase method of accounting for business combinations. Further details on this transaction are presented in Note 2, Business Combinations.

     BASIS  OF  PRESENTATION

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

     The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Certain items in the consolidated financial statements as of and for the years ended December 31, 1999 and 1998 have been reclassified, with no net effect on total assets, total stockholders' equity, or net income, in order to be consistent with the classifications adopted with the current year presentation.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     The principles that significantly affect the determination of financial position, results of operations and cash flows are summarized below.

     CASH  AND  DUE  FROM  BANKS

          For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Banks, deposits, interest-bearing deposits and Federal funds purchased and sold are reported net.

          The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

     SECURITIES

          Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt and equity securities with readily determinable fair values are classified as available for sale and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Restricted and other equity securities without a readily determinable fair value are carried at cost and periodically evaluated for impairment. Included in restricted equity securities is the Banks' investment in Federal Home Loan Bank (FHLB) stock. FHLB stock can be sold only at its par value and only to the FHLB or to another member institution.

          Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     LOANS

          Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Unearned income is recognized over the terms of the loans using the interest method. Interest income is accrued based on the principal balance outstanding.

          In general, loan origination fees and certain direct origination costs are recognized at the time the loan is recorded. For some long-term mortgage loans, the loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield using the interest method over the life of those loans. The results of operations are not materially different than the results that would have been obtained had all loan fees and costs been accounted for in accordance with generally accepted accounting principles.

          The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. The Interest on these loans is subsequently accounted for on a cash-basis or cost-recovery method until qualifying for a return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     LOANS  (Continued)

          A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Individually identified impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependant. Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment.

     ALLOWANCE  FOR  LOAN  LOSSES

          The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

          The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's repayment ability, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require additions to the allowance based on their judgment about information available to them at the time of their examinations.

     PREMISES  AND  EQUIPMENT

          Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

          Goodwill, arising from excess of purchase price over net assets of acquired businesses, is being amortized on the straight-line method over periods ranging from fifteen to twenty-five years. Core deposit intangibles are being amortized over a period of ten years. The Company's intangible assets are periodically reviewed to ensure that there have been no events or circumstances to indicate that the unamortized recorded amounts are impaired.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     INVESTMENT  IN  UNCONSOLIDATED  SUBSIDIARY

          First Community Bank of Southwest Georgia owns a 50% equity interest in Empire Financial Services, Inc. of Milledgeville, Georgia (Empire), a commercial mortgage origination and servicing organization that serves various financial institutions, including the Banks, throughout the southeastern United States. This investment is accounted for under the equity method. The investment in Empire exceeded the bank's share of the underlying net assets by $42,872 at December 31, 2000, and is being amortized on the straight-line method over twenty-five years.

     FORECLOSED  ASSETS

          Foreclosed assets represent real estate properties and other assets acquired through, or in lieu of, loan foreclosure or other proceedings. Foreclosed assets are to be sold and are carried at the lower of the recorded amount of the loan or the fair value of the property, less estimated disposal costs. Management periodically performs valuations, and any changes in the carrying amounts are recognized as charges against the Company's earnings.

     INCOME  TAXES

          Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

          Recognition of deferred tax assets and liabilities is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

          The Company and its subsidiaries file a consolidated income tax return. Each subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

     REAL  ESTATE  INVESTMENT  TRUSTS

          In 1999, the Company formed two real estate investment trusts (REIT's) and two intermediate REIT holding companies as subsidiaries of The Park Avenue Bank and First Community Bank of Southwest Georgia. The REIT's were established to realize state income tax benefits and to provide the two banks with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company's investment in the REIT's. To comply with Federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REIT's was issued to certain directors, officers and employees of the Company. The preferred stock pays an 8% annual dividend. The total minority interest of the REIT's included in other liabilities was $126,000 as of December 31, 2000 and 1999.

     INCOME  AND  EXPENSE  RECOGNITION

          Items of income and expense (including advertising costs) are recognized using the accrual basis of accounting, except for some immaterial amounts that are recognized when received or paid.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     EARNINGS  PER  SHARE

          Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. All per share data for prior years have been adjusted to reflect two-for-one stock splits on March 10, 1998 and May 31, 1996.

     COMPREHENSIVE  INCOME

          SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available for sale securities.

     RECENT  ACCOUNTING  DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board (the FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. For the Company, SFAS No. 133 is effective January 1, 2001. On adoption, the provisions of SFAS No. 133 must be applied prospectively. Management does not anticipate that the provisions of SFAS No. 133 will have a material impact on the Company's earnings or financial position.

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 provides accounting and reporting standards for securitizations and other transfers of financial assets and collateral based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Certain disclosure requirements of SFAS No. 140 were effective immediately and have been adopted by the Company. Other portions become effective for transactions occurring after March 31, 2001. Management does not anticipate that the adoption of the new provisions of SFAS No. 140 will have a material impact on the Company's earnings or financial position.

          In February 2001, the FASB issued for public comment its tentative decisions announced in December 2000 on the accounting for goodwill in a limited revised Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill". If the statement is adopted as proposed, the use of the pooling of interest method of accounting for business combinations initiated after the statement's effective date would be prohibited. In addition, goodwill acquired in business combinations would no longer be amortized using a straight-line method over an estimated life, but instead would be capitalized and reviewed for impairment when events or circumstances occur indicating that impairment might exist. The statement would apply to any goodwill subsequently acquired as well as to the existing unamortized goodwill recorded on the Company's statement of condition. Management is evaluating the effect that the proposed statement might have on the Company's earnings and financial position.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  2.  BUSINESS  COMBINATIONS

     At the close of business on December 29, 2000, the Company consummated its merger with Friendship Community Bank (Friendship). This transaction was accounted for under the purchase method of accounting for business combinations. In an all cash transaction, the Company acquired 100% of Friendship's common stock outstanding for $7,667,280. The excess cost over the net assets acquired of Friendship amounted to $4,407,434 and will be amortized using the straight-line method over a twenty-year period. In completing the transaction, Friendship recorded contingent liabilities totaling approximately $300,000, net of tax, for the cost to convert to the Company's data processing system and the cost of buying out existing contracts for an employment agreement with the bank president and a data processing agreement with a third party service provider.


     The following chart summarizes the assets acquired and liabilities assumed in connection with the Friendship business combination.

          Cash  and  due  from  banks                       $     1,526,565
          Interest-bearing  deposits  with  other  banks            220,844
          Federal  funds  sold                                   10,075,000
          Investment  securities                                 12,596,913
          Loans,  net                                            22,020,968
          Other  assets                                           2,223,554
          Deposits                                               44,365,697
          Other  liabilities                                      1,038,301

     Since this transaction became effective after the last business day of the year, none of the results of operations for Friendship are included with the Company's consolidated statements of income for the years ended December 31, 2000, 1999 and 1998. The following unaudited summary information presents the consolidated results of operations of the Company on a pro forma basis, as if Friendship had been acquired on January 1, 1999. The pro forma summary information does not necessarily reflect the results of operations that would have occurred, if the acquisitions had occurred at the beginning of the periods presented, or of the results which may occur in the future.

                                                  2000         1999
                                           -----------  -----------
            Interest income                $60,672,394  $52,162,104
            Interest expense                30,060,828   24,009,812
                                           -----------  -----------
              Net interest income           30,611,566   28,152,292
            Provision for loan losses        4,134,663      994,188
            Noninterest income               6,030,674    6,278,384
            Noninterest expense             23,545,687   20,423,555
                                           -----------  -----------
              Income before income taxes     8,961,890   13,012,933
            Income tax expense               3,034,476    4,108,653
                                           -----------  -----------
              Net income                   $ 5,927,414  $ 8,904,280
                                           ===========  ===========

            Net income per share           $      0.62  $      0.93
                                           ===========  ===========
            Net income per share, diluted  $      0.62  $      0.91
                                           ===========  ===========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  3.  SECURITIES

     The amortized cost and approximate fair values of investments in securities available for sale as of December 31, 2000 and 1999 were as follows:

                                                                       GROSS       GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED          FAIR
                                                          COST         GAINS       LOSSES         VALUE
                                                    -----------  -----------  ------------  -----------
     December 31, 2000:
          U. S. Government and agency
              securities                            $51,248,673  $    44,522  $  (260,411)  $51,032,784
          State and municipal securities              4,964,322       21,610      (18,410)    4,967,522
          Mortgage-backed securities                 21,272,769       72,954     (220,961)   21,124,762
          Marketable equity securities                2,074,331    1,881,268     (203,246)    3,752,353
          Restricted and other equity securities      4,047,409            -            -     4,047,409
                                                    -----------  -----------  ------------  -----------
                                                    $83,607,504  $ 2,020,354  $  (703,028)  $84,924,830
                                                    ===========  ===========  ============  ===========

     December 31, 1999:
          U. S. Government and agency
              securities                            $45,948,497  $    13,584  $  (804,383)  $45,157,698
          State and municipal securities              5,508,114       20,986      (42,829)    5,486,271
          Mortgage-backed securities                 21,594,772        9,101     (487,153)   21,116,720
          Marketable equity securities                1,488,506    1,240,932     (230,090)    2,499,348
          Restricted and other equity securities      4,665,834            -            -     4,665,834
                                                    -----------  -----------  ------------  -----------
                                                    $79,205,723  $ 1,284,603  $(1,564,455)  $78,925,871
                                                    ===========  ===========  ============  ===========

     Included in restricted and other equity securities at December 31, 2000 and 1999, is the Banks' investment in FHLB stock of $3,737,200 and $3,854,800, respectively.

     The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Equity securities have a perpetual life and no stated maturity. Therefore mortgage-backed securities, marketable equity securities, and restricted equity securities are not included in the maturity categories in the following maturity summary.

                                                     AMORTIZED         FAIR
                                                          COST        VALUE
                                                    -----------  -----------
            Due in one year or less                 $23,459,803  $23,359,381
            Due from one year to five years          25,058,187   24,960,013
            Due from five to ten years                6,651,172    6,651,403
            Due after ten years                       1,043,833    1,029,509
            Mortgage-backed securities               21,272,769   21,124,762
            Marketable equity securities              2,074,331    3,752,353
            Restricted and other equity securities    4,047,409    4,047,409
                                                    -----------  -----------
                                                    $83,607,504  $84,924,830
                                                    ===========  ===========

     Securities with a carrying value of approximately $51,976,000 and $42,195,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, certain borrowing arrangements, and for other purposes.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  3.  SECURITIES  (CONTINUED)

     Gains and losses on sales, calls, and paydowns of securities available for sale for the years ended December 31, 2000, 1999 and 1998 consist of the following:

                                                          2000       1999       1998
                                                     ---------  ---------  ---------
            Gross gains on securities transactions   $  2,886   $  7,827   $ 42,524
            Gross losses on securities transactions   (26,516)   (41,456)   (31,211)
                                                     ---------  ---------  ---------
              Net realized gain (loss) on
                securities transactions              $(23,630)  $(33,629)  $ 11,313
                                                     =========  =========  =========


NOTE  4.  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES

     The composition of the loan portfolio as of December 31, 2000 and 1999 were as follows:

                                                                          2000           1999
                                                                 -------------  -------------
            Commercial and financial                             $ 72,942,398   $ 59,328,217
            Agricultural                                           23,063,510      8,197,422
            Real estate - construction                             40,129,922     31,858,224
            Real estate - mortgage (commercial and residential)   376,000,100    332,007,520
            Installment loans to individuals and other loans       68,879,438     63,423,507
                                                                 -------------  -------------
                                                                  581,015,368    494,814,890
            Unearned income, net                                     (278,835)      (397,723)
                                                                 -------------  -------------
                                                                  580,736,533    494,417,167
            Allowance for loan losses                              (8,184,641)    (5,037,074)
                                                                 -------------  -------------
                                                                 $572,551,892   $489,380,093
                                                                 =============  =============

     At December 31, 2000 and 1999, the total recorded investment in impaired loans amounted to approximately $6,451,000 and $2,395,000, respectively. These loans had a related allowance for loan losses of approximately $1,303,000 and $369,000 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans during 2000, 1999 and 1998 was approximately $2,486,000, $1,981,000 and $1,196,000, respectively.
     Interest income recognized on impaired loans for cash payments received in 2000, 1999 and 1998 was approximately $115,000, $117,000 and $19,000, respectively. Included in total impaired loans at December 31, 2000, are loans conditionally guaranteed by the USDA of approximately $4,433,000. The other loans reported as impaired are loans for which the accrual of interest had been discontinued by management.

     The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transactions and repayment terms are customary for the types of loans involved.

     Changes in related party loans for the year ended December 31, 2000 are as follows:

            Balance, beginning of year                      $ 13,352,489
            Advances                                          23,982,892
            Repayments                                       (20,495,508)
            Transactions due to changes in related parties     2,268,233
                                                            -------------
            Balance, end of year                            $ 19,108,106
                                                            =============

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  4.  LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES  (CONTINUED)

     Changes in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 consist of the following:

                                                        2000          1999         1998
                                                ------------  ------------  -----------
            Balance, beginning of year          $ 5,037,074   $ 5,171,905   $4,996,243
              Provision charged to operations     4,098,663       985,188      903,404
              Loans charged-off                  (1,583,833)   (1,216,662)    (823,013)
              Recoveries                            182,292        96,643       95,271
              Purchase acquisition of Friendship    450,445             -            -
                                                ------------  ------------  -----------
            Balance, end of year                $ 8,184,641   $ 5,037,074   $5,171,905
                                                ============  ============  ===========

NOTE  5.  PREMISES  AND  EQUIPMENT

     Major classifications of premises and equipment as of December 31, 2000 and 1999 were as follows:

                                                       2000          1999
                                               ------------  ------------
            Land                               $ 4,610,555   $ 3,880,781
            Buildings and improvements          14,407,290    10,830,098
            Furniture, fixtures and equipment    9,648,889     8,396,055
            Former banking facilities                    -       530,760
            Construction in progress               486,236     1,059,008
                                               ------------  ------------
                                                29,152,970    24,696,702
            Less accumulated depreciation       (6,772,245)   (8,317,819)
                                               ------------  ------------
                                               $22,380,725   $16,378,883
                                               ============  ============

     Depreciation expense amounted to $1,588,796, $1,412,249, and $1,185,923 for the years ended December 31, 2000, 1999, and 1998, respectively.

     With the exception of the main banking office of Friendship, the Company owns and operates all of its banking offices. The Friendship office is under a five-year operating lease that requires the Company to pay $57,775 plus an annual index adjustment, per year until expiration in May 2003.

     At December 31, 2000, the Company had two branch banking offices under construction. The Company is committed to complete these projects during 2001 for a total cost (excluding land) of approximately $2,125,000.


NOTE  6.  INVESTMENT  IN  UNCONSOLIDATED  SUBSIDIARY

     Following is a summary of unaudited financial information of Empire as of December 31, 2000 and 1999 and for the twelve months ended December 31, 2000, 1999 and 1998. Empire maintains its books on a fiscal year different from the Company.

                                     2000        1999
                               ----------  ----------
            Total assets       $1,998,140  $1,129,050
            Total liabilities  $1,664,634  $1,021,984

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  6.  INVESTMENT  IN  UNCONSOLIDATED  SUBSIDIARY  (CONTINUED)

                                 2000        1999        1998
                           ----------  ----------  ----------
            Total revenue  $3,618,235  $3,324,728  $2,999,317
            Net income     $1,226,439  $1,122,766  $1,039,334

     To facilitate the timely closing of its books and preparation of monthly financial information, the Company follows a consistent practice of accruing its share of Empire earnings one month in arrears. For the years ended December 31, 2000, 1999 and 1998, an additional amount of Empire earnings of approximately $88,000, $59,000 and $150,000 was subsequently recorded in January 2001, 2000 and 1999, respectively.


NOTE  7.  DEPOSITS

     A summary of interest-bearing deposits by major classification as of December 31, 2000 and 1999 follows.


                                             2000          1999
                                     ------------  ------------
            Interest-bearing demand  $125,714,275  $119,240,933
            Savings                    32,859,370    27,666,315
            Time, $100,000 and over   136,786,504   102,389,335
            Other time                271,140,566   201,991,821
                                     ------------  ------------
                                     $566,500,715  $451,288,404
                                     ============  ============

     A summary of interest expense on deposits by major category for the years ended December 31, 2000, 1999 and 1998 follows.

                                            2000         1999         1998
                                     -----------  -----------  -----------
            Interest-bearing demand  $ 3,357,422  $ 2,977,692  $ 3,083,732
            Savings                      724,968      805,384      906,294
            Time                      20,127,569   16,131,062   16,679,820
                                     -----------  -----------  -----------
                                     $24,209,959  $19,914,138  $20,669,846
                                     ===========  ===========  ===========

     The  scheduled  maturities  of  time  deposits at December 31, 2000 follow:

              YEAR        AMOUNT
            ------  ------------
            2001    $304,136,467
            2002      70,202,946
            2003      14,208,519
            2004       6,946,858
            2005      11,703,795
            Later        728,485
                    ------------
                    $407,927,070
                    ============

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  8.  ADVANCES  FROM  THE  FEDERAL  HOME  LOAN  BANK

     Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta, Georgia (FHLB) as of December 31, 2000 and 1999.


                                                                          2000         1999
                                                                       -----------  -----------
            Advances with interest at adjustable rates,
              ranging from 6.10% to 6.79% at December 31, 2000,
              due at various dates from May 2003 to
              September 2009.                                          $ 5,541,580  $ 7,600,000

            Amortizing advances with interest at fixed rates,
              ranging from 5.20% to 7.24% at December 31, 2000,
              due in varying amounts and at various intervals through
              August 2010.                                               5,239,702    7,012,240

            Advances with interest at fixed rates, ranging from 5.69%
              to 7.28% at December 31, 2000, due at various dates
              from May 2001 to March 2003.                              20,820,000   19,200,000

            Advances with interest at fixed rates, ranging from 5.46%
              to 6.77% at December 31, 2000, convertible to
              variable rates at the option of the FHLB, due at
              various dates from March 2003 to March 2010.              27,100,000   26,300,000
                                                                       -----------  -----------
                                                                       $58,701,282  $60,112,240
                                                                       ===========  ===========

     The Banks have pledged qualifying residential real estate mortgage loans as collateral on the advances from the FHLB.

     The scheduled maturities of the advances from the FHLB at December 31, 2000 follow.

             YEAR        AMOUNT
            ------  -----------
            2001    $21,172,102
            2002      2,283,773
            2003     12,756,503
            2004        505,059
            2005      3,030,288
            Later    18,953,557
                    -----------
                    $58,701,282
                    ===========

NOTE  9.  OTHER  BORROWINGS

     At December 31, 2000, the Company owed $7,667,280 to the former stockholders of Friendship (see Note 2.) In January 2001, the Company intends to use the line of credit described below to finance 100% of this acquisition.

     On August 31, 2000, the Company obtained a 3-year, $15 million line of credit with The Bankers Bank of Atlanta, Georgia, for the purpose of providing operating capital and to finance potential purchase acquisitions. The Company had not drawn on the line of credit by December 31, 2000. Interest on the line of credit is due quarterly at the one-month LIBOR rate plus 1.75%, or 8.311% at December 31, 2000. Principal is due at maturity on August 30, 2003, however, at the option of the Company, the outstanding principal due at maturity could then be converted to a ten-year amortizing note.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  10.  INCOME  TAXES

     The income tax expense for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                             2000         1999         1998
                      -----------  -----------  -----------
            Current   $3,876,935   $4,189,078   $4,206,549
            Deferred    (968,127)    (184,024)    (108,625)
                      -----------  -----------  -----------
                      $2,908,808   $4,005,054   $4,097,924
                      ===========  ===========  ===========

     The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2000, 1999 and 1999 follows.

                                                             2000         1999         1998
                                                       -----------  -----------  -----------
            Tax at statutory rate                      $2,936,038   $4,317,296   $4,108,807
              Increase (decrease) resulting from:
                State income tax, net of Federal
                  tax benefit                                   -      172,459      293,553
                Tax exempt interest and dividend
                  exclusion                              (270,909)    (358,884)    (330,206)
                Amortization of goodwill                   43,755       43,746       43,746
                Increase in cash value of bank-
                  owned life insurance policies           (46,177)    (196,283)     (38,984)
                Deferred tax adjustment                   159,422            -            -
                Prior year accrual differences            123,174            -            -
                Other items, net                          (36,495)      26,720       21,008
                                                       -----------  -----------  -----------
                  Income tax expense                   $2,908,808   $4,005,054   $4,097,924
                                                       ===========  ===========  ===========

     The components of deferred income taxes included in other assets on the statements of condition at December 31, 2000 and 1999 are as follows:

                                                                      2000        1999
                                                                ----------  ----------
            Deferred tax assets:
              Allowance for loan losses                         $2,524,297  $1,593,140
              Purchase accounting adjustments                      525,954           -
              Deferred compensation                                218,788     294,807
              Reserve for uncollectible interest                   109,820           -
              Unrealized loss on securities available for sale           -     100,360
              Other                                                      -      34,237
                                                                ----------  ----------
                                                                 3,378,859   2,022,544
                                                                ----------  ----------

            Deferred tax liabilities:
              Premises and equipment                               577,652     648,807
              Deferred loan origination cost                       187,965     166,775
              Unrealized gain on securities available for sale     413,755           -
              Core deposit intangible                                6,520      35,711
              Other                                                 12,446           -
                                                                ----------  ----------
                                                                 1,198,338     851,293
                                                                ----------  ----------

                Net deferred tax assets                         $2,180,521  $1,171,251
                                                                ==========  ==========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  11.  EMPLOYEE  BENEFIT  PLANS

     The Company provides an employee 401(k) profit sharing plan for qualified employees. The 401(k) plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for nonelective and discretionary profit sharing contributions to be made at the sole discretion of the Board of Directors. Approximately 3.5% of the participants' eligible compensation was accrued as the discretionary profit sharing contributions for 2000, 1999 and 1998. All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours. Aggregate expense under the plan charged to operations during 2000, 1999 and 1998 amounted to approximately $595,000, $433,000, and $338,000, respectively.

NOTE  12.  DEFERRED  COMPENSATION  PLANS

     The Company and the Banks have entered into separate deferred compensation arrangements with certain executive officers. The plans call for certain amounts payable at retirement, death or disability. The estimated present value of the deferred compensation is being accrued over the remaining expected term of active employment. The Banks have purchased life insurance policies that they intend to use to finance this liability. Aggregate expense under the deferred compensation plans charged to operations during 2000, 1999 and 1998 were approximately $177,000, $382,000 and $127,000, respectively.

NOTE  13.  OTHER  INCOME  AND  EXPENSES

     A summary of significant other fee income included in the Company's statements of income for the years ended December 31, 2000, 1999 and 1998 follows.

                                                  2000      1999        1998
                                            ----------  --------  ----------
            Mortgage origination fees       $  439,327  $569,121  $  725,439
            Insurance commissions and fees     302,277   219,893     234,679
            Brokerage commissions and fees     125,241         -           -
            Other fee income                   238,322   125,973     213,162
                                            ----------  --------  ----------
            Total other fee income          $1,105,167  $914,987  $1,173,280
                                            ==========  ========  ==========

     A summary of significant other noninterest income included in the Company's statements of income for the years ended December 31, 2000, 1999 and 1998 follows.

                                                         2000      1999      1998
                                                   ----------  --------  --------
            Earnings on bank-owned life insurance  $ 139,958   $540,695  $104,634
            Gain (loss) on disposal of assets       (153,817)    10,889   105,016
            Other noninterest income                 245,149    316,893   222,954
                                                   ----------  --------  --------
            Total other noninterest income         $ 231,290   $868,477  $432,604
                                                   ==========  ========  ========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  13.  OTHER  INCOME  AND  EXPENSES  (CONTINUED)

     A summary of significant other noninterest expense included in the Company's statements of income for the years ended December 31, 2000, 1999 and 1998 follows.

                                                        2000        1999        1998
                                                  ----------  ----------  ----------

            Advertising and business development  $  526,016  $  383,687  $  353,310
            Supplies and printing                    630,892     512,247     547,060
            Postage and courier                      459,059     467,113     388,080
            Legal and accounting fees                469,549     427,428     463,252
            Outside consulting fees                  436,647     228,875     184,002
            Director and committee fees              568,296     480,640     424,513
            Merger and acquisition costs              49,292     534,523     619,658
            Conversion costs                         833,139           -           -
            Other noninterest expenses             3,129,276   2,653,438   2,466,006
                                                  ----------  ----------  ----------
            Total other noninterest expense       $7,102,166  $5,687,951  $5,445,881
                                                  ==========  ==========  ==========


NOTE  14.  EARNINGS  PER  COMMON  SHARE

     The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998.

                                                       2000        1999        1998
                                                  ----------  ----------  ----------
            Basic earnings per share:
              Net income                          $5,726,597  $8,692,876  $7,986,802
                                                  ----------  ----------  ----------
              Weighted average common shares
                outstanding                        9,528,387   9,612,634   9,602,946
                                                  ----------  ----------  ----------

                Earnings per common share         $     0.60  $     0.90  $     0.83
                                                  ==========  ==========  ==========

            Diluted earnings per share:
              Net income                          $5,726,597  $8,692,876  $7,986,802
                                                  ----------  ----------  ----------
              Weighted average common shares
                outstanding                        9,528,387   9,612,634   9,602,946
                Effect of dilutive stock options      70,403     136,528     210,879
                                                  ----------  ----------  ----------
                Weighted average diluted common
                  shares outstanding               9,598,790   9,749,162   9,813,825
                                                  ----------  ----------  ----------

              Earnings per common share           $     0.60  $     0.89  $     0.81
                                                  ==========  ==========  ==========


NOTE  15.  DIRECTORS  DEFERRED  STOCK  PURCHASE  PLAN

     In 1994, the Company's stockholders approved the Directors Deferred Stock Purchase Plan (the Director Plan), which provides that a director of the Company or any subsidiary may elect to receive shares of common stock of the Company in lieu of the cash compensation otherwise payable as director's fees for services rendered as a member of the Board of Directors or any committee thereof. The Director Plan expired in January 1999.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  16.  DIVIDEND  REINVESTMENT  AND  COMMON  STOCK  PURCHASE  PLAN

     In 1993, the Board of Directors approved a dividend reinvestment and common stock purchase plan. The plan is designed to provide stockholders with a simple and convenient means to reinvest cash dividends and make additional cash purchases of the Company's common stock. The Company acquires shares in the open market as needed to fill orders for dividend reinvestment and stock purchases in the plan rather than issuing additional shares of common stock.

NOTE  17.  STOCK  OPTION  PLANS

     The Company has two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant. Both plans provide for "incentive stock options" and "non-qualified stock options". The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1994 Employee Stock Option Plan, the Company's stockholders authorized the Board of Directors to grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. Under the 1999 Stock Option Plan, the Company's stockholders authorized the Board of Directors to grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.

     A summary of the status of the two fixed plans at December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is as follows:

                                                          2000                    1999                  1998
                                         ----------------------  ----------------------  -------------------

                                                      WEIGHTED-              WEIGHTED-             WEIGHTED-
                                                        AVERAGE                AVERAGE               AVERAGE
                                                       EXERCISE               EXERCISE              EXERCISE
                                            NUMBER        PRICE     NUMBER       PRICE    NUMBER      PRICE
                                         -----------  ----------  ---------  ----------  --------  ----------
         Under option, beginning
            of year                         440,157   $    11.19   347,103   $     8.76  328,588   $     8.04
            Granted                          88,950        13.40   121,750        16.84   54,500        12.06
            Exercised                        (4,157)        7.10    (3,876)        6.95  (33,985)       10.03
            Forfeited                        (1,300)       16.09   (24,820)        9.21   (2,000)        8.59
                                         -----------  ----------  ---------  ----------  --------  ----------
         Under option, end of year          523,650   $    11.58   440,157   $    11.19  347,103   $     8.76
                                         ===========  ==========  =========  ==========  ========  ==========

         Exercisable at end of year         305,929   $    10.68   246,959   $    10.62  162,603   $     8.09
                                         ===========  ==========  =========  ==========  ========  ==========

         Weighted-average fair value
            per option of options
            granted during year                       $     4.53             $     6.59             $   3.71
                                                      ===========            ==========             =========

     A further summary of the options outstanding at December 31, 2000 is as follows:

                                  OPTIONS  OUTSTANDING        OPTIONS EXERCISABLE
                           ---------------------------------  -------------------
                                        WEIGHTED-   WEIGHTED-           WEIGHTED-
                                          AVERAGE    AVERAGE              AVERAGE
                RANGE  OF             CONTRACTUAL   EXERCISE             EXERCISE
          EXERCISE PRICES   NUMBER  LIFE IN YEARS      PRICE    NUMBER      PRICE
          ---------------  -------  --------------  --------  --------  ---------
         $ 6.25 -  9.63    129,000            5.19  $   6.28   110,400  $    6.25
          10.06 - 12.06    175,200            6.31     10.57   104,918      10.40
          13.31 - 15.88     95,400            8.49     13.52     6,401      14.09
          16.25 - 23.13    124,050            8.48     17.05    84,210      16.56
                           -------                            --------
                           523,650            6.94     11.58   305,929      10.68
                           =======                            ========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  17.  STOCK  OPTION  PLANS  (CONTINUED)

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognized no compensation cost under the fixed stock option plan for the years ended December 31, 2000, 1999, and 1998. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced as follows:


                                                     2000                     1999                     1998
                                  -----------------------  -----------------------  -----------------------
                                                    BASIC                    BASIC                    BASIC
                                          NET    EARNINGS          NET    EARNINGS          NET    EARNINGS
                                       INCOME   PER SHARE       INCOME   PER SHARE       INCOME   PER SHARE
                                  -----------  ----------  -----------  ----------  -----------  ----------
        As reported               $5,726,597   $     0.60  $8,692,876   $     0.90  $7,986,802   $     0.83
          Stock based
            compensation, net of
            related tax effect      (671,149)       -0.07    (741,218)       -0.07    (136,754)       -0.01
                                  -----------  ----------  -----------  ----------  -----------  ----------
        As adjusted               $5,055,448   $     0.53  $7,951,658   $     0.83  $7,850,048   $     0.82
                                  ===========  ==========  ===========  ==========  ===========  ==========


                                                     2000                     1999                    1998
                                  -----------------------  -----------------------  ----------------------
                                                  DILUTED                  DILUTED                  DILUTED
                                          NET    EARNINGS          NET    EARNINGS          NET    EARNINGS
                                       INCOME   PER SHARE       INCOME   PER SHARE       INCOME   PER SHARE
                                  -----------  ----------  -----------  ----------  -----------  ----------

        As reported               $5,726,597   $     0.60  $8,692,876   $     0.89  $7,986,802   $     0.81
          Stock based
            compensation, net of
            related tax effect      (671,149)       -0.07    (741,218)       -0.07    (136,754)       -0.01
                                  -----------  ----------  -----------  ----------  -----------  ----------
        As adjusted               $5,055,448   $     0.53  $7,951,658   $     0.82  $7,850,048   $     0.80
                                  ===========  ==========  ===========  ==========  ===========  ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 2000       1999       1998
                                               ---------  ---------  --------
            Risk-free interest rate                5.24%      5.39%     5.00%
            Expected life of the options        10 years   10 years   5 years
            Expected dividends (as a percent
              of the fair value of the stock)      4.69%      2.50%     1.37%
            Expected volatility                   45.62%     34.20%    30.00%


NOTE  18.  STOCK  REPURCHASE  PLAN

     In June 1999, the Board of Directors approved a stock repurchase plan whereby management was authorized to buy back and cancel up to 75,000 shares of the Company's common stock from the open market. In March 2000, the Board approved to buy back and cancel an additional 50,000 shares of the Company's common stock. During 2000, the Company acquired and canceled 119,616 shares of common stock for a total cost of $1,512,152. A balance of 5,384 shares was available in the plan for repurchase at December 31, 2000.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  19.  COMMITMENTS  AND  CONTINGENT  LIABILITIES

     The consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk, interest rate risk and liquidity risk.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit and collateral policies for these off-balance sheet financial instruments as it does for on-balance sheet financial instruments. A summary of the Company's commitments outstanding as of December 31, 2000 and 1999 follows.

                                                 2000         1999
                                          -----------  -----------
            Commitments to extend credit  $58,371,000  $46,366,000
            Standby letters of credit     $ 1,083,000  $ 2,004,000

     Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, crops, livestock, inventory, equipment and personal property.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

     In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management for the Company, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.


NOTE  20.  CONCENTRATIONS  OF  CREDIT

     The Banks make commercial, agricultural, residential and consumer loans to customers primarily in southern Georgia, south-metro Atlanta, and central Florida. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical area served by the Banks.

     As of December 31, 2000, approximately 74% of the Company's loan portfolio is concentrated in real estate loans. Substantial portions of these loans are secured by real estate in the Company's primary markets. In addition, a substantial portion of the real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in the Company's primary markets.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  21.  REGULATORY  MATTERS

     The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $3,915,000 of the Banks' retained earnings was available for dividend declaration without regulatory approval.

     The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets as set forth in the table below. Management believes, as of December 31, 2000, the Company and the Banks meet all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' category.

     The actual capital amounts and ratios for the Company and its lead bank, The Park Avenue Bank, are presented in the following table. All amounts have been rounded to the nearest thousand.

                                                                                             TO  BE  WELL
                                                                                       CAPITALIZED  UNDER
                                                                        FOR  CAPITAL   PROMPT  CORRECTIVE
                                                         ACTUAL   ADEQUACY  PURPOSES   ACTION  PROVISIONS
                                            -------------------  -------------------   ------------------
                                                AMOUNT    RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                            -----------  ------  -----------  ------  -----------  ------
            As of December 31, 2000:
              Total Capital
                to Risk Weighted Assets:
                  Consolidated              $71,496,000   12.5%  $45,753,000    8.0%      - N/A -
                  The Park Avenue Bank      $22,965,000   10.4%  $17,661,000    8.0%  $22,076,000   10.0%

              Tier 1 Capital
                to Risk Weighted Assets:
                  Consolidated              $63,592,000   11.1%  $22,877,000    4.0%      - N/A -
                  The Park Avenue Bank      $20,425,000    9.3%  $ 8,830,000    4.0%  $13,246,000    6.0%

              Tier 1 Capital
                to Average Assets:
                  Consolidated              $63,592,000    8.7%  $29,250,000    4.0%      - N/A -
                  The Park Avenue Bank      $20,425,000    7.2%  $11,294,000    4.0%  $14,118,000    5.0%

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  21.  REGULATORY  MATTERS  (CONTINUED)

                                                                                             TO  BE  WELL
                                                                                       CAPITALIZED  UNDER
                                                                        FOR  CAPITAL   PROMPT  CORRECTIVE
                                                         ACTUAL   ADEQUACY  PURPOSES   ACTION  PROVISIONS
                                            -------------------  -------------------   ------------------
                                                AMOUNT    RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                            -----------  ------  -----------  ------  -----------  ------
          As of December 31, 1999:
            Total Capital
              to Risk Weighted Assets:
                Consolidated                $72,600,000   15.0%  $38,720,000    8.0%      - N/A -
                The Park Avenue Bank        $20,450,000   10.9%  $14,948,000    8.0%  $18,685,000   10.0%

            Tier 1 Capital
              to Risk Weighted Assets:
                Consolidated                $67,563,000   14.0%  $19,304,000    4.0%      - N/A -
                The Park Avenue Bank        $18,419,000    9.9%  $ 7,474,000    4.0%  $11,211,000    6.0%

            Tier 1 Capital
              to Average Assets:
                Consolidated                $67,563,000   11.8%  $22,903,000    4.0%      - N/A -
                The Park Avenue Bank        $18,419,000    7.6%  $ 9,654,000    4.0%  $12,068,000    5.0%


NOTE  22.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

     CASH, DUE FROM BANKS, INTEREST BEARING DEPOSITS, AND FEDERAL FUNDS SOLD
          The carrying amounts of cash, due from banks, interest-bearing deposits in other banks, and Federal funds sold approximate their fair value.


     INVESTMENT  SECURITIES
          Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

     LOANS
          For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or underlying collateral values.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  22.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)

     DEPOSITS
          The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using interest rates currently being offered on certificates.

     FEDERAL  FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
          The carrying amounts of Federal funds purchased and securities sold under agreements to repurchase approximate their fair value.

     ADVANCES  FROM  THE  FHLB  AND  OTHER  BORROWINGS
          For variable-rate borrowings that reprice frequently, fair values are based on carrying values. For fixed-rate borrowings, the fair values are estimated using discounted cash flow models, using interest rates currently being offered for borrowings with similar terms.

     OFF-BALANCE  SHEET  INSTRUMENTS
          Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

     The approximate carrying value and estimated fair value of the Company's financial instruments as of December 31, 2000 and 1999 are summarized below. All amounts have been rounded to the nearest thousand.

                                                                      2000                        1999
                                                --------------------------  --------------------------
                                                    CARRYING          FAIR      CARRYING          FAIR
                                                      AMOUNT         VALUE        AMOUNT         VALUE
                                                ------------  ------------  ------------  ------------
          Cash and due from banks, interest-
            bearing deposits with other banks,
            and Federal funds sold              $ 86,526,000  $ 86,526,000  $ 64,645,000  $ 64,645,000
          Investment securities                   84,925,000    84,925,000    78,926,000    78,926,000
          Loans, net                             572,552,000   566,383,000   489,380,000   486,121,000
          Deposits                               637,180,000   638,990,000   516,204,000   517,331,000
          Federal funds purchased and
            securities sold under agreements
            to repurchase                         12,166,000    12,166,000    13,828,000    13,828,000
          Advances from the FHLB                  58,701,000    58,127,000    60,112,000    59,015,000
          Other borrowings                         7,667,000     7,667,000             -             -

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 23. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY)

     The  condensed  financial  statements  for  PAB  Bankshares,  Inc. follows.

                              PAB BANKSHARES, INC.
                       CONDENDSED STATEMENTS OF CONDITION
                           DECEMBER 31, 2000 AND 1999


                                                           2000         1999
                                                        -----------  -----------
Assets:
      Cash on deposit with subsidiary banks             $ 6,503,960  $13,050,358
      Investment securities                                 349,945      349,945
      Investment in subsidiaries                         66,470,737   54,700,646
      Premises and equipment                              4,309,587    1,232,783
      Other assets                                        2,607,148    1,625,800
                                                        -----------  -----------
            Total assets                                $80,241,377  $70,959,532
                                                        ===========  ===========

Liabilities and stockholders' equity:
      Other borrowings                                  $ 7,667,280  $         -
      Dividends payable                                   1,045,214      976,337
      Other liabilities                                     748,403      371,935
                                                        -----------  -----------
            Total liabilities                             9,460,897    1,348,272
                                                        -----------  -----------

      Stockholders' equity                               70,780,480   69,611,260
                                                        -----------  -----------

            Total liabilities and stockholders' equity  $80,241,377  $70,959,532
                                                        ===========  ===========


                                       PAB BANKSHARES, INC.
                                 CONDENDSED STATEMENTS OF INCOME
                          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                             2000          1999        1998
                                                                       -----------  ------------  ------------
Income:
      Dividends from subsidiaries                                      $ 4,930,706  $ 13,844,725   $ 7,883,342
      Interest income                                                      103,820        14,132        10,224
      Management and service fees                                        1,279,967     1,256,033       976,459
      Other income                                                          92,504        36,032        11,183
                                                                       -----------  ------------  ------------
            Total income                                                 6,406,997    15,150,922     8,881,208
                                                                       -----------  ------------  ------------

Expenses                                                                 4,800,038     3,131,068     2,925,795
                                                                       -----------  ------------  ------------
            Income before income tax benefit and equity in
              undistributed earnings (distributions in excess
              of earnings) of subsidiaries                               1,606,959    12,019,854     5,955,413
Income tax benefit                                                       1,258,615       680,336       733,975
                                                                       -----------  ------------  ------------
            Income before equity in undistributed earnings
              (distributions in excess of earnings) of
               subsidiaries                                              2,865,574    12,700,190     6,689,388
Equity in undistributed earnings (distributions in excess
      of earnings) of subsidiaries                                       2,861,023    (4,007,314)    1,297,414
                                                                       -----------  ------------  ------------
Net income                                                             $ 5,726,597  $  8,692,876   $ 7,986,802
                                                                       ===========  ============  ============

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 23. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (CONTINUED) (PARENT COMPANY ONLY)

                                       PAB BANKSHARES, INC.
                               CONDENDSED STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                      2000          1999          1998
                                                                  ------------  ------------  ------------
       Cash flows from operating activities:
          Net income                                              $ 5,726,597   $ 8,692,876   $ 7,986,802
          Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation and amortization                             422,579       267,321       245,021
            Deferred tax provision                                     78,065        (9,150)        6,539
            Gain on disposal of assets                                 (3,634)            -        (6,932)
            Distributions in excess of earnings (undistributed
              earnings) of subsidiaries                            (2,861,023)    4,007,314    (1,297,414)
            Increase in cash value of life insurance                  (66,159)       (7,988)       (2,181)
            Net change in other assets and liabilities               (764,398)      125,442      (394,048)
                                                                  ------------  ------------  ------------
                Net cash provided by operating activities           2,532,027    13,075,815     6,537,787
                                                                  ------------  ------------  ------------

        Cash flows from investing activities:
          Purchase of securities available for sale                         -      (349,945)            -
          Purchase of premises and equipment                       (3,501,165)     (924,171)     (733,914)
          Proceeds from disposal of assets                              9,494             -        17,600
          Investment in subsidiary                                    (50,000)      (50,000)            -
                                                                  ------------  ------------  ------------
               Net cash used in investing activities               (3,541,671)   (1,324,116)     (716,314)
                                                                  ------------  ------------  ------------

        Cash flows from financing activities:
          Repayment of notes payable                                        -             -    (2,184,000)
          Dividends paid                                           (4,054,117)   (3,025,131)   (2,141,687)
          Proceeds from issuance of stock                              29,515        26,932       340,712
          Acquisition of stock under the stock repurchase plan     (1,512,152)            -             -
                                                                  ------------  ------------  ------------
                Net cash used in financing activities              (5,536,754)   (2,998,199)   (3,984,975)
                                                                  ------------  ------------  ------------

          Net increase (decrease) in cash                          (6,546,398)    8,753,500     1,836,498

          Cash at beginning of year                                13,050,358     4,296,858     2,460,360
                                                                  ------------  ------------  ------------

          Cash at end of year                                     $ 6,503,960   $13,050,358   $ 4,296,858
                                                                  ============  ============  ============


NOTE  24.  SUBSEQUENT  EVENTS

     In January 2001, the Board of Directors authorized management to buy back and cancel an additional 125,000 shares of the Company's common stock over the next twelve-month period under the Company's stock repurchase plan (Note 18.)

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE

There  has  been  no  occurrence  requiring  a  response  to  this  Item.



PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information appearing under the headings "Proposal One: Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement (the "2001 Proxy Statement") relating to the annual meeting of shareholders of PAB, is incorporated herein by reference.


ITEM  11.  EXECUTIVE  COMPENSATION

The information appearing under the heading "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
            AND  MANAGEMENT

The information appearing under the heading "Principal Shareholders" in the 2001 Proxy Statement is incorporated herein by reference.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information appearing under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the 2001 Proxy Statement is incorporated herein by reference.



PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND
            REPORTS  ON  FORM  8-K

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

       2.  FINANCIAL  STATEMENT  SCHEDULES.

               All schedules have been omitted as the required information is not applicable.

       3.  EXHIBITS.

Exhibit No.     Description
-----------     -----------

2.1 Agreement and Plan of Merger, dated as of June 3, 1999, by and between Baxley Federal Savings Bank and the Registrant, and joined into as of November 2, 1999 by PAB Interim Association No. 1 (incorporated by reference to Exhibit 2(a) to the Registrant's Registration Statement No. 333-83907 on Form S-4 (No. 333-83907) filed with the Commission on July 28, 1999).

2.2 Agreement and Plan of Merger, dated as of September 15, 2000, by and between Friendship Community Bank and the Registrant, and joined into by FCB Interim Bank.

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-4 (No. 333-83907) filed with the Commission on October 14,
          1999).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-8 (No. 333-74819) filed with the Commission on March 22, 1999).

10.1 Form of Employment Agreement with Schedule of Parties and Terms (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.2.1 PAB Bankshares, Inc. First Amendment to First Restated and Amended Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Exhibit 28.2 to the Registrant's Registration Statement on Form S-3 (No. 33-74080) filed with the Commission on April 8,
          1997).

10.2.2 PAB Bankshares, Inc. Third Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Exhibit 28.1 to the Registrant's Registration Statement on Form S-3 (No. 33-74080) filed with the Commission on September 1, 1998).

10.3 PAB Bankshares, Inc. 1994 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.4 PAB Bankshares, Inc. 1994 Directors Deferred Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.5      Form  of  Executive  Salary  Continuation  Agreement,  with  attached
          Schedule of Terms (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.6 PAB Bankshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (No. 333-89527) filed with the Commission on March 22, 1999).

21.1      Subsidiaries  of  the  Registrant.

23.1      Consent  of  Stewart,  Fowler  &  Stalvey,  P.C.

23.2      Consent  of  Osburn,  Henning  and  Company.

     (b)  REPORTS  ON  FORM  8-K.

          None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PAB  BANKSHARES,  INC.

Date:  March 26, 2001
                                    By:  /s/  R.  Bradford  Burnette
                                         ---------------------------
                                         R.  Bradford  Burnette,
                                         Chairman and Chief Executive Officer

Signature                   Title                     Date
--------------------------  ------------------------  --------------

/s/ R. Bradford Burnette    Director, Chairman        March 26, 2001
--------------------------
R. Bradford Burnette        Chief Executive Officer

                            Director                  March 26, 2001
--------------------------
Walter W. Carroll, II

/s/ William S. Cowart       Director                  March 26, 2001
--------------------------
William S. Cowart

                            Director                  March 26, 2001
--------------------------
James L. Dewar, Sr.

/s/ James L. Dewar, Jr.     Director                  March 26, 2001
--------------------------
James L. Dewar, Jr.

/s/ Tracy A. Dixon          Director                  March 26, 2001
--------------------------
Tracy A. Dixon

/s/ Bill J. Jones           Director                  March 26, 2001
--------------------------
Bill J. Jones

/s/ Thompson Kurrie, Jr.    Director                  March 26, 2001
--------------------------
Thompson Kurrie, Jr.

/s/ James B. Lanier, Jr.    Director                  March 26, 2001
--------------------------
James B. Lanier, Jr.

/s/ Kennith D. McLeod       Director                  March 26, 2001
--------------------------
Kennith D. McLeod

/s/ Paul E. Parker          Director                  March 26, 2001
--------------------------
Paul E. Parker

/s/ Ferrell Scruggs, Sr.    Director                  March 26, 2001
--------------------------
Ferrell Scruggs, Sr.

/s/ D. Ramsay Simmons, Jr.  Director                  March 26, 2001
--------------------------
D. Ramsay Simmons, Jr.

/s/ John M. Simmons         Director                  March 26, 2001
--------------------------
John M. Simmons

/s/ Joe P. Singletary, Jr.  Director                  March 26, 2001
--------------------------
Joe P. Singletary, Jr.

/s/ Alvin R. Tuten, Jr.     Director                  March 26, 2001
--------------------------
Alvin R. Tuten, Jr.

/s/ C. Larry Wilkinson      Director, Executive Vice  March 26, 2001
--------------------------
C. Larry Wilkinson          President

/s/ Michael E. Ricketson    Executive Vice President  March 26, 2001
--------------------------
Michael E. Ricketson        Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.    Description
-----------    -----------

2.2 Agreement and Plan of Merger, dated as of September 15, 2000, by and between Friendship Community Bank and the Registrant, and joined into by FCB Interim Bank.

21.1           Subsidiaries  of  the  Registrant.

23.1           Consent  of  Stewart,  Fowler  &  Stalvey,  P.C.

23.2           Consent  of  Osburn,  Henning  and  Company.