Form 10-Q
period 2001-03-31
PAB BANKSHARES INC
filed 2001-05-15
CIK 705200

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2001 - Commission File Number 0-25422
                                  _____________

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

The number of shares outstanding of the registrant's common stock at March 31, 2001 was 9,496,563 shares.

================================================================================

                                TABLE OF CONTENTS
                                -----------------


                                                                          Page
                                                                          ----
PART I      FINANCIAL INFORMATION
----------  ---------------------

  Item 1.   Consolidated Financial Statements (Unaudited)
              Statements of Condition                                        3
              Statements of Income                                           4
              Statements of Comprehensive Income                             5
              Statements of Cash Flows                                       6
              Notes to Consolidated Financial Statements                     7
  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      9
  Item 3.   Qualitative and Quantitative Disclosures About Market Risk      13

PART II     OTHER INFORMATION
----------  -----------------
  Item 1.   Legal Proceedings                                               14
  Item 2.   Changes in Securities and Use of Proceeds                       14
  Item 3.   Defaults Upon Senior Securities                                 14
  Item 4.   Submissions of Matters to a Vote of Security Holders            14
  Item 5.   Other Information                                               14
  Item 6.   Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                  15

PART  I.  FINANCIAL  INFORMATION

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

---------------------------------------------------------------------------------------------

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2001            2000
                                                                -------------  --------------
                                                                 (UNAUDITED)
ASSETS
  Cash and due from banks                                       $ 28,598,620   $  29,697,335
  Interest-bearing deposits in other banks                        17,467,185      13,414,020
  Federal funds sold                                              83,261,000      43,415,000
  Investment securities                                           91,598,586      84,924,830

  Loans                                                          590,608,195     580,736,533
  Allowance for loan losses                                       (8,300,276)     (8,184,641)
                                                                -------------  --------------
        Net loans                                                582,307,919     572,551,892
                                                                -------------  --------------

  Premises and equipment                                          22,804,755      22,380,725
  Goodwill and other intangible assets                             6,305,774       6,450,742
  Investment in unconsolidated subsidiary                            199,752          57,639
  Cash value of bank-owned life insurance policies                 9,129,920       9,041,355
  Foreclosed assets                                                  561,653         566,518
  Other assets                                                    10,421,844      12,406,513
                                                                -------------  --------------

        Total assets                                            $852,657,008   $ 794,906,569
                                                                =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                         $ 74,988,224   $  70,679,023
    Interest-bearing                                             619,811,266     566,500,715
                                                                -------------  --------------
        Total deposits                                           694,799,490     637,179,738
                                                                -------------  --------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                      12,425,470      12,165,591
  Advances from the Federal Home Loan Bank                        59,139,337      58,701,282
  Other borrowings                                                 7,667,280       7,667,280
  Other liabilities                                                6,765,900       8,412,198
                                                                -------------  --------------
        Total liabilities                                        780,797,477     724,126,089
                                                                -------------  --------------

  Stockholders' equity:
    Preferred stock, no par value, 1,500,000 shares authorized,
      no shares issued                                                     -               -
    Common stock, no par value, 98,500,000 shares authorized,
      9,496,563 and 9,501,947 shares issued                        1,217,065       1,217,065
    Additional paid-in capital                                    29,696,083      29,754,284
    Retained earnings                                             39,574,981      38,939,722
    Accumulated other comprehensive income                         1,371,402         869,409
                                                                -------------  --------------
        Total stockholders' equity                                71,859,531      70,780,480
                                                                -------------  --------------

        Total liabilities and stockholders' equity              $852,657,008   $ 794,906,569
                                                                =============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                        PAB BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                     (UNAUDITED)

-------------------------------------------------------------------------------------

                                                               2001          2000
                                                           ------------  ------------
INTEREST INCOME
  Interest and fees on loans                               $13,825,026   $11,941,149
  Interest and dividends on investment securities:
    Taxable                                                  1,187,416     1,048,937
    Nontaxable                                                  50,332        61,414
  Other interest income                                      1,296,334       421,430
                                                           ------------  ------------
        Total interest income                               16,359,108    13,472,930
                                                           ------------  ------------

INTEREST EXPENSE
  Interest on deposits                                       8,187,226     5,235,081
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                             146,167       137,501
  Interest on Federal Home Loan Bank advances                  942,416       850,470
  Interest on other borrowings                                 136,295             -
                                                           ------------  ------------
        Total interest expense                               9,412,104     6,223,052
                                                           ------------  ------------

        Net interest income                                  6,947,004     7,249,878

Provision for loan losses                                      279,667       391,437
                                                           ------------  ------------
        Net interest income after provision for loan losses  6,667,337     6,858,441
                                                           ------------  ------------

OTHER INCOME
  Service charges on deposit accounts                        1,252,531       913,260
  Other fee income                                             351,067       124,382
  Securities transactions, net                                    (714)       (5,879)
  Equity in earnings of unconsolidated subsidiary              142,113       139,208
  Other noninterest income                                     166,553       168,048
                                                           ------------  ------------
        Total other income                                   1,911,550     1,339,019
                                                           ------------  ------------

OTHER EXPENSES
  Salaries and employee benefits                             3,398,896     2,731,699
  Occupancy expense of premises                                386,923       289,451
  Furniture and equipment expense                              623,605       402,661
  Amortization of goodwill and other intangibles               144,968        89,167
  Other noninterest expense                                  1,623,847     1,522,458
                                                           ------------  ------------
        Total other expenses                                 6,178,239     5,035,436
                                                           ------------  ------------

        Income before income tax expense                     2,400,648     3,162,024
Income tax expense                                             720,767     1,037,635
                                                           ------------  ------------

        Net income                                         $ 1,679,881   $ 2,124,389
                                                           ============  ============

Earnings per common share:
  Basic                                                    $      0.18   $      0.22
                                                           ============  ============
  Diluted                                                  $      0.18   $      0.22
                                                           ============  ============

Weighted-average shares outstanding:
  Basic                                                      9,497,879     9,574,465
                                                           ============  ============
  Diluted                                                    9,564,562     9,674,809
                                                           ============  ============

Dividends declared per share                               $      0.11   $     0.105
                                                           ============  ============

See  accompanying  notes  to  consolidated  financial  statements.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

-----------------------------------------------------------------------------------

                                                               2001        2000
                                                            ----------  -----------
Net income                                                  $1,679,881  $2,124,389

Other comprehensive income (loss):
  Unrealized holding gains (losses) arising during
    the period, net of tax of $258,360 and ($172,619)          501,522    (285,257)
  Reclassification adjustment for losses
    included in net income, net of tax of $243 and $2,219          471       3,660
                                                            ----------  -----------
                                                               501,993    (281,597)
                                                            ----------  -----------

        Comprehensive income                                $2,181,874  $1,842,792
                                                            ==========  ===========

See  accompanying  notes  to  consolidated  financial  statements.

                             PAB BANKSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                          (UNAUDITED)

-----------------------------------------------------------------------------------------------

                                                                       2001           2000
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  1,679,881   $  2,124,389
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net                       684,776        472,650
    Provision for loan losses                                           279,667        391,437
    Net realized  loss on securities transactions                           714          5,879
    Net gain on disposal of assets                                      (16,007)        (8,048)
    Equity in earnings of unconsolidated subsidiary                    (142,113)      (139,208)
    Increase in cash value of bank-owned life insurance                 (88,565)       (34,170)
    Net decrease in accrued interest receivable, prepaid
      expenses and other assets                                       1,400,337         81,193
    Net decrease in accrued interest payable, accrued
      expenses and other liabilities                                 (1,946,004)      (725,123)
                                                                   -------------  -------------
        Net cash provided by operating activities                     1,852,686      2,168,999
                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits in other banks    (4,053,165)        13,346
  (Increase) decrease in Federal funds sold                         (39,846,000)    12,655,000
  Activities on securities available for sale:
    Purchases                                                       (16,574,391)      (160,084)
    Proceeds from sales and calls                                     4,070,900        558,200
    Proceeds from maturities and paydowns                             6,611,698      2,551,423
  Net increase in loans                                             (10,058,912)   (27,036,255)
  Purchase of premises and equipment                                   (944,860)    (1,306,801)
  Proceeds from disposal of assets                                      629,058         32,557

  Proceeds from life insurance benefits                                       -        790,907
                                                                   -------------  -------------
        Net cash used in investing activities                       (60,165,672)   (11,901,707)
                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                           57,619,752     10,132,778
  Net increase (decrease) in Federal funds purchased
    and securities sold under repurchase agreements                     259,879     (2,569,464)
  Advances from the Federal Home Loan Bank                              700,000     23,700,000
  Payments on Federal Home Loan Bank advances                          (261,945)   (31,662,186)
  Dividends paid                                                     (1,045,214)    (1,049,957)
  Proceeds from the exercise of stock options                                 -          4,989
  Acquisition of stock under stock repurchase plans                     (58,201)    (1,049,835)
                                                                   -------------  -------------
        Net cash provided by (used in) financing activities          57,214,271     (2,493,675)
                                                                   -------------  -------------

        Net decrease in cash and due from banks                      (1,098,715)   (12,226,383)
Cash and due from banks at beginning of period                       29,697,335     31,524,206
                                                                   -------------  -------------

Cash and due from banks at end of period                           $ 28,598,620   $ 19,297,823
                                                                   =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $  9,011,999   $  6,183,792
                                                                   =============  =============
    Taxes                                                          $    236,444   $    899,588
                                                                   =============  =============

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Increase (decrease) in unrealized gains on
    securities available for sale                                  $    802,291   $   (411,115)
                                                                   =============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1.  NATURE  OF  BUSINESS

     PAB Bankshares, Inc. (the "Company") is a multi-bank holding company whose business is conducted by its six subsidiary banks (the "Banks") and an investment advisory services subsidiary called PAB Financial Services, LLC ("PAB Financial"). Through the Banks, the Company offers a broad range of commercial and consumer banking products and services to customers located in the market areas served by the Banks. At March 31, 2001, the Company had a market presence across southern Georgia, south-metro Atlanta, and central Florida. Through PAB Financial, the Banks are able to offer brokerage and investment services to their customers. The Company and the Banks are subject to the regulations of certain Federal and state agencies and are periodically examined by those regulatory agencies.


NOTE  2.  BASIS  OF  PRESENTATION

     The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

     The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Certain items in the consolidated financial statements as of and for the three months ended March 31, 2000 have been reclassified, with no net effect on total assets, total stockholders' equity, or net income, in order to be consistent with the classifications adopted with the current year presentation.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  3.  STOCKHOLDERS'  EQUITY

     On February 28, 2001, the Company declared a quarterly cash dividend of $0.11 per share payable to shareholders of record as of March 31, 2001. The dividends were paid on April 16, 2001.

     During the three months ended March 31, 2001, the Company acquired and cancelled 5,384 shares of common stock for a total of $58,201 to complete a stock repurchase plan approved by the Board of Directors on March 20, 2000. On January 29, 2001, the Board approved a plan to repurchase and cancel another 125,000 shares of the Company's common stock. Through March 31, 2001, no shares had been repurchased under the new plan.


NOTE  4.  EARNINGS  PER  SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000:

                                                   2001        2000
                                                ----------  ----------

  Basic earnings per share:
    Net income                                  $1,679,881  $2,124,389
                                                ----------  ----------

    Weighted average common shares outstanding   9,497,879   9,574,465
                                                ----------  ----------

      Earnings per common share                 $     0.18  $     0.22
                                                ==========  ==========

  Diluted earnings per share:
    Net income                                  $1,679,881  $2,124,389
                                                ----------  ----------

    Weighted average common shares outstanding   9,497,879   9,574,465
    Effect of dilutive stock options                66,683     100,344
                                                ----------  ----------
      Weighted average diluted common
        shares outstanding                       9,564,562   9,674,809
                                                ----------  ----------

      Earnings per common share                 $     0.18  $     0.22
                                                ==========  ==========

NOTE  5.  RECENT  ACCOUNTING  DEVELOPMENTS

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The provisions of SFAS No. 133 did not have a material impact on the Company's earnings or financial position upon adoption.

CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as oral statements made by PAB Bankshares, Inc. (the "Company") or the officers, directors, or employees of the Company may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our strategies and other statements that are not historical facts. When or if we use in this Quarterly Report words like "anticipate," "believe," "expect," "estimate" and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly;
(2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Company is engaged;
(5) costs or difficulties related to the integration of the businesses of the Company and its merger partners may be greater than expected; (6) expected cost savings associated with mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; and (9) adverse changes may occur in the bond and equity markets. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

FINANCIAL  CONDITION

During the three months ended March 31, 2001, total assets grew $57.8 million, or 7.3%. This growth was primarily the result of the Company's expansion into new markets during the fourth quarter of 2000. Total deposits increased $57.6 million, or 9.0%, during the quarter. The majority of this deposit growth was in time deposits. Loan demand, which began to slow during the fourth quarter of 2000, continued to trail the pace of deposit growth through the first quarter of 2001. The net increase in loans was $9.9 million, or 1.7%, during the quarter. Management attributes the drop in new loan growth to a slower economy and an increase in refinancing requests after a 150 basis point interest rate reduction during the period. The excess funds from the deposit growth were invested in medium-term securities and in overnight Fed funds. The securities portfolio increased $6.7 million, or 7.9%, and Fed funds sold increased $39.8 million, or 91.8%.

RESULTS  OF  OPERATIONS

Net income for the three months ended March 31, 2001 was $1,680,000, or $0.18 per diluted shared, as compared to $2,124,000, or $0.22 per diluted share, during the same period in 2000. The decrease in net income is the result of the following:

     Net  interest  income  decreased  $303,000.
     Provision  for  loan  losses  decreased  $112,000.
     Other  income  increased  $572,000.
     Other  expenses  increased  $1,142,000.
     Income  tax  expense  decreased  $317,000.

The  reasons  for  these  changes  are  discussed  in  more  detail  below.

Net  Interest  Income
---------------------
For the three months ended March 31, 2001, net interest income on a taxable-equivalent basis was $6,973,000, a 4.2% decrease compared to the same period in 2000. Total interest income on a taxable-equivalent basis was $16,385,000, a 21.3% increase compared to the same period in 2000. The increase in interest income was due primarily to an increase in earning assets. Total interest expense was $9,412,000, a 51.2% increase compared to the same period in 2000. The increase in interest expense was due primarily to an increase in interest-bearing liabilities. However, $1,054,000 of the increase in interest expense can be attributed to an increase in the average interest rate paid on those liabilities.

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

For  the  Three  Months  Ended  March  31,                 2001  vs.  2000
----------------------------------------------------------------------------------
                                                        Increase  Changes Due To
                                                                 -----------------
                                                       (Decrease)  Rate    Volume
----------------------------------------------------------------------------------
                                                         (Dollars In Thousands)
Increase (decrease) in:
  Income from earning assets:
    Loans                                              $ 1,884   $  112   $ 1,772
    Taxable securities                                     139       17       122
    Nontaxable securities                                  (17)      (6)      (11)
    Other short-term investments                           875      (65)      940
----------------------------------------------------------------------------------
      Total interest income                              2,881       58     2,823
----------------------------------------------------------------------------------

  Expense from interest-bearing liabilities:
    Demand deposits                                        120       71        49
    Savings deposits                                         5      (19)       24
    Time deposits                                        2,827      982     1,845
    FHLB advances                                           92       10        82
    Notes payable                                          136        -       136
    Other short-term borrowings                              9       10        (1)
----------------------------------------------------------------------------------
      Total interest expense                             3,189    1,054     2,135
----------------------------------------------------------------------------------

      Net interest income                              $  (308)  $ (996)  $   688
==================================================================================

For the three months ended March 31, 2001, the net interest margin was 3.73%, a 106 basis point decrease from the net interest margin for the same period in 2000. The growth in time deposits and FHLB borrowings during the second and third quarters of 2000 essentially locked in the Company's cost of funds for the next twelve to eighteen months at rates 125 to 150 basis points higher than current market conditions. Meanwhile, much of the Company's loan and investment portfolios have repriced at the lower rates. The slower loan growth has also forced the Company to invest its excess funds from the deposit growth in lower yielding Fed funds. Management anticipates the majority of its higher rate time deposits will have either repriced or rolled off by the fourth quarter of 2001.

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2001 and 2000. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,                    2001                           2000
----------------------------------------  -------------------------------  ---------------------------
                                                      Interest   Average             Interest  Average
                                          Average     Income/    Yield/    Average   Income/   Yield/
                                          Balance     Expense     Rate     Balance   Expense    Rate
---------------------------------------  ----------  ---------  ---------  --------  --------  -------
                                                               (Dollars In Thousands)

Interest-earning assets:
  Loans                                  $ 581,443   $ 13,825       9.64%  $505,759  $ 11,941    9.50%
  Investment securities:
    Taxable                                 80,907      1,188       5.95%    72,391     1,049    5.83%
    Nontaxable                               4,686         76       6.60%     5,339        93    7.01%
  Other short-term investments              91,179      1,297       5.77%    28,053       422    6.04%
                                         ----------  --------              --------  --------
    Total interest-earning assets          758,215     16,386       8.76%   611,542    13,505    8.88%
                                         ----------  --------              --------  --------

Interest-bearing liabilities:
  Demand deposits                        $ 128,889   $    939       2.95%  $121,557  $    819    2.71%
  Savings deposits                          33,023        204       2.51%    29,425       199    2.71%
  Time deposits                            435,595      7,045       6.56%   302,265     4,218    5.61%
  FHLB advances                             58,842        942       6.50%    53,644       850    6.38%
  Notes payable                              7,667        136       7.21%         -         -
  Other short-term borrowings               12,090        146       4.90%    12,160       137    4.55%
                                         ----------  --------              --------  --------
    Total interest-bearing liabilities     676,106      9,412       5.65%   519,051     6,223    4.82%
                                         ----------  --------              --------  --------

Interest rate spread                                                3.11%                        4.06%
                                                                =========                      =======

Net interest income                                  $  6,974                        $  7,282
                                                     ========                        ========

Net interest margin                                                 3.73%                        4.79%
                                                                =========                      =======


Provision  for  Loan  Losses
----------------------------
For the three months ended March 31, 2001, the provision for loan losses was $280,000, a 28.6% decrease compared to the same period in 2000. The lower provision was primarily the result of the slower loan growth. The provision maintained the ratio of the allowance for loan losses to total loans at 1.41%, the same as of December 31, 2000.

Net charge-offs of $164,000 during the first quarter was a 397% increase compared to the same period in 2000. However, when annualized, this level of charge-offs equates to 0.11% of average loans, which is relatively low by current industry standards.

There was no material change in the status or total volume of the Company's nonperforming loans since December 31, 2001.

Management will continue to monitor and adjust the level of the allowance for loan losses in relation to net charge-offs, as well as the overall level of the allowance for loan losses to loans outstanding and management's assessment of loan losses inherent in the loan portfolio.

Other  Income
-------------
During the three months ended March 31, 2001, total other income was $1,912,000, a 42.8% increase compared to the same period in 2000. Service charges and fees on deposit accounts increased $339,000, or 37.1%. This increase was due to an increase in transaction accounts and the addition of new fee generating products and services available to deposit customers since the first quarter of 2000. Other fee income increased $227,000, or 182.2%. This increase was due primarily to income generated from mortgage originations and brokerage services. Mortgage origination fees increase $69,000, or 97.1%, due to an increased volume in mortgage originations and refinancings. Brokerage income generated through PAB Financial was $46,000 during the first quarter of 2001. PAB Financial began operations in December 1999 and did not generate any fee income until the second quarter of 2000.

Other  Expenses
---------------
During the three months ended March 31, 2001, total other expense was $6,178,000, a 24.1% increase compared to the same period in 2000. This increase in costs is, however, in line with the Company's growth since the first quarter of 2000. For example, as a percentage of average assets, total other expense during the first quarter of 2001 was 0.75% compared to 0.76% during the same period in 2000. Salaries and employee benefits increased $667,000, or 24.4%, compared to the first quarter last year. This increase corresponds with a 17.2% increase in the number of full-time equivalent employees from 261 at March 31, 2000 to 306 at March 31, 2001. Occupancy expense and furniture and equipment expense combined increased $318,000, or 46.0%, compared to the first quarter last year. These costs as a percentage of the Company's beginning investment in premises and equipment during each period, was 4.5% in 2001 and 4.2% in 2000.

Income  Tax  Expense
--------------------
During the three months ended March 31, 2001, income tax expense was $721,000, a 30.5% decrease compared to the same period in 2000. As a percentage of net income before taxes, income tax expense was 30.0% and 32.8% for the first quarters of 2001 and 2000, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity is an important factor in the financial condition of the Company and affects it's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings.

The investment portfolio is one of the Company's sources of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $22 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flow from the investment portfolio. Maturities in the loan portfolio also provide a steady flow of funds. In addition, the Company's liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional advances from the FHLB and an operating line of credit with the Bankers Bank of Atlanta, Georgia. At March 31, 2001, the Company's liquidity ratio was 26.1% and its dependency ratio was 10.0%.

The Company's liquidity from investments is somewhat limited since the Banks have pledged certain investments to secure public deposits, certain borrowing arrangements, and for other purposes. At March 31, 2001, approximately 51% of the Company's investments were pledged as collateral to others.

The Consolidated Financial Statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. At March 31, 2001, the Banks had outstanding commitments to extend credit through open lines of credit of approximately $66,981,000 and outstanding standby letters of credit of approximately $1,084,000.

At March 31, 2001, PAB had outstanding commitments to complete the construction of two bank branch offices, for the installation and training costs of a new loan platform system, and for the conversion of the data processing systems of Friendship Community Bank of Ocala, Florida, a Florida state member bank acquired by the Company in the fourth quarter of 2000. Management plans to fund these expenditures, totaling approximately $1.5 million, with cash provided from operations in 2001. Cash flows from operations were $1.9 million during the three months ended March 31, 2001.

Stockholders'  Equity
---------------------
The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 8.4% at March 31, 2001, compared to 8.9% at December 31, 2000. The Company and the Banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC.

The  following  table summarizes the Company's capital ratios at March 31, 2001.

                                                                          Minimum
                                                                       Regulatory
                                                     March 31, 2001   Requirement
---------------------------------------------------  ---------------  ------------
  Total Capital to Risk Weighted Assets                        12.4%          8.0%
  Tier 1 Capital to Risk Weighted Assets                       11.0%          4.0%
  Tier 1 Capital to Average Assets (Leverage Ratio)             7.9%          4.0%
---------------------------------------------------  ---------------  ------------

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to U.S. dollar interest rate changes and accordingly, it manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. The Company does not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly held pass through securities. Finally, the Company has no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is the Company's policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The
Regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experiences show these deposits more stable over the course of one year. The management adjusted Gap indicates the Company is somewhat asset sensitive in relation to changes in market interest rates. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 150 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. As of March 31, 2001, the simulation model projected net interest income would increase 2.45% if rates gradually rise by 150 basis points over the next twelve months. On the other hand, the model projected net interest income to decrease 1.78% if rates gradually decline by 150 basis points over the next year. The Company's policy states that net interest income cannot change over 5% using this analysis and presently, the Company is within policy guidelines.


     CUMULATIVE  GAP  ANALYSIS

     Regulatory Defined                3-Month   6-Month    1-Year
     --------------------------------  --------  --------  ----------
                                          (Dollars in thousands)

     Rate Sensitive Assets (RSA)       $279,491  $326,512   $417,373
     Rate Sensitive Liabilities (RSL)   255,945   351,719    513,987
     --------------------------------  --------  --------  ----------
     RSA minus RSL (Gap)               $ 23,546  $(25,207)  $(96,614)

     Gap Ratio (RSA/RSL)                   1.09      0.93       0.81


     Management Adjusted                3-Month  6-Month     1-Year
     --------------------------------  --------  --------  ----------
                                          (Dollars in thousands)

     Rate Sensitive Assets (RSA)       $279,491  $326,512   $417,373
     Rate Sensitive Liabilities (RSL)   178,894   290,078    467,756
     --------------------------------  --------  ---------  ---------
     RSA minus RSL (Gap)               $100,597  $ 36,434   $(50,384)

     Gap Ratio (RSA/RSL)                   1.56      1.13       0.89


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.   Exhibits

          Exhibit  No.     Description
          ------------     -----------

             10.7 Loan and Stock Pledge Agreement dated August 31, 2000 between the Company and The Bankers Bank of Atlanta, Georgia.

     b.   Reports  on  Form  8-K

          1. Press Release dated January 2, 2001 Announcing the Completion of Merger with Friendship Community Bank of Ocala, Florida.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PAB  BANKSHARES,  INC.
     ----------------------
     Registrant

     Date:  May 15, 2001          By:     /s/  R.  Bradford  Burnette
            ------------                  ---------------------------
                                          R.  Bradford  Burnette,
                                          Chairman and Chief Executive Officer

     Date:  May 15, 2001          By:     /s/  Michael  E.  Ricketson
            ------------                  ---------------------------
                                          Michael  E.  Ricketson,
                                          Chief Operating and Financial Officer

                                  EXHIBIT INDEX
                                  -------------


     Exhibit  No.   Description
     ------------   -----------

        10.7 Loan and Stock Pledge Agreement dated August 31, 2000 between the Company and The Bankers Bank of Atlanta, Georgia.