Form 10-Q
period 2001-06-30
PAB BANKSHARES INC
filed 2001-08-14
CIK 705200

--------------------------------------------------------------------------------
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2001 - Commission File Number 0-25422
                                  _____________
                              PAB BANKSHARES, INC.
                             (A Georgia Corporation)
                 IRS Employer Identification Number: 58-1473302

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

The number of shares outstanding of the registrant's common stock at June 30, 2001 was 9,503,663 shares.

--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS
                              -------------------


                                                                         Page
                                                                         ----

PART I  FINANCIAL INFORMATION
------  ---------------------
  Item 1.  Consolidated Financial Statements (Unaudited)
             Statements of Condition                                        3
             Statements of Income                                           4
             Statements of Comprehensive Income                             5
             Statements of Cash Flows                                       6
             Notes to Consolidated Financial Statements                     7
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10
  Item 3.  Qualitative and Quantitative Disclosures About Market Risk      16

PART II  OTHER INFORMATION
-------  -----------------
  Item 1.  Legal Proceedings                                               17
  Item 2.  Changes in Securities and Use of Proceeds                       17
  Item 3.  Defaults Upon Senior Securities                                 17
  Item 4.  Submissions of Matters to a Vote of Security Holders            17
  Item 5.  Other Information                                               17
  Item 6.  Exhibits and Reports on Form 8-K                                17

SIGNATURES                                                                 18

PART I  FINANCIAL INFORMATION

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

---------------------------------------------------------------------------------------------

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2001            2000
                                                                -------------  --------------
                                                                 (UNAUDITED)
ASSETS
  Cash and due from banks                                       $ 34,988,991   $  29,697,335
  Interest-bearing deposits in other banks                        15,274,649      13,414,020
  Federal funds sold                                              29,341,000      43,415,000
  Investment securities                                          107,141,059      84,924,830

  Loans                                                          618,334,765     580,736,533
  Allowance for loan losses                                       (8,240,340)     (8,184,641)
                                                                -------------  --------------
      Net loans                                                  610,094,425     572,551,892
                                                                -------------  --------------

  Premises and equipment                                          23,252,339      22,380,725
  Goodwill and other intangible assets                             6,143,911       6,450,742
  Investment in unconsolidated subsidiary                            186,642          57,639
  Cash value of bank-owned life insurance policies                 9,218,484       9,041,355
  Foreclosed assets                                                  576,069         566,518
  Other assets                                                    11,002,672      12,406,513
                                                                -------------  --------------

      Total assets                                              $847,220,241   $ 794,906,569
                                                                =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                         $ 72,816,952   $  70,679,023
    Interest-bearing                                             621,580,275     566,500,715
                                                                -------------  --------------
      Total deposits                                             694,397,227     637,179,738
                                                                -------------  --------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                      12,816,087      12,165,591
  Advances from the Federal Home Loan Bank                        52,415,749      58,701,282
  Other borrowings                                                 7,667,280       7,667,280
  Other liabilities                                                7,068,156       8,412,198
                                                                -------------  --------------
      Total liabilities                                          774,364,499     724,126,089
                                                                -------------  --------------

  Stockholders' equity:
    Preferred stock, no par value, 1,500,000 shares authorized,
      no shares issued                                                     -               -
  Common stock, no par value, 98,500,000 shares authorized,
    9,503,663 and 9,501,947 shares issued                          1,217,065       1,217,065
  Additional paid-in capital                                      29,644,549      29,754,284
  Retained earnings                                               40,368,740      38,939,722
  Accumulated other comprehensive income                           1,625,388         869,409
                                                                -------------  --------------
      Total stockholders' equity                                  72,855,742      70,780,480
                                                                -------------  --------------

      Total liabilities and stockholders' equity                $847,220,241   $ 794,906,569
                                                                =============  ==============

See accompanying notes to consolidated financial statements.

                                        PAB BANKSHARES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)

                                                                  THREE  MONTHS  ENDED          SIX  MONTHS  ENDED
                                                                        JUNE  30,                   JUNE  30,
                                                               --------------------------  --------------------------
                                                                   2001          2000          2001          2000
                                                               ------------  ------------  ------------  ------------

INTEREST INCOME
  Interest and fees on loans                                   $14,117,386   $12,572,240   $27,942,412   $24,581,118
  Interest and dividends on investment securities:
    Taxable                                                      1,465,211     1,039,617     2,652,627     2,088,554
    Nontaxable                                                      46,112        55,472        96,444       116,886
  Other interest income                                            780,799       285,549     2,077,133       706,979
                                                               ------------  ------------  ------------  ------------
        Total interest income                                   16,409,508    13,952,878    32,768,616    27,493,537
                                                               ------------  ------------  ------------  ------------

INTEREST EXPENSE
  Interest on deposits                                           8,351,234     5,520,502    16,538,460    10,755,583
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                                 130,081       181,146       276,248       318,647
  Interest on Federal Home Loan Bank advances                      874,466       867,777     1,816,882     1,718,247
  Interest on other borrowings                                     123,090             -       259,385             -
                                                               ------------  ------------  ------------  ------------
      Total interest expense                                     9,478,871     6,569,425    18,890,975    12,792,477
                                                               ------------  ------------  ------------  ------------

      Net interest income                                        6,930,637     7,383,453    13,877,641    14,701,060

Provision for loan losses                                          301,000       337,000       580,667       728,437
                                                               ------------  ------------  ------------  ------------
      Net interest income after provision for loan losses        6,629,637     7,046,453    13,296,974    13,972,623
                                                               ------------  ------------  ------------  ------------

OTHER INCOME
  Service charges on deposit accounts                            1,473,312       981,677     2,725,843     1,894,937
  Other fee income                                                 378,008       191,433       729,075       315,815
  Securities transactions, net                                         695        (5,177)          (19)      (11,056)
  Equity in earnings of unconsolidated subsidiary                  111,893       186,209       254,006       325,417
  Gain (loss) on disposal of assets                                 (2,010)     (182,216)       13,997      (174,168)
  Other noninterest income                                         483,149       155,114       633,695       315,114
                                                               ------------  ------------  ------------  ------------
      Total other income                                         2,445,047     1,327,040     4,356,597     2,666,059
                                                               ------------  ------------  ------------  ------------

OTHER EXPENSES
  Salaries and employee benefits                                 3,621,658     2,864,083     7,020,554     5,663,511
  Occupancy expense of premises                                    374,093       275,182       761,016       564,633
  Furniture and equipment expense                                  602,087       396,975     1,225,692       799,636
  Amortization of goodwill and other intangibles                    88,340        89,165       233,308       178,332
  Other noninterest expense                                      1,695,822     1,705,344     3,319,669     3,227,802
                                                               ------------  ------------  ------------  ------------
      Total other expenses                                       6,382,000     5,330,749    12,560,239    10,433,914
                                                               ------------  ------------  ------------  ------------

      Income before income tax expense                           2,692,684     3,042,744     5,093,332     6,204,768
Income tax expense                                                 853,515     1,034,401     1,574,282     2,072,036
                                                               ------------  ------------  ------------  ------------

      Net income                                               $ 1,839,169   $ 2,008,343   $ 3,519,050   $ 4,132,732
                                                               ============  ============  ============  ============

Earnings per common share:
  Basic                                                        $      0.19   $      0.21   $      0.37   $      0.43
                                                               ============  ============  ============  ============
  Diluted                                                      $      0.19   $      0.21   $      0.37   $      0.43
                                                               ============  ============  ============  ============

Weighted-average shares outstanding:
  Basic                                                          9,495,459     9,523,417     9,496,662     9,549,379
                                                               ============  ============  ============  ============
  Diluted                                                        9,573,956     9,589,011     9,566,902     9,633,321
                                                               ============  ============  ============  ============

Dividends declared per share                                   $      0.11   $    0.1075   $      0.22   $    0.2125
                                                               ============  ============  ============  ============

See  accompanying  notes  to  consolidated  financial  statements.

                                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (UNAUDITED)

                                                                    THREE  MONTHS  ENDED    SIX  MONTHS  ENDED
                                                                         JUNE  30,              JUNE  30,
                                                                 -----------------------  -----------------------
                                                                    2001         2000        2001        2000
                                                                 -----------  ----------  ----------  -----------
Net income                                                       $1,839,169   $2,008,343  $3,519,050  $4,132,732

Other comprehensive income (loss):
  Unrealized holding gains (losses) arising during
    the period, net of tax (benefit) of $131,145 and $7,180 for
    the quarter and $389,437 and ($139,882) for the year            254,445       13,936     755,966    (271,541)
  Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of $236 and ($1,760) for
    the quarter and ($6) and ($3,759) for the year                     (459)       3,417          13       7,297
                                                                 -----------  ----------  ----------  -----------
                                                                    253,986       17,353     755,979    (264,244)
                                                                 -----------  ----------  ----------  -----------

      Comprehensive income                                       $2,093,155   $2,025,696  $4,275,029  $3,868,488
                                                                 ===========  ==========  ==========  ===========

See  accompanying  notes  to  consolidated  financial  statements.

                              PAB BANKSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                           (UNAUDITED)

                                                                         2001           2000
                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $  3,519,050   $  4,132,732
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net                       1,375,046        943,003
    Provision for loan losses                                             580,667        728,437
    Net realized loss on securities transactions                               19         11,056
    Net (gain) loss on disposal of assets                                 (13,997)       174,168
    Equity in earnings of unconsolidated subsidiary                      (254,006)      (325,417)
    Dividends received from unconsolidated subsidiary                     125,000        125,000
    Net (increase) decrease in accrued interest receivable, prepaid
      expenses and other assets                                           715,903       (641,546)
    Net decrease in accrued interest payable, accrued
      expenses and other liabilities                                   (1,770,405)      (158,629)
                                                                     -------------  -------------
            Net cash provided by operating activities                   4,277,277      4,988,804
                                                                     -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits in other banks      (1,860,629)       802,839
  Decrease in Federal funds sold                                       14,074,000      9,735,000
  Activities on securities available for sale:
    Purchases                                                         (39,693,868)      (662,131)
    Proceeds from sales and calls                                       7,656,962        559,142
    Proceeds from maturities and paydowns                              10,952,346      6,103,597
  Net increase in loans                                               (38,219,888)   (45,266,480)
  Purchase of premises and equipment                                   (1,958,487)    (3,618,080)
  Proceeds from disposal of assets                                        686,102        831,169
  Proceeds from life insurance benefits                                         -        511,031
                                                                     -------------  -------------
      Net cash used in investing activities                           (48,363,462)   (31,003,913)
                                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                             57,217,489     25,203,516
  Net increase in Federal funds purchased and
    securities sold under repurchase agreements                           650,496        436,055
  Advances from the Federal Home Loan Bank                                700,000     20,300,000
  Payments on Federal Home Loan Bank advances                          (6,985,533)   (23,735,595)
  Dividends paid                                                       (2,094,876)    (2,102,619)
  Proceeds from the exercise of stock options                             171,875          4,989
  Acquisition of stock under stock repurchase plans                      (281,610)    (1,347,029)
                                                                     -------------  -------------
      Net cash provided by financing activities                        49,377,841     18,759,317
                                                                     -------------  -------------

       Net increase (decrease) in cash and due from banks               5,291,656     (7,255,792)
Cash and due from banks at beginning of period                         29,697,335     31,524,206
                                                                     -------------  -------------

Cash and due from banks at end of period                             $ 34,988,991   $ 24,268,414
                                                                     =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                         $ 18,072,366   $ 12,660,390
                                                                     =============  =============
    Taxes                                                            $  1,421,444   $  2,606,300
                                                                     =============  =============

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Increase (decrease) in unrealized gains on
    securities available for sale                                    $  1,187,186   $   (399,720)
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

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE  1.  NATURE  OF  BUSINESS

     PAB Bankshares, Inc. ("PAB") is a multi-bank holding company whose business is conducted by its five subsidiary banks (the "Banks") and an investment advisory services subsidiary called PAB Financial Services, LLC ("PAB Financial"). The Banks offer a broad range of commercial and consumer banking products and services to its customers at 17 banking offices located in south Georgia, south-metro Atlanta, and central Florida. Through PAB Financial, the Banks are also able to offer brokerage and investment services to their customers. Both PAB and the Banks are subject to the regulations of certain Federal and state agencies and are periodically examined by those regulatory agencies.

     During the second quarter of 2001, PAB completed the consolidation of its Florida bank charter, Friendship Community Bank of Ocala, Florida, into its lead bank, The Park Avenue Bank of Valdosta, Georgia.


NOTE  2.  BASIS  OF  PRESENTATION

     The accompanying consolidated financial information of PAB is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in PAB's Annual Report on Form 10-K for the year ended December 31, 2000.

     The accounting and reporting policies of PAB conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

     PAB's consolidated financial statements include the accounts of PAB and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Certain items in the consolidated financial statements as of and for the three months and six months ended June 30, 2000 have been reclassified, with no net effect on total assets, total stockholders' equity, or net income, in order to be consistent with the classifications adopted with the current year presentation.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE  3.  STOCKHOLDERS'  EQUITY

     On February 28, 2001, the Board of Directors declared a quarterly cash dividend of $0.11 per share payable to shareholders of record as of March 31, 2001. The dividends were paid on April 16, 2001.

     On May 29, 2001, the Board of Directors declared a quarterly cash dividend of $0.11 per share payable to shareholders of record as of June 30, 2001. The dividends were paid on July 16, 2001.

     During the six months ended June 30, 2001, PAB acquired and cancelled 25,784 shares of common stock for a total cost of $281,610 through two stock repurchase plans approved by the Board of Directors on March 20, 2000 and January 29, 2001. At June 30, 2001, a balance of 104,600 shares was available for repurchase in the 2001 plan.

     During the six months ended June 30, 2001, PAB issued 27,500 shares of common stock for a total of $171,875 upon the exercise of employee stock options.


NOTE  4.  EARNINGS  PER  SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                                              JUNE  30,               JUNE  30,
                                                        ----------------------  ----------------------
                                                           2001        2000        2001        2000
                                                        ----------  ----------  ----------  ----------
          Basic earnings per share:
            Net income                                  $1,839,169  $2,008,343  $3,519,050  $4,132,732
                                                        ----------  ----------  ----------  ----------

            Weighted average common shares outstanding   9,495,459   9,523,417   9,496,662   9,549,379
                                                        ----------  ----------  ----------  ----------

              Earnings per common share                 $     0.19  $     0.21  $     0.37  $     0.43
                                                        ==========  ==========  ==========  ==========

          Diluted earnings per share:
            Net income                                  $1,839,169  $2,008,343  $3,519,050  $4,132,732
                                                        ----------  ----------  ----------  ----------

            Weighted average common shares outstanding   9,495,459   9,523,417   9,496,662   9,549,379
            Effect of dilutive stock options                78,497      65,594      70,240      83,942
                                                        ----------  ----------  ----------  ----------
              Weighted average diluted common
                shares outstanding                       9,573,956   9,589,011   9,566,902   9,633,321
                                                        ----------  ----------  ----------  ----------

              Earnings per common share                 $     0.19  $     0.21  $     0.37  $     0.43
                                                        ==========  ==========  ==========  ==========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  5.  RECENT  ACCOUNTING  DEVELOPMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for business combinations is no longer permitted. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed at least annually for impairment. The straight-line amortization of goodwill on PAB's books will cease upon adoption of Statement No. 142 on January 1, 2002.

     On July 6, 2001, the Federal Financial Institutions Examination Council published its Interagency Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions. On the same date, the Securities and Exchange Commission issued parallel guidance in Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. Both documents provide guidance for financial institutions on the development, documentation, and application of a systematic methodology for determining allowances for loan losses in accordance with generally accepted accounting principles. Management believes that its current methodology for determining its allowance for loan losses is in accordance with this new guidance.

     There were no other recent accounting pronouncements adopted by PAB that management considers to have had a material impact on PAB's financial condition or results of operations.

CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as oral statements made by PAB Bankshares, Inc. ("PAB") or the officers, directors, or employees of PAB may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our strategies and other statements that are not historical facts. When or if we use in this Quarterly Report words like "anticipate," "believe," "expect," "estimate" and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of PAB, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly;
(2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which PAB is engaged; (5) costs or difficulties related to the integration of the businesses of PAB and its merger partners may be greater than expected; (6) expected cost savings associated with mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than PAB; and (9) adverse changes may occur in the bond and equity markets. Many of such factors are beyond PAB's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. PAB disclaims any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
             AND  RESULTS  OF  OPERATION

FINANCIAL  CONDITION

During the second quarter, the Banks began to see a renewed demand for commercial and mortgage loans that had been considered as slow since the latter part of 2000. However, management attributes most of this demand to lower interest rates. In an effort to trim excess liquidity, management eased off its efforts for non-core deposit growth during the quarter and the Banks actually closed the quarter down $0.4 million in total deposits from the prior quarter end. During the quarter, management used the majority of the $57.6 million in deposit growth from the first quarter to fund $27.7 million in net new loan growth, to purchase $15.5 million in net new investments, and to pay off $6.7 million in advances from the Federal Home Loan Bank. This also helped bring PAB's investment in overnight Fed Funds down from $83.2 million at March 31, 2001 to $29.3 million at June 30, 2001.

At June 30, 2001, PAB's total assets were $847.2 million, a 6.6% increase from year end. Total loans were $618.3 million, a 6.4% increase, and total deposits were $694.4 million, a 9.0% increase. The resulting loan-to-deposit ratio at quarter end was at 89.0% compared to a ratio of 91.1% at year end. PAB's investment portfolio was valued at $107.1 million with a net unrealized gain of $2.5 million at quarter end. Total advances from the Federal Home Loan Bank of Atlanta (the "FHLB") were $52.4 million, a 10.7% decrease since year end. Total stockholders' equity of PAB was $72.9 million, or $7.67 per share at quarter end compared to $7.45 per share at year end.

RESULTS  OF  OPERATIONS

For the second quarter of 2001, net income was $1.84 million, or 19 cents per diluted share compared to 21 cents per diluted share in the second quarter of 2000. Net interest income was $6.93 million, a 5.2% decrease compared to the second quarter of 2000. The provision for loan losses was $301,000, a 10.7% decrease. Excluding non-recurring gains and losses, noninterest income was $2.44 million, a 61.6% increase. Noninterest expense was $6.38 million, a 21.3% increase. Income tax expense was $854,000, a 17.5% decrease.

For the year to date, net income was $3.52 million, or 37 cents per diluted share compared to 43 cents per diluted share in 2000. Net interest income was $13.88 million, a 4.7% decrease compared to the same period in 2000. The provision for loan losses was $581,000, 20.3% decrease. Excluding non-recurring gains and losses, noninterest income was $4.34 million, a 52.2% increase. Noninterest expense was $12.56 million, a 22.0% increase. Income tax expense was $1.57 million, a 24.0% decrease.

The  reasons  for  these  changes  are  discussed  in  more  detail  below.

Comparisons with the prior year are affected by the acquisition of Friendship Community Bank of Ocala, Florida in December 2000 using the purchase method of accounting.

Net  Interest  Income
---------------------
For the second quarter of 2001, net interest income (on a taxable-equivalent basis) was $6.95 million, a 5.3% decline compared to the $7.34 million earned during the same period last year. Total interest income (on a taxable-equivalent basis) was $16.43 million, an 18.1% increase compared to the $13.91 million earned in 2000. The increase in interest income was due to an increase of $156.7 million, or 25.1%, in the volume of average earning assets compared to the same period last year. A decline in the average yield earned on those assets offset some of the positive growth. Total interest expense was $9.48 million, a 44.3% increase compared to the $6.57 million paid in 2000. The increase in interest expense is primarily due to an increase of $161.4 million, or 30.4%, in the volume of average interest-bearing liabilities compared to the same period last year.

Overall, the decrease in the net interest income is primarily the result of having an asset sensitive balance sheet during a period of six consecutive cuts in short term interest rates made by the Federal Open Markets Committee. Being asset sensitive in the short term, the Banks' interest-earning assets repriced more frequently than its interest-bearing liabilities, which, for the most part, bear rates fixed prior to the cuts. Management did see a decline in its average cost of funds fall from 5.60% in the fourth quarter of 2000 and 5.65% in the first quarter of 2001 to 5.48% this quarter. Over the next few quarters, management anticipates that the majority of those liabilities will continue to reprice at lower rates.

For the year to date, net interest income (on a taxable-equivalent basis) was $13.93 million, a 4.8% decline compared to the $14.62 million earned during the same period last year. Total interest income (on a taxable-equivalent basis) was $32.82 million, a 19.7% increase, and total interest expense was $18.89 million, a 47.7% increase.

The following tables illustrate the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the later period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Thus, changes that are not solely due to volume have been consistently attributed to rate.

  For  the  Quarter  Ended  June  30,                    2001  vs.  2000
-----------------------------------------------  -------------------------------
                                                  Increase     Changes  Due  To
                                                              ------------------
                                                 (Decrease)     Rate     Volume
-----------------------------------------------  -------------------------------
                                                      (Dollars In Thousands)
  Increase (decrease) in:
    Income from earning assets:
      Loans                                      $    1,616   $  (241)  $ 1,857
      Taxable securities                                426       (13)      439
      Nontaxable securities                             (14)       (2)      (12)
      Other short-term investments                      495      (244)      739
-----------------------------------------------  -----------  --------  --------
        Total interest income                         2,523      (500)    3,023
-----------------------------------------------  -----------  --------  --------
  Expense from interest-bearing liabilities:
      Demand deposits                                   135        40        95
      Savings deposits                                   10       (18)       28
      Time deposits                                   2,686       733     1,953
      FHLB advances                                       7       (31)       38
      Notes payable                                     122         -       122
      Other short-term borrowings                       (51)      (22)      (29)
-----------------------------------------------  -----------  --------  --------
        Total interest expense                        2,909       702     2,207
-----------------------------------------------  -----------  --------  --------
        Net interest income                      $     (386)  $(1,202)  $   816
===============================================  ===========  ========  ========

  For  the  Six  Months  Ended  June  30,                2001  vs.  2000
-----------------------------------------------  -------------------------------
                                                  Increase     Changes  Due  To
                                                              ------------------
                                                 (Decrease)     Rate     Volume
-----------------------------------------------  -------------------------------
                                                      (Dollars In Thousands)
  Increase (decrease) in:
    Income from earning assets:
      Loans                                      $    3,500   $  (136)  $ 3,636
      Taxable securities                                564        13       551
      Nontaxable securities                             (31)       (8)      (23)
      Other short-term investments                    1,370      (326)    1,696
-----------------------------------------------  -----------  --------  --------
        Total interest income                         5,403      (457)    5,860
-----------------------------------------------  -----------  --------  --------
    Expense from interest-bearing liabilities:
      Demand deposits                                   255       103       152
      Savings deposits                                   16       (37)       53
      Time deposits                                   5,512     1,716     3,796
      FHLB advances                                      99       (15)      114
      Notes payable                                     259         -       259
      Other short-term borrowings                       (42)      (10)      (32)
-----------------------------------------------  -----------  --------  --------
        Total interest expense                        6,099     1,757     4,342
-----------------------------------------------  -----------  --------  --------
        Net interest income                      $     (696)  $(2,214)  $ 1,518
===============================================  ===========  ========  ========

The following tables summarize the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

  For the Quarter Ended June 30,                         2001                            2000
-----------------------------------------  ---------  ----------  ---------  --------  --------  ----------
                                                       Interest    Average             Interest    Average
                                            Average     Income/     Yield/    Average   Income/     Yield/
                                            Balance     Expense       Rate    Balance   Expense       Rate
-----------------------------------------  ---------  ----------  ---------  --------  --------  ----------

                                                             (Dollars In Thousands)
  Interest-earning assets:
    Loans                                  $608,354   $  14,117       9.31%  $529,854  $ 12,501      9.49%
    Investment securities:
      Taxable                                98,669       1,465       5.96%    69,412     1,040      6.02%
      Nontaxable                              4,424          70       6.33%     5,143        84      6.57%
    Other short-term investments             68,924         781       4.54%    19,254       286      5.96%
                                           ---------------------             ------------------
      Total interest-earning assets         780,371      16,433       8.45%   623,663    13,911      8.97%
                                           ---------------------             ------------------
  Interest-bearing liabilities:
    Demand deposits                        $135,355   $     974       2.88%  $121,604  $    839      2.77%
    Savings deposits                         34,194         205       2.41%    29,933       195      2.62%
    Time deposits                           448,418       7,172       6.42%   312,686     4,487      5.77%
    FHLB advances                            55,337         875       6.34%    53,036       868      6.58%
    Notes payable                             7,667         122       6.39%         -         -
    Other short-term borrowings              12,222         130       4.27%    14,527       181      5.02%
                                           ---------------------             ------------------
      Total interest-bearing liabilities    693,193       9,478       5.48%   531,786     6,570      4.97%
                                           ---------------------             ------------------

  Interest rate spread                                                2.97%                          4.00%
                                                                  =========                      ==========
  Net interest income                                   $  6,955                       $  7,341
                                                      ==========                       ========
  Net interest margin                                                 3.57%                          4.73%
                                                                  =========                      ==========


  For the Six Months Ended June 30,                      2001                             2000
-----------------------------------------  ---------  ----------  ---------  --------  --------  ----------
                                                       Interest    Average             Interest    Average
                                            Average     Income/     Yield/    Average   Income/     Yield/
                                            Balance     Expense       Rate    Balance   Expense       Rate
-----------------------------------------  ---------  ----------  ---------  --------  --------  ----------
                                                             (Dollars In Thousands)
  Interest-earning assets:
    Loans                                  $594,462   $  27,942       9.48%  $517,305  $ 24,443      9.50%
    Investment securities:
      Taxable                                89,646       2,653       5.97%    70,886     2,089      5.93%
      Nontaxable                              4,554         146       6.47%     5,244       177      6.79%
    Other short-term investments             81,998       2,077       5.11%    24,075       707      5.91%
                                           ---------  ----------             --------  --------
      Total interest-earning assets         770,660      32,818       8.59%   617,510    27,416      8.93%
                                           ---------  ----------             --------  --------
  Interest-bearing liabilities:
    Demand deposits                        $132,238   $   1,912       2.92%  $121,100  $  1,657      2.75%
    Savings deposits                         33,610         409       2.46%    29,591       394      2.68%
    Time deposits                           442,589      14,217       6.48%   307,929     8,705      5.68%
    FHLB advances                            57,080       1,817       6.42%    53,510     1,718      6.46%
    Notes payable                             7,667         259       6.80%         -         -
    Other short-term borrowings              12,281         276       4.54%    13,642       319      4.70%
                                           ---------  ----------             --------  --------
      Total interest-bearing liabilities    685,465      18,890       5.56%   525,772    12,793      4.89%
                                           ---------  ----------             --------  --------

  Interest rate spread                                                3.03%                           4.04%
                                                                  =========                      ==========
  Net interest income                                   $ 13,928                      $  14,623
                                                      ==========                       ========
  Net interest margin                                                 3.64%                           4.76%
                                                                  =========                      ==========

Provision  for  Loan  Losses
----------------------------
Management continues to monitor and adjust the level of the allowance for loan losses in relation to net charge-offs, as well as the overall level of the allowance for loan losses to loans outstanding and management's assessment of loan losses inherent in the loan portfolio. Management adjusts the level of the allowance for loan losses as needed through the provision. Although the provision for the year to date is $148,000 less than last year, the provision made for the year to date does cover 112.7% of the $515,000 in net charge-offs for the year.

The ratio of the allowance for loan losses to total loans was 1.33% at quarter end, compared to 1.41% at year end. The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

  As of Quarter End (in thousands)                   Jun-2001    Mar-2001    Dec-2000    Sep-2000    Jun-2000
--------------------------------------------------  ----------  ----------  ----------  ----------  ----------
  Loans accounted for on a nonaccrual basis         $   2,014   $   2,624   $   2,430   $   1,971   $   2,397
  Accruing loans which are contractually past due
    90 days or more as to principal or interest
    payments                                            1,647         477         509       1,140         139
  Other impaired loans                                  4,433       4,433       4,433       4,433           -
--------------------------------------------------  ----------  ----------  ----------  ----------  ----------
      Total nonperforming loans                     $   8,094   $   7,534   $   7,372   $   7,544   $   2,536
==================================================  ==========  ==========  ==========  ==========  ==========

  Total nonperforming loans as a percentage of
      total loans                                        1.31%       1.28%       1.27%       1.35%       0.47%
==================================================  ==========  ==========  ==========  ==========  ==========

Other  Income
-------------
During the second quarter of 2001, total other income (excluding nonrecurring gains and losses) was $2.11 million, a 39.4% increase compared to $1.51 million during the same period in 2000.

Service charges and fees on deposit accounts increased $491,000, or 50.0%. This increase was due to an increase in the volume of transaction accounts and the addition of an overdraft privilege product made available to deposit customers in March 2001.

Other fee income increased $187,000, or 97.9%. This increase was due primarily to income generated from mortgage originations and brokerage services. Mortgage origination fees increase $57,000, or 51.4%, due to an increased volume in mortgage originations and refinancings. Brokerage income generated through PAB Financial increased $90,000, or 346.2%. PAB Financial began operations in December 1999 and did not generate any fee income until the second quarter of 2000.

PAB's equity in the earnings of Empire Financial Services, Inc., an unconsolidated subsidiary, decreased $74,000, or 39.8%, due primarily to slower demand for new commercial real estate loans.

Other income increased $328,000, or 211.6%. During the quarter, PAB recognized a $162,000 nonrecurring rebate received from a check printing service and a $173,000 nonrecurring accrual adjustment.

Other  Expenses
---------------
During the second quarter of 2001, total other expense was $6.38 million, a 19.7% increase compared to the same period in 2000. This increase in costs is, however, well in line with the Company's growth. For example, as a percentage of average assets, annualized total other expense during the quarter was 0.80% compared to 1.02% during the same period in 2000.

Salaries and employee benefits increased $758,000, or 26.5%. Over the past twelve months, the number of full-time equivalent employees has increased 12.9% to 316 at quarter end. The ratio of assets per employee improved from $2.45 million at June 30, 2000 to $2.68 million at June 30, 2001.

Occupancy and equipment expense combined increased $304,000, or 45.2%. Additional depreciation expense on new premises and equipment represents $210,000 of the increase. The remainder is the result of additional maintenance costs, taxes, etc. on new properties.

Other operating expense decreased $9,000, or 0.5%. There were no material fluctuations in other operating expenses from quarter to quarter.

Income  Tax  Expense
--------------------
During  the  second  quarter,  income  tax  expense  was 31.7% of pretax income.
Income tax expense was 34.0% of pretax income during the same period in 2000. The decrease in the effective tax rate is primarily the result of the utilization of our REIT structure to maximize state tax savings.

LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity is an important factor in the financial condition of PAB and affects it's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings.

The investment portfolio is one of PAB's primary sources of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $23 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flow from the investment portfolio. Maturities in the loan portfolio also provide a steady flow of funds. In addition, PAB's liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional advances from the FHLB, Fed Funds lines of credit with other regional banks, and an operating line of credit with the Bankers Bank of Atlanta, Georgia. At June 30, 2001, PAB's liquidity ratio was 21.7% and its dependency ratio was 16.4%.

PAB's liquidity from investments is somewhat limited since the Banks have pledged certain investments to secure public deposits, certain borrowing arrangements, and for other purposes. At June 30, 2001, approximately $40.6 million, or 38%, of PAB's investment portfolio was pledged as collateral to others.

The Consolidated Financial Statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. At June 30, 2001, the Banks had outstanding commitments to extend credit through open lines of credit of approximately $68.7 million and outstanding letters of credit of approximately $1.6 million.

At June 30, 2001, PAB had an outstanding commitment to complete the construction of a bank branch office in McDonough, Georgia for approximately $500,000. Management plans to fund this commitment with cash flows provided from operations. Cash flows from operations totaled nearly $4.3 million during the six months ended June 30, 2001.

Stockholders'  Equity
---------------------
PAB maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. PAB's ratio of stockholders' equity to total assets was 8.6% at June 30, 2001, compared to 8.9% at December 31, 2000. Both PAB and the Banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. The following table summarizes PAB's capital ratios at June 30, 2001.

                                                                         Minimum
                                                                      Regulatory
                                                     June 30, 2001   Requirement
---------------------------------------------------  --------------  ------------

  Total Capital to Risk Weighted Assets                       12.0%          8.0%
  Tier 1 Capital to Risk Weighted Assets                      10.6%          4.0%
  Tier 1 Capital to Average Assets (Leverage Ratio)            7.8%          4.0%
---------------------------------------------------  --------------  ------------

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

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

PAB uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 100 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. At June 30, 2001, the simulation model projected net interest income would increase 0.86% if rates gradually rise by 100 basis points over the next twelve months. On the other hand, the model projected net interest income to decrease 0.85% if rates gradually decline by 100 basis points over the next year. PAB's policy states that net interest income cannot change over 5% using this analysis and presently, PAB is within policy guidelines.

     CUMULATIVE GAP ANALYSIS

     Regulatory Defined                 3-Month    6-Month     1-Year
     --------------------------------  ---------  ---------  ----------
                                            (Dollars in thousands)

     Rate Sensitive Assets (RSA)       $295,439   $341,289   $ 459,566
     Rate Sensitive Liabilities (RSL)   300,291    393,960     562,205
     --------------------------------  ---------  ---------  ----------
     RSA minus RSL (Gap)               $ (4,852)  $(52,671)  $(102,639)

     Gap Ratio (RSA/RSL)                   0.98       0.86        0.82

     Management Adjusted                3-Month    6-Month      1-Year
     --------------------------------  ---------  ---------  ----------
                                            (Dollars in thousands)

     Rate Sensitive Assets (RSA)       $295,439   $341,289   $ 459,566
     Rate Sensitive Liabilities (RSL)   161,484    290,016     527,986
     --------------------------------  ---------  ---------  ----------
     RSA minus RSL (Gap)               $133,955   $ 51,273   $ (68,420)

     Gap Ratio (RSA/RSL)                   1.83       1.18        0.87

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the annual meeting of stockholders held on May 30, 2001, the following directors were elected to hold office until the 2004 annual meeting of stockholders and until their successors are dully elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

          Name                     Votes For  Votes Against  Votes Abstained
          -----------------------  ---------  -------------  ---------------

          Bill J. Jones            6,944,126              0            6,751
          James B. Lanier, Jr.     6,944,125              0            6,752
          F. Ferrell Scruggs, Sr.  6,937,055              0           13,823
          D. Ramsay Simmons, Jr.   6,943,999              0            6,879
          John M. Simmons          6,944,000              0            6,878

          The  following  directors  will  continue  in  office:

     R. Bradford Burnette, Walter W. Carroll, II, James L. Dewar, Jr., James L. Dewar, Sr., Thompson Kurrie, Jr., Kennith D. McLeod, Paul E. Parker, and Joe P. Singletary, Jr.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          On May 31, 2001, the Registrant filed a report on Form 8-K under Item 4 to report a change in the Registrant's certifying accountant for fiscal year 2001. The report was amended on June 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PAB  BANKSHARES,  INC.
     ----------------------
     Registrant

          Date:  August  14,  2001     By:  /s/  R.  Bradford  Burnette
                 -----------------          ---------------------------
                                            R.  Bradford  Burnette,
                                            Chairman and Chief Executive Officer

          Date:  August  14,  2001     By:   /s/  Michael  E.  Ricketson
                 -----------------           ---------------------------
                                             Michael  E.  Ricketson,
                                             President,  Chief  Operating  and
                                             Financial  Officer