Form 10-Q
period 2001-09-30
PAB BANKSHARES INC
filed 2001-11-14
CIK 705200

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended September 30, 2001 - Commission File Number
                                    0-25422

                             ----------------------

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

The number of shares outstanding of the registrant's common stock at September 30, 2001 was 9,489,663 shares.


================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART  I   FINANCIAL  INFORMATION
-------   ----------------------
  Item 1.    Consolidated  Financial  Statements  (Unaudited)
               Statements  of  Condition                                       3
               Statements  of  Income                                          4
               Statements  of  Comprehensive  Income                           5
               Statements  of  Cash  Flows                                     6
               Notes  to  Consolidated  Financial  Statements                  7
  Item 2.    Management's Discussion and Analysis of Financial Condition
               and  Results  of  Operations                                   10
  Item 3.    Qualitative and Quantitative Disclosures About Market Risk       16

PART  II  OTHER  INFORMATION
--------  ------------------
  Item 6.    Exhibits  and  Reports  on  Form  8-K                            17

SIGNATURES                                                                    18

PART  I.  FINANCIAL  INFORMATION


                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

-----------------------------------------------------------------------------------------------

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2001             2000
                                                                ---------------  --------------
                                                                 (UNAUDITED)

ASSETS
  Cash and due from banks                                       $   20,875,057   $  29,697,335
  Interest-bearing deposits in other banks                          14,034,736      13,414,020
  Federal funds sold                                                34,378,000      43,415,000
  Investment securities                                            104,916,061      84,924,830

  Loans                                                            644,100,877     580,736,533
  Allowance for loan losses                                         (8,623,957)     (8,184,641)
                                                                ---------------  --------------
          Net loans                                                635,476,920     572,551,892
                                                                ---------------  --------------

  Premises and equipment                                            23,420,828      22,380,725
  Goodwill and other intangible assets                               6,097,111       6,450,742
  Investment in unconsolidated subsidiary                              111,069          57,639
  Cash value of bank-owned life insurance policies                   9,266,636       9,041,355
  Foreclosed assets                                                    525,654         566,518
  Other assets                                                      10,941,088      12,406,513
                                                                ---------------  --------------

          Total assets                                          $  860,043,160   $ 794,906,569
                                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing                                        $   75,771,900   $  70,679,023
     Interest-bearing                                              633,357,979     566,500,715
                                                                ---------------  --------------
          Total deposits                                           709,129,879     637,179,738
                                                                ---------------  --------------

  Federal funds purchased and securities sold under
     agreements to repurchase                                       18,471,353      12,165,591
  Advances from the Federal Home Loan Bank                          43,752,117      58,701,282
  Other borrowings                                                   7,667,280       7,667,280
  Other liabilities                                                  7,481,099       8,412,198
                                                                ---------------  --------------
          Total liabilities                                        786,501,728     724,126,089
                                                                ---------------  --------------

  Stockholders' equity:
     Preferred stock, no par value, 1,500,000 shares authorized,
       no shares issued                                                      -               -
     Common stock, no par value, 98,500,000 shares authorized,
       9,489,663 and 9,501,947 shares issued                         1,217,065       1,217,065
     Additional paid-in capital                                     29,487,009      29,754,284
     Retained earnings                                              40,636,152      38,939,722
     Accumulated other comprehensive income                          2,201,206         869,409
                                                                ---------------  --------------
          Total stockholders' equity                                73,541,432      70,780,480
                                                                ---------------  --------------

          Total liabilities and stockholders' equity            $  860,043,160   $ 794,906,569
                                                                ===============  ==============

See accompanying notes to consolidated financial statements.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

---------------------------------------------------------------------------------------------------------------


                                                              THREE  MONTHS  ENDED       NINE  MONTHS  ENDED
                                                                 SEPTEMBER  30,             SEPTEMBER  30,
                                                           --------------------------  -------------------------
                                                               2001          2000         2001          2000
                                                           ------------  ------------  -----------  ------------
INTEREST INCOME
  Interest and fees on loans                               $13,506,679   $13,088,123   $41,449,091  $37,530,717
  Interest and dividends on investment securities:
    Taxable                                                  1,373,936       953,609     4,026,563    3,042,163
    Nontaxable                                                  47,968        56,541       144,412      173,427
  Other interest income                                        524,990       574,360     2,602,123    1,281,339
                                                           ------------  ------------  -----------  ------------
     Total interest income                                  15,453,573    14,672,633    48,222,189   42,027,646
                                                           ------------  ------------  -----------  ------------

INTEREST EXPENSE
  Interest on deposits                                       7,857,626     6,286,392    24,396,086   17,041,975
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                             154,235       174,694       430,483      493,341
  Interest on Federal Home Loan Bank advances                  757,779     1,083,311     2,574,661    2,801,558
  Interest on other borrowings                                 106,501             -       365,886            -
                                                           ------------  ------------  -----------  ------------
     Total interest expense                                  8,876,141     7,544,397    27,767,116   20,336,874
                                                           ------------  ------------  -----------  ------------

     Net interest income                                     6,577,432     7,128,236    20,455,073   21,690,772

Provision for loan losses                                      487,833       367,000     1,068,500    1,095,437
                                                           ------------  ------------  -----------  ------------
     Net interest income after provision for loan losses     6,089,599     6,761,236    19,386,573   20,595,335
                                                           ------------  ------------  -----------  ------------

OTHER INCOME
  Service charges on deposit accounts                        1,529,559     1,015,173     4,255,402    2,847,694
  Other fee income                                             355,999       301,010     1,085,074      819,003
  Securities transactions, net                                   2,143        (8,610)        2,124      (19,667)
  Equity in earnings of unconsolidated subsidiary              149,425       128,495       403,431      455,341
  Gain (loss) on disposal of assets                             (4,770)         (197)        9,227     (174,365)
  Other noninterest income                                     166,600        82,174       800,295      282,986
                                                           ------------  ------------  -----------  ------------
     Total other income                                      2,198,956     1,518,045     6,555,553    4,210,992
                                                           ------------  ------------  -----------  ------------

OTHER EXPENSES
  Salaries and employee benefits                             3,591,038     2,773,086    10,611,592    8,378,707
  Occupancy expense of premises                                401,252       312,584     1,162,268      877,217
  Furniture and equipment expense                              638,523       372,341     1,864,215    1,171,977
  Amortization of goodwill and other intangibles                88,936        89,880       322,244      269,641
  Other noninterest expense                                  1,731,197     1,385,564     5,050,866    4,558,191
                                                           ------------  ------------  -----------  ------------
     Total other expenses                                    6,450,946     4,933,455    19,011,185   15,255,733
                                                           ------------  ------------  -----------  ------------

     Income before income tax expense                        1,837,609     3,345,826     6,930,941    9,550,594
Income tax expense                                             526,335     1,171,731     2,100,617    3,243,767
                                                           ------------  ------------  -----------  ------------

     Net income                                            $ 1,311,274   $ 2,174,095   $ 4,830,324  $ 6,306,827
                                                           ============  ============  ===========  ============

Earnings per common share:
  Basic                                                    $      0.14   $      0.23   $      0.51  $      0.66
                                                           ============  ============  ===========  ============
  Diluted                                                  $      0.14   $      0.23   $      0.51  $      0.66
                                                           ============  ============  ===========  ============

Weighted-average shares outstanding:
  Basic                                                      9,494,641     9,509,770     9,495,981    9,536,080
                                                           ============  ============  ===========  ============
  Diluted                                                    9,565,999     9,575,208     9,566,468    9,614,228
                                                           ============  ============  ===========  ============

Dividends declared per share                               $      0.11   $      0.11   $      0.33  $      0.32
                                                           ============  ============  ===========  ============

See accompanying notes to consolidated financial statements.

                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (UNAUDITED)

-------------------------------------------------------------------------------------------------------------


                                                                THREE  MONTHS  ENDED     NINE  MONTHS  ENDED
                                                                   SEPTEMBER  30,           SEPTEMBER  30,
                                                              -----------------------  -----------------------
                                                                 2001         2000        2001         2000
                                                              -----------  ----------  -----------  ----------
Net income                                                    $1,311,274   $2,174,095  $4,830,324   $6,306,827

Other comprehensive income:
  Unrealized holding gains arising during
    the period, net of tax of $304,148 and $311,909 for
    the quarter and $735,348 and $173,777 for the year           577,232      534,128   1,333,199      245,881
  Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of ($729) and $2,927 for
    the quarter and ($722) and $6,687 for the year                (1,414)       5,683      (1,402)      12,980
                                                              -----------  ----------  -----------  ----------
                                                                 575,818      539,811   1,331,797      258,861
                                                              -----------  ----------  -----------  ----------
            Comprehensive income                              $1,887,092   $2,713,906  $6,162,121   $6,565,688
                                                              ===========  ==========  ===========  ==========

See accompanying notes to consolidated financial statements.

                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                            (UNAUDITED)

----------------------------------------------------------------------------------------------


                                                                       2001           2000
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  4,830,324   $  6,306,827
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net                     2,033,061      1,381,204
    Provision for loan losses                                         1,068,500      1,095,437
    Net realized (gain) loss on securities transactions                  (2,124)        19,667
    Net (gain) loss on disposal of assets                                (9,227)       174,365
    Equity in earnings of unconsolidated subsidiary                    (403,431)      (455,341)
    Dividends received from unconsolidated subsidiary                   350,000        350,000
    Net (increase) decrease in accrued interest receivable, prepaid
       expenses and other assets                                        384,450     (1,193,735)
    Net increase (decrease) in accrued interest payable, accrued
       expenses and other liabilities                                (1,660,871)     1,029,017
                                                                   -------------  -------------
         Net cash provided by operating activities                    6,590,682      8,707,441
                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing deposits in other banks                 (620,716)      (917,699)
  Increase (decrease) in Federal funds sold                           9,037,000    (16,810,000)
  Activities on securities available for sale:
     Purchases                                                      (50,173,666)    (2,167,444)
     Proceeds from sales and calls                                   14,076,942        559,142
     Proceeds from maturities and paydowns                           18,091,818     10,444,131
  Net increase in loans                                             (64,090,216)   (63,951,576)
  Purchase of premises and equipment                                 (2,669,337)    (4,932,902)
  Proceeds from disposal of assets                                    1,034,497        839,169
  Proceeds from life insurance benefits                                       -        511,031
                                                                   -------------  -------------
         Net cash used in investing activities                      (75,313,678)   (76,426,148)
                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                           71,950,141     63,413,278
  Net increase in Federal funds purchased and
     securities sold under repurchase agreements                      6,305,762      1,541,102
  Advances from the Federal Home Loan Bank                              700,000     27,770,000
  Payments on Federal Home Loan Bank advances                       (15,649,165)   (25,757,465)
  Dividends paid                                                     (3,138,745)    (3,119,358)
  Proceeds from the exercise of stock options                           171,875         29,515
  Acquisition of stock under stock repurchase plans                    (439,150)    (1,434,522)
                                                                   -------------  -------------
         Net cash provided by financing activities                   59,900,718     62,442,550
                                                                   -------------  -------------

         Net decrease in cash and due from banks                     (8,822,278)    (5,276,157)
Cash and due from banks at beginning of period                       29,697,335     31,524,206
                                                                   -------------  -------------
Cash and due from banks at end of period                           $ 20,875,057   $ 26,248,049
                                                                   =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                      $ 26,972,380   $ 19,850,785
                                                                   =============  =============
     Taxes                                                         $  2,263,444   $  3,666,300
                                                                   =============  =============

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Increase in unrealized gains on securities
     available for sale                                            $  2,066,420   $    439,325
                                                                   =============  =============

See accompanying notes to consolidated financial statements.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

-------------------------------------------------------------------------------


NOTE  1.  NATURE  OF  BUSINESS

     PAB Bankshares, Inc. ("PAB") is a multi-bank holding company whose business is conducted by its five subsidiary banks (the "Banks") and an investment advisory services subsidiary called PAB Financial Services, LLC ("PAB Financial"). The Banks offer a broad range of commercial and consumer banking products and services to its customers at 17 banking offices located in south Georgia, south-metro Atlanta, and central Florida. Through PAB Financial, the Banks are also able to offer brokerage and investment services to their customers. Both PAB and the Banks are subject to the regulations of certain Federal and state agencies and are regularly examined by those regulatory agencies.

     During the second quarter of 2001, PAB completed the consolidation of its Florida bank charter, Friendship Community Bank of Ocala, Florida, into its lead bank, The Park Avenue Bank of Valdosta, Georgia ("Park Avenue").

     On September 7, 2001 PAB announced a plan to consolidate its five remaining bank charters into one charter. PAB will consolidate the charters of Farmers & Merchants Bank of Adel, Eagle Bank and Trust of Statesboro, Baxley Federal Bank of Baxley, and First Community Bank of Bainbridge into Park Avenue. The merged banks will continue to operate under their trade names and will be managed by their respective community presidents. The mergers are expected to begin in December 2001 and be completed by September 30, 2002.


NOTE  2.  BASIS  OF  PRESENTATION

     The accompanying consolidated financial information of PAB is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in PAB's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  3.  STOCKHOLDERS'  EQUITY

     On February 28, 2001, PAB's Board of Directors declared a quarterly cash dividend of $0.11 per share payable to shareholders of record as of March 31, 2001. The dividends were paid on April 16, 2001.

     On May 29, 2001, PAB's Board of Directors declared a quarterly cash dividend of $0.11 per share payable to shareholders of record as of June 30, 2001. The dividends were paid on July 16, 2001.

     On August 29, 2001, PAB's Board of Directors declared a quarterly cash dividend of $0.11 per share payable to shareholders of record as of September 28, 2001. The dividends were paid on October 15, 2001.

     During the nine months ended September 30, 2001, PAB acquired and cancelled 39,784 shares of common stock for a total cost of $439,150 through two stock repurchase plans approved by the Board of Directors. At September 30, 2001, a balance of 90,600 shares was available for repurchase under the 2001 plan.

     During the nine months ended September 30, 2001, PAB issued 27,500 shares of common stock for a total of $171,875 upon the exercise of employee stock options.


NOTE  4.  EARNINGS  PER  SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE  MONTHS  ENDED     NINE  MONTHS  ENDED
                                                    SEPTEMBER  30,          SEPTEMBER  30,
                                                ----------------------  ----------------------
                                                   2001        2000        2001        2000
                                                ----------  ----------  ----------  ----------
  Basic earnings per share:
    Net income                                   $1,311,274  $2,174,095  $4,830,324  $6,306,827
                                                 ----------  ----------  ----------  ----------
     Weighted average common shares outstanding   9,494,641   9,509,770   9,495,981   9,536,080
                                                 ----------  ----------  ----------  ----------
      Earnings per common share                  $     0.14  $     0.23  $     0.51  $     0.66
                                                 ==========  ==========  ==========  ==========

  Diluted earnings per share:
    Net income                                   $1,311,274  $2,174,095  $4,830,324  $6,306,827
                                                 ----------  ----------  ----------  ----------

    Weighted average common shares outstanding    9,494,641   9,509,770   9,495,981   9,536,080
    Effect of dilutive stock options                 71,358      65,438      70,487      78,148
                                                 ----------  ----------  ----------  ----------
      Weighted average diluted common
       shares outstanding                         9,565,999   9,575,208   9,566,468   9,614,228
                                                 ----------  ----------  ----------  ----------

       Earnings per common share                 $     0.14  $     0.23  $     0.51  $     0.66
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


NOTE  6.  SUBSEQUENT  EVENTS

     On October 15, 2001, Park Avenue entered into an agreement to sell its Richmond Hill banking office to Southeastern Bank of Darien, Georgia. Subject to regulatory approval, the sale is anticipated to close by year end. At September 30, 2001, the Richmond Hill banking office had total loans of $8.8 million and total deposits of $3.9 million.

CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as oral statements made by PAB Bankshares, Inc. ("PAB") or the officers, directors, or employees of PAB may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our strategies, statements regarding net interest income and loan loss reserve, and other statements that are not historical facts. When or if we use in this Quarterly Report words like "anticipate," "believe," "expect," "estimate" and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of PAB, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which PAB is engaged; (5) costs or difficulties related to the integration of the businesses of PAB and its merger partners may be greater than expected; (6) expected cost savings associated with mergers may not be fully realized or realized within the expected time frame;
(7) deposit attrition, customer loss or revenue loss following mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than PAB; and (9) adverse changes may occur in the bond and equity markets. Many of such factors are beyond PAB's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. PAB disclaims any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
            AND  RESULTS  OF  OPERATION

FINANCIAL  CONDITION

At September 30, 2001, PAB's total assets were $860 million, an 8.2% increase since year end. Total loans were $644.1 million, a 10.9% increase, and total deposits were $709.1 million, an 11.3% increase. The resulting loan-to-deposit ratio at quarter end was at 90.9% compared to a ratio of 91.1% at year end. PAB's investment portfolio was valued at $104.9 million with a net unrealized gain of $3.4 million at quarter end. Total advances from the Federal Home Loan Bank of Atlanta (the "FHLB") were $43.8 million, a 25.5% decrease since year end. Total stockholders' equity of PAB was $73.5 million, or $7.75 per share at quarter end compared to $7.45 per share at year end.

RESULTS  OF  OPERATIONS

For the third quarter of 2001, net income was $1.31 million, or 14 cents per diluted share compared to 23 cents per diluted share in the third quarter of 2000. Net interest income was $6.58 million, a 7.7% decrease compared to the third quarter of 2000. The provision for loan losses was $488,000, a 32.9% increase. Excluding non-recurring gains and losses, noninterest income was $2.20 million, a 39.2% increase. Noninterest expense was $6.45 million, a 29.2% increase. Income tax expense was $526,000, a 55.1% decrease.

For the year to date, net income was $4.83 million, or 51 cents per diluted share compared to 66 cents per diluted share in 2000. Net interest income was $20.46 million, a 5.7% decrease compared to the same period in 2000. The provision for loan losses was $1,068,500, a 2.5% decrease. Excluding non-recurring gains and losses, noninterest income was $6.54 million, a 48.8% increase. Noninterest expense was $19.01 million, a 24.4% increase. Income tax expense was $2.10 million, a 35.2% decrease.

The reasons for these changes are discussed in more detail below.

Comparisons with the prior year are affected by the acquisition of Friendship Community Bank of Ocala, Florida in December 2000, which was recorded using the purchase method of accounting.

Net  Interest  Income
---------------------
For the third quarter of 2001, net interest income (on a taxable-equivalent basis) was $6.6 million, a 7.8% decline compared to the $7.16 million earned during the same period last year. Total interest income (on a taxable-equivalent basis) was $15.48 million, a 5.3% increase compared to the $14.7 million earned in 2000. The increase in interest income was due to an increase of $125.6 million, or 19.2%, in the average volume of earning assets compared to the same period last year. However, a decline in the average yield earned on those assets offset most of the positive growth. Total interest expense was $8.88 million, a 17.7% increase compared to the $7.54 million paid in 2000. The increase in interest expense is primarily due to an increase of $130.6 million, or 23.2%, in the average volume of interest-bearing liabilities compared to the same period last year.

Overall, the decrease in the net interest income is primarily the result of having an asset sensitive balance sheet during an unprecedented period of cuts in short term interest rates made by the Federal Open Markets Committee. Being asset sensitive in the short term, the Banks' interest-earning assets reprice more frequently than its interest-bearing liabilities. PAB did however, have a decline in its average cost of funds from a high of 5.65% in the first quarter of 2001 to 5.08% this quarter. Over the next few quarters, management anticipates some improvement in its net interest income as the majority of those liabilities continue to reprice at lower rates.

For the year to date, net interest income (on a taxable-equivalent basis) was $20.53 million, a 5.7% decline compared to the $21.78 million earned during the same period last year. Total interest income (on a taxable-equivalent basis) was $48.3 million, a 14.7% increase, and total interest expense was $27.77 million, a 36.5% increase.

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

For the Quarter Ended September 30,               2001  vs.  2000
------------------------------------------------------------------------
                                             Increase   Changes Due To
                                            (Decrease)  Rate      Volume
------------------------------------------------------------------------
                                               (Dollars In Thousands)

Increase (decrease) in:
  Income from earning assets:
    Loans                                     $  419   $(1,535)  $1,954
    Taxable securities                           420         6      414
    Nontaxable securities                        (13)       (7)      (6)
    Other short-term investments                 (49)     (305)     256
------------------------------------------------------------------------
       Total interest income                     777    (1,841)   2,618
------------------------------------------------------------------------
  Expense from interest-bearing liabilities:
    Demand deposits                              157       (70)     227
    Savings deposits                               3       (33)      36
    Time deposits                              1,411       (80)   1,491
    FHLB advances                               (325)     (106)    (219)
    Notes payable                                107         -      107
    Other short-term borrowings                  (20)      (23)       3
------------------------------------------------------------------------
       Total interest expense                  1,333      (312)   1,645
------------------------------------------------------------------------
       Net interest income                    $ (556)  $(1,529)  $  973
========================================================================

For the Quarter Ended September 30,               2001  vs.  2000
------------------------------------------------------------------------
                                             Increase   Changes Due To
                                            (Decrease)  Rate      Volume
------------------------------------------------------------------------
                                               (Dollars In Thousands)
Increase  (decrease)  in:
  Income  from  earning  assets:
    Loans                                    $ 3,918   $(1,699)  $5,617
    Taxable securities                           984        14      970
    Nontaxable securities                        (44)      (15)     (29)
    Other short-term investments               1,321      (588)   1,909
------------------------------------------------------------------------
       Total interest income                   6,179    (2,288)   8,467
------------------------------------------------------------------------
  Expense from interest-bearing liabilities:
    Demand deposits                              412         1      411
    Savings deposits                              19       (72)      91
    Time deposits                              6,923     1,721    5,202
    FHLB advances                               (227)     (138)     (89)
    Notes payable                                366         -      366
    Other short-term borrowings                  (63)      (39)     (24)
------------------------------------------------------------------------
       Total interest expense                  7,430     1,473    5,957
------------------------------------------------------------------------
       Net interest income                   $(1,251)  $(3,761)  $2,510
========================================================================

The following tables summarize the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Quarter Ended September 30,               2001                       2000
-----------------------------------------------------------------------------------------------
                                                  Interest  Average            Interest  Average
                                        Average    Income/   Yield/   Average   Income/  Yield/
                                        Balance    Expense   Rate     Balance   Expense   Rate
-----------------------------------------------------------------------------------------------
                                                         (Dollars In Thousands)
Interest-earning assets:
  Loans                                $628,264   $ 13,507   8.53%    $546,844  $ 13,088  9.52%
  Investment securities:
    Taxable                              95,014      1,374   5.74%      66,291       954  5.72%
    Nontaxable                            4,480         73   6.44%       4,844        86  7.04%
  Other short-term investments           51,450        525   4.05%      35,631       574  6.41%
                                       --------------------           ------------------
      Total interest-earning assets     779,208     15,479   7.88%     653,610    14,702  8.95%
                                       --------------------           ------------------
    Interest-bearing liabilities:
    Demand deposits                    $143,980   $    967   2.66%    $112,502  $    810  2.86%
    Savings deposits                     34,944        180   2.04%      29,077       177  2.42%
    Time deposits                       444,561      6,711   5.99%     347,143     5,300  6.07%
    FHLB advances                        47,671        758   6.31%      59,727     1,083  7.22%
    Notes payable                         7,667        107   5.51%           -         -
    Other short-term borrowings          14,704        155   4.16%      14,481       175  4.80%
                                       --------------------           ------------------
   Total interest-bearing liabilities   693,527      8,878   5.08%     562,930     7,545  5.33%
                                       --------------------           ------------------

  Interest rate spread                                       2.80%                        3.62%
                                                            ======                        =====
  Net interest income                             $  6,601                      $  7,157
                                                  ========                      =========
  Net interest margin                                        3.36%                        4.36%
                                                             =====                        =====

For the Quarter Ended September 30,               2001                       2000
-----------------------------------------------------------------------------------------------
                                                  Interest  Average            Interest Average
                                        Average    Income/   Yield/   Average   Income/  Yield/
                                        Balance    Expense   Rate     Balance   Expense   Rate
-----------------------------------------------------------------------------------------------
                                                         (Dollars In Thousands)
Interest-earning assets:
  Loans                                $605,853   $ 41,449   9.15%  $526,915  $ 37,531  9.51%
  Investment securities:
    Taxable                              91,448      4,026   5.89%    69,332     3,042  5.86%
    Nontaxable                            4,529        219   6.46%     5,097       263  6.89%
  Other short-term investments           71,866      2,602   4.84%    28,847     1,281  5.93%
                                       --------------------           ----------------
    Total interest-earning assets       773,696     48,296   8.35%   630,191    42,117  8.93%
                                       --------------------           ----------------
  Interest-bearing liabilities:
    Demand deposits                    $136,195   $  2,879   2.83%  $116,741  $  2,467  2.82%
    Savings deposits                     34,060        589   2.31%    29,355       570  2.60%
    Time deposits                       443,253     20,928   6.31%   323,124    14,005  5.79%
    FHLB advances                        53,909      2,575   6.39%    55,680     2,802  6.72%
    Notes payable                         7,667        366   6.38%         -         -
    Other short-term borrowings          13,234        430   4.35%    13,915       493  4.74%
                                       --------------------           ----------------
  Total interest-bearing liabilities    688,318     27,767   5.39%   538,815    20,337  5.04%
                                       --------------------           ----------------

  Interest rate spread                                       2.96%                      3.89%
                                                            =======                    ======
  Net interest income                             $ 20,529                    $ 21,780
                                                  ========                    ========
  Net interest margin                                        3.55%                      4.62%
                                                            =======                    ======

Provision  for  Loan  Losses
----------------------------
Management continues to monitor and adjust the level of the allowance for loan losses in relation to net charge-offs, as well as the overall level of the allowance for loan losses to loans outstanding and management's assessment of loan losses inherent in the loan portfolio. Management adjusts the level of the allowance for loan losses as needed through the provision. Although the provision for the year to date is $27,000 less than last year, the provision made for the year to date does cover 170% of the $629,000 in net charge-offs for the year.

On an annualized basis, PAB's net charge-offs as a percentage of average total loans outstanding for the year to date is 0.14%, compared to 0.12% for the prior year to date.

The ratio of the allowance for loan losses to total loans was 1.34% at quarter end, compared to 1.41% at year end. The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

As of Quarter End (in thousands)                   Sep-2001    Jun-2001    Mar-2001    Dec-2000    Sep-2000
------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Loans accounted for on a nonaccrual basis         $   8,522   $   2,014   $   2,624   $   2,430   $   1,971
Accruing loans which are contractually past due
  90 days or more as to principal or interest
  payments                                            2,116       1,647         477         509       1,140
Other impaired loans                                  4,433       4,433       4,433       4,433       4,433
------------------------------------------------  ----------  ----------  ----------  ----------  ----------
     Total nonperforming loans                    $  15,071   $   8,094   $   7,534   $   7,372   $   7,544
================================================  ==========  ==========  ==========  ==========  ==========

Total nonperforming loans as a percentage of
     total loans                                       2.34%       1.31%       1.28%       1.27%       1.35%
================================================  ==========  ==========  ==========  ==========  ==========

Allowance for loan losses as a percentage of
     total nonperforming loans                         57.2%      101.8%      110.2%      111.0%       75.3%
================================================  ==========  ==========  ==========  ==========  ==========

Of the nearly $7 million net increase in total nonperforming loans since June 30, 2001, approximately $4.6 million represent one commercial real estate development line that was placed on nonaccrual status at the end of September. Management is currently evaluating its position on this line and a specific reserve may be warranted in the fourth quarter.

Other  Income
-------------
During the third quarter of 2001, total other income (excluding nonrecurring gains and losses) was $2.2 million, a 39.2% increase compared to $1.58 million during the same period in 2000.

Service charges and fees on deposit accounts for the quarter was $1,530,000, a 50.7% increase compared to the same period in 2000. This increase was due to an increase in the volume of transaction accounts primarily in new markets and the addition of an overdraft privilege product made available to deposit customers beginning in March 2001.

Other  Expenses
---------------
During the third quarter, total other expense was $6.45 million, a 29.2% increase compared to the same period in 2000. Most of the increased cost (in comparison to the prior year) relates to the cost associated with entering new markets either via acquisition or branching. The following table compares noninterest expense for the year to date, excluding the cost of the new markets (Ocala, McDonough, and Richmond Hill), to the same period in 2000.

For the Nine Months Ended
September 30, 2001 and 2000
------------------------------------------------------------------------------------
                                     Cost of
                                       New         2001               $        %
                             2001    Markets   Adjusted    2000     Change   Change
------------------------------------------------------------------------------------
                                           (Dollars In Thousands)
Salaries & benefits         $10,612  $    987  $   9,625  $ 8,379  $ 1,246     14.9%
Occupancy expense             1,162       205        957      877       80      9.1%
Equipment expense             1,864        87      1,777    1,172      605     51.6%
Goodwill amortization           322       165        157      270     (113)   -41.9%
Other operating expense       5,051       570      4,481    4,558      (77)    -1.7%
------------------------------------------------------------------------------------
    Total other expense     $19,011  $  2,014  $  16,997  $15,256  $ 1,741     11.4%
====================================================================================

Income  Tax  Expense
--------------------
During the third quarter, income tax expense was 28.6% of pretax income. Income tax expense was 35.0% of pretax income during the same period in 2000. The decrease in the effective tax rate is primarily the result of the utilization of our REIT structure to maximize state tax savings.


LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity is an important factor in the financial condition of PAB and affects it's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings.

The investment portfolio is one of PAB's primary sources of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $21 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flow from the investment portfolio. Maturities in the loan portfolio also provide a steady flow of funds. In addition, PAB's liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional advances from the FHLB, Fed Funds lines of credit with other regional banks, and an operating line of credit with the Bankers Bank of Atlanta, Georgia. At September 30, 2001, PAB's liquidity ratio was 19.9% and its dependency ratio was 15.6%.

PAB's liquidity from investments is somewhat limited since the Banks have pledged certain investments to secure public deposits, certain borrowing arrangements, and for other purposes. At September 30, 2001, approximately $44.1 million, or 49% of PAB's investment portfolio was pledged as collateral to others.

The Consolidated Financial Statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. At September 30, 2001, the Banks had outstanding commitments to extend credit through open lines of credit of approximately $77.2 million and outstanding letters of credit of approximately $2.3 million.

Stockholders'  Equity
---------------------
PAB maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. PAB's ratio of stockholders' equity to total assets was 8.6% at September 30, 2001, compared to 8.9% at December 31, 2000. Both PAB and the Banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. The following table summarizes PAB's capital ratios at September 30, 2001.

                                                                         Minimum
                                                                        Regulatory
                                                   September 30, 2001   Requirement
------------------------------------------------------------------------------------
Total Capital to Risk Weighted Assets                            11.5%          8.0%
Tier 1 Capital to Risk Weighted Assets                           10.2%          4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)                 7.8%          4.0%
------------------------------------------------------------------------------------

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

PAB is exposed to U.S. dollar interest rate changes and accordingly, it manages exposure by considering the possible changes in the net interest margin. PAB does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading. PAB does not engage in any off-balance sheet hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly held pass through securities. Finally, PAB has no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of PAB's asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is PAB's policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The Regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experiences show these deposits more stable over the course of one year. The management adjusted Gap indicates PAB is asset sensitive in relation to changes in market interest rates. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

PAB uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to a gradual 100 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. At September 30, 2001, the simulation model projected net interest income would increase 9.8% if rates gradually rise by 100 basis points over the next twelve months. On the other hand, the model projected net interest income to decrease 11.6% if rates gradually decline by 100 basis points over the next year.

CUMULATIVE  GAP  ANALYSIS

Regulatory Defined                                  3-Month    6-Month    1-Year
-----------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Rate Sensitive Assets (RSA)                         $323,092  $376,255   $ 440,757
Rate Sensitive Liabilities (RSL)                     304,072   426,344     571,273
-----------------------------------------------------------------------------------
RSA minus RSL (Gap)                                 $ 19,020  $(50,089)  $(130,516)

Gap Ratio (RSA/RSL)                                     1.06      0.88        0.77


Management Adjusted                                  3-Month    6-Month    1-Year
-----------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Rate Sensitive Assets (RSA)                         $323,092  $376,255   $ 440,757
Rate Sensitive Liabilities (RSL)                     139,250   261,521     488,863
-----------------------------------------------------------------------------------
RSA minus RSL (Gap)                                 $183,843  $114,734   $ (48,104)

Gap Ratio (RSA/RSL)                                     2.32      1.44        0.90

PART  II. OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.

          None.

     (b)  Reports  on  Form  8-K.

          On  September 7, 2001, the Registrant filed a report on Form 8-K under
          Item 5 to report (i) PAB's plan to consolidate its five separate bank charters into on bank charter, (ii) PAB had finalized its migration of all of its banks to a common data processing system, and (iii) a realignment of PAB's senior management team.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB  BANKSHARES,  INC.
----------------------
Registrant

     Date:  November  14,  2001          By:  /s/  Michael  E.  Ricketson
            -------------------               ----------------------------------
                                              Michael  E.  Ricketson
                                              President, Chief Executive Officer

     Date:  November  14,  2001          By:  /s/  Jay  Torbert
            -------------------               ----------------------------------
                                              Jay  Torbert,
                                              Senior Vice President, Chief
                                              Financial  Officer