Form 10-K
period 2001-12-31
PAB BANKSHARES INC
filed 2002-04-16
CIK 705200

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2001 - Commission File Number 1-11823

                                  _____________

                              PAB BANKSHARES, INC.
                             (A Georgia Corporation)
                 IRS Employer Identification Number: 58-1473302

                3250 NORTH VALDOSTA ROAD, VALDOSTA, GEORGIA 31602
                        TELEPHONE NUMBER: (229) 241-2775



           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED

     Common Stock, no par value                American Stock Exchange
     --------------------------                -----------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 was $73,926,376 based on a closing trading price of $10.35 per share.

The number of shares outstanding of the registrant's common stock at March 1, 2002 was 9,421,913 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end is incorporated by reference in answer to Part III of this Form 10-K.

================================================================================

                                             TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I
     1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
          General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
          Supervision and Regulation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
     2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
     3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . .    11
PART II
     5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
     6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
          Statistical Disclosures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
          Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . .    21
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
     7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . . . .    27
     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Quarterly Financial Summary for 2001 and 2000 . . . . . . . . . . . . . . . . . .    28
          Management's Responsibility For Financial Reporting . . . . . . . . . . . . . . .    29
          Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . .    30
          Consolidated Balance Sheets at December 31, 2001 and 2000 . . . . . . . . . . . .    32
          Consolidated Statements of Income for the Three Years Ended December 31, 2001 . .    33
          Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended
           December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34
          Consolidated Statements of Stockholders' Equity for the Three Years Ended
           December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35
          Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001    36
          Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .    38
     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    64
PART III
     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . .    64
     11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    64
     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . .    64
     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . .    64
PART IV
     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K . . . . . . . . .    65
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    67
EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    68

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as oral statements made by PAB Bankshares, Inc. ("PAB", and also referred to in this Report as "we", "us", or "our") or the officers, directors, or employees of PAB may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our charter consolidation plan, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like "anticipate," "believe," "intend," "expect," "estimate," "could," "should," "will" and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses and our merger partners may be greater than expected; (6) expected cost savings associated with mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; and (9) adverse changes may occur in the bond and equity markets. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.


ITEM 1.  BUSINESS

GENERAL

PAB is a bank holding company headquartered in Valdosta, Georgia. PAB was organized and incorporated in 1982 under the laws of the State of Georgia as a holding company for The Park Avenue Bank ("Park Avenue"). Park Avenue became a state-chartered commercial bank in 1971. In 2001, Park Avenue became a state member bank of the Federal Reserve System. Since our incorporation in 1982, we acquired five other Georgia financial institutions and one Florida financial institution. In addition, we formed PAB Financial Services, LLC ("PAB Financial"), an investment advisory services firm, in 1999. PAB Financial has offices in Valdosta, Georgia and Ocala, Florida.

Through our banking offices, we provide a broad array of products and services to commercial and consumer customers in the communities we serve. Our product line includes loans to small- and medium-sized businesses, residential mortgage loans, home equity loans, construction and development loans, commercial real estate loans, consumer loans, and a variety of commercial and consumer deposit products. We also offer Internet banking, cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, and the availability of a network of ATMs to our customers. Through PAB Financial, we are able to offer a complete line of financial and investment products and services to our customers.

Our focus is on community banking. Over the past two years, we have upgraded and invested heavily in systems and support to provide a product line that is comparable to the larger regional banks and gives us a competitive edge over many of the smaller financial institutions in our local markets. When it comes to competing with the larger financial institutions in our markets, we believe that our people make the difference. Our experience and strong community relationships in our local markets allow us to deliver a higher level of customer service to the small- to mid-sized commercial and individual consumer accounts.

The table below provides basic information on our wholly-owned subsidiary banks as of December 31, 2001. See "Markets and Competition" for additional demographic information on each of our markets.

BANK SUBSIDIARY AND        YEAR        PROXIMITY TO       TOTAL       TOTAL
LOCATION OF MAIN OFFICE  CHARTERED     VALDOSTA, GA      LOANS(1)  DEPOSITS(1)
-----------------------  ---------  -------------------  --------  -----------
The Park Avenue Bank          1971                  --   $351,049  $   406,184
Valdosta, Georgia

First Community Bank of       1934        90 miles west   116,123      135,253
  Southwest Georgia
Bainbridge, Georgia

Eagle Bank and Trust(2)       1991  155 miles northeast    78,355       82,517
Statesboro, Georgia

Baxley Federal Bank(3)        1934   90 miles northeast    92,299       96,443
Baxley, Georgia

    (1)   Dollars in thousands as of December 31, 2001.

    (2) Eagle Bank & Trust was subsequently merged into Park Avenue on January 11, 2002. See "Charter Consolidation Plan".

    (3) Baxley Federal Bank was subsequently merged into Park Avenue on March 8, 2002. See "Charter Consolidation Plan".

On November 30, 2001, we sold our 50% equity interest in Empire Financial Services, LLC of Milledgeville, Georgia ("Empire") to a third party for $1.8 million. Empire is a commercial mortgage origination and servicing organization that serves numerous financial institutions throughout the Southeastern United States, including our subsidiary banks.

Charter Consolidation Plan
In September 2001, we announced a plan to consolidate the bank charters of each of our separate subsidiary banks into our lead bank, Park Avenue, through a series of mergers. We have received regulatory approval to proceed with our plan. Under the plan, the merged banks will continue to operate under their previous trade names and to be managed by their community presidents and local advisory boards. The consolidation process should increase economies of scale in our back office loan and deposit operations, systems, and support teams, and improve efficiencies in our delivery of products and services to our customers. As a consolidated bank, we will also be able to offer a more competitive product line, while still maintaining the level of service that only community banks can deliver. Because of the nature of the mergers and the requisite change in computer and banking practices that mergers entail, we believe that such mergers need to occur one at a time and with sufficient time in between, so that the high quality of customer service and sound banking practices of the banks may be preserved.

The charter consolidation process began with the merger of Friendship Community Bank of Ocala, Marion County, Florida into Park Avenue on June 22, 2001. We had previously acquired Friendship in a purchase transaction on December 29, 2000. On December 7, 2001, we merged Farmers & Merchants Bank of Adel, Cook County, Georgia into Park Avenue. On January 11, 2002, we merged Eagle Bank and Trust of Statesboro, Bulloch County, Georgia into Park Avenue. On March 8, 2002, we merged Baxley Federal Bank of Baxley, Appling County, Georgia into Park Avenue. We plan to merge First Community Bank of Southwest Georgia of Bainbridge, Decatur County, Georgia, into Park Avenue during the second quarter of this year.

Markets and Competition
The financial services industry is highly competitive. In our markets, we primarily face competitive pressures from both larger regional banks and smaller community banks in attracting and retaining commercial and consumer accounts. The principal factors in competing for such accounts include interest rates, fee structures, the range of products and services offered, convenience of office and ATM locations, and flexible office hours. Other competition for such accounts comes from credit unions, retail brokerage firms, mortgage companies, and consumer finance offices. Other investment alternatives such as stocks and mutual funds made readily accessible by the Internet have also had an effect on our ability to grow deposits in our markets.

With the opening of our de novo branch in McDonough, Henry County, Georgia in the fourth quarter of 2000, we implemented a strategic plan to enter into higher growth markets that would complement our stable position in existing markets. Since expanding into Henry County, we have also entered into markets in Ocala, Marion County, Florida, and Gainesville, Hall County, Georgia. Once established, these offices should serve as the anchor points in any future branch expansion plans. With the right people and the right timing, we plan to continue this strategy to pursue opportunities for growth in other markets as well. The potential for double-digit growth in our core markets in South Georgia has been maximized over the past several years. However, opportunities to grow quality market share and improve profitability still exist in these core markets, which will continue to build shareholder value.

The table below provides summary demographic data on each of our market locations.

     MARKET                                    MKT SHARE(1)
-----------------                            ----------------   # OF                     PCT
COUNTY      STATE     BANK OR TRADE NAME     PCT      RANK     OFFICES  POPULATION(2) CHANGE(3)
----------  -----  ------------------------  ----  ----------  -------  ------------  --------
Lowndes     GA     The Park Avenue Bank      22.6   1st of 11        4        92,115      21.2
Henry       GA     The Park Avenue Bank       1.9  13th of 15        1       119,341     103.2
Marion      FL     The Park Avenue Bank       2.2  12th of 20        2       258,916      32.9
Hall        GA     The Park Avenue Bank(4)      -           -        1       139,277      45.9
Cook        GA     Farmers & Merchants Bank  29.8    2nd of 4        1        15,771      17.2
Bulloch     GA     Eagle Bank & Trust        15.0    4th of 7        2        55,983      29.8
Bryan       GA     The Richmond Hill Bank(5)  1.7    3rd of 4        1        23,417      51.7
Decatur     GA     First Community Bank of   47.9    1st of 5        3        28,240      10.7
                   Southwest Georgia
Grady       GA     Bank of Grady County       6.2    5th of 5        1        23,659      16.7
Appling     GA     Baxley Federal Bank       27.7    2nd of 4        1        17,419      10.6
Jeff Davis  GA     Baxley Federal Bank       30.6    2nd of 4        1        12,684       5.4

    (1) Based on FDIC/OTS Summary of Deposits data as of June 30, 2001. Market share data only includes FDIC insured depository institutions. Credit unions, retail brokerage firms, mortgage companies, and consumer finance offices are not included.

    (2)   County populations are based on 2000 U.S. Census Bureau data.

    (3) Percentage change in county populations from 1990 to 2000 is based on U.S. Census Bureau data.

    (4) Park Avenue has operated a loan production office in this market since October 2001. During the first quarter of 2002, we applied for and received approval from our federal and state regulators to open a full service branch office in Oakwood, Hall County, Georgia, about 50 miles northeast of downtown Atlanta, Fulton County, Georgia along the I-85/I-985 corridor. We expect to open the Oakwood branch office during the second quarter of 2002 and simultaneously close the loan production office.

    (5) Park Avenue subsequently sold this branch location along with approximately $10.4 million in loans and $4.3 million in deposits to another Georgia financial institution on January 31, 2002.

Nonbanking Services and Operations
Through PAB Financial, we provide agency transactional services for customer investments as permitted under the regulations of the Federal Reserve. PAB Financial provides its customers with securities brokerage services, including securities execution services on national securities exchanges. PAB Financial's brokerage activities are restricted to buying and selling securities solely as an agent for the account of its customers, and do not include underwriting or dealing in securities. In addition, PAB Financial is permitted to act as an agent for the private placement of securities in accordance with federal securities laws. PAB Financial also provides investment advisory services to its customers, such as furnishing general economic information and investment advice, and providing instructional materials for customers on individual financial management matters.

Although we provide products and services under two distinct regulatory-defined operations (i.e. banking and nonbanking), our nonbanking operations do not meet the minimum materiality requirements for separate segment reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131.

Employees
As of March 1, 2002, we had a total of 284 full-time and 35 part-time employees on our payroll.

SUPERVISION AND REGULATION

The banking industry is heavily regulated at both the federal and state levels. Legislation and regulations authorized by legislation influence, among other things:

     -    How, when and where we may expand geographically;
     -    Into what product or service market we may enter;
     -    How we must manage our assets; and
     - Under what circumstances money may or must flow between and among the parent bank holding company and the subsidiary banks.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.

General
PAB is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and the Financial Institutions Code of Georgia (the "FICG"), respectively. PAB has also qualified as a financial holding company under the provisions of the Gramm-Leach-Bliley Act (the "GLB Act"). As such, we are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve, and the FICG and the regulations of the Georgia Department.

Our subsidiary banks are members of the Federal Deposit Insurance Corporation ("FDIC"), and as such, our deposits are insured by the FDIC to the maximum extent provided by law. We are also subject to numerous state and federal statutes and regulations that affect our business, activities, and operations, and we are supervised and examined by one or more state or federal bank regulatory agencies on a periodic basis.

Park Avenue is a state member bank of the Federal Reserve and it is subject to regulation, supervision, and examination by the Federal Reserve and the Georgia Department. The other subsidiary banks have been approved by the Federal Reserve and the Georgia Department to be merged into Park Avenue during 2002. These regulatory agencies regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

Activities
The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act, discussed below, have expanded the permissible activities of a bank holding company, such as PAB, that qualifies as a financial holding company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

Gramm-Leach-Bliley Act
The GLB Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The GLB Act specifies certain activities that are deemed to be financial in nature, including underwriting and selling insurance, providing financial and investment advisory services, underwriting, dealing in, or making a market in securities, limited merchant banking activities, and any activity currently permitted for bank holding companies under Section 4(c)(8) of the BHC Act.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file declaration with the Federal Reserve of its intention to become a financial holding company. In November 2001, we filed a declaration to qualify as a financial holding company.

The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator. As a result, to the extent that we engage in non-banking activities permitted under the GLB Act, we will be subject to the regulatory authority of the SEC or state insurance authority, as applicable.

Payment of Dividends
PAB is a legal entity separate and distinct from our subsidiaries. Our principal source of cash flow is dividends from our subsidiary banks. There are statutory and regulatory limitations on the payment of dividends by these subsidiary banks to us, as well as by us to our stockholders.

If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action". Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At December 31, 2001, pursuant to dividend restrictions imposed under federal and state laws, our subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends to us of approximately $2.7 million. The decline in available dividends is due to a net loss at our lead bank, Park Avenue, in 2001. As a result, our Board of Directors is considering various options, including a reduction or suspension of the dividends paid to our stockholders until the profitability of our subsidiary banks is re-established.

Capital Adequacy
We are required to comply with the capital adequacy standards established by the federal banking agencies. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2001, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 12.0% and 10.8%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 2001 was 8.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

Our subsidiary banks are subject to risk-based and leverage capital requirements adopted by their respective federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.
Each of our subsidiary banks was in compliance with all applicable minimum capital requirements as of December 31, 2001. Neither PAB nor any of its subsidiary banks have been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action".

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Support of Subsidiary Institutions
Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, each of our subsidiary banks. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. Our subsidiary banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of our banks would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of our investment in such other subsidiary banks.

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

At December 31, 2001, Park Avenue had the requisite capital level to qualify as "adequately capitalized" under the regulatory framework for prompt corrective action. Each of our other subsidiary banks had the capital to qualify as "well capitalized". Through the merger of charters (see "Charter Consolidation Plan" in Item 1 of this Report), Park Avenue will have sufficient capital to again qualify as "well capitalized" by the end of the first quarter of 2002.

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

Safety and Soundness Standards
The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. See "Prompt Corrective Action". If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

Community Reinvestment Act
Under the Community Reinvestment Act ("CRA") our subsidiary banks, as FDIC insured institutions, have a continuing and affirmative obligation to help meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. Each of our subsidiary banks received a satisfactory or better rating in their last CRA examination.

Privacy
The GLB Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit a financial institution from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to "opt out" of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. Compliance with the implementing regulations was mandatory effective July 1, 2001. Each of our subsidiary banks implemented the required financial privacy provisions by July 1, 2001.

Monetary Policy
The earnings of our subsidiary banks are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.



ITEM 2.  PROPERTIES

We operate 14 banking offices in Georgia and 2 in Florida. With the exception of one of our offices in Ocala, Florida, we own all of the real property and/or buildings in which our offices are located. The Ocala office is under a five-year operating lease that expires in May 2003. In addition, we own an administrative building in Valdosta, Georgia for use as our corporate office. All of the properties are in a good state of repair and are appropriately designed for the purposes for which they are used.

Other than normal real estate and commercial lending activities of our subsidiary banks, we generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of persons primarily engaged in real estate activities.



ITEM 3.  LEGAL PROCEEDINGS

The nature of the business of PAB and the subsidiary banks ordinarily results in a certain amount of litigation. Accordingly, we are party to a limited number of lawsuits incidental to our respective businesses. In our opinion, the ultimate disposition of these matters will not have a material adverse impact on our consolidated financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Our common stock has been listed for quotation on the American Stock Exchange ("AMEX") under the symbol "PAB" since July 9, 1996. As of March 1, 2002, there were 2,300 holders of record of our common stock.

Our ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. Our ability to generate liquid assets for distribution is primarily dependent on the ability of our subsidiary banks to pay dividends to us. The payment of dividends is an integral part of our goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to our stockholders. For more information on dividend restrictions see the "Payment of Dividends" section in Item 1 of this Report.

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by AMEX, the cash dividends declared, and the diluted earnings per share.

                    Sales Price
                   -------------
  Calendar Period  High    Low    Dividends  Earnings
  ---------------  -----  ------  ---------  ---------

2000
  First Quarter   $15.00  $ 8.63  $  0.1050  $    0.22
  Second Quarter   12.13    9.50     0.1075       0.21
  Third Quarter    12.19    9.75     0.1100       0.23
  Fourth Quarter   10.81    8.69     0.1100      -0.06
2001
  First Quarter    13.00    9.38     0.1100       0.18
  Second Quarter   12.35   10.50     0.1100       0.19
  Third Quarter    11.99   10.28     0.1100       0.14
  Fourth Quarter   10.89    9.90     0.1100      -0.49

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for PAB. This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

(In thousands, except per share and other data)           2001         2000         1999         1998         1997
----------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest income                                      $   62,715   $   57,526   $   49,495   $   48,385   $   44,381
  Interest expense                                         35,600       28,674       22,906       23,439       21,225
  --------------------------------------------------------------------------------------------------------------------
    Net interest income                                    27,115       28,852       26,589       24,946       23,156
  Provision for loan losses                                12,220        4,099          985          903          793
  Other income                                             11,923        5,756        6,060        5,266        4,442
  Other expense                                            26,921       21,874       18,966       17,224       15,275
  --------------------------------------------------------------------------------------------------------------------
    Income (loss) before income tax expense                  (103)       8,635       12,698       12,085       11,530
  Income tax expense                                         (251)       2,909        4,005        4,098        4,022
  --------------------------------------------------------------------------------------------------------------------
    Net income                                         $      148   $    5,726   $    8,693   $    7,987   $    7,508
  ====================================================================================================================
  Net interest income (taxable-equivalent)             $   27,216   $   28,968   $   26,718   $   25,108   $   22,988
Selected Average Balances:
  Total assets                                         $  847,100   $  694,674   $  629,634   $  597,461   $  554,964
  Earning assets                                          780,120      640,889      576,729      554,127      501,734
  Loans                                                   616,156      534,340      467,149      425,210      390,496
  Deposits                                                694,219      548,276      500,582      488,322      462,302
  Stockholders' equity                                     72,268       70,706       68,161       62,913       58,271
Selected Year End Balances:
  Total assets                                         $  859,143   $  794,907   $  664,969   $  620,111   $  572,172
  Earning assets                                          790,546      722,490      606,464      569,291      525,897
  Loans                                                   637,825      580,737      494,417      440,515      409,905
  Allowance for loan losses                                15,765        8,185        5,037        5,172        4,996
  Deposits                                                720,398      637,180      516,204      504,087      472,556
  Stockholders' equity                                     65,372       70,780       69,611       66,063       59,763
Common Share Data:
  Outstanding at year end                               9,409,913    9,501,947    9,617,406    9,604,027    9,594,319
  Weighted average outstanding                          9,482,709    9,528,387    9,612,634    9,602,946    9,544,959
  Diluted weighted average outstanding                  9,550,080    9,598,790    9,749,162    9,813,825    9,627,669
Per Share Ratios:
  Net income - basic                                   $     0.02   $     0.60   $     0.90   $     0.83   $     0.79
  Net income - diluted                                       0.02         0.60         0.89         0.81         0.78
  Dividends declared                                         0.44         0.43         0.39         0.28         0.18
  Book value                                                 6.95         7.45         7.24         6.88         6.23
Profitability Ratios:
  Return on average assets (ROA)                             0.02%        0.82%        1.38%        1.34%        1.35%
  Return on average equity (ROE)                             0.20%        8.10%       12.75%       12.70%       12.88%
  Net interest margin                                        3.49%        4.52%        4.63%        4.53%        4.37%
  Efficiency ratio (excluding merger and
    conversion costs)                                       74.02%       60.39%       57.12%       55.06%       55.28%
Liquidity Ratios:
  Total loans to total deposits                             88.54%       91.14%       95.78%       87.39%       86.74%
  Average loans to average earning assets                   78.98%       83.37%       81.00%       76.74%       77.83%
  Noninterest-bearing deposits to total deposits            11.31%       11.09%       12.58%       14.30%       15.02%
Capital Adequacy Ratios:
  Average equity to average assets                           8.53%       10.18%       10.83%       10.53%       10.50%
  Dividend payout ratio                                   2855.42%       72.08%       43.54%       33.95%       22.44%
Asset Quality Ratios:
  Net charge-offs to average loans                           0.75%        0.26%        0.24%        0.17%        0.09%
  Nonperforming loans to total loans                         1.91%        1.27%        0.54%        0.40%        0.24%
  Nonperforming assets to total assets                       1.57%        0.99%        0.52%        0.37%        0.26%
  Allowance for loan losses to total loans                   2.47%        1.41%        1.02%        1.17%        1.22%
  Allowance for loan losses to nonperforming loans         129.44%      111.03%      188.79%      292.87%      498.11%
----------------------------------------------------------------------------------------------------------------------

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

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business which are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the "Cautionary Notice Regarding Forward-Looking Statements" at the beginning of this Report.


STATISTICAL DISCLOSURES

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

At December 31, 2001, our total assets were $859.1 million, a $64.2 million, or 8.1%, increase over total assets of $794.9 million at December 31, 2000. The majority of the increase in assets was in new loan growth. Total loans increased $57.1 million, or 9.8%, in 2001. This loan growth was funded with bank deposits. Total deposits increased $83.2 million, or 13.1%, from $637.2 million at December 31, 2000 to $720.4 million one year later. Most of the funds raised through deposit growth not used to fund new loans were used to pay off advances from the Federal Home Loan Bank of Atlanta (the "FHLB"). We paid off $21.2 million in higher-rate FHLB advances as they came due during 2001. Total stockholders' equity decreased $5.4 million, from $70.8 million at December 31, 2000 to $65.4 million at year end. With our net income for 2001 only contributing $147,000, the decrease in equity resulted primarily from the payment of $4.2 million in dividends to our stockholders and the planned buy-back of $1.3 million of our common stock.

During 2001, we saw the federal funds interest rate cut to its lowest level in forty years. In an effort to stimulate a slowing economy, the Federal Reserve lowered this benchmark short-term interest rate eleven times during 2001 from 6.50% at the end of 2000 to 1.75% by the end of 2001. These actions had a profound negative impact on our net interest income for 2001. An unbalanced combination of shorter-term and adjustable rate earning assets with longer-term and fixed-rate interest-bearing liabilities recorded on the books of our six different subsidiary banks prevented us from being able to adjust our balance sheet fast enough to compensate for the rapid reduction in short-term interest rates during the year. We have taken several actions to help manage our interest rate risk and prepare for such interest rate volatility in the future. These actions, designed around our charter consolidation plan, include the installation of a new asset-liability management software package, the designation of an officer responsible for the measurement and reporting of our asset-liability position, the adoption of a comprehensive and updated risk management policy, and the formation of a risk management committee charged with managing interest rate risk and other risk elements.

The next two tables illustrate the effects of the decline in rates, despite an increase in volume, on our net interest income during 2001.

Average Balances, Interest and Yields
The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for each of the last three fiscal years ended December 31. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Years Ended
December 31,                                    2001                              2000                         1999
------------------------------------------------------------------------------------------------------------------------------
                                              Interest   Average               Interest  Average             Interest  Average
                                  Average     Income/    Yield/     Average     Income/   Yield/   Average   Income/   Yield/
                                  Balance     Expense      Rate      Balance    Expense    Rate     Balance  Expense    Rate
------------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars In Thousands)
ASSETS
Interest-earning assets:
  Loans                           $616,156   $  54,163       8.79%  $ 534,340  $ 51,045     9.55%  $467,149  $ 43,166    9.24%
  Investment securities:
  Taxable                           93,377       5,468       5.86%     68,702     4,028     5.86%    81,341     4,849    5.96%
  Nontaxable                         4,607         299       6.49%      5,009       344     6.86%     6,677       378    5.66%
  Other short-term
    investments                     65,980       2,886       4.37%     32,838     2,225     6.78%    21,562     1,231    5.71%
                                  ---------  ----------             ---------  --------            --------  --------
      Total interest-
        earning assets             780,120      62,816       8.05%    640,889    57,642     8.99%   576,729    49,624    8.60%

Noninterest-earning assets:
  Cash                              23,329                             25,170                        26,292
  Allowance for loan
    losses                          (8,429)                            (5,650)                       (5,189)
  Unrealized gain (loss)
    on securities
    available for sale               2,340                               (240)                          909
  Other assets                      49,740                             34,505                        30,893
                                  ---------                         ---------                      --------
        Total assets              $847,100                          $ 694,674                      $629,634
                                  =========                         =========                      ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits                 $141,314   $   3,624       2.56%  $ 116,661  $  3,357     2.88%  $111,642  $  2,978    2.67%
  Savings deposits                  34,535         732       2.12%     28,723       725     2.52%    30,267       805    2.66%
  Time deposits                    443,486      27,012       6.09%    335,935    20,128     5.99%   294,673    16,131    5.47%
  FHLB advances                     51,248       3,213       6.27%     56,674     3,796     6.70%    44,376     2,507    5.65%
  Notes payable                      7,930         468       5.90%          -         -        -          -
  Other short-term
  borrowings                        13,958         551       3.95%     13,717       668     4.87%    11,421       485    4.25%
                                  ---------  ----------             ---------  --------            --------  --------
    Total interest-
      bearing liabilities          692,471      35,600       5.14%    551,710    28,674     5.20%   492,379    22,906    4.65%

Noninterest-bearing liabilities
  and stockholders' equity:
    Demand deposits                 74,884                             66,957                        64,000
    Other liabilities                7,477                              5,301                         5,094
    Stockholders' equity            72,268                             70,706                        68,161
                                  ---------                         ---------                      --------
        Total liabilities and
        stockholders'
        equity                    $847,100                          $ 694,674                      $629,634
                                  =========                         =========                      ========
Interest rate spread                                         2.91%                          3.79%                        3.95%
                                                         =========                       ========                      =======
Net interest income                          $  27,216                         $ 28,968                      $ 26,718
                                             ==========                        ========                      ========
Net interest margin                                          3.49%                          4.52%                        4.63%
                                                         =========                       ========                      =======

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

For the Years Ended December 31,            2001 vs. 2000                    2000 vs. 1999
----------------------------------------------------------------------------------------------------
                                                     Changes Due To                  Changes Due To
                                      Increase    ------------------   Increase     ----------------
                                     (Decrease)     Rate     Volume   (Decrease)    Rate     Volume
----------------------------------------------------------------------------------------------------
                                                         (Dollars In Thousands)
Increase (decrease) in:
  Income from earning assets:
    Loans                            $    3,118   $(4,698)  $ 7,816   $    7,879   $1,670   $ 6,209
    Taxable securities                    1,440        (7)    1,447         (821)     (68)     (753)
    Nontaxable securities                   (45)      (17)      (28)         (34)      60       (94)
    Other short-term investments            661    (1,585)    2,246          994      350       644
----------------------------------------------------------------------------------------------------
      Total interest income               5,174    (6,307)   11,481        8,018    2,012     6,006
----------------------------------------------------------------------------------------------------

  Expense from interest-bearing
    liabilities:
      Demand deposits                       267      (442)      709          379      245       134
      Savings deposits                        7      (140)      147          (80)     (39)      (41)
      Time deposits                       6,884       440     6,444        3,997    1,738     2,259
      FHLB advances                        (583)     (220)     (363)       1,289      594       695
      Notes payable                         468         -       468            -        -         -
      Other short-term borrowings          (117)     (129)       12          183       85        98
----------------------------------------------------------------------------------------------------
        Total interest expense            6,926      (491)    7,417        5,768    2,623     3,145
----------------------------------------------------------------------------------------------------

        Net interest income          $   (1,752)  $(5,816)  $ 4,064   $    2,250   $ (611)  $ 2,861
====================================================================================================

INVESTMENT PORTFOLIO

The carrying values of investment securities at the indicated dates are presented below. Changes in the mix of our investment portfolio will vary over time given changes in market conditions and liquidity needs of our subsidiary banks.

  As of December 31,                         2001     2000     1999
---------------------------------------------------------------------
                                             (Dollars in Thousands)
  U. S. Government and agency securities   $ 56,504  $51,031  $45,158
  State and municipal securities              4,999    4,967    5,486
  Mortgage-backed securities                 32,199   21,127   21,117
  Corporate debt securities                   8,389        -        -
  Marketable equity securities                4,827    2,817    2,499
  Restricted and other equity securities      6,536    4,983    4,666
---------------------------------------------------------------------
    Total                                  $113,454  $84,925  $78,926
=====================================================================

The following table shows the contractual maturities of non-equity investment securities at December 31, 2001 and the weighted-average yields (for all obligations on a fully taxable basis assuming a 34% tax rate) on such securities. Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                           U.S. Government   State, County,     Corporate        Mortgage-
                                             and Agency      and Municipal         Debt           backed
                                             Securities       Securities        Securities       Securities
As of December 31, 2001                    Amount    Yield  Amount    Yield  Amount    Yield  Amount    Yield
-------------------------------------------------------------------------------------------------------------
                                                                (Dollars In Thousands)

  Due in one year or less                  $ 9,386   5.52%  $ 1,691   6.52%  $ 8,389   2.55%  $   564   6.20%
  Due after one year through five years     19,947   5.65%    1,419   6.84%        -      -     1,469   6.24%
  Due after five years through ten years    27,171   5.82%      104   6.27%        -      -     4,963   5.38%
  Due after ten years                            -      -     1,785   6.68%        -      -    25,203   5.62%
-------------------------------------------------------------------------------------------------------------
    Total                                  $56,504   5.71%  $ 4,999   6.66%  $ 8,389   2.55%  $32,199   5.62%
-------------------------------------------------------------------------------------------------------------

The estimated fair market value of our investment portfolio at December 31, 2001, was approximately $878,000 above amortized cost; however, market values vary significantly as interest rates change. Of the investments maturing after one year, approximately $27.3 million are potentially callable at par value or more within one year.

Our investment portfolio policy stresses quality and liquidity. Approximately 95% of the investment portfolio is rated "A" or better by Standard and Poor's or Moody's Investors Service, Inc. Non-rated securities are principally issued by various political subdivisions within the states of Georgia and Florida. The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single debtor.

LOAN PORTFOLIO

Early in 2001, we engaged an outside consulting firm to perform an assessment of our subsidiary banks' credit risk management practices and credit process. As a result of this engagement, we developed and adopted a new comprehensive loan policy during the fourth quarter of 2001. A well-drafted loan policy will help us maintain soundness and profitability while obtaining planned growth. We recognize that a policy is only one segment in pursuit of loan portfolio soundness. Equally important is the employment of capable, skilled and experienced personnel to market and administer selected financial and fiduciary services to our target customer base in our defined market areas. The new policy is more structured and conservative, and it will take some time to orient our lending personnel to the new lending philosophy.

We make both secured and unsecured loans to individuals, corporations, and other entities with the goals of safety, soundness, profitability and responsiveness to community needs. The loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry or loan type, with the exception of loans secured by residential and commercial real estate in our market areas.

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

  As of December 31,                             2001       2000       1999       1998       1997
----------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
  Commercial and financial                     $ 80,493   $ 72,942   $ 59,328   $ 56,531   $ 71,355
  Agricultural                                   26,428     23,064      8,197      6,759      7,340
  Real estate - construction                     63,486     40,130     31,858     22,567     19,519
  Real estate - mortgage                        402,988    376,000    332,008    298,211    262,041
  Installment loans to individuals and other     64,806     68,880     63,424     56,825     50,143
----------------------------------------------------------------------------------------------------
                                                638,201    581,016    494,815    440,893    410,398
  Unearned income, net                             (376)      (279)      (398)      (378)      (493)
----------------------------------------------------------------------------------------------------
                                                637,825    580,737    494,417    440,515    409,905
  Allowance for loan losses                     (15,765)    (8,185)    (5,037)    (5,172)    (4,996)
----------------------------------------------------------------------------------------------------
      Loans, net                               $622,060   $572,552   $489,380   $435,343   $404,909
====================================================================================================

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

  As of December 31,                               2001       2000       1999       1998       1997
----------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
  Commercial and financial                        12.62%     12.56%     12.00%     12.83%     17.41%
  Agricultural                                     4.15%      3.97%      1.66%      1.54%      1.79%
  Real estate - construction                       9.95%      6.91%      6.44%      5.12%      4.76%
  Real estate - mortgage                          63.18%     64.75%     67.15%     67.70%     63.93%
  Installment loans to individuals and other      10.16%     11.86%     12.83%     12.90%     12.23%
----------------------------------------------------------------------------------------------------
                                                 100.06%    100.05%    100.08%    100.09%    100.12%
  Unearned income, net                            -0.06%     -0.05%     -0.08%     -0.09%     -0.12%
----------------------------------------------------------------------------------------------------
                                                 100.00%    100.00%    100.00%    100.00%    100.00%
  Allowance for loan losses                       -2.47%     -1.41%     -1.02%     -1.17%     -1.22%
----------------------------------------------------------------------------------------------------
      Loans, net                                  97.53%     98.59%     98.98%     98.83%     98.78%
====================================================================================================

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

                                                 Commercial                   Real Estate -
As of December 31, 2001                         & Financial    Agricultural   Construction
-------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
  Due in one year or less                       $     43,361  $       15,525  $      41,287
  Due after one year through five years               29,287           9,931         12,274
  Due after five years                                 7,845             972          9,925
-------------------------------------------------------------------------------------------
        Total                                   $     80,493  $       26,428  $      63,486
===========================================================================================

  Of the above loans maturing after one year,
    those with predetermined fixed rates        $     18,692  $        6,567  $      12,261
    those with floating or adjustable rates           18,440           4,336          9,938
-------------------------------------------------------------------------------------------
        Total maturing after one year           $     37,132  $       10,903  $      22,199
===========================================================================================

Nonperforming Loans
The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

As of December 31,                                   2001     2000    1999    1998    1997
-------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Loans accounted for on a nonaccrual basis           $10,581  $2,430  $2,395  $1,567  $  825
Accruing loans which are contractually past due
  90 days or more as to principal or interest
  payments                                            1,598     509     273     199     178
Loans not included above which are "troubled
  debt restructurings" as defined in SFAS No. 15          -       -       -       -       -
Other impaired loans                                      -   4,433       -       -       -
--------------------------------------------------  -------  ------  ------  ------  ------
      Total nonperforming loans                     $12,179  $7,372  $2,668  $1,766  $1,003
==================================================  =======  ======  ======  ======  ======

Total nonperforming loans increased $4.8 million, or 65.2%, since 2000. More than half of this increase is on a commercial real estate development line with a remaining balance of $2.7 million. This line was placed on nonaccrual status in September due to its delinquent status. In the fourth quarter of 2001, we took a $2 million write-down on the line due to a potential collateral deficiency. The liquidation of the underlying collateral is our primary source of repayment at this juncture.

Included in the schedule of nonperforming loans at December 31, 2000, were loans to one borrower categorized as "other impaired loans" with a net principal balance outstanding of approximately $4.4 million. These loans are conditionally guaranteed by the U. S. Department of Agriculture. However, these loans are considered by us to be impaired loans as defined in SFAS No. 114. During the fourth quarter of 2000, we charged-off the unguaranteed balances and established a reserve for interest accrued but uncollected through year end. Unable to come to resolution with the USDA during 2001, we foreclosed on the property, wrote the property down to fair value, placed the balance of the loans on nonaccrual status, and charged-off an additional $1 million leaving a remaining principal balance of $3.0 million at December 31, 2001. We have directed legal counsel to evaluate our position and submit a formal claim seeking final resolution with the USDA in 2002.

For the year ended December 31, 2001, the gross interest income that would have been recorded in the period had the above nonperforming loans been current in accordance with their original terms and had been outstanding throughout the year was approximately $1,109,000. The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2001 was approximately $59,500.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received unless and until the loan is returned to accrual status.

A potential problem loan is any loan which is not disclosed above as nonperforming, but where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms. As of December 31, 2001, there were approximately $1.7 million in loans not classified as nonperforming that management considered as potential problem loans.

SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31,                          2001       2000       1999       1998       1997
-------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
Balance at beginning of year                            $  8,185   $  5,037   $  5,172   $  4,996   $  4,570
Charge-offs:
  Commercial, financial and agricultural                   1,619        680        444        207         97
  Real estate - construction                               2,001        110         13          -          -
  Real estate - mortgage (commercial and residential)        538        393        191         45         36
  Installment loans to individuals and other loans           675        401        568        571        314
-------------------------------------------------------------------------------------------------------------
                                                           4,833      1,584      1,216        823        447
-------------------------------------------------------------------------------------------------------------
Recoveries:
  Commercial, financial and agricultural                      55         59         10         16         14
  Real estate - construction                                   -          -          -          -          -
  Real estate - mortgage (commercial and residential)         72         72          -         22         16
  Installment loans to individuals and other loans            66         51         86         58         50
-------------------------------------------------------------------------------------------------------------
                                                             193        182         96         96         80
-------------------------------------------------------------------------------------------------------------
  Net charge-offs                                          4,640      1,402      1,120        727        367
-------------------------------------------------------------------------------------------------------------
Additions provided to the allowance
  charged to operations                                   12,220      4,099        985        903        793
Allowance for loan losses of acquired bank                     -        451          -          -          -
-------------------------------------------------------------------------------------------------------------
Balance at end of year                                  $ 15,765   $  8,185   $  5,037   $  5,172   $  4,996
=============================================================================================================

Average balance of loans outstanding                    $616,156   $534,340   $467,149   $425,210   $390,496
=============================================================================================================

Ratio of net charge-offs during the year to average
  loans outstanding during the year                         0.75%      0.26%      0.24%      0.17%      0.09%
=============================================================================================================

Upon adoption of the new loan policy mentioned above, we began an intensive review of our loan portfolio to identify problem credits and potential problem credits not previously detected. To assist us in this process, we engaged an experienced, independent loan review team. At the same time, we had our annual examinations by our external auditors and the Federal Reserve, our primary federal regulatory agency. In the end, varying degrees of weakness in a significant amount of loans in our portfolio were discovered, and we recorded approximately $10.2 million in additional provisions in the fourth quarter to bring our allowance for loan losses to an adequate level. Approximately $7.2 million of that additional fourth quarter provision was required by the Federal Reserve.

The allowance for loan losses as a percentage of nonperforming loans was 129.44% at December 31, 2001, compared to 111.03% at December 31, 2000. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. With the new loan policy, we have begun a more comprehensive methodology in determining the adequacy of our allowance for loan losses. This new methodology is in line with SEC Staff Accounting Bulletin No. 102 and generally accepted accounting principles. This methodology includes an assessment for specific valuations on larger loan lines and nonperforming loans, and an assessment based more on environmental factors applied to other smaller homogenous groups of otherwise performing loans. The environmental factors considered in developing our loss measurements include:

     -    levels of and trends in delinquencies and impaired loans;
     -    levels of and trends in charge-offs and recoveries;
     -    trends in volume and terms of loans;
     - effects of any changes in risk selection and underwriting standards and other changes in lending policies, procedures, and practices;
     - experience, ability, and depth of lending management and other relevant staff;
     -    national and local economic trends and conditions;
     -    industry conditions; and
     -    effects of changes in credit concentrations.

Changes in the factors we use to determine the adequacy of the allowance, or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods.

Allocation of the Allowance for Loan Losses
We have allocated the allowance for credit losses according to the amount deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

The components of the allowance for credit losses for each of the past five years are presented below.

As of December 31,           2001             2000             1999             1998             1997
-----------------------------------------------------------------------------------------------------------
                             Percent of        Percent of        Percent of      Percent of      Percent of
                               Loans in          Loans in          Loans in        Loans in        Loans in
                               Category          Category          Category        Category        Category
                               to Total          to Total          to Total        to Total        to Total
                        Amount    Loans  Amount     Loans  Amount     Loans  Amount   Loans  Amount   Loans
-----------------------------------------------------------------------------------------------------------
                                                      (Dollars In Thousands)
Commercial, financial
  and agricultural      $ 2,823   16.7%  $ 1,203   16.5%  $   687   13.7%  $   742   14.3%  $   958   19.2%
Real estate -
  construction            1,572    9.9%      973    6.9%      324    6.4%      265    5.1%      237    4.7%
Real estate -
  mortgage                9,244   63.2%    4,779   64.7%    3,380   67.1%    3,498   67.7%    3,190   63.9%
Installment loans to
  Individuals             2,126   10.2%    1,230   11.9%      646   12.8%      667   12.9%      611   12.2%
Unallocated                   -                -                -                -                -
-----------------------------------------------------------------------------------------------------------
  Total                 $15,765  100.0%  $ 8,185  100.0%  $ 5,037  100.0%  $ 5,172  100.0%  $ 4,996  100.0%
===========================================================================================================

DEPOSITS

The following table summarizes average deposits and related weighted average rates of interest paid for each of the three years presented.

  For the Year Ended December 31,          2001               2000              1999
-----------------------------------------------------------------------------------------
                                     Amount    Rate     Amount    Rate     Amount   Rate
-----------------------------------------------------------------------------------------
                                                     (Dollars In Thousands)
  Noninterest-bearing demand        $ 74,884       -   $ 66,957       -   $ 64,000     -
  Interest-bearing demand            141,314    2.56%   116,661    2.88%   111,642  2.67%
  Savings                             34,535    2.12%    28,723    2.52%    30,267  2.66%
  Time                               443,486    6.09%   335,935    5.99%   294,673  5.47%
----------------------------------  --------  -------  --------  -------  --------  -----
      Total                         $694,219    4.52%  $548,276    4.44%  $500,582  3.98%
----------------------------------  --------  -------  --------  -------  --------  -----

The maturities of time deposits of $100,000 or more as of December 31, 2001 are summarized below.

                                   Amount (in thousands)
  ------------------------------------------------------
  Three months or less            $               45,612
  Over three through six months                   32,793
  Over six through twelve months                  51,200
  Over twelve months                              27,795
  ------------------------------------------------------
      Total                       $              157,400
  ======================================================

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet borrowing needs and deposit withdrawal requirements of our customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment. In addition, our liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional funding sources.

At December 31, 2001, our liquidity ratio was 17.3% and our dependency ratio was 12.1%, compared to 20.1% and 12.9%, respectively, at December 31, 2000. The decrease in our liquidity ratio from year to year is the result of our intentions during the second half of 2001 to reduce excess liquidity as interest rates declined. We are aware of no trends or events likely to result in a material change in our liquidity from year end.

Monitoring our loan-to-deposit ratio is another tool we use to assess our liquidity levels. For 2001 our average loan-to-deposit ratio was 88.8% compared to 97.5% in 2000. The decrease in this ratio is attributed to a 26.6% increase in average deposits compared to only a 15.3% increase in average loans.

Borrowings
We will often utilize external funding sources to fund growth and operations.
We utilize deposits, federal funds lines of credit with our correspondent banks, and customer repurchase agreements to provide liquidity and short-term funding, while long-term funding needs are met through advances from the FHLB and other borrowing arrangements. Our FHLB advances outstanding averaged $51.2 million during 2001. The advances outstanding at December 31, 2001 totaled $38.2 million with a weighted-average stated interest rate of 5.56%. Using our excess liquidity, we retired $21.1 million in FHLB advances as they came due during 2001.

On November 28, 2001, PAB Bankshares Capital Trust I ("PAB Trust") issued $10 million of Floating Rate Capital Securities, also referred to as "trust preferred securities". We formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the Capital Securities and investing the proceeds in Floating Rate Junior Subordinated Debentures issued by us. The interest rates on both the Capital Securities and the Debentures are reset semi-annually at LIBOR plus 3.75% (currently 6.007%) with a rate cap of 11.0% through December 8, 2006. We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust's obligations under the Capital Securities. PAB Trust's sole asset is the Debentures issued by us. The Debentures will mature on December 8, 2031, but are callable at par at our option in whole or in part anytime after December 8, 2006. The proceeds from the issuance of these trust preferred securities qualify as Tier 1 Capital under the risk-based capital guidelines established by the Federal Reserve.

We used the proceeds of the trust preferred securities to retire $7.7 million on a line of credit with The Bankers Bank of Atlanta, Georgia. Another $345,000 paid issuance costs, and the remaining $1.9 million of the proceeds was contributed in the form of capital to Park Avenue.

Investment Portfolio
The investment portfolio is another primary source of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $20.0 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flow from the investment portfolio.

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits, certain borrowing arrangements, and for other purposes. At December 31, 2001, approximately 50.4% of our $113.5 million investment portfolio was pledged as collateral to others.

Commitments of Capital
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. At December 31, 2001, we had outstanding commitments to extend credit through open lines of credit of approximately $61.7 million and outstanding standby letters of credit of approximately $4.2 million.

At December 31, 2001, we had an outstanding commitment to complete the construction of a $1.4 million operations center in Valdosta, Georgia. In addition, we intend to build a branch office in Hall County, Georgia during 2001. The estimated cost for this facility is approximately $1.5 million. Our plan is to fund both of these projects with cash provided from operations in 2002. Our cash flow from operations for the past three years has ranged between $9.5 and $11.3 million per year. In addition to cash flows from operations, we will have approximately $8 million in cash proceeds from the sale of our Richmond Hill office in January 2002 that could be used to fund these projects. There are no other binding commitments for material cash expenditures outstanding.

Stockholders' Equity
We strive to maintain a ratio of stockholders' equity to total assets that is adequate relative to industry standards. Our ratio of stockholders' equity to total assets was 7.6% at December 31, 2001, compared to 8.9% at December 31, 2000. The decrease in capital is the combined result of asset growth, a reduction in earnings, the payment of dividends, and a stock buyback plan. We are required to comply with capital adequacy standards established by our regulatory agencies. See the section titled "Capital Adequacy" under Supervision and Regulation in Item 1 of this document for more information on the regulatory capital adequacy standards.

The following table summarizes our regulatory capital ratios at December 31, 2001, 2000, and 1999.

                                                                             Minimum
                                                                          Regulatory
                                                   2001   2000   1999    Requirement
------------------------------------------------------------------------------------
Total Capital to Risk Weighted Assets              12.0%  12.5%  15.0%          8.0%
Tier 1 Capital to Risk Weighted Assets             10.8%  11.1%  14.0%          4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)   8.0%   8.7%  11.8%          4.0%
------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary component of a financial institution's profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. Our net interest income for 2001, on a tax equivalent basis, decreased $1.7 million, or 6.0%, from 2000. Total interest income for 2001, on a tax equivalent basis, increased $5.2 million, or 8.9%, from 2000. The increase in interest income is the net result of a $139.2 million, or 21.7%, increase in the volume of average earning assets held during 2001, offset by a 94 basis point drop in average yield earned on those assets. Total interest expense for 2001 increased $6.9 million, or 24.2%, from 2000.
The increase in interest expense is the net result of a $140.8 million, or 25.5%, increase in the volume of average interest-bearing liabilities outstanding during 2001, offset slightly by a 6 basis point drop in the average rate paid on those liabilities. The increase in volume is primarily from the purchase acquisition of the Ocala offices and growth from loan demand and deposit generation in our markets. The decline in rates is the effect of eleven separate interest rate cuts totaling 475 basis points perpetuated by the Federal Reserve during 2001 in setting their monetary policy.

The net interest margin is net interest income expressed as a percentage of
average earning assets.   Our net interest margin decreased from 4.52% in 2000
to 3.49% in 2001, a 103 basis point difference. For the year, our yield on average earning assets fell from 8.99% in 2000 to 8.05% in 2001, a 94 basis point drop. With most of our loan pricing based on the Prime Rate, the decrease in the yield on earning assets can be attributed to the Prime Rate falling in step with the short-term rates set by the Federal Reserve from 9.50% at December 31, 2000 to 4.75% at December 31, 2001. The impact of the interest rate cuts is most notable when comparing yields earned during the fourth quarters of 2001 and 2000. Our yield on earning assets for the fourth quarter fell from 9.12% in 2000 to 7.20% in 2001. Another factor affecting our net interest margin was our inability to reprice our fixed rate deposits and other borrowings as often as our earning assets repriced during much of 2001. This kept our cost of funds up during the falling rate environment. The average rate paid on interest-bearing liabilities only decreased by 6 basis points during 2001. Fortunately, if interest rates stabilize, approximately $127.5 million, or 29.6%, of our time deposits will either reprice at the lower market rates or roll off during the first quarter of 2002.

Net interest income for 2000, on a tax equivalent basis increased $2.3 million, or 8.4%, from 1999. This increase can be attributed to the $67.2 million, or 14.4%, increase in average loans outstanding. The average balance sheet for 2000 grew $65.0 million due to strong loan demand. We funded this loan growth by liquidating investments, offering promotional rate time deposits, and borrowing short-term advances from the FHLB. During 2000, our cost of funds increased by 55 basis points.

Net interest income for 1999, on a tax equivalent basis increased $1.6 million, or 6.4% from 1998. This increase can be attributed to the $22.6 million, or 4.1%, increase in average interest earning assets. The average balance sheet for 1999 grew $32.2 million, or 5.4%, due to loan demand. The net interest margin increased as our cost of funds decreased.

The table below illustrates the changes in the net interest margin over the past three fiscal years.

For the Year Ended December 31,                 2001                     2000                    1999
---------------------------------------------------------------------------------------------------------------
                                        Interest   Percent of    Interest   Percent of   Interest   Percent of
                                         Income/    Earning       Income/     Earning     Income/     Earning
                                         Expense     Assets       Expense     Assets      Expense     Assets
---------------------------------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
  Interest income                       $  62,715         8.04%  $  57,526        8.98%  $  49,495        8.58%
  Tax-equivalent adjustment                   101         0.01%        116        0.01%        129        0.02%
---------------------------------------------------------------------------------------------------------------
  Interest income, taxable equivalent      62,816         8.05%     57,642        8.99%     49,624        8.60%
  Interest expense                         35,600         4.56%     28,674        4.47%     22,906        3.97%
---------------------------------------------------------------------------------------------------------------
  Net interest income,
    taxable equivalent                  $  27,216         3.49%  $  28,968        4.52%  $  26,718        4.63%
===============================================================================================================

  Average Earning Assets                $ 780,120                $ 640,889               $ 576,729
===============================================================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision, we maintain an allowance for loan losses that we believe is adequate to absorb losses inherent in our loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance for loan losses.

On a quarterly basis, we analyze the allowance for loan losses, nonperforming loans, and net charge-offs to assess the adequacy of the allowance. At December 31, 2001, the allowance as a percent of total loans was 2.47%, compared to 1.41% at December 31, 2000. The ratio of nonperforming loans to total loans was 1.91% and 1.27% at December 31, 2001 and 2000, respectively. Net charge-offs as a percent of average loans were at 0.75% and 0.26% for the years ended December 31, 2001 and 2000, respectively.

The provision for loan losses increased $8.1 million, or 198%, in 2001, from $4.1 million to $12.2 million. Of the increase, $3.0 million was provided to replenish the allowance after write-downs were taken on some impaired loans in the fourth quarter. An additional $7.2 million was required to be recorded in 2001 by the examiners for the Federal Reserve after its initial examination of Park Avenue. Park Avenue became a member of the Federal Reserve System during the third quarter of 2001. The increased provisions were necessary to cover the rise in nonperforming loans, to keep pace with an increase in charge-offs, and to reserve for other weaknesses identified in the loan portfolio.

NONINTEREST INCOME

The following table summarizes noninterest income during the last three fiscal years.

For the Year Ended December 31,            2001                     2000                      1999
------------------------------------------------------------------------------------------------------
                                                       Percent                 Percent
                                                        Change                  Change
                                          Amount    2001 vs. 2000   Amount    2000 vs. 1999   Amount
------------------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)

  Service charges on deposit accounts     $ 5,575         43.6%     $ 3,881          6.9%     $ 3,630
  Mortgage origination fees                   702         59.9%         439        -22.8%         569
  Insurance commissions and fees              161        -46.7%         302         37.3%         220
  Brokerage commissions and fees              306        144.8%         125            -            -
  Other commissions and fees                  355         49.2%         238         88.9%         126
  Securities transactions, net              1,741      7,354.2%         (24)        29.4%         (34)
  Equity in earnings of Empire                590          4.8%         563        -17.3%         681
  Gain (loss) on disposal of assets           (24)        84.4%        (154)     -1500.0%          11
  Earnings on bank-owned life insurance       532        280.0%         140        -74.1%         541
  Gain (loss) on sale of Empire             1,462            -            -                         -
  Other                                       523        112.6%         246        -22.2%         316
------------------------------------------------------------------------------------------------------
      Total Noninterest Income            $11,923        107.1%     $ 5,756         -5.0%     $ 6,060
======================================================================================================

Noninterest income increased 107% in 2001, from $5.8 million to $11.9 million. As a percentage of average assets, noninterest income, excluding securities transactions and other non-recurring gains and losses, has been approximately 1.03%, 0.85%, and 0.97% for each of the last three fiscal years, respectively. Approximately $371,000, or 6%, of the overall increase is due to income generated in new markets during 2001. We consider our operations in McDonough, Richmond Hill, and Gainesville, Georgia and Ocala, Florida as new markets for 2001.

Service charges on deposit accounts increased 44% due primarily to fee income generated from an overdraft privilege product ("ODP") introduced in March 2001. ODP fees generated approximately $1.4 million additional income in 2001. This income is net of ODP losses of approximately $1.1 million. We do not anticipate generating as much ODP fee income or incurring as many losses in 2002 due to the implementation of more conservative limitations on the use of the product. Service charges on deposit accounts in the new markets amounted to $312,000 in 2001.

Mortgage origination fees increased nearly 60% in 2001 due to a rise in refinancing activity as interest rates fell during the year. If the demand for refinancing slows during 2002, we expect our mortgage origination fee income to decline as well.

Brokerage commissions increased nearly 145% in 2001 to $306,000. This is gross fee income generated through PAB Financial. PAB Financial began operations in late 1999, and although this operation is not independently profitable at this point, we do expect PAB Financial to generate more fee income going forward.

The increase in income in 2001 from securities transactions is primarily due to a gain of $1.7 million on the sale of stock in the Federal Home Loan Mortgage Corporation ("FHLMC") held by one of our subsidiary banks.

Our equity in the earnings of Empire increased approximately 5% in 2001. However, due to the sale of our 50% equity interest in Empire on November 30, 2001, there will be no further income contributed from this unconsolidated subsidiary. We recorded a gain of nearly $1.5 million on the sale.

Earnings on bank-owned life insurance increased 280% in 2001, from $140,000 to $532,000. The increase is due to the additional purchase of $6.3 million in bank-owned life insurance policies in December 2000.

NONINTEREST EXPENSE

The following table summarizes noninterest expenses during the last three fiscal years.

For the Year Ended December 31,           2001                     2000                      1999
---------------------------------------------------------------------------------------------------
                                                      Percent                 Percent
                                                       Change                  Change
                                         Amount    2001 vs. 2000   Amount   2000 vs. 1999   Amount
---------------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)
  Salaries and wages                     $12,648       36.6%      $ 9,259       11.8%      $ 8,278
  Employee benefits                        2,716       20.4%        2,256        1.7%        2,219
  Net occupancy expense of premises        1,580       35.6%        1,165       18.5%          983
  Furniture and equipment expense          2,553       47.4%        1,732       20.2%        1,441
  Amortization of intangible assets          409       13.6%          360        0.8%          357
  Advertising and business development       601       14.3%          526       37.1%          384
  Supplies and printing                      953       51.0%          631       23.2%          512
  Postage and courier                        613       33.6%          459       -1.7%          467
  Legal and accounting fees                  437       -7.0%          470        9.9%          427
  Outside consulting fees                    346      -20.8%          437       90.8%          229
  Director and committee fees                423      -25.5%          568       18.2%          481
  Merger and acquisition costs                 7      -85.7%           49      -90.8%          535
  Conversion costs                           313      -62.4%          833          -             -
  Other                                    3,723       18.9%        3,129       17.9%        2,653
--------------------------------------------------------------------------------------------------
    Total Noninterest Expense            $27,322       24.9%      $21,874       15.3%      $18,966
==================================================================================================

Noninterest expense increased 25% in 2001, from $21.9 million to $27.3 million. As a percentage of average assets, noninterest expense, excluding merger and acquisition costs, conversion costs, and other non-recurring charges discussed below, has been approximately 2.91%, 3.02%, and 2.93% for each of the last three fiscal years, respectively. Approximately $2.8 million, or 52%, of the overall increase is due to costs incurred in new markets during 2001. We consider our operations in McDonough, Richmond Hill, and Gainesville, Georgia and Ocala, Florida as new markets for 2001.

Salaries and employee benefits increased 33% in 2001, from $11.5 million to $15.4 million. Approximately $1.4 million of the increase is directly attributable to personnel costs in the new markets. Additional one-time charges amounting to $2.2 million related to the cancellation of two executives' employment agreements are also included in 2001. Other increases are the result of annual raises, promotions, health insurance premium increases, etc.

Occupancy and equipment expense increased nearly 43% in 2001, from $2.9 million to $4.1 million. Approximately $412,000 of the increase is directly attributable to the costs of maintaining premises and equipment in the new markets. Depreciation expense increased $601,000 in 2001 as a result of the $10.8 million in premises and equipment acquired in 2000 and 2001.

INCOME TAXES

Our pre-tax operating loss for 2001 of $103,000 resulted in a net tax benefit of $251,000. The net tax benefit is comprised of current taxes of $3.1 million offset by a $3.3 million deferred tax benefit. The deferred tax benefit results primarily from the timing difference between periods when the provision for loan losses is recorded on the books and when the actual loss is recorded and the tax deduction is allowed. No valuation allowance was recorded against these deferred tax assets as we expect to use their benefits within a reasonable period of time.

FOURTH QUARTER RESULTS

We had a net loss of $4.7 million, or $0.49 per share, for the fourth quarter of 2001, compared to a $0.06 loss per share in the fourth quarter of 2000. An $11.2 million provision for loan losses and one-time charges totaling $2.2 million in canceling two executive officers' employment contracts were the primary contributors to our operating loss during the quarter. These charges were offset by gains of $1.5 million on the sale of Empire and $1.7 million on the sale of FHLMC stock.

The net interest margin was 3.32% compared to 4.22% in 2000. The average yield on earning assets fell from 9.12% in 2000 to 7.20% in 2001. However, the average rate on interest-bearing liabilities improved from 5.60% in 2000 to 4.41% in 2001 as we continued to reprice or retire higher rate time deposits and FHLB advances.

IMPACT  OF  INFLATION

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through managing our interest rate sensitivity gap position, by periodically reviewing and adjusting our pricing of services to consider current costs, and through managing our dividend payout policy relative to our level of income.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. We adopted SFAS No. 133 on January 1, 2001, with no material impact on our financial condition or results of operations.

DELAYED ADOPTION OF FASB STATEMENT

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted for by the pooling-of-interests method in accordance with AFB Opinion No. 16, Business Combinations. SFAS No. 142 is required to be applied in years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets that management concludes has indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. Also, upon initial application, we are required to perform a transitional impairment test of all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units. Other intangible assets will continue to be amortized over their useful lives as determined at the date of initial application.

We will adopt SFAS No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $409,000 ($.04 per basic and diluted share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but we have not yet determined what effect those test will have on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to exposure to U.S. dollar interest rate changes and accordingly, we manage our exposure by considering the possible changes in the net interest margin. We do not engage in trading activity nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly held pass through securities. Finally, we have no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. The table below has two measures of gap; regulatory and management-adjusted. The regulatory gap considers only contractual maturities or repricings. The management-adjusted gap includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change. The management-adjusted gap indicates that we are highly asset sensitive in relation to changes in market interest rates in the short-term. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment. At December 31, 2001, our one-year management-adjusted gap ratio of 1.47 was outside of our policy guidelines, however, this exception to policy was mitigated by our strategy to position our balance sheet to benefit from an increase in interest rates. Also, our assumptions on prepayments speeds, based in part on the Mortgage Bankers Association's Refinancing Index that reached record high levels during the fourth quarter of 2001, may not be sustainable throughout the next twelve months.

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to an immediate 200 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis. As of year end, the simulation model projected net interest income would increase 19.3% over the next twelve months if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 14.4% over the next twelve months if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at year end. However, this exception was mitigated because a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.75%. If market rates fell by only 100 basis points, a more plausible scenario, our model projected net interest income to decrease 9.3% over the next twelve months.

  CUMULATIVE GAP ANALYSIS
                                     3-Month    6-Month    1-Year
--------------------------------------------------------------------
                                       (Dollars in Thousands)
  Regulatory Defined

  Rate Sensitive Assets (RSA)       $341,470   $382,333   $ 435,167
  Rate Sensitive Liabilities (RSL)   345,652    432,855     568,891
--------------------------------------------------------------------
  RSA minus RSL (Gap)               $ (4,182)  $(50,522)  $(133,724)

  Gap Ratio (RSA/RSL)                   0.99       0.88        0.76


  Management-Adjusted

  Rate Sensitive Assets (RSA)       $633,842   $703,298   $ 720,330
  Rate Sensitive Liabilities (RSL)   158,458    261,261     490,893
--------------------------------------------------------------------
  RSA minus RSL (Gap)               $475,384   $442,037   $ 229,437

  Gap Ratio (RSA/RSL)                   4.00       2.69        1.47

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL SUMMARY FOR 2001 AND 2000

                                                  Quarterly Period Ended
                                       March 31   June 30   September 30   December 31
----------------------------------------------------------------------------------------
                                            (In Thousands, Except Per Share Data)
Year Ended December 31, 2001:
  Interest income                      $  16,359  $ 16,410  $      15,453  $     14,492
  Interest expense                         9,412     9,479          8,876         7,833
----------------------------------------------------------------------------------------
    Net interest income                    6,947     6,931          6,577         6,659
  Provision for loan losses                  280       301            488        11,151
----------------------------------------------------------------------------------------
    Net interest income (loss)
      after provision for
      loan losses                          6,667     6,630          6,089        (4,492)
  Other income                             1,912     2,445          2,199         5,367
  Other expenses                           6,178     6,382          6,451         7,909
----------------------------------------------------------------------------------------
    Income (loss) before
      income taxes                         2,401     2,693          1,837        (7,034)
    Income tax (benefit)                     721       854            526        (2,352)
----------------------------------------------------------------------------------------
      Net income (loss)                $   1,680  $  1,839  $       1,311  $     (4,682)
========================================================================================

    Basic earnings (loss) per share    $    0.18  $   0.19  $        0.14  $      (0.49)
    Diluted earnings (loss) per share  $    0.18  $   0.19  $        0.14  $      (0.49)

  Year Ended December 31, 2000:
    Interest income                    $  13,473  $ 13,882  $      14,673  $     15,498
    Interest expense                       6,223     6,569          7,544         8,338
----------------------------------------------------------------------------------------
      Net interest income                  7,250     7,313          7,129         7,160
    Provision for loan losses                391       337            367         3,004
----------------------------------------------------------------------------------------
      Net interest income
        after provision for
        loan losses                        6,859     6,976          6,762         4,156
  Other income                             1,340     1,328          1,576         1,512
  Other expenses                           5,036     5,261          4,991         6,586
----------------------------------------------------------------------------------------
    Income (loss) before
      income taxes                         3,163     3,043          3,347          (918)
    Income tax (benefit)                   1,038     1,034          1,172          (335)
----------------------------------------------------------------------------------------
      Net income (loss)                $   2,125  $  2,009  $       2,175  $       (583)
========================================================================================

  Basic earnings (loss) per share      $    0.22  $   0.21  $        0.23  $      (0.06)
  Diluted earnings (loss) per share    $    0.22  $   0.21  $        0.23  $      (0.06)

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

We are responsible for the preparation of the financial statements, related financial data and other information in this Annual Report on Form 10-K. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this Report is consistent with the financial statements.

Our accounting system, which records, summarizes and reports financial transactions, is supported by an internal control structure which provides reasonable assurance that assets are safeguarded and that transactions are recorded in accordance with our policies and established accounting procedures. As an integral part of the internal control structure, we maintain a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal control structure.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with management, internal auditors and independent public accountants to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent public accountants and the internal auditors have access to the Audit Committee with or without management present.

The financial statements have been audited by Mauldin & Jenkins, LLC, independent public accountants, who rendered an independent opinion on our financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors. Their examination provides an objective assessment of the degree to which we meet our responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing the internal control structure to determine the timing and scope of audit procedures and performing selected tests of transactions and records as they deem appropriated. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

   Michael E. Ricketson        Donald J. Torbert, Jr.      Laura A. Hancock
   President and               Senior Vice President and   Vice President and
   Chief Executive Officer     Chief Financial Officer     Controller

                          INDEPENDENT AUDITOR'S REPORT

================================================================================

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

          We have audited the accompanying consolidated balance sheet of PAB Bankshares, Inc. and Subsidiaries as of December 31, 2001, and the related statements of income, comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PAB Bankshares, Inc. and Subsidiaries for each of the two years in the period ended December 31, 2000 were audited by other auditors, whose report dated January 26, 2001 expressed an unqualified opinion on those statements.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and Subsidiaries, as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/  MAULDIN  &  JENKINS,  LLC




Albany,  Georgia
April  3,  2002

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




/s/ Stewart, Fowler & Stalvey, P.C.
-----------------------------------


Valdosta, Georgia
January 26, 2001

                              PAB BANKSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2001 AND 2000

-----------------------------------------------------------------------------------------------

                                                                       2001           2000
                                                                   -------------  -------------
ASSETS
  Cash and due from banks                                          $ 28,188,779   $ 29,697,335
  Interest-bearing deposits in other banks                           15,940,115     13,414,020
  Federal funds sold                                                 24,205,000     43,415,000
  Investment securities, at fair value                              113,454,135     84,924,830

  Loans                                                             637,825,571    580,736,533
  Allowance for loan losses                                         (15,765,373)    (8,184,641)
                                                                   -------------  -------------
      Net loans                                                     622,060,198    572,551,892
                                                                   -------------  -------------

  Premises and equipment                                             23,508,083     22,380,725
  Goodwill and other intangible assets                                5,984,604      6,450,742
  Investment in unconsolidated subsidiary                                     -         57,639
  Cash value of bank-owned life insurance policies                    9,471,936      9,041,355
  Foreclosed assets                                                   1,311,933        566,518
  Other assets                                                       15,018,471     12,406,513
                                                                   -------------  -------------

       Total assets                                                $859,143,254   $794,906,569
                                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                            $ 81,493,517   $ 70,679,023
    Interest-bearing                                                638,904,142    566,500,715
                                                                   -------------  -------------
      Total deposits                                                720,397,659    637,179,738
                                                                   -------------  -------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                         15,708,621     12,165,591
  Advances from the Federal Home Loan Bank                           38,228,478     58,701,282
  Guaranteed preferred beneficial interests in debentures (trust
    preferred securities)                                            10,000,000              -
  Other borrowings                                                            -      7,667,280
  Other liabilities                                                   9,436,613      8,412,198
                                                                   -------------  -------------
      Total liabilities                                             793,771,371    724,126,089
                                                                   -------------  -------------

  Stockholders' equity:
    Preferred stock, no par value, 1,500,000 shares authorized,
      no shares issued                                                        -              -
    Common stock, no par value, 98,500,000 shares authorized,
      9,409,913 and 9,501,947 shares issued                           1,217,065      1,217,065
  Additional paid-in capital                                         28,657,351     29,754,284
  Retained earnings                                                  34,917,898     38,939,722
  Accumulated other comprehensive income                                579,569        869,409
                                                                   -------------  -------------
      Total stockholders' equity                                     65,371,883     70,780,480
                                                                   -------------  -------------

      Total liabilities and stockholders' equity                   $859,143,254   $794,906,569
                                                                   =============  =============

See accompanying notes to consolidated financial statements.

                                PAB BANKSHARES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

----------------------------------------------------------------------------------------------------

                                                                2001          2000          1999
                                                            ------------  ------------  ------------
INTEREST INCOME
  Interest and fees on loans                                $54,162,805   $51,045,640   $43,165,734
  Interest and dividends on investment securities:
    Taxable                                                   5,468,147     4,028,030     4,849,344
    Nontaxable                                                  197,206       226,732       249,259
  Other interest income                                       2,886,541     2,225,325     1,230,786
                                                            ------------  ------------  ------------
      Total interest income                                  62,714,699    57,525,727    49,495,123
                                                            ------------  ------------  ------------

INTEREST EXPENSE
  Interest on deposits                                       31,368,578    24,209,959    19,914,138
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                              550,840       668,246       484,993
  Interest on Federal Home Loan Bank advances                 3,212,932     3,796,126     2,507,423
  Other interest expense                                        468,029             -             -
                                                            ------------  ------------  ------------
      Total interest expense                                 35,600,379    28,674,331    22,906,554
                                                            ------------  ------------  ------------

      Net interest income                                    27,114,320    28,851,396    26,588,569

Provision for loan losses                                    12,220,250     4,098,663       985,188
                                                            ------------  ------------  ------------
      Net interest income after provision for loan losses    14,894,070    24,752,733    25,603,381
                                                            ------------  ------------  ------------

OTHER INCOME
  Service charges on deposit accounts                         5,574,871     3,880,560     3,629,687
  Other fee income                                            1,524,909     1,105,167       914,987
  Securities transactions, net                                1,740,720       (23,630)      (33,629)
  Equity in earnings of unconsolidated subsidiary               590,370       562,979       680,578
  Other noninterest income                                    2,492,190       231,290       868,477
                                                            ------------  ------------  ------------
      Total other income                                     11,923,060     5,756,366     6,060,100
                                                            ------------  ------------  ------------

OTHER EXPENSES
  Salaries and employee benefits                             15,364,051    11,515,415    10,496,961
  Occupancy expense of premises                               1,579,803     1,164,663       982,977
  Furniture and equipment expense                             2,552,914     1,731,930     1,440,998
  Amortization of goodwill and other intangibles                408,635       359,520       356,664
  Other noninterest expense                                   7,015,193     7,102,166     5,687,951
                                                            ------------  ------------  ------------
      Total other expenses                                   26,920,596    21,873,694    18,965,551
                                                            ------------  ------------  ------------

      Income (loss) before income tax expense (benefit)        (103,466)    8,635,405    12,697,930
Income tax expense (benefit)                                   (250,626)    2,908,808     4,005,054
                                                            ------------  ------------  ------------

      Net income                                            $   147,160   $ 5,726,597   $ 8,692,876
                                                            ============  ============  ============

EARNINGS PER COMMON SHARE:
  Basic                                                     $      0.02   $      0.60   $      0.90
                                                            ============  ============  ============
  Diluted                                                   $      0.02   $      0.60   $      0.89
                                                            ============  ============  ============

See accompanying notes to consolidated financial statements.

                                PAB BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

-------------------------------------------------------------------------------------------

                                                         2001         2000         1999
                                                     ------------  ----------  ------------
Net income                                           $   147,160   $5,726,597  $ 8,692,876

Other comprehensive income (loss):
  Unrealized holding gains (losses) arising during
    the period, net of tax (benefit) of $442,595;
    $531,975; and ($979,902)                             859,035    1,032,658   (1,616,553)
Reclassification adjustment for (gains) losses
  included in net income, net of (tax) benefit of
  ($591,845); $8,034; and $12,692                     (1,148,875)      15,596       20,937
                                                     ------------  ----------  ------------
                                                        (289,840)   1,048,254   (1,595,616)
                                                     ------------  ----------  ------------

        Comprehensive income (loss)                  $  (142,680)  $6,774,851  $ 7,097,260
                                                     ============  ==========  ============

See accompanying notes to consolidated financial statements.

                                        PAB BANKSHARES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

---------------------------------------------------------------------------------------------------------------------

                                                                                          ACCUMULATED
                                          COMMON STOCK         ADDITIONAL                    OTHER
                                     ----------------------    PAID-IN       RETAINED    COMPREHENSIVE
                                       SHARES    PAR VALUE     CAPITAL       EARNINGS    INCOME (LOSS)      TOTAL
                                     ----------  ----------  ------------  ------------  --------------  ------------

BALANCE, DECEMBER 31, 1998           9,604,027   $1,217,065  $31,095,359   $32,334,269   $   1,416,771   $66,063,464
  Net income                                 -            -            -     8,692,876               -     8,692,876
  Other comprehensive loss                   -            -            -             -      (1,595,616)   (1,595,616)
  Cash dividends declared, $.3875
    per share                                -            -            -    (3,339,028)              -    (3,339,028)
  Cash dividends declared by
    pooled companies                         -            -            -      (341,918)              -      (341,918)
  Dividends on preferred stock of
    subsidiaries                             -            -            -       (10,080)              -       (10,080)
  Stock issued to directors in lieu
    of fees                              9,503            -      114,630             -               -       114,630
  Stock options exercised                3,876            -       26,932             -               -        26,932
                                     ----------  ----------  ------------  ------------  --------------  ------------
BALANCE, DECEMBER 31, 1999           9,617,406    1,217,065   31,236,921    37,336,119        (178,845)   69,611,260
  Net income                                 -            -            -     5,726,597               -     5,726,597
  Other comprehensive income                 -            -            -             -       1,048,254     1,048,254
  Cash dividends declared, $.4325
    per share                                -            -            -    (4,122,994)              -    (4,122,994)
  Stock acquired and cancelled
    under stock repurchase plan       (119,616)           -   (1,512,152)            -               -    (1,512,152)
  Stock options exercised                4,157            -       29,515             -               -        29,515
                                     ----------  ----------  ------------  ------------  --------------  ------------
BALANCE, DECEMBER 31, 2000           9,501,947    1,217,065   29,754,284    38,939,722         869,409    70,780,480
  Net income                                 -            -            -       147,160               -       147,160
  Other comprehensive loss                   -            -            -             -        (289,840)     (289,840)
  Cash dividends declared, $.4400
    per share                                -            -            -    (4,168,984)              -    (4,168,984)
  Stock acquired and cancelled
    under stock repurchase plan       (123,534)           -   (1,293,808)            -               -    (1,293,808)
  Stock options exercised               31,500            -      196,875             -               -       196,875
                                     ----------  ----------  ------------  ------------  --------------  ------------
BALANCE, DECEMBER 31, 2001           9,409,913   $1,217,065  $28,657,351   $34,917,898   $     579,569   $65,371,883
                                     ==========  ==========  ============  ============  ==============  ============

See accompanying notes to consolidated financial statements.

                                   PAB BANKSHARES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

----------------------------------------------------------------------------------------------------------

                                                                   2001           2000           1999
                                                               -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $    147,160   $  5,726,597   $  8,692,876
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net                 2,674,847      2,019,426      1,842,249
    Provision for loan losses                                    12,220,250      4,098,663        985,188
    Provision for deferred taxes                                 (3,343,255)      (968,127)      (184,024)
    Net realized (gain) loss on securities transactions          (1,740,720)        23,630         33,629
    Net (gain) loss on disposal of assets                               839        153,817        (10,889)
    Gain on sale of interest in unconsolidated subsidiary        (1,461,739)             -              -
    Equity in earnings of unconsolidated subsidiary                (590,370)      (562,979)      (680,578)
    Dividends received from unconsolidated subsidiary               350,000        500,000        675,000
    Increase in cash value of bank-owned life insurance            (491,579)      (139,958)      (540,695)
    Increase in deferred compensation accrual                     1,156,175        176,877        381,764
    Increase in retirement and severance accruals                 1,436,388              -              -
    (Increase) decrease in interest receivable                      443,054       (969,909)      (604,525)
    Increase in interest payable                                     80,769        774,898        251,976
    (Increase) decrease in taxes receivable                         144,270       (892,703)       207,543
    Increase (decrease) in taxes payable                                  -       (340,497)       340,497
    Net change in other assets and other liabilities             (1,574,011)     1,679,617       (645,976)
                                                               -------------  -------------  -------------

      Net cash provided by operating activities                   9,452,078     11,279,352     10,744,035
                                                               -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits
    in other banks                                               (2,526,095)    (1,477,548)       197,536
  (Increase) decrease in federal funds sold                      19,210,000    (11,935,000)    (5,000,000)
  Activities on securities available for sale:
    Purchases                                                   (72,833,848)    (4,003,944)   (16,350,094)
    Proceeds from sales and calls                                16,468,305        103,933     12,842,700
    Proceeds from maturities and paydowns                        30,620,307     11,707,704     22,714,619
  Purchase of restricted and other equity securities             (1,637,600)      (163,500)      (345,800)
  Proceeds from redemption of restricted and
    other equity securities                                          85,000        456,200              -
  Net increase in loans                                         (63,674,464)   (65,053,345)   (55,344,190)
  Purchase of premises and equipment                             (3,332,730)    (7,437,686)    (2,343,484)
  Proceeds from disposal of assets                                1,799,167        924,785         16,318
  Proceeds from sale of interest in unconsolidated subsidiary     1,800,000              -              -
  Purchase of bank-owned life insurance polices                           -     (6,265,261)             -
  Proceeds from redemption of life insurance policies                60,998        511,031              -
  Net cash received in purchase acquisition of Friendship                 -      1,526,565              -
                                                               -------------  -------------  -------------

      Net cash used in investing activities                     (73,960,960)   (81,106,066)   (43,612,395)
                                                               -------------  -------------  -------------

                                    PAB BANKSHARES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

------------------------------------------------------------------------------------------------------------

                                                                     2001           2000           1999
                                                                 -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                       $ 83,217,921   $ 76,610,058   $ 12,116,855
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements                 3,543,030     (1,662,503)     7,664,829
  Advances from the Federal Home Loan Bank                            700,000     27,770,000     33,027,000
  Payments on Federal Home Loan Bank advances                     (21,172,804)   (29,180,958)   (11,972,483)
  Cash paid to former stockholders on acquisition of Friendship    (7,667,280)             -              -
  Proceeds on issuance of guaranteed preferred beneficial
    interests in debentures                                        10,000,000              -              -
  Dividends paid                                                   (4,179,108)    (4,054,117)    (3,367,049)
  Dividends paid by pooled companies                                        -              -       (452,214)
  Proceeds from the exercise of stock options                         196,875         29,515         26,932
  Acquisition of stock under stock repurchase plans                (1,293,808)    (1,512,152)             -
  Proceeds from the issuance of preferred stock in
    REIT subsidiaries                                                       -              -        126,000
  Costs capitalized on issuance of guaranteed preferred
    beneficial interest in debentures                                (344,500)             -              -
                                                                 -------------  -------------  -------------

      Net cash provided by financing activities                    63,000,326     67,999,843     37,169,870
                                                                 -------------  -------------  -------------

Net increase (decrease) in cash and due from banks                 (1,508,556)    (1,826,871)     4,301,510

Cash and due from banks at beginning of period                     29,697,335     31,524,206     27,222,696
                                                                 -------------  -------------  -------------

Cash and due from banks at end of period                         $ 28,188,779   $ 29,697,335   $ 31,524,206
                                                                 =============  =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the period for:
    Interest                                                     $ 35,519,610   $ 27,899,433   $ 22,654,578
                                                                 =============  =============  =============

    Taxes                                                        $  2,948,358   $  4,626,725   $  4,262,579
                                                                 =============  =============  =============

NONCASH INVESTING AND FINANCING TRANSACTIONS
  Increase (decrease) in unrealized gains on securities
    available for sale                                           $   (438,972)  $  1,597,178   $ (2,514,112)
                                                                 =============  =============  =============

  Purchase price and debt incurred on acquisition of Friendship  $          -   $  7,667,280   $          -
                                                                 =============  =============  =============

  Stock issued to directors in lieu of fees                      $          -   $          -   $    114,630
                                                                 =============  =============  =============

See accompanying notes to consolidated financial statements.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE  OF  BUSINESS

          PAB Bankshares, Inc, (the Company) is a financial holding company whose business is primarily conducted by its wholly-owned commercial bank subsidiaries (the Banks) listed below. Through the Banks, the Company offers a broad range of commercial and consumer banking products and services to customers located in the local market areas served by the Banks. The Company and the Banks are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies. Certain bank subsidiaries have been consolidated into the lead subsidiary, The Park Avenue Bank, in 2001 through a charter consolidation plan. The Company also plans to consolidate the remaining charters into The Park Avenue Bank in 2002.

     BANK SUBSIDIARY               BANKING LOCATIONS(# OF OFFICES)
     ---------------               -------------------------------

     The Park Avenue Bank          Valdosta, Lowndes County, Georgia (3)
                                   Lake Park, Lowndes County, Georgia (1)
                                   McDonough, Henry County, Georgia (1)
                                   Ocala, Marion County, Florida (2)
                                   Richmond Hill, Bryan County, Georgia (1)
                                   Adel, Cook County, Georgia (1)
                                   Gainesville, Hall County, Georgia (1 - a loan
                                     production office)
     First Community Bank of       Bainbridge, Decatur County,
     Southwest Georgia             Georgia (3)
                                   Cairo, Grady County, Georgia (1)
     Eagle Bank and Trust          Statesboro, Bulloch County, Georgia (2)
     Baxley Federal Bank           Baxley, Appling County, Georgia (1)
                                   Hazlehurst, Jeff Davis County, Georgia (1)

          In addition to the Banks, the Company owns an investment advisory services subsidiary, PAB Financial Services, LLC (PAB Financial). PAB Financial offers brokerage, insurance, annuity, and investment planning services to its customers from its offices in Valdosta, Georgia and Ocala, Florida.

         BASIS  OF  PRESENTATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         BASIS  OF  PRESENTATION  (CONTINUED)

          Certain items in the consolidated financial statements as of and for the years ended December 31, 2000 and 1999 have been reclassified, with no net effect on total assets, total stockholders' equity, or net income, in order to be consistent with the classifications adopted with the current year presentation.

          The principles that significantly affect the determination of financial position, results of operations and cash flows are summarized below.

         CASH  AND  DUE  FROM  BANKS

          For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased and securities sold under repurchase agreements, and deposits are reported net.

          The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         INVESTMENT  SECURITIES

          Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt and equity securities with readily determinable fair values are classified as available for sale and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Restricted and other equity securities without a readily determinable fair value are carried at cost and periodically evaluated for impairment. Included in restricted equity securities are the Banks' investments in Federal Reserve Bank stock and Federal Home Loan Bank stock.

          Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income. Gains and losses on the sale or call of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

         LOANS

          Loans are reported at their outstanding principal balances less unearned income, including deferred fees and costs on originated loans, and the allowance for loan losses. Interest income is accrued on the unpaid balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan.

          The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LOANS  (CONTINUED)

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

          The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

          A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

         PREMISES  AND  EQUIPMENT

          Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives.

                                                             YEARS
                                                             -----

          Buildings  and  improvements                       10-39
          Furniture,  fixtures  and  equipment                 3-7


         INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

          First Community Bank of Southwest Georgia owned a 50% equity interest in Empire Financial Services, Inc. of Milledgeville, Georgia (Empire), a commercial mortgage origination and servicing organization that serves various financial institutions throughout the southeastern United States, including the Banks. This investment was accounted for under the equity method. On November 30, 2001, the Company sold its entire interest in Empire to a third party for $1.8 million.

         FORECLOSED  ASSETS

          Foreclosed assets represent other real estate owned and other repossessions acquired through, or in lieu of, loan foreclosure or other proceedings. Foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated disposal costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME  TAXES

          Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         REAL  ESTATE  INVESTMENT  TRUSTS

          In 1999, the Company formed two real estate investment trusts (REIT's) and two intermediate REIT holding companies as subsidiaries of The Park Avenue Bank and First Community Bank of Southwest Georgia. The REIT's were established to realize state income tax benefits and to provide the two banks with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company's investment in the REIT's. To comply with Federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REIT's was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REIT's included in other liabilities was $126,000 as of December 31, 2001 and 2000.

         STOCK  COMPENSATION  PLANS

          Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

         INCOME  AND  EXPENSE  RECOGNITION

          Items of income and expense (including advertising costs) are recognized using the accrual basis of accounting, except for some immaterial amounts that are recognized when received or paid.

         EARNINGS  PER  SHARE

          Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE  INCOME  (LOSS)

          Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         RECENT  ACCOUNTING  DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
          (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management adopted SFAS No. 133 on January 1, 2001, with no material impact on the Company's financial condition or results of operations.

         DELAYED  ADOPTION  OF  FASB  STATEMENT

          In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted for by the pooling-of-interests method in accordance with APB Opinion No. 16, Business Combinations. SFAS No. 142 is required to be applied in years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets that management concludes has indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. Also, upon initial application, the Company is required to perform a transitional impairment test of all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units. Other intangible assets will continue to be amortized over their useful lives as determined at the date of initial application.

          The Company will adopt SFAS No., 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of $408,635 ($.04 per basic and diluted share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but has not yet determined what effect those test will have on the earnings and financial position of the Company.

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  BUSINESS  COMBINATIONS

          At the close of business on December 29, 2000, the Company consummated its merger with Friendship Community Bank (Friendship). This transaction was accounted for under the purchase method of accounting for business combinations. In an all cash transaction, the Company acquired 100% of Friendship's outstanding common stock for $7,667,280. The excess cost over the net assets acquired of Friendship amounted to $4,407,434.

          Following is a summary of the assets acquired and liabilities assumed in connection with the Friendship business combination.

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

          Since this transaction became effective after the last business day of the year, none of the results of operations for Friendship are included in the Company's consolidated statements of income for the years ended December 31, 2000 and 1999. The following unaudited summary information presents the consolidated results of operations of the Company on a pro forma basis, as if Friendship had been acquired on January 1, 2000. The pro forma summary information does not necessarily reflect the results of operations that would have occurred, if the acquisitions had occurred at the beginning of the period presented, or of the results which may occur in the future.

  Interest income                $60,672,394
  Interest expense                30,060,828
                                 -----------
  Net interest income             30,611,566
  Provision for loan losses        4,134,663
  Noninterest income               6,030,674
  Noninterest expense             23,545,687
                                 -----------
  Income before income taxes       8,961,890
  Income tax expense               3,034,476
                                 -----------
  Net income                     $ 5,927,414
                                 ===========

  Net income per share           $      0.62
                                 ===========
  Net income per share, diluted  $      0.62
                                 ===========

          In 2001, Friendship's Florida bank charter was surrendered and Friendship became a Florida branch of The Park Avenue Bank.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.  INVESTMENT  SECURITIES

          The amortized cost and approximate fair values of the investment portfolio are summarized as follows:

                                                    GROSS       GROSS
                                     AMORTIZED    UNREALIZED  UNREALIZED     FAIR
                                        COST        GAINS       LOSSES       VALUE
                                    ------------  ----------  ----------  ------------
  December 31, 2001:
    U. S. Government and
      agency securities             $ 55,463,937  $1,062,488  $ (22,541)  $ 56,503,884
    State and municipal securities     4,994,307      61,087    (55,659)     4,999,735
    Mortgage-backed securities        32,270,575     222,102   (293,656)    32,199,021
    Corporate debt securities          8,398,990       2,399    (12,593)     8,388,796
    Marketable equity securities       4,912,193     121,763   (207,036)     4,826,920
    Restricted and other equity
      securities                       6,535,779           -          -      6,535,779
                                    ------------  ----------  ----------  ------------
                                    $112,575,781  $1,469,839  $(591,485)  $113,454,135
                                    ============  ==========  ==========  ============
December 31, 2000:
  U. S. Government and
    agency securities               $ 51,246,474  $   44,522  $(260,411)  $ 51,030,585
  State and municipal securities       4,964,322      21,610    (18,410)     4,967,522
  Mortgage-backed securities          21,274,968      72,954   (220,961)    21,126,961
  Marketable equity securities         1,138,561   1,881,268   (203,246)     2,816,583
  Restricted and other equity
    securities                         4,983,179           -          -      4,983,179
                                    ------------  ----------  ----------  ------------
                                    $ 83,607,504  $2,020,354  $(703,028)  $ 84,924,830
                                    ============  ==========  ==========  ============

          Included in restricted and other equity securities at December 31, 2001 and 2000, are the Banks' holdings of stock in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta of $4,374,800 and $3,822,200, respectively.

          The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Equity securities have a perpetual life and no stated maturity. Therefore these securities are not included in the maturity categories in the following maturity summary.

                                              AMORTIZED       FAIR
                                                COST         VALUE
                                            ------------  ------------
    Due in one year or less                 $ 19,325,299  $ 19,466,691
    Due from one year to five years           20,827,427    21,365,868
    Due from five to ten years                26,865,135    27,274,715
    Due after ten years                        1,839,373     1,785,141
    Mortgage-backed securities                32,270,575    32,199,021
    Marketable equity securities               4,912,193     4,826,920
    Restricted and other equity securities     6,535,779     6,535,779
                                            ------------  ------------
                                            $112,575,781  $113,454,135
                                            ============  ============

Securities with a carrying value of approximately $57,160,000 and $51,976,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, certain borrowing arrangements, and for other purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  3. INVESTMENT  SECURITIES  (CONTINUED)

          Gains and losses on sales and calls of securities available for sale for the years ended December 31, 2001, 2000, and 1999 consist of the following:

                                              2001        2000       1999
                                           -----------  ---------  ---------
  Gross gains on securities transactions   $1,740,846   $  2,886   $  7,827
  Gross losses on securities transactions        (126)   (26,516)   (41,456)
                                           -----------  ---------  ---------
    Net realized gain (loss) on
      securities transactions              $1,740,720   $(23,630)  $(33,629)
                                           ===========  =========  =========

NOTE  4. LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES

          The composition of the loan portfolio as of December 31, 2001 and 2000 is summarized as follows:

                                                           2001           2000
                                                       -------------  -------------
  Commercial and financial                             $ 80,492,791   $ 72,942,398
  Agricultural                                           26,428,296     23,063,510
  Real estate - construction                             63,486,438     40,129,922
  Real estate - mortgage (commercial and residential)   402,988,101    376,000,100
  Installment loans to individuals and other loans       64,212,067     68,544,419
  Overdrafts                                                593,604        335,019
                                                       -------------  -------------
                                                        638,201,297    581,015,368
  Unearned income, net                                     (375,726)      (278,835)
                                                       -------------  -------------
                                                        637,825,571    580,736,533
  Allowance for loan losses                             (15,765,373)    (8,184,641)
                                                       -------------  -------------
                                                       $622,060,198   $572,551,892
                                                       =============  =============

          Changes in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                          2001          2000          1999
                                      ------------  ------------  ------------
Balance, beginning of year            $ 8,184,641   $ 5,037,074   $ 5,171,905
  Provision charged to operations      12,220,250     4,098,663       985,188
  Loans charged-off                    (4,832,799)   (1,583,833)   (1,216,662)
  Recoveries                              193,281       182,292        96,643
  Purchase acquisition of Friendship            -       450,445             -
                                      ------------  ------------  ------------
Balance, end of year                  $15,765,373   $ 8,184,641   $ 5,037,074
                                      ============  ============  ============

          At December 31, 2001 and 2000, the total recorded investment in impaired loans amounted to approximately $10,581,000 and $6,451,000, respectively. These loans had a related allowance for loan losses of approximately $4,819,000 and $1,303,000 at December 31, 2001 and 2000,
          respectively. The average recorded investment in impaired loans during 2001, 2000 and 1999 was approximately $8,839,000, $2,486,000, and
          $1,981,000, respectively. Interest income recognized on impaired loans for cash payments received in 2001, 2000, and 1999 was approximately $59,500, $115,000, and $117,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  4. LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES  (CONTINUED)

          In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

Balance, beginning of year                        $ 19,108,106
  Advances                                           6,199,184
  Repayments                                        (1,247,224)
  Transactions due to changes in related parties   (11,137,272)
                                                  -------------
Balance, end of year                              $ 12,922,794
                                                  =============

NOTE  5. PREMISES  AND  EQUIPMENT

          Premises and equipment as of December 31, 2001 and 2000 are summarized as follows:

                                         2001          2000
                                     ------------  ------------
  Land                               $ 4,572,447   $ 4,610,555
  Buildings and improvements          16,636,114    14,407,290
  Furniture, fixtures and equipment   11,106,285     9,648,889
  Construction in progress               158,862       486,236
                                     ------------  ------------
                                      32,473,708    29,152,970
  Less accumulated depreciation       (8,965,625)   (6,772,245)
                                     ------------  ------------
                                     $23,508,083   $22,380,725
                                     ============  ============

          Depreciation expense amounted to $2,190,192, $1,588,796, and $1,412,249, for the years ended December 31, 2001, 2000, and 1999, respectively.

          With the exception of the main banking office in Ocala, Florida, the Company owns and operates all of its banking offices. The leased Ocala office is under a five-year agreement for a base amount plus an annual indexed adjustment. During 2002, the Company will pay $86,820 to lease the property. The agreement will expire at the end of May 2003.

          At December 31, 2001, the Company had an operations building under construction in Valdosta, Georgia. The Company is committed to complete this project during 2002 for a total cost of approximately $1,355,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  6.  DEPOSITS

          Interest-bearing deposits as of December 31, 2001 and 2000 are summarized as follows:

                               2001          2000
                           ------------  ------------
  Interest-bearing demand  $171,769,563  $125,714,275
  Savings                    36,284,941    32,859,370
  Time, $100,000 and over   157,400,594   136,786,504
  Other time                273,449,044   271,140,566
                           ------------  ------------
                           $638,904,142  $566,500,715
                           ============  ============

          Interest expense on deposits for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                              2001         2000         1999
                           -----------  -----------  -----------
  Interest-bearing demand  $ 3,623,765  $ 3,357,422  $ 2,977,692
  Savings                      732,517      724,968      805,384
  Time, $100,000 and over    8,875,059    6,872,195    4,707,018
  Other time                18,137,237   13,255,374   11,424,044
                           -----------  -----------  -----------
                           $31,368,578  $24,209,959  $19,914,138
                           ===========  ===========  ===========

          The scheduled maturities of time deposits at December 31, 2001 are as follows:

YEAR                             AMOUNT
----                          ------------
2002                          $350,419,590
2003                            50,505,195
2004                            10,418,195
2005                            15,461,688
2006                             3,322,053
Thereafter                         722,917
                              ------------
                               430,849,638
                              ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  SECURITIES  SOLD  UNDER  REPURCHASE  AGREEMENTS

          Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to a week from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2001 and 2000 were $15,708,621 and $12,165,591, respectively.


NOTE 8.  ADVANCES  FROM  THE  FEDERAL  HOME  LOAN  BANK

          Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (FHLB) as of December 31, 2001 and 2000.

                                                                2001         2000
                                                             -----------  -----------
  Advances with interest at adjustable rates,
    ranging from 1.91% to 2.17% at December 31, 2001,
    due at various dates from May 2003 to
    September 2009.                                          $ 5,541,580  $ 5,541,580
  Amortizing advances with interest at fixed rates,
    ranging from 5.20% to 7.24% at December 31, 2001,
    due in varying amounts and at various intervals through
    August 2010.                                               3,536,898    5,239,702
  Advances with interest at fixed rates, ranging from 5.74%
    to 6.51% at December 31, 2001, due at various dates
    from February 2002 to February 2006.                       2,050,000   20,820,000
  Advances with interest at fixed rates, ranging from 5.46%
    to 6.77% at December 31, 2001, convertible to
    variable rates at the option of the FHLB, due at
    various dates from March 2003 to March 2010.              27,100,000   27,100,000
                                                             -----------  -----------
                                                             $38,228,478  $58,701,282
                                                             ===========  ===========

          The Banks have pledged qualifying residential real estate mortgage loans as collateral on the advances from the FHLB.

          Contractual maturities of the advances from the FHLB at December 31, 2001 are as follows:

YEAR                             AMOUNT
----                          -----------
2002                          $ 2,283,071
2003                           12,756,503
2004                              505,059
2005                            3,030,288
2006                            1,038,771
Thereafter                     18,614,786
                              -----------
                               38,228,478
                              ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.  GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  DEBENTURES

          On November 28, 2001, PAB Bankshares Capital Trust I (PAB Trust) issued $10 million of Floating Rate Capital Securities, also referred to as "trust preferred securities". The Company formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the Capital Securities and investing the proceeds in Floating Rate Junior Subordinated Debentures issued by the Company. The interest rate on both the Capital
          Securities and the Debentures is reset semi-annually at LIBOR plus 3.75% (currently 6.007%) with a rate cap of 11.0% through December 8, 2006. The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust's obligations under the Capital Securities. PAB Trust's sole asset is the Debentures issued by the Company. The Debentures will mature on December 8, 2031, but are callable at par by the Company in whole or in part anytime after December 8, 2006. The proceeds from the issuance of these Capital Securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.


NOTE 10. OTHER  BORROWINGS

          At December 31, 2000, the Company owed $7,667,280 to the former stockholders of Friendship (see Note 2). During 2001, the Company used the line of credit described below to finance 100% of this acquisition.

          On August 31, 2000, the Company obtained a 3-year, $15 million line of credit with The Bankers Bank of Atlanta, Georgia, for the purpose of providing operating capital and to finance potential purchase acquisitions. The Company had not drawn on the line of credit prior to the acquisition of Friendship. On November 28, 2001, the Company paid off and closed this line of credit with the proceeds from the Debentures described in Note 9.

NOTE 11. INCOME  TAXES

          The components of income tax expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

                2001         2000         1999
            ------------  -----------  -----------
  Current   $ 3,092,629   $3,876,935   $4,189,078
  Deferred   (3,343,255)    (968,127)    (184,024)
            ------------  -----------  -----------
            $  (250,626)  $2,908,808   $4,005,054
            ============  ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11. INCOME  TAXES  (CONTINUED)

          The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2001, 2000 and 1999 follows.

                                             2001        2000         1999
                                          ----------  -----------  -----------

  Tax at statutory rate                   $ (35,178)  $2,936,038   $4,317,296
    Increase (decrease) resulting from:
      State income tax, net of
        Federal tax benefit                       -            -      172,459
      Tax exempt interest and dividend
        exclusion                          (229,875)    (270,909)    (358,884)
      Amortization of goodwill              118,681       43,755       43,746
      Increase in cash value of bank-
        owned life insurance policies      (162,369)     (46,177)    (196,283)
      Deferred tax adjustment               (36,847)     159,422            -
      Prior year accrual differences         61,459      123,174            -
      Other items, net                       33,503      (36,495)      26,720
                                          ----------  -----------  -----------
        Income tax expense (benefit)      $(250,626)  $2,908,808   $4,005,054
                                          ==========  ===========  ===========

          The components of deferred income taxes at December 31, 2001 and 2000 are as follows:

                                                       2001        2000
                                                    ----------  ----------
  Deferred tax assets:
    Allowance for loan losses                       $5,257,913  $2,524,297
    Purchase accounting adjustments                    390,779     525,954
    Deferred compensation                              620,439     218,788
    Accrued severance payable                          505,372           -
    Reserve for uncollectible interest                 225,375     109,820
                                                    ----------  ----------
                                                     6,999,878   3,378,859
                                                    ----------  ----------
  Deferred tax liabilities:
    Premises and equipment                             740,118     577,652
    Deferred loan origination cost                     322,229     187,965
    Unrealized gain on securities available for sale   298,639     447,889
    Core deposit intangible                                  -       6,520
    Other                                                    -      12,446
                                                    ----------  ----------
                                                     1,360,986   1,232,472
                                                    ----------  ----------

        Net deferred tax assets                     $5,638,892  $2,146,387
                                                    ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12. EMPLOYEE  BENEFIT  PLANS

          The Company provides an employee 401(k) profit sharing plan for qualified employees. The 401(k) plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for nonelective and discretionary profit sharing contributions to be made at the sole discretion of the Board of Directors. Approximately 3.5% of the participants' eligible compensation was accrued as the discretionary profit sharing contributions for 2001, 2000, and 1999. All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed twelve months of employment with a minimum of 1,000 hours. Aggregate expense under the plan charged to operations during 2001, 2000, and 1999 amounted to approximately $553,000, $595,000, and $433,000, respectively.


NOTE 13. DEFERRED  COMPENSATION  AND  RETIREMENT  PLANS

          In years past, the Company and the Banks entered into separate deferred compensation arrangements with certain officers. The plans called for the deferred compensation to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer. The estimated present value of the deferred compensation has been accrued over each officer's remaining expected term of active employment. The Banks purchased life insurance policies that they intend to use to finance this liability. The accrued liability related to deferred compensation plans was $1,824,000 and $644,000 at December 31, 2001 and 2000, respectively. In 2001, the Board of Directors elected to terminate these plans. At that time, the Company incurred a one-time cost of approximately $898,000 to fully fund the remaining liability covering two executive officers that retired at the end of the year. Aggregate expense under the deferred compensation plans charged to salaries and employee benefits expense were approximately $1,156,000 (including the $898,000 expense for the two retiring executive officers), $177,000 and $382,000 during 2001, 2000 and 1999, respectively.

          In 2001, the Company entered into separate retirement agreements with two executive officers that effectively terminated their existing employment agreements and committed to pay each officer a 3-year severance package beginning in January 2002. The Company accrued approximately $1,291,000 representing the net present value of these future obligations with the expense included in salaries and employee benefits for the year ended December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14. OTHER  INCOME  AND  EXPENSES

          Other fee income for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                     2001        2000       1999
                                  ----------  ----------  --------
  Mortgage origination fees       $  702,329  $  439,327  $569,121
  Insurance commissions and fees     161,015     302,277   219,893
  Brokerage commissions and fees     306,322     125,241         -
  Other fee income                   355,243     238,322   125,973
                                  ----------  ----------  --------
    Total other fee income        $1,524,909  $1,105,167  $914,987
                                  ==========  ==========  ========

          Other noninterest income for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                                  2001         2000       1999
                                               -----------  ----------  --------
  Earnings on bank-owned life insurance        $  525,181   $ 139,958   $540,695
  Gain (loss) on disposal of assets                  (839)   (153,817)    10,889
  Gain on sale of interest in unconsolidated
    subsidiary (Empire)                         1,461,739           -          -
  Other noninterest income                        506,109     245,149    316,893
                                               -----------  ----------  --------
     Total other noninterest income            $2,492,190   $ 231,290   $868,477
                                               ===========  ==========  ========

          Other noninterest expense for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                           2001        2000        1999
                                        ----------  ----------  ----------
  Advertising and business development  $  601,045  $  526,016  $  383,687
  Supplies and printing                    953,385     630,892     512,247
  Postage and courier                      613,213     459,059     467,113
  Legal and accounting fees                436,915     469,549     427,428
  Outside consulting fees                  346,324     436,647     228,875
  Director and committee fees              422,560     568,296     480,640
  Merger and acquisition costs               7,494      49,292     534,523
  Conversion and consolidation costs       312,933     833,139           -
  Other noninterest expenses             3,321,324   3,129,276   2,653,438
                                        ----------  ----------  ----------
    Total other noninterest expense     $7,015,193  $7,102,166  $5,687,951
                                        ==========  ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15. EARNINGS  PER  COMMON  SHARE

          The components used to calculate basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                              2001        2000        1999
                                           ----------  ----------  ----------
  Basic earnings per share:
    Net income                             $  147,160  $5,726,597  $8,692,876
                                           ----------  ----------  ----------
    Weighted average common shares
      outstanding                           9,482,709   9,528,387   9,612,634
                                           ----------  ----------  ----------

    Earnings per common share              $     0.02  $     0.60  $     0.90
                                           ==========  ==========  ==========

  Diluted earnings per share:
    Net income                             $  147,160  $5,726,597  $8,692,876
                                           ----------  ----------  ----------
    Weighted average common shares
      outstanding                           9,482,709   9,528,387   9,612,634
    Effect of dilutive stock options           67,371      70,403     136,528
                                           ----------  ----------  ----------
    Weighted average diluted common
      shares outstanding                    9,550,080   9,598,790   9,749,162
                                           ----------  ----------  ----------

    Earnings per common share              $     0.02  $     0.60  $     0.89
                                           ==========  ==========  ==========

NOTE 16. DIRECTORS  DEFERRED  STOCK  PURCHASE  PLAN

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


NOTE 17. DIVIDEND  REINVESTMENT  AND  COMMON  STOCK  PURCHASE  PLAN

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 18. STOCK  OPTION  PLANS

          The Company has two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant. Both plans provide for "incentive stock options" and "non-qualified stock options". The incentive stock options are intended to qualify under
          Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1994 Employee Stock Option Plan, the Company's stockholders authorized the Board of Directors to grant up to 399,750 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. Under the 1999 Stock Option Plan, the Company's stockholders authorized the Board of Directors to grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.

          A summary of the status of the two fixed plans at December 31, 2001, 2000, and 1999 and changes during the years ended on those dates is as follows:

                                       2001                   2000                  1999
                               ---------------------  ---------------------  --------------------
                                           WEIGHTED-              WEIGHTED-             WEIGHTED-
                                             AVERAGE                AVERAGE               AVERAGE
                                            EXERCISE               EXERCISE              EXERCISE
                                  NUMBER       PRICE     NUMBER       PRICE     NUMBER      PRICE
                               ---------  ----------  ---------  ----------  --------  ----------
Under option, beginning
  of year                       523,650   $    11.58   440,157   $    11.19  347,103   $     8.76
  Granted                       288,750        10.19    88,950        13.40  121,750        16.84
  Exercised                     (31,500)        6.25    (4,157)        7.10   (3,876)        6.95
  Forfeited                     (49,265)       12.25    (1,300)       16.09  (24,820)        9.21
                               ---------  ----------  ---------  ----------  --------  ----------
Under option, end of year       731,635   $    11.22   523,650   $    11.58  440,157   $    11.19
                               =========  ==========  =========  ==========  ========  ==========

Exercisable at end of year      355,290   $    11.13   305,929   $    10.68  246,959   $    10.62
                               =========  ==========  =========  ==========  ========  ==========

Weighted-average fair value
  per option of options
  granted during year                     $     2.69             $     4.53            $     6.59
                                          ==========             ==========            ==========

          A further summary of the options outstanding at December 31, 2001 is as follows:

                        OPTIONS  OUTSTANDING        OPTIONS EXERCISABLE
                  --------------------------------  -------------------
                             WEIGHTED-    WEIGHTED-           WEIGHTED-
                              AVERAGE     AVERAGE              AVERAGE
    RANGE OF                CONTRACTUAL   EXERCISE            EXERCISE
EXERCISE PRICES    NUMBER  LIFE IN YEARS   PRICE     NUMBER    PRICE
----------------  --------------------------------  -------------------
$   6.25 - 9.38   184,700           6.47  $   7.74   98,500  $     6.31
    9.63 - 10.20  129,200           5.16     10.06  112,674       10.06
   10.60 - 10.60  155,305           9.74     10.60        -           -
   10.71 - 15.88  146,680           7.23     12.80   51,976       12.78
   16.25 - 23.13  115,750           7.52     16.93   92,140       16.66
                  -------                           -------
                  731,635           7.25     11.22  355,290       11.13
                  =======                           =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 18.  STOCK  OPTION  PLANS  (CONTINUED)

          The Company applies Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999.

                                   2001                      2000                      1999
                        -------------------------  ------------------------  ------------------------
                                         BASIC                    BASIC                      BASIC
                             NET        EARNINGS       NET       EARNINGS       NET        EARNINGS
                           INCOME      PER SHARE     INCOME      PER SHARE     INCOME      PER SHARE
                        ------------  -----------  -----------  -----------  -----------  -----------

As reported             $   147,160   $     0.02   $5,726,597   $     0.60   $8,692,876   $     0.90
  Stock based
    compensation, net of
    related tax effect     (324,816)       (0.04)    (287,254)       (0.03)    (741,218)       (0.07)
                        ------------  -----------  -----------  -----------  -----------  -----------
  As adjusted           $  (177,656)  $    (0.02)  $5,439,343   $     0.57   $7,951,658   $     0.83
                        ============  ===========  ===========  ===========  ===========  ===========


                                   2001                      2000                      1999
                        -------------------------  ------------------------  ------------------------
                                        DILUTED                  DILUTED                   DILUTED
                             NET        EARNINGS       NET       EARNINGS       NET        EARNINGS
                           INCOME      PER SHARE     INCOME      PER SHARE     INCOME      PER SHARE
                        ------------  -----------  -----------  -----------  -----------  -----------

As reported             $   147,160   $     0.02   $5,726,597   $     0.60   $8,692,876   $     0.89
  Stock based
    compensation, net of
    related tax effect     (324,816)       (0.04)    (287,254)       (0.03)    (741,218)       (0.07)
                        ------------  -----------  -----------  -----------  -----------  -----------
  As adjusted           $  (177,656)  $    (0.02)  $5,439,343   $     0.57   $7,951,658   $     0.82
                        ============  ===========  ===========  ===========  ===========  ===========

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                       2001       2000       1999
                                     ---------  ---------  ---------
  Risk-free interest rate                5.01%      5.24%      5.39%
  Expected life of the options       10 years   10 years   10 years
  Expected dividends (as a percent
    of the fair value of the stock)      4.40%      4.69%      2.50%
  Expected volatility                   32.56%     45.62%     34.20%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 19. STOCK  REPURCHASE  PLAN

          In June 1999, the Board of Directors approved a stock repurchase plan whereby management was authorized to buy back and cancel up to 75,000 shares of the Company's common stock from the open market. In March 2000, the Board approved to buy back and cancel an additional 50,000 shares of the Company's common stock. In January 2001, the Board approved to buy back and cancel another additional 125,000 shares of the Company's common stock. During 2000, the Company acquired and canceled 119,616 shares of common stock for a total cost of $1,512,152. During 2001, the Company acquired and canceled 123,534 shares of common stock for a total cost of $1,293,808. A balance of 6,850 shares remained available from the plans for repurchase at December 31, 2001.


NOTE 20. COMMITMENTS  AND  CONTINGENT  LIABILITIES

          The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company's commitments as of December 31, 2001 and 2000 are as follows:

                                   2001         2000
                                -----------  -----------
  Commitments to extend credit  $61,674,000  $58,371,000
  Standby letters of credit     $ 4,189,000  $ 1,083,000

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  21. CONCENTRATIONS  OF  CREDIT

          The Company originates commercial, agricultural, residential, and consumer loans to customers primarily in southern Georgia, south-metro Atlanta, and central Florida. The ability of the majority of the Company's customers to honor their contractual obligations is dependent on the local economies in the geographical areas served by the Company.

          As of December 31, 2001, approximately 73% of the Company's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Company's primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's market areas. The other significant concentrations of credit by type of loan are set forth in
          Note  4.


NOTE 22. REGULATORY  MATTERS

          The Banks are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, approximately $2,736,000 of the Banks' retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets as set forth in the table below. Management believes, as of December 31, 2001, the Company and the Banks meet all capital adequacy requirements to which they are subject.

          As of March 31, 2002, the most recent notification from the regulatory authorities categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 22. REGULATORY  MATTERS  (CONTINUED)

          The actual capital amounts and ratios for the Company and its lead bank, The Park Avenue Bank, are presented in the following table. All amounts have been rounded to the nearest thousand.

                                                                         TO BE WELL
                                                                      CAPITALIZED UNDER
                                                     FOR  CAPITAL     PROMPT  CORRECTIVE
                                   ACTUAL         ADEQUACY  PURPOSES  ACTION  PROVISIONS
                            -------------------  -------------------  -------------------
                              AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                            -----------  ------  -----------  ------  -----------  ------
As of December 31, 2001:
  Total Capital
  to Risk Weighted Assets:
    Consolidated            $76,954,000   12.0%  $51,265,000    8.0%      - N/A -
    The Park Avenue Bank    $34,247,000    9.2%  $29,853,000    8.0%  $37,316,000   10.0%

  Tier 1 Capital
  to Risk Weighted Assets:
    Consolidated            $68,848,000   10.7%  $25,632,000    4.0%      - N/A -
    The Park Avenue Bank    $29,493,000    7.9%  $14,927,000    4.0%  $22,390,000    6.0%

  Tier 1 Capital
  to Average Assets:
    Consolidated            $68,848,000    8.0%  $34,453,000    4.0%      - N/A -
    The Park Avenue Bank    $29,493,000    6.2%  $18,877,000    4.0%  $23,596,000    5.0%

As of December 31, 2000:
  Total Capital
  to Risk Weighted Assets:
    Consolidated            $71,496,000   12.5%  $45,753,000    8.0%      - N/A -
    The Park Avenue Bank    $22,965,000   10.4%  $17,661,000    8.0%  $22,076,000   10.0%

  Tier 1 Capital
  to Risk Weighted Assets:
    Consolidated            $63,592,000   11.1%  $22,877,000    4.0%      - N/A -
    The Park Avenue Bank    $20,425,000    9.3%  $ 8,830,000    4.0%  $13,246,000    6.0%

  Tier 1 Capital
  to Average Assets:
    Consolidated            $63,592,000    8.7%  $29,250,000    4.0%      - N/A -
    The Park Avenue Bank    $20,425,000    7.2%  $11,294,000    4.0%  $14,118,000    5.0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 23. FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

          The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

          CASH,  DUE  FROM  BANKS,  INTEREST BEARING DEPOSITS, AND FEDERAL FUNDS
          SOLD
            The carrying amounts of cash, due from banks, interest-bearing deposits in other banks, and federal funds sold approximate their fair value.

          INVESTMENT  SECURITIES
            Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

          LOANS
            For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          DEPOSITS
            The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

          FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
            The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair value.

          ADVANCES  FROM  THE  FHLB,  OTHER  BORROWINGS,  AND  DEBENTURES
            For variable-rate borrowings that reprice frequently, fair values are based on carrying values. For fixed-rate borrowings, the fair values are estimated using discounted cash flow models, using interest rates currently being offered for borrowings with similar terms.

          OFF-BALANCE  SHEET  INSTRUMENTS
            Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 23. FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)

          The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2001 and 2000 are summarized below. All amounts have been rounded to the nearest thousand.

                                                 2001                        2000
                                      --------------------------  --------------------------
                                        CARRYING       FAIR         CARRYING        FAIR
                                         AMOUNT        VALUE         AMOUNT        VALUE
                                      ------------  ------------  ------------  ------------
Cash and due from banks, interest-
  bearing deposits with other banks,
  and federal funds sold              $ 68,334,000  $ 68,334,000  $ 86,526,000  $ 86,526,000
Investment securities                  113,454,000   113,454,000    84,925,000    84,925,000
Loans, net                             622,060,000   638,321,000   572,552,000   566,383,000
Deposits                               720,398,000   727,185,000   637,180,000   638,990,000
Federal funds purchased and
  securities sold under agreements
  to repurchase                         15,709,000    15,709,000    12,166,000    12,166,000
Advances from the FHLB                  38,228,000    38,879,000    58,701,000    58,127,000
Other borrowings                                 -             -     7,667,000     7,667,000
Beneficial interest in debentures       10,000,000    10,000,000             -             -

NOTE 24. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY)

          The following information presents the condensed financial statements for PAB Bankshares, Inc.

                                 PAB BANKSHARES, INC.
                          CONDENDSED STATEMENTS OF CONDITION
                              DECEMBER 31, 2001 AND 2000

                                                                2001         2000
                                                             -----------  -----------
  Assets:
    Cash on deposit with subsidiary banks                    $ 2,826,599  $ 6,503,960
    Investment securities                                      1,349,945      349,945
    Investment in subsidiaries                                70,218,251   66,470,737
    Premises and equipment                                     4,399,715    4,309,587
    Other assets                                               1,632,549    2,607,148
                                                             -----------  -----------
      Total assets                                           $80,427,059  $80,241,377
                                                             ===========  ===========

  Liabilities and stockholders' equity:
    Other borrowings                                         $         -  $ 7,667,280
    Guaranteed preferred beneficial
      interests in debentures (trust preferred securities)    10,000,000            -
    Dividends payable                                          1,035,090    1,045,214
    Other liabilities                                          4,020,086      748,403
                                                             -----------  -----------
       Total liabilities                                      15,055,176    9,460,897
                                                             -----------  -----------

    Stockholders' equity                                      65,371,883   70,780,480
                                                             -----------  -----------

      Total liabilities and stockholders' equity             $80,427,059  $80,241,377
                                                             ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 24. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)

                              PAB BANKSHARES, INC.
                        CONDENDSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                 2001         2000         1999
                                             ------------  ----------  ------------
Income:
  Dividends from subsidiaries                $ 3,914,630   $4,930,706  $13,844,725
  Interest income                                 60,747      103,820       14,132
  Management and service fees                  1,866,933    1,279,967    1,256,033
  Other income                                   179,389       92,504       36,032
                                             ------------  ----------  ------------
    Total income                               6,021,699    6,406,997   15,150,922
                                             ------------  ----------  ------------

Expenses                                       8,591,404    4,800,038    3,131,068
                                             ------------  ----------  ------------
  Income (loss) before income tax benefit
    and equity in undistributed earnings
    (distributions in excess of earnings)
    of subsidiaries                           (2,569,705)   1,606,959   12,019,854
  Income tax benefit                           2,196,385    1,258,615      680,336
                                             ------------  ----------  ------------
    Income (loss) before equity in
      undistributed earnings (distributions in
      excess of earnings) of subsidiaries       (373,320)   2,865,574   12,700,190
  Equity in undistributed earnings
    (distributions in excess of earnings)
    of subsidiaries                              520,480    2,861,023   (4,007,314)
                                             ------------  ----------  ------------
        Net income                           $   147,160   $5,726,597  $ 8,692,876
                                             ============  ==========  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 24. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)

                                      PAB BANKSHARES, INC.
                              CONDENDSED STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                           2001          2000          1999
                                                       ------------  ------------  ------------
  Cash flows from operating activities:
    Net income                                         $   147,160   $ 5,726,597   $ 8,692,876
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                        874,739       422,579       267,321
      Deferred tax provision                               788,607        78,065        (9,150)
      Gain on disposal of assets                           (10,590)       (3,634)            -
      Distributions in excess of earnings
        (undistributed earnings) of subsidiaries          (520,480)   (2,861,023)    4,007,314
      Increase in cash value of life insurance              (6,859)      (66,159)       (7,988)
      Increase in deferred compensation accrual          1,113,578       133,703             -
      Increase in retirement accrual                     1,291,388             -             -
      Net change in other assets and liabilities           748,918      (898,101)      125,442
                                                       ------------  ------------  ------------
        Net cash provided by operating activities        4,426,461     2,532,027    13,075,815
                                                       ------------  ------------  ------------

  Cash flows from investing activities:
    Purchase of securities available for sale           (1,000,000)            -      (349,945)
    Purchase of premises and equipment                    (969,592)   (3,501,165)     (924,171)
    Proceeds from disposal of assets                       609,467         9,494             -
    Redemption of life insurance policies                   60,998             -             -
    Investment in subsidiary                            (3,516,874)      (50,000)      (50,000)
                                                       ------------  ------------  ------------
      Net cash used in investing activities             (4,816,001)   (3,541,671)   (1,324,116)
                                                       ------------  ------------  ------------

  Cash flows from financing activities:
    Cash paid to former stockholders on
      acquisition of Friendship                         (7,667,280)            -             -
    Proceeds on issuance of guaranteed preferred
      beneficial interests in debentures                10,000,000             -             -
    Dividends paid                                      (4,179,108)   (4,054,117)   (3,025,131)
    Proceeds from the exercise of stock options            196,875        29,515        26,932
    Acquisition of stock under the stock repurchase
      plans                                             (1,293,808)   (1,512,152)            -
    Costs capitalized on issuance of guaranteed
      preferred beneficial interests in debentures        (344,500)            -             -
                                                       ------------  ------------  ------------
        Net cash used in financing activities           (3,287,821)   (5,536,754)   (2,998,199)
                                                       ------------  ------------  ------------

  Net increase (decrease) in cash                       (3,677,361)   (6,546,398)    8,753,500

  Cash at beginning of year                              6,503,960    13,050,358     4,296,858
                                                       ------------  ------------  ------------

  Cash at end of year                                  $ 2,826,599   $ 6,503,960   $13,050,358
                                                       ============  ============  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 25.  FOURTH  QUARTER  RESULTS  OF  OPERATIONS

          The Company's unaudited results of operations for the fourth quarter ended 2001 discloses a net loss of $4.7 million. The net loss for the fourth quarter included provision for loan losses of $11.2 million before income tax benefits, of which $7.2 million before income tax benefits resulted from an examination adjustment by the Federal
          Reserve. Also included in the unaudited results of operations were non-recurring gains before income taxes on the sale of Empire of $1.5 million and sale of Federal Home Loan Mortgage Corporation stock of $1.7 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

On May 29, 2001, our board of directors voted to engage Mauldin & Jenkins, LLC as PAB's independent auditors for the year ending December 31, 2001. On May 30, 2001, we notified Stewart, Fowler & Stalvey, P.C., our previous independent auditors, that they would not be engaged for the audit of fiscal year 2001. The determination to engage Mauldin & Jenkins, LLC was the result of a competitive bid process.

As required by securities laws, we filed a Current Report on Form 8-K, dated May 29, 2001 and filed with the Securities and Exchange Commission on May 31, 2001, announcing our change in accountants. In that Form 8-K, we disclosed that the report of Stewart, Fowler & Stalvey, P.C.'s on PAB's consolidated financial statements for the fiscal years ended December 31, 1999 and 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. We also disclosed that during the years ended December 31, 1999 and 2000 and for the interim period from December 31, 2000 to May 29, 2001, there were no disagreements between us and Stewart, Fowler & Stalvey, P.C. as to accounting principles or practices, financial statement disclosure or audit scope or procedure. A letter from Stewart, Fowler & Stalvey, P.C., dated May 30, 2001, stating that they agreed with the disclosures we made in our Form 8-K regarding the changes of auditors was filed as Exhibit 16 to that Form 8-K.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the headings "Proposal One: Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement (the "2002 Proxy Statement") relating to the annual meeting of shareholders of PAB, is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the heading "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.



ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
            AND MANAGEMENT

The information appearing under the heading "Principal Shareholders" in the 2002 Proxy Statement is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

     (a)  1.    FINANCIAL STATEMENTS.

The consolidated financial statements, notes thereto and auditor's report thereon, filed as part hereof, are listed in the Index to Item 8 of this Report.

          2.    FINANCIAL STATEMENT SCHEDULES.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

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

2.2 Agreement and Plan of Merger, dated as of September 15, 2000, by and between Friendship Community Bank and the Registrant, and joined into by FCB Interim Bank (incorporated by reference to Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

2.3 Agreement and Plan of Merger, dated March 23, 2001, by and between the Registrant, The Park Avenue Bank and Friendship Community Bank.

2.4 Agreement and Plan of Merger, dated August 15, 2001, by and between the Registrant, The Park Avenue Bank and Farmers & Merchants Bank.

2.5 Agreement and Plan of Merger, dated September 26, 2001, by and between the Registrant, The Park Avenue Bank and Eagle Bank and Trust.

2.6 Agreement and Plan of Merger, dated September 26, 2001, by and between the Registrant, The Park Avenue Bank and Baxley Federal Bank.

2.7 Agreement and Plan of Merger, dated September 26, 2001, by and between the Registrant, The Park Avenue Bank and First Community Bank of Southwest Georgia.

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) to the Registrant's Registration
               Statement on Form S-4 (No. 333-83907) filed with the Commission on October 14, 1999).

3.2            Amended and Restated Bylaws (incorporated by reference to Exhibit
               4.2 to the Registrant's Registration Statement on Form S-8 (No. 333-74819) filed with the Commission on March 22, 1999).

4.1 Indenture Agreement, dated November 28, 2001, by and between the Registrant and Wilmington Trust Company for the issuance of Floating Rate Junior Subordinated Debt Securities due 2031.

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

10.7 Employee Contract Termination Agreement, dated September 1, 2001, by and between C. Larry Wilkinson and the Registrant.

10.8 Employment Agreement, dated October 24, 2001, by and between Jay Torbert, the Registrant, and The Park Avenue Bank.

10.9           Employment  Agreement,  dated  August 30, 2000, by and between M.
               Burke  Welsh,  Jr.  and  the  Registrant.

10.10          Rescission Agreement, dated December 31, 2001, by and between R.
               Bradford  Burnette  and  the  Registrant.

16 Letter re: change in certifying accountant (incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K dated May 29, 2001).

21.1           Subsidiaries  of  the  Registrant.

23.1           Consent  of  Stewart,  Fowler  &  Stalvey,  P.C.

23.3           Consent  of  Mauldin  &  Jenkins,  LLC.

(b)  REPORTS ON FORM 8-K.

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PAB BANKSHARES, INC.

Date: April 15, 2002
                                  By:  /s/  Michael E. Ricketson
                                       -------------------------
                                       Michael E. Ricketson,
                                       President and Chief Executive Officer


Signature                    Title                      Date
---------                    -----                      ----

/s/ R. Bradford Burnette     Director, Chairman         April 15, 2002
---------------------------
R. Bradford Burnette

/s/ Walter W. Carroll, II    Director                   April 15, 2002
---------------------------
Walter W. Carroll, II

                             Director Emeritus
---------------------------
James L. Dewar, Sr.

/s/ James L. Dewar, Jr.      Director                   April 15, 2002
---------------------------
James L. Dewar, Jr.

                             Director
---------------------------
Bill J. Jones

/s/ Thompson Kurrie, Jr.     Director                   April 15, 2002
---------------------------
Thompson Kurrie, Jr.

/s/ James B. Lanier, Jr.     Director                   April 15, 2002
---------------------------
James B. Lanier, Jr.

/s/ Kennith D. McLeod        Director                   April 15, 2002
---------------------------
Kennith D. McLeod

/s/ Paul E. Parker           Director                   April 15, 2002
---------------------------
Paul E. Parker

/s/ Michael E. Ricketson     Director, President and    April 15, 2002
---------------------------  Chief Executive Officer
Michael E. Ricketson

/s/ F. Ferrell Scruggs, Sr.  Director                   April 15, 2002
---------------------------
F. Ferrell Scruggs, Sr.

/s/ John M. Simmons          Director                   April 15, 2002
---------------------------
John M. Simmons

/s/ Joe P. Singletary, Jr.   Director                   April 15, 2002
---------------------------
Joe P. Singletary, Jr.

/s/ Donald J. Torbert, Jr.   Senior Vice President and  April 15, 2002
---------------------------  Chief Financial Officer
Donald J. Torbert, Jr

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.    Description
-----------    -----------

2.3 Agreement and Plan of Merger, dated March 23, 2001, by and between the Registrant, The Park Avenue Bank and Friendship Community Bank.

2.4 Agreement and Plan of Merger, dated August 15, 2001, by and between the Registrant, The Park Avenue Bank and Farmers & Merchants Bank.

2.5 Agreement and Plan of Merger, dated September 26, 2001, by and between the Registrant, The Park Avenue Bank and Eagle Bank and Trust.

2.6 Agreement and Plan of Merger, dated September 26, 2001, by and between the Registrant, The Park Avenue Bank and Baxley Federal Bank.

2.7 Agreement and Plan of Merger, dated September 26, 2001, by and between the Registrant, The Park Avenue Bank and First Community Bank of Southwest Georgia.

4.1 Indenture Agreement, dated November 28, 2001, by and between the Registrant and Wilmington Trust Company for the issuance of Floating Rate Junior Subordinated Debt Securities due 2031.

10.1           Form  of  Employment Agreement with Schedule of Parties and Terms

10.7 Employee Contract Termination Agreement, dated September 1, 2001, by and between C. Larry Wilkinson and the Registrant.

10.8 Employment Agreement, dated October 24, 2001, by and between Jay Torbert, the Registrant, and The Park Avenue Bank.

10.9           Employment  Agreement,  dated  August 30, 2000, by and between M.
               Burke  Welsh,  Jr.  and  the  Registrant.

10.10          Rescission Agreement, dated December 31, 2001, by and between R.
               Bradford  Burnette  and  the  Registrant.

21.1           Subsidiaries  of  the  Registrant.

23.1           Consent  of  Stewart,  Fowler  &  Stalvey,  P.C.

23.3           Consent  of  Mauldin  &  Jenkins,  LLC.