Form 10-Q
period 2002-03-31
PAB BANKSHARES INC
filed 2002-05-03
CIK 705200

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For  the  Quarterly Period Ended March 31, 2002 - Commission File Number 1-11823

                                  --------------

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

The number of shares outstanding of the registrant's common stock at March 31, 2002 was 9,430,413 shares.


================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I      FINANCIAL INFORMATION
------      ---------------------
  Item  1.     Consolidated  Financial  Statements  (Unaudited)
                 Statements  of  Condition                                     3
                 Statements  of  Income                                        4
                 Statements  of  Comprehensive  Income                         5
                 Statements  of  Cash  Flows                                   6
                 Notes  to  Consolidated  Financial  Statements                7
  Item  2.     Management's  Discussion  and  Analysis of Financial Condition
                and  Results  of  Operations                                   9
  Item  3.     Qualitative and Quantitative Disclosures About Market Risk     13

PART II     OTHER INFORMATION
-------     -----------------
  Item  1.     Legal  Proceedings                                             14
  Item  2.     Changes  in  Securities  and  Use  of  Proceeds                14
  Item  3.     Defaults  Upon  Senior  Securities                             14
  Item  4.     Submissions  of  Matters  to a Vote of Security Holders        14
  Item  5.     Other  Information                                             14
  Item  6.     Exhibits  and  Reports  on  Form  8-K                          14

SIGNATURES                                                                    15

PART  I.  FINANCIAL  INFORMATION


                              PAB BANKSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CONDITION
                           AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

---------------------------------------------------------------------------------------------

                                                                   MARCH 31,     DECEMBER 31,
                                                                       2002             2001
                                                                -------------  --------------
                                                                 (UNAUDITED)
ASSETS
  Cash and due from banks                                       $ 24,918,287   $  28,188,779
  Interest-bearing deposits in other banks                         2,289,644      15,940,115
  Federal funds sold                                              31,300,000      24,205,000
  Investment securities                                          106,539,416     113,454,135

  Loans                                                          607,707,057     637,825,571
  Allowance for loan losses                                      (15,723,189)    (15,765,373)
                                                                -------------  --------------
      Net loans                                                  591,983,868     622,060,198
                                                                -------------  --------------

  Premises and equipment                                          22,388,367      23,508,083
  Goodwill and other intangible assets                             5,984,604       5,984,604
  Cash value of bank-owned life insurance policies                 9,606,094       9,471,936
  Foreclosed assets                                                  727,138       1,311,933
  Other assets                                                    13,503,803      15,018,471
                                                                -------------  --------------

      Total assets                                              $809,241,221   $ 859,143,254
                                                                =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                         $ 82,153,994   $  81,493,517
    Interest-bearing                                             590,183,185     638,904,142
                                                                -------------  --------------
      Total deposits                                             672,337,179     720,397,659
                                                                -------------  --------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                      15,946,314      15,708,621
  Advances from the Federal Home Loan Bank                        37,006,145      38,228,478
  Guaranteed preferred beneficial interests in debentures
    (trust preferred securities)                                  10,000,000      10,000,000
  Other liabilities                                                8,154,362       9,436,613
                                                                -------------  --------------
      Total liabilities                                          743,444,000     793,771,371
                                                                -------------  --------------

  Stockholders' equity:
    Preferred stock, no par value, 1,500,000 shares authorized,
      no shares issued                                                     -               -
    Common stock, no par value, 98,500,000 shares authorized,
      9,430,413 and 9,409,913 shares issued                        1,217,065       1,217,065
    Additional paid-in capital                                    28,785,476      28,657,351
    Retained earnings                                             35,619,168      34,917,898
    Accumulated other comprehensive income                           175,512         579,569
                                                                -------------  --------------
      Total stockholders' equity                                  65,797,221      65,371,883
                                                                -------------  --------------

      Total liabilities and stockholders' equity                $809,241,221   $ 859,143,254
                                                                =============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                         PAB BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                     (UNAUDITED)

-------------------------------------------------------------------------------------

                                                               2002          2001
                                                           ------------  ------------
INTEREST INCOME
  Interest and fees on loans                               $11,444,409   $13,825,026
  Interest and dividends on investment securities:
    Taxable                                                  1,354,994     1,187,416
    Nontaxable                                                  49,521        50,332
  Other interest income                                        140,714     1,296,334
                                                           ------------  ------------
       Total interest income                                12,989,638    16,359,108
                                                           ------------  ------------

INTEREST EXPENSE
  Interest on deposits                                       5,393,491     8,187,226
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                              78,377       146,167
  Interest on Federal Home Loan Bank advances                  446,926       942,416
  Interest on other borrowings                                 150,233       136,295
                                                           ------------  ------------
       Total interest expense                                6,069,027     9,412,104
                                                           ------------  ------------

       Net interest income                                   6,920,611     6,947,004

Provision for loan losses                                      456,000       279,667
                                                           ------------  ------------
       Net interest income after provision for loan losses   6,464,611     6,667,337
                                                           ------------  ------------

OTHER INCOME
  Service charges on deposit accounts                        1,293,438     1,252,531
  Other fee income                                             458,577       351,067
  Securities transactions, net                                 (14,636)         (714)
  Equity in earnings of unconsolidated subsidiary                    -       142,113
  Other noninterest income                                     448,951       166,553
                                                           ------------  ------------
       Total other income                                    2,186,330     1,911,550
                                                           ------------  ------------

OTHER EXPENSES
  Salaries and employee benefits                             3,412,374     3,398,896
  Occupancy expense of premises                                405,204       386,923
  Furniture and equipment expense                              605,162       623,605
  Amortization of goodwill and other intangibles                     -       144,968
  Other noninterest expense                                  1,690,647     1,623,847
                                                           ------------  ------------
       Total other expenses                                  6,113,387     6,178,239
                                                           ------------  ------------

       Income before income tax expense                      2,537,554     2,400,648
Income tax expense                                             799,875       720,767
                                                           ------------  ------------

       Net income                                          $ 1,737,679   $ 1,679,881
                                                           ============  ============

Earnings per common share:
  Basic                                                    $      0.18   $      0.18
                                                           ============  ============
  Diluted                                                  $      0.18   $      0.18
                                                           ============  ============

Weighted-average shares outstanding:
  Basic                                                      9,415,602     9,497,879
                                                           ============  ============
  Diluted                                                    9,466,108     9,564,562
                                                           ============  ============

Dividends declared per share                               $      0.11   $      0.11
                                                           ============  ============

See accompanying notes to consolidated financial statements.

                          PAB BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                      (UNAUDITED)

                                                                          2002        2001
                                                                   -----------  ----------
Net income                                                         $1,737,679   $1,679,881

Other comprehensive income (loss):
  Unrealized holding gains (losses) arising during
    The period, net of tax (benefit) of ($213,128) and $258,360      (413,717)     501,522
  Reclassification adjustment for losses
    included in net income, net of tax benefit of $4,976 and $243       9,660          471
                                                                   -----------  ----------
                                                                     (404,057)     501,993
                                                                   -----------  ----------

       Comprehensive income                                        $1,333,622   $2,181,874
                                                                   ===========  ==========

See accompanying notes to consolidated financial statements.

                              PAB BANKSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                           (UNAUDITED)

-----------------------------------------------------------------------------------------------

                                                                            2002           2001
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  1,737,679   $  1,679,881
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net                       709,732        684,776
    Provision for loan losses                                           456,000        279,667
    Net realized loss on securities transactions                         14,636            714
    Net gain on disposal of assets                                      (67,308)       (16,007)
    Net gain on sale of Richmond Hill branch office                    (100,000)             -
    Equity in earnings of unconsolidated subsidiary                           -       (142,113)
    Increase in cash value of bank-owned life insurance                (116,158)       (88,565)
    Net decrease in accrued interest receivable, prepaid
      expenses and other assets                                       1,552,079      1,400,337
    Net decrease in accrued interest payable, accrued
      expenses and other liabilities                                 (1,062,166)    (1,946,004)
                                                                   -------------  -------------
        Net cash provided by operating activities                     3,124,494      1,852,686
                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits in other banks    13,650,471     (4,053,165)
  Increase in Federal funds sold                                     (7,095,000)   (39,846,000)
  Activities on securities available for sale:
    Purchases                                                       (14,444,621)   (16,545,291)
    Proceeds from sales and calls                                     9,429,225      4,070,900
    Proceeds from maturities and paydowns                            11,128,818      6,611,698
  Purchase of restricted and other equity securities                   (507,250)       (29,100)
  Redemption of restricted and other equity securities                  540,500              -
  Net (increase) decrease in loans                                   19,274,381    (10,058,912)
  Net proceeds from sale of Richmond Hill branch office               7,748,200              -
  Purchase of premises and equipment                                   (938,692)      (944,860)
  Proceeds from disposal of assets                                      614,244        629,058
                                                                   -------------  -------------
       Net cash provided by (used in) investing activities           39,400,276    (60,165,672)
                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                               (43,896,098)    57,619,752
  Net increase in Federal funds purchased
    and securities sold under repurchase agreements                     237,693        259,879
  Advances from the Federal Home Loan Bank                                    -        700,000
  Payments on Federal Home Loan Bank advances                        (1,222,333)      (261,945)
  Dividends paid                                                     (1,042,650)    (1,045,214)
  Proceeds from the exercise of stock options                           128,125              -
  Acquisition of stock under stock repurchase plans                           -        (58,201)
                                                                   -------------  -------------
       Net cash provided by (used in) financing activities          (45,795,263)    57,214,271
                                                                   -------------  -------------
       Net decrease in cash and due from banks                       (3,270,493)    (1,098,715)
Cash and due from banks at beginning of period                       28,188,779     29,697,335
                                                                   -------------  -------------

Cash and due from banks at end of period                           $ 24,918,287   $ 28,598,620
                                                                   =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $  7,311,951   $  9,011,999
                                                                   =============  =============
    Taxes                                                          $  1,598,532   $    236,444
                                                                   =============  =============

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Increase (decrease) in unrealized gains on
    securities available for sale                                  $   (612,211)  $    802,291
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

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  1.  NATURE  OF  BUSINESS

     PAB Bankshares, Inc. (the "Company") is a financial holding company whose business is primarily conducted by its wholly-owned commercial bank subsidiaries, The Park Avenue Bank of Valdosta, Georgia, and First Community Bank of Southwest Georgia of Bainbridge, Georgia (the "Banks"). Through the Banks, the Company offers a broad range of commercial and consumer banking products and services to customers located in the market areas served by the Banks. The Company and the Banks are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

     In addition to the Banks, the Company owns an investment advisory services subsidiary, PAB Financial Services, LLC ("PAB Financial"). PAB Financial offers brokerage, insurance, annuity, and investment planning services to its customers.


NOTE  2.  BASIS  OF  PRESENTATION

     The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred taxes.

     Certain items in the consolidated financial statements as of and for the three months ended March 31, 2001 have been reclassified, with no net effect on total assets, total stockholders' equity, or net income, in order to be consistent with the classifications adopted with the current year presentation.


NOTE  3.  STOCKHOLDERS'  EQUITY

     On February 25, 2002, the Company declared a quarterly cash dividend of $0.11 per share payable to shareholders of record as of March 31, 2002. The dividends were paid on April 15, 2002.

     During the three months ended March 31, 2002, the Company received $128,125 on the exercise of stock options for 20,500 shares of the Company's common stock.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

NOTE  4.  EARNINGS  PER  SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                         2002        2001
                                                   ----------  ----------
     Basic earnings per share:
       Net income                                  $1,737,679  $1,679,881
                                                   ----------  ----------

       Weighted average common shares outstanding   9,415,602   9,497,879
                                                   ----------  ----------

         Earnings per common share                 $     0.18  $     0.18
                                                   ==========  ==========

     Diluted earnings per share:
       Net income                                  $1,737,679  $1,679,881
                                                   ----------  ----------

       Weighted average common shares outstanding   9,415,602   9,497,879
       Effect of dilutive stock options                50,506      66,683
                                                   ----------  ----------
         Weighted average diluted common
           shares outstanding                       9,466,108   9,564,562
                                                   ----------  ----------

         Earnings per common share                 $     0.18  $     0.18
                                                   ==========  ==========

NOTE 5.  SUBSEQUENT EVENTS

     On April 23, 2002, the Company's Board of Directors suspended the payment of future quarterly dividend payments to its stockholders until earnings are stabilized and the level of nonperforming loans is reduced to an acceptable level.

     On April 30, 2002, First Community Bank of Southwest Georgia was merged into The Park Avenue Bank completing the Company's charter consolidation plan.

CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as oral statements made by PAB Bankshares, Inc. ("PAB", and also referred to in this Report as the "Company", "we", "us", or "our") or the officers, directors, or employees of the Company may constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our charter consolidation plan, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words in this Report like "anticipate", "believe", "intend", "expect", "estimate", "could", "should", "will" and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, including our charter consolidations, and our merger partners may be greater than expected; (6) expected cost savings associated with mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following mergers and charter consolidations may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (9) adverse changes may occur in the bond and equity markets; and (10) our regulators may impose restrictions or conditions on our operations as a result of our recent Federal Reserve examination, which may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Annual Consolidated Financial Statements and related Notes included in the Company's 2001 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

FINANCIAL  CONDITION

During the three months ended March 31, 2002, total assets declined $49.9 million, or -5.8%, from $859.1 million at year end to $809.2 million at the end of the first quarter. Total loans decreased $30.1 million, or -4.7%, and total deposits decreased $48.1 million, or -6.7%, during the quarter. This contraction in the balance sheet was the result of a slow down in loan demand in our markets and further hindered by a rise in existing customers refinancing their residential mortgages at lower interest rates elsewhere. Our residential mortgage portfolio fell $8.8 million, or -4.8%, during the quarter. With no growth in loans and no attractive alternatives available in the bond market to invest our funds in the near term, we allowed $53.8 million in time deposits, or 12.5% of the total balance of time deposits outstanding at year end, to roll off the balance sheet or into other deposit accounts at maturity. Noninterest-bearing demand, interest-bearing demand, and savings deposits increased $5.8 million, or 2.0%, during the quarter. As a result, our overall average rate paid on deposits dropped to 3.16% for the quarter compared to 4.97% one year ago and 3.86% last quarter.

RESULTS  OF  OPERATIONS

Net income for the three months ended March 31, 2002 was $1,738,000, or $0.18 per diluted shared, as compared to $1,680,000, or $0.18 per diluted share, during the same period in 2001. The marginal $58,000 increase in net income is the net result of the following:

     Net interest income decreased $26,000 (or $27,000 on a taxable-equivalent basis).
     Provision  for  loan  losses  increased  $176,000.
     Other  income  increased  $274,000.
     Other  expenses  decreased  $65,000.
     Income  tax  expense  increased  $79,000.

The reasons for these changes are discussed in more detail below.

Net  Interest  Income
---------------------
For the three months ended March 31, 2002, net interest income on a taxable-equivalent basis was $6,946,000. Total interest income on a taxable-equivalent basis was $13,015,000, a 20.6% decrease compared to the same period in 2001. The decrease in interest income was due primarily to a 189 basis point decrease in the average yield on interest-earning assets. Total interest expense was $6,069,000, a 35.5% decrease compared to the same period in 2001. The decrease in interest expense was due primarily to a 199 basis point decrease in the average rate paid on interest-bearing liabilities. The decline in rates is reflective of the decline in overall market rates since the first quarter of 2001. Overall, the net interest margin was 3.67%, 6 basis points less than the net interest margin during the same period in 2001. However, the net interest margin for the first quarter was a 35 basis point improvement over the previous quarter.

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

     For the Three Months Ended March 31,                  2002 vs. 2001
     -------------------------------------------------------------------------------
                                                                    Changes Due To
                                                     Increase       --------------
                                                    (Decrease)      Rate      Volume
     -------------------------------------------------------------------------------
                                                         (Dollars In Thousands)
     Increase (decrease) in:
       Income from earning assets:
         Loans                                      $   (2,381)  $ (3,390)  $ 1,009
         Taxable securities                                168       (158)      326
         Nontaxable securities                              (1)        (1)        -
         Other short-term investments                   (1,156)      (376)     (780)
     -------------------------------------------------------------------------------
           Total interest income                        (3,370)    (3,925)      555
     -------------------------------------------------------------------------------

       Expense from interest-bearing liabilities:
         Demand deposits                                  (309)      (602)      293
         Savings deposits                                  (94)      (125)       31
         Time deposits                                  (2,391)    (1,847)     (544)
         FHLB advances                                    (495)      (158)     (337)
         Notes payable                                      14        (27)       41
         Other short-term borrowings                       (68)      (113)       45
     -------------------------------------------------------------------------------
           Total interest expense                       (3,343)    (2,872)     (471)
     -------------------------------------------------------------------------------

           Net interest income                      $      (27)  $ (1,053)  $ 1,026
     ===============================================================================

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2002 and 2001. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

     For the Three Months Ended March 31,                 2002                           2001
     ----------------------------------------------------------------------------------------------------
                                                         Interest   Average             Interest  Average
                                               Average   Income/    Yield/    Average   Income/   Yield/
                                               Balance   Expense     Rate     Balance   Expense    Rate
     ----------------------------------------------------------------------------------------------------
     (Dollars In Thousands)
     Interest-earning assets:
       Loans                                  $ 623,890  $ 11,444      7.44%  $581,443  $ 13,825    9.64%
       Investment securities:
         Taxable                                103,107     1,355      5.33%    80,907     1,188    5.95%
         Nontaxable                               4,676        75      6.51%     4,686        76    6.60%
       Other short-term investments              36,297       141      1.57%    91,179     1,297    5.77%
                                              -------------------             ------------------
         Total interest-earning assets          767,970    13,015      6.87%   758,215    16,386    8.76%
                                              -------------------             ------------------

     Interest-bearing liabilities:
       Demand deposits                        $ 169,170  $    629      1.51%  $128,889  $    939    2.95%
       Savings deposits                          38,036       111      1.18%    33,023       204    2.51%
       Time deposits                            401,957     4,654      4.70%   435,595     7,045    6.56%
       FHLB advances                             37,785       447      4.80%    58,842       942    6.50%
       Notes payable                             10,000       150      6.09%     7,667       136    7.21%
       Other short-term borrowings               15,828        78      2.01%    12,090       146    4.90%
                                              -------------------             ------------------
         Total interest-bearing liabilities     672,776     6,069      3.66%   676,106     9,412    5.65%
                                              -------------------             ------------------

     Interest rate spread                                              3.21%                        3.11%
                                                                   =========                      =======

     Net interest income                                 $  6,946                       $  6,974
                                                         ========                       ========

     Net interest margin                                               3.67%                        3.73%
                                                                   =========                      =======

Provision for Loan Losses
-------------------------
For the three months ended March 31, 2002, the provision for loan losses was $456,000, a 62.9% increase compared to the same period in 2001. The increased provision was made to cover an increase in nonperforming loans during the quarter and to replenish the allowance for loan losses to an adequate level after charge-offs were taken during the quarter. The allowance for loan losses was 2.59% of total loans at quarter end, compared to 2.47% at year end.

Nonperforming loans increased 11.4% to $13.6 million by quarter end from $12.2 million at year end. As a percentage of total loans, nonperforming loans were 2.23% and 1.91% as of March 31, 2002 and December 31, 2001, respectively. The allowance for loan losses covered 115.90% of total nonperforming loans at quarter end.

Net charge-offs of $498,000 during the first quarter was a 204% increase compared to the same period in 2001. However, when annualized, this level of charge-offs equates to 0.32% of average loans, compared to .75% for the 2001 fiscal year.

We will continue to monitor and adjust the level of the allowance for loan losses in relation to net charge-offs, nonperforming loans, the overall level of the allowance for loan losses to loans outstanding, and our assessment of loan losses inherent in the loan portfolio.

Other Income
------------
During the three months ended March 31, 2002, total other income was $2,186,000, a 14.4% increase compared to the same period in 2001. Service charges and fees on deposit accounts increased $41,000, or 3.27%. Other fee income increased $108,000, or 30.6%. This increase was due primarily to income generated from mortgage originations and brokerage services. Mortgage origination fees increased $58,000, or 41.3%, due to an increased volume in mortgage originations and refinancings. Brokerage income generated through PAB Financial was $114,000, an increase of $68,000 or 147.8%, from 2001. PAB Financial opened a second office and hired three additional brokers during the fourth quarter of 2001 contributing to the increased fee generation.

On January 31, 2002, we sold our Richmond Hill branch office, for a net gain of $100,000. This gain is included in other noninterest income during the first quarter of 2002. On November 30, 2001, we sold our interest in Empire Financial Services, Inc., and accordingly there will be no additional earnings recognized by us in the future. We had $142,000 in earnings generated by this entity during the first quarter of 2001.

Other Expenses
--------------
During the three months ended March 31, 2002, total other expense was $6,113,000, a 1.05% decrease compared to the same period in 2001. With the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the prior straight-line amortization of our goodwill ceased. We had $145,000 in amortization expense during the first quarter of 2001 compared to none during the same period in 2002.

Income Tax Expense
------------------
During the three months ended March 31, 2002, income tax expense was $800,000, an 11.0% increase compared to the same period in 2001. As a percentage of net income before taxes, income tax expense was 31.5% and 30.0% for the first quarters of 2002 and 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment. In addition, our liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional funding sources.

At March 31, 2002, our liquidity ratio was 17.7% and our dependency ratio was 13.0%, compared to 17.3% and 12.1%, respectively, at December 31, 2001. Our policy limits for liquidity are 15% to 25% and -5% to 20% for the dependency ratio, and we are currently well within our policy limits.

Monitoring our loan-to-deposit ratio is another tool we use to assess our liquidity levels. For the first quarter of 2002, our average loan-to-deposit ratio was 90.0% compared to 86.9% during the same period in 2001.

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. At March 31, 2002, the Banks had outstanding commitments to extend credit through open lines of credit of approximately $60.3 million and outstanding standby letters of credit of approximately $4.4 million.

At March 31, 2002, we had advanced approximately $491,000, or 45% of the total construction cost, for a new operations building in Valdosta, Georgia. We plan to complete this project during the second quarter for a total cost of approximately $1.4 million, including approximately $220,000 in furniture and equipment. In addition, we intend to build a branch office in Hall County, Georgia during 2002. The estimated cost for this facility is approximately $1.5 million, including approximately $475,000 in land acquired during the first quarter of 2002. Management plans to fund the balance of these expenditures with cash provided from operations in 2002. There are no other binding commitments for material cash expenditures outstanding.

Stockholders' Equity
--------------------
The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 8.4% at March 31, 2002, compared to 7.6% at December 31, 2001. The Company and the Banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC.

The following table summarizes the capital ratios of the Company and its lead bank, The Park Avenue Bank, as of March 31, 2002.

                                                                         Park        Minimum
                                                                 PAB   Avenue     Regulatory
                                                        Consolidated     Bank    Requirement
     ---------------------------------------------------------------------------------------
     Total Capital to Risk Weighted Assets                      12.2%    10.8%          8.0%
     Tier 1 Capital to Risk Weighted Assets                     10.9%     9.5%          4.0%
     Tier 1 Capital to Average Assets (Leverage Ratio)           8.5%     7.4%          4.0%
     ---------------------------------------------------------------------------------------

On April 23, 2002, our Board of Directors suspended the payment of future quarterly dividend payments to our stockholders until we can stabilize earnings and reduce the level of nonperforming loans to an acceptable level.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at near-historic lows and the steep shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. The table below has two measures of gap; regulatory and management-adjusted. The regulatory gap considers only contractual maturities or repricings. The management-adjusted gap includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change. The management-adjusted gap indicates we are highly asset sensitive in relation to changes in market interest rates in the short-term. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

     CUMULATIVE GAP ANALYSIS

                                       3-Month    6-Month    1-Year
     ----------------------------------------------------------------
                                          (Dollars in thousands)
     Regulatory Defined

     Rate Sensitive Assets (RSA)       $375,316  $413,673   $468,449
     Rate Sensitive Liabilities (RSL)   327,733   428,576    555,208
     ----------------------------------------------------------------
     RSA minus RSL (Gap)               $ 47,583  $(14,903)  $(86,759)

     Gap Ratio (RSA/RSL)                   1.15      0.97       0.84


     Management-Adjusted

     Rate Sensitive Assets (RSA)       $497,935  $634,936   $676,952
     Rate Sensitive Liabilities (RSL)   136,075   236,918    441,628
     ----------------------------------------------------------------
     RSA minus RSL (Gap)               $361,860  $398,018   $235,325

     Gap Ratio (RSA/RSL)                   3.66      2.68       1.53

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or "shock", in market interest rates.

                     Effect on Net Interest Income
     Market          -----------------------------
     Rate Change     Gradual             Immediate
     -----------     -------             ---------
     +300 bps          18.5%                 32.2%
     +200 bps          12.5%                 23.8%
     +100 bps           6.2%                 13.2%
     -100 bps          -5.9%                -14.7%


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None.

     b.   Reports  on  Form  8-K

          1. Press Release dated March 22, 2002 Announcing the Restatement of Fourth Quarter 2001 Earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PAB BANKSHARES, INC.
     --------------------
     Registrant

     Date:  May 3, 2002     By:  /s/  Michael E. Ricketson
            -----------        -------------------------------
                               Michael E. Ricketson,
                               President and Chief Executive Officer

     Date:  May 3, 2002     By:  /s/  Donald J. Torbert, Jr.
            -----------        -------------------------------
                               Donald J. Torbert, Jr.
                               Senior Vice President and Chief Financial Officer