Form 10-Q
period 2002-06-30
PAB BANKSHARES INC
filed 2002-08-14
CIK 705200

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2002 - Commission File Number 1-11823
                                  _____________

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

The number of shares outstanding of the registrant's common stock at June 30, 2002 was 9,430,413 shares.



================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION
------     ---------------------
  Item 1.  Consolidated Financial Statements (Unaudited)
             Statements of Condition. . . . . . . . . . . . . . . . . . . . .  3
             Statements of Income . . . . . . . . . . . . . . . . . . . . . .  4
             Statements of Comprehensive Income . . . . . . . . . . . . . . .  5
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .  6
             Notes to Consolidated Financial Statements . . . . . . . . . . .  7
  Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . . . 10
  Item 3.  Qualitative and Quantitative Disclosures About Market Risk . . . . 16

PART II    OTHER INFORMATION
-------    -----------------
  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . None
  Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . None
  Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . None
  Item 4.  Submissions of Matters to a Vote of Security Holders . . . . . .   17
  Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . None
  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   18

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART I.  FINANCIAL INFORMATION

                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CONDITION
                           AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

-----------------------------------------------------------------------------------------------

                                                                    JUNE 30,      DECEMBER 31,
                                                                      2002            2001
                                                                  -------------  --------------
                                                                   (UNAUDITED)
ASSETS
  Cash and due from banks                                         $ 30,422,848   $  28,188,779
  Interest-bearing deposits in other banks                           1,616,285      15,940,115
  Federal funds sold                                                14,982,000      24,205,000
  Investment securities                                             89,502,589     113,454,135

  Loans                                                            590,344,157     637,825,571
  Allowance for loan losses                                        (15,736,397)    (15,765,373)
                                                                  -------------  --------------
      Net loans                                                    574,607,760     622,060,198
                                                                  -------------  --------------

  Premises and equipment                                            23,036,761      23,508,083
  Goodwill                                                           5,984,604       5,984,604
  Cash value of bank-owned life insurance policies                   9,706,166       9,471,936
  Foreclosed assets                                                    821,327       1,311,933
  Other assets                                                      13,812,454      15,018,471
                                                                  -------------  --------------

      Total assets                                                $764,492,794   $ 859,143,254
                                                                  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                           $ 84,547,191   $  81,493,517
    Interest-bearing                                               544,379,715     638,904,142
                                                                  -------------  --------------
      Total deposits                                               628,926,906     720,397,659
                                                                  -------------  --------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                        14,392,192      15,708,621
  Advances from the Federal Home Loan Bank                          36,732,384      38,228,478
  Guaranteed preferred beneficial interests in debentures
    (trust preferred securities)                                    10,000,000      10,000,000
  Other liabilities                                                  6,298,317       9,436,613
                                                                  -------------  --------------
      Total liabilities                                            696,349,799     793,771,371
                                                                  -------------  --------------

  Stockholders' equity:
    Preferred stock, no par value, 1,500,000 shares authorized,
      no shares issued                                                       -               -
    Common stock, no par value, 98,500,000 shares authorized,
      9,430,413 and 9,409,913 shares issued                          1,217,065       1,217,065
    Additional paid-in capital                                      28,785,476      28,657,351
    Retained earnings                                               37,319,533      34,917,898
    Accumulated other comprehensive income                             820,921         579,569
                                                                  -------------  --------------
      Total stockholders' equity                                    68,142,995      65,371,883
                                                                  -------------  --------------

      Total liabilities and stockholders' equity                  $764,492,794   $ 859,143,254
                                                                  =============  ==============

See accompanying notes to consolidated financial statements.

                                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                           --------------------------  --------------------------
                                                               2002          2001          2002          2001
                                                           ------------  ------------  ------------  ------------
INTEREST INCOME
  Interest and fees on loans                               $10,688,056   $14,117,386   $22,132,465   $27,942,412
  Interest and dividends on investment securities:
    Taxable                                                  1,299,852     1,465,211     2,654,845     2,652,627
    Nontaxable                                                  53,279        46,112       102,800        96,444
  Other interest income                                         74,985       780,799       215,697     2,077,133
                                                           ------------  ------------  ------------  ------------
      Total interest income                                 12,116,172    16,409,508    25,105,807    32,768,616
                                                           ------------  ------------  ------------  ------------

INTEREST EXPENSE
  Interest on deposits                                       4,344,957     8,351,234     9,738,447    16,538,460
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                              70,769       130,081       149,146       276,248
  Interest on Federal Home Loan Bank advances                  565,301       874,466     1,012,227     1,816,882
  Interest on other borrowings                                 169,109       123,090       319,343       259,385
                                                           ------------  ------------  ------------  ------------
      Total interest expense                                 5,150,136     9,478,871    11,219,163    18,890,975
                                                           ------------  ------------  ------------  ------------

      Net interest income                                    6,966,036     6,930,637    13,886,644    13,877,641

Provision for loan losses                                      518,834       301,000       974,834       580,667
                                                           ------------  ------------  ------------  ------------
      Net interest income after provision for loan losses    6,447,202     6,629,637    12,911,810    13,296,974
                                                           ------------  ------------  ------------  ------------

OTHER INCOME
  Service charges on deposit accounts                        1,346,012     1,473,312     2,639,450     2,725,843
  Other fee income                                             468,267       378,008       926,847       729,075
  Securities transactions, net                                  42,696           695        28,060           (19)
  Equity in earnings of unconsolidated subsidiary                    -       111,893             -       254,006
  Gain (loss) on disposal of assets                            (71,569)       (2,010)       (4,261)       13,997
  Other noninterest income                                     187,649       483,149       569,290       633,695
                                                           ------------  ------------  ------------  ------------
      Total other income                                     1,973,055     2,445,047     4,159,386     4,356,597
                                                           ------------  ------------  ------------  ------------

OTHER EXPENSES
  Salaries and employee benefits                             3,343,238     3,621,658     6,755,610     7,020,554
  Occupancy expense of premises                                413,058       374,093       818,262       761,016
  Furniture and equipment expense                              578,866       602,087     1,184,027     1,225,692
  Amortization of goodwill and other intangibles                     -        88,340             -       233,308
  Other noninterest expense                                  1,616,000     1,695,822     3,306,646     3,319,669
                                                           ------------  ------------  ------------  ------------
      Total other expenses                                   5,951,162     6,382,000    12,064,545    12,560,239
                                                           ------------  ------------  ------------  ------------
      Income before income tax expense                       2,469,095     2,692,684     5,006,651     5,093,332
Income tax expense                                             768,731       853,515     1,568,606     1,574,282
                                                           ------------  ------------  ------------  ------------

      Net income                                           $ 1,700,364   $ 1,839,169   $ 3,438,045   $ 3,519,050
                                                           ============  ============  ============  ============

Earnings per common share:
  Basic                                                    $      0.18   $      0.19   $      0.36   $      0.37
                                                           ============  ============  ============  ============
  Diluted                                                  $      0.18   $      0.19   $      0.36   $      0.37
                                                           ============  ============  ============  ============
Weighted-average shares outstanding:
  Basic                                                      9,430,413     9,495,459     9,423,048     9,496,662
                                                           ============  ============  ============  ============
  Diluted                                                    9,454,803     9,573,956     9,456,934     9,566,902
                                                           ============  ============  ============  ============

Dividends declared per share                               $         -   $      0.11   $      0.11   $      0.22
                                                           ============  ============  ============  ============

See accompanying notes to consolidated financial statements.

                                PAB BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (UNAUDITED)

---------------------------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                              ------------------------  -----------------------
                                                                 2002         2001         2002         2001
                                                              -----------  -----------  -----------  ----------
Net income                                                    $1,700,364   $1,839,169   $3,438,045   $3,519,050

Other comprehensive income:
  Unrealized holding gains arising during
    the period, net of tax of $347,000 and $131,145 for
    the quarter and $133,873  and $389,437 for the year          673,588      254,445      259,872      755,966
  Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of $14,517 and $236 for
    the quarter and $9,540 and ($6) for the year                 (28,179)        (459)     (18,520)          13
                                                              -----------  -----------  -----------  ----------
                                                                 645,409      253,986      241,352      755,979
                                                              -----------  -----------  -----------  ----------

      Comprehensive income                                    $2,345,773   $2,093,155   $3,679,397   $4,275,029
                                                              ===========  ===========  ===========  ==========

See accompanying notes to consolidated financial statements.

                             PAB BANKSHARES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          (UNAUDITED)

-----------------------------------------------------------------------------------------------

                                                                       2002           2001
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  3,438,045   $  3,519,050
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net                     1,397,178      1,375,046
    Provision for loan losses                                           974,834        580,667
    Net realized (gain) loss on securities transactions                 (28,061)            19
    Net (gain) loss on disposal of assets                                 4,261        (13,997)
    Net gain on sale of branch office                                  (100,000)             -
    Equity in earnings of unconsolidated subsidiary                           -       (254,006)
    Dividends received from unconsolidated subsidiary                         -        125,000
    Increase in cash value of bank-owned life insurance                (234,230)      (140,227)
    Net decrease in accrued interest receivable, prepaid
      expenses and other assets                                         717,812        856,130
    Net decrease in accrued interest payable, accrued
      expenses and other liabilities                                 (2,091,715)    (1,770,405)
                                                                   -------------  -------------
        Net cash provided by operating activities                     4,078,124      4,277,277
                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits in other banks    14,323,830     (1,860,629)
  Decrease in Federal funds sold                                      9,223,000     14,074,000
  Activities on securities available for sale:
    Purchases                                                       (29,453,183)   (39,664,768)
    Proceeds from sales and calls                                    40,210,857      7,571,962
    Proceeds from maturities and paydowns                            13,735,334     10,952,346
  Purchase of restricted and other equity securities                   (980,150)       (29,100)
  Redemption of restricted and other equity securities                  540,500         85,000
  Net (increase) decrease in loans                                   36,280,183    (38,219,888)
  Net proceeds from sale of branch office                             7,748,200              -
  Purchase of premises and equipment                                 (2,181,998)    (1,958,487)
  Proceeds from disposal of assets                                      777,441        686,102
                                                                   -------------  -------------
      Net cash provided by (used in) investing activities            90,224,014    (48,363,462)
                                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                               (87,306,371)    57,217,489
  Net increase (decrease) in Federal funds purchased and
    securities sold under repurchase agreements                      (1,316,429)       650,496
  Advances from the Federal Home Loan Bank                                    -        700,000
  Payments on Federal Home Loan Bank advances                        (1,496,094)    (6,985,533)
  Dividends paid                                                     (2,077,300)    (2,094,876)
  Proceeds from the exercise of stock options                           128,125        171,875
  Acquisition of stock under stock repurchase plans                           -       (281,610)
                                                                   -------------  -------------
      Net cash provided by (used in) financing activities           (92,068,069)    49,377,841
                                                                   -------------  -------------
      Net increase in cash and due from banks                         2,234,069      5,291,656
Cash and due from banks at beginning of period                       28,188,779     29,697,335
                                                                   -------------  -------------

Cash and due from banks at end of period                           $ 30,422,848   $ 34,988,991
                                                                   =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $ 12,811,166   $ 18,072,366
                                                                   =============  =============
    Taxes                                                          $  2,398,993   $  1,421,444
                                                                   =============  =============

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Increase in unrealized gains on securities available for sale    $    365,466   $  1,187,186
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

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS

     PAB Bankshares, Inc. (the "Company") is a bank holding company whose business is primarily conducted by its wholly-owned commercial bank subsidiary, The Park Avenue Bank of Valdosta, Georgia (the "Bank"). Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located in the market areas served by the Bank's 17 offices in Georgia and Florida. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

     In addition to the Bank, the Company owns an investment advisory services subsidiary, PAB Financial Services, LLC ("PAB Financial"). PAB Financial offers brokerage, insurance, annuity, and investment planning services to its customers.

     On April 30, 2002, the Company completed its charter consolidation plan with the merger of First Community Bank of Southwest Georgia into the Bank.

     On May 20, 2002, the Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta, which, among other things, restricts the Company from redeeming its capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of its banking regulators. The resolution is the result of a recent examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank's loan portfolio. This resolution shall remain in effect until removed by the regulators.


NOTE 2.  BASIS OF PRESENTATION

     The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

     Certain items in the consolidated financial statements as of and for the three months and six months ended June 30, 2001 have been reclassified, with no net effect on total assets, total stockholders' equity, or net income, in order to be consistent with the classifications adopted with the current year presentation.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3.  STOCKHOLDERS' EQUITY

     On February 25, 2002, the Company declared a cash dividend of $0.11 per share payable to shareholders of record as of March 31, 2002. The dividends were paid on April 15, 2002.

     During the six months ended June 30, 2002, the Company received $128,125 on the exercise of stock options for 20,500 shares of the Company's common stock.


NOTE 4.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                       ----------------------  ----------------------
                                                          2002        2001        2002        2001
                                                       ----------  ----------  ----------  ----------
       Basic earnings per share:
         Net income                                    $1,700,364  $1,839,169  $3,438,044  $3,519,050
                                                       ----------  ----------  ----------  ----------

           Weighted average common shares outstanding   9,430,413   9,495,459   9,423,048   9,496,662
                                                       ----------  ----------  ----------  ----------

           Earnings per common share                   $     0.18  $     0.19  $     0.36  $     0.37
                                                       ==========  ==========  ==========  ==========

       Diluted earnings per share:
         Net income                                    $1,700,364  $1,839,169  $3,438,044  $3,519,050
                                                       ----------  ----------  ----------  ----------

         Weighted average common shares outstanding     9,430,413   9,495,459   9,423,048   9,496,662
         Effect of dilutive stock options                  24,390      78,497      33,886      70,240
                                                       ----------  ----------  ----------  ----------
           Weighted average diluted common
             shares outstanding                         9,454,803   9,573,956   9,456,934   9,566,902
                                                       ----------  ----------  ----------  ----------

           Earnings per common share                   $     0.18  $     0.19  $     0.36  $     0.37
                                                       ==========  ==========  ==========  ==========

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 5.  RECENT ACCOUNTING DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are reviewed for impairment when events or circumstances indicate that there may be impairment.

     The Company adopted the provisions of SFAS 142 on January 1, 2002. Under the provisions of SFAS 142, all amortization of goodwill and identified intangible assets with indefinite useful lives ceased. Also under SFAS 142, all goodwill and identified intangible assets with an indefinite useful life must be tested for impairment as of January 1, 2002, and annually thereafter. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of goodwill impairment.

     The Company's impairment evaluation as of January 1, 2002, under the new standard indicated that none of the Company's goodwill was impaired. The Company had $5,984,604 in goodwill recorded on its books at June 30, 2002.


NOTE 6.  SUBSEQUENT EVENTS

     On July 23, 2002, the Company's Board of Directors approved a plan of reorganization wherein PAB Financial would be liquidated, and its assets, liabilities, and business services would be assigned to the Bank. PAB Financial would then become an operating division of the Bank. This plan of reorganization is subject to required regulatory approval.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of PAB Bankshares, Inc. ("PAB", and also referred to in this Report as "the Company", "we", "us", or "our") in this Quarterly Report on Form 10-Q, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," may constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our charter consolidation plan, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words in this Report like "anticipate", "believe", "intend", "expect", "estimate", "could", "should", "will" and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements are based upon management's beliefs as well as on assumptions by and data currently available to management. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause the Company's actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins;
(3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, including our charter consolidations, and our merger partners may be greater than expected; (6) expected cost savings associated with mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following mergers and charter consolidations may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (9) adverse changes may occur in the bond and equity markets; and (10) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.


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

FINANCIAL CONDITION

The Company's balance sheet has been in a period of contraction since the fourth quarter of 2001. During the six months ended June 30, 2002, total assets have declined $94.6 million, or 11.0%, from $859.1 million to $764.5 million. Total loans have decreased $47.5 million, or 7.4%, and total deposits have decreased $91.5 million, or 12.7%. The decline in loans has resulted from the combined effects of a slow down in loan demand in most of our markets and the adoption of a new loan policy with more conservative underwriting practices. In addition, our residential mortgage portfolio has declined by $19.5 million, or 11.3%, since year end due to the high level of mortgage refinancing activity during the period.

With no loan growth and no attractive alternatives available in the bond market to invest our funds in the near term due to low interest rates, we have allowed a net $86.6 million in time deposits, or 20.1% of the total balance of time deposits outstanding at year end, to either roll off the balance sheet or into other deposit accounts at maturity. Excluding nearly $13 million in tax deposits that were withdrawn from the Bank in early January, demand and savings deposits would have increased by approximately $10 million, or 4.6%, since year end. The loan-to-deposit ratio at quarter end was at 93.9% compared to 88.5% at year end.

The $89.5 million investment portfolio had an amortized cost of $88.3 million with a net unrealized gain of $1.2 million at quarter end. The amortized cost of the investment portfolio is $24.3 million less than at year end due primarily to the liquidation of investments to satisfy depositor demands and other liquidity needs during the period. Advances from the Federal Home Loan Bank of Atlanta (the "FHLB") totaled $36.7 million, a $1.5 million decrease since year end. Total stockholders' equity was $68.1 million, or $7.23 per share, at quarter end compared to $6.95 per share at year end.

RESULTS OF OPERATIONS

Net income for the second quarter of 2002 was $1,700,000, or 18 cents per diluted share, compared to $1,839,000, or 19 cents per diluted share, during the same period in 2001. Net interest income was $6,966,000 compared to $6,931,000 during the second quarter of 2001. The provision for loan losses was $519,000, a 72.4% increase over the $301,000 provided during the same period in 2001. Noninterest income was $1,973,000, a 19.3% decrease from $2,445,000 in 2001. Noninterest expense was $5,951,000, a 6.8% decrease from $6,382,000 in 2001. Income tax expense was $769,000, a 10.0% decrease from $854,000 in 2001.

For the year to date, net income was $3,438,000, or 36 cents per diluted share, compared to $3,519,000, or 37 cents per diluted share, during the same period in 2001. Net interest income was $13,887,000 compared to $13,878,000 in 2001. The provision for loan losses was $975,000, a 67.9% increase over the $581,000 provided during the same period in 2001. Noninterest income was $4,159,000, a 4.5% decrease from $4,356,000 in 2001. Noninterest expense was $12,064,000, a 3.9% decrease from $12,560,000 in 2001. Income tax expense was $1,569,000 compared to $1,574,000 in 2001.

The reasons for these changes are discussed in more detail below.

Net Interest Income
-------------------
For the second quarter of 2002, net interest income (on a taxable-equivalent basis) was $6.99 million, only a slight increase compared to the $6.95 million earned during the same period last year. Total interest income (on a taxable-equivalent basis) was $12.14 million, a 26.1% decrease compared to the $16.4 million earned in 2001. The decrease in interest income was due primarily to a drop in the average yields earned on our loan portfolio, from 9.31% in the second quarter of 2001 to 7.15% in 2002. Total interest expense for the quarter was $5.2 million, a 45.7% decrease compared to the $9.5 million paid in the second quarter of 2001. The decrease in interest expense is the result of lower volume and a decrease in average rates paid on interest bearing liabilities from 5.48% in the second quarter of 2001 to 3.32% for the same period in 2002.

The Company's net interest margin of 3.89% during the second quarter of 2002 was at its highest quarterly level since the fourth quarter of 2000. This improvement can be attributed primarily to higher priced, fixed-rate time deposits and other borrowings maturing and/or repricing at substantially lower rates during the first half of 2002. This downward repricing of our interest-bearing liabilities is not expected to continue at the same pace in the coming quarters. In addition, the reduced loan volume and lower interest rates will have an impact on our ability to generate additional interest income during the second half of 2002. Therefore, we believe that maintaining our net interest margin will be a challenge in the next few quarters.

For the year to date, net interest income (on a taxable-equivalent basis) was $13.94 million, only a slight increase compared to the $13.93 million earned during the same period in 2001. Total interest income (on a taxable-equivalent basis) was $25.16 million for the year to date, a 23.3% decrease compared to the same period in 2001. Total interest expense was $11.22 million, a 40.6% decrease compared to the same period in 2001.

The following tables illustrate the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the later period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Thus, changes that are not solely due to volume have been consistently attributed to rate.

     For the Quarter Ended June 30,                      2002 vs. 2001
----------------------------------------------------------------------------------
                                                                   Changes Due To
                                                    Increase    ------------------
                                                   (Decrease)     Rate     Volume
----------------------------------------------------------------------------------
                                                       (Dollars In Thousands)
  Increase (decrease) in:
    Income from earning assets:
      Loans                                        $   (3,429)  $(3,224)  $  (205)
      Taxable securities                                 (357)     (369)       12
      Nontaxable securities                                11         4         7
        Other short-term investments                     (515)       69      (584)
----------------------------------------------------------------------------------
          Total interest income                        (4,290)   (3,520)     (770)
----------------------------------------------------------------------------------
    Expense from interest-bearing liabilities:
      Demand deposits                                    (374)     (596)      222
      Savings deposits                                    (98)     (126)       28
      Time deposits                                    (3,535)   (2,047)   (1,488)
      FHLB advances                                      (309)      (13)     (296)
      Notes payable                                        46         9        37
      Other short-term borrowings                         (59)      (93)       34
----------------------------------------------------------------------------------
        Total interest expense                         (4,329)   (2,866)   (1,463)
----------------------------------------------------------------------------------
        Net interest income                        $       39   $  (654)  $   693
==================================================================================


  For the Six Months Ended June 30,                         2002 vs. 2001
----------------------------------------------------------------------------------
                                                                  Changes Due To
                                                    Increase    ------------------
                                                   (Decrease)     Rate     Volume
----------------------------------------------------------------------------------
                                                       (Dollars In Thousands)
  Increase (decrease) in:
    Income from earning assets:
      Loans                                        $   (5,810)  $(6,618)  $   808
      Taxable securities                                 (189)     (533)      344
      Nontaxable securities                                10         3         7
      Other short-term investments                     (1,670)     (283)   (1,387)
----------------------------------------------------------------------------------
        Total interest income                          (7,659)   (7,431)     (228)
----------------------------------------------------------------------------------
    Expense from interest-bearing liabilities:
      Demand deposits                                    (683)   (1,196)      513
      Savings deposits                                   (191)     (250)       59
      Time deposits                                    (5,926)   (3,868)   (2,058)
      FHLB advances                                      (805)     (172)     (633)
      Notes payable                                        60       (19)       79
      Other short-term borrowings                        (127)     (213)       86
----------------------------------------------------------------------------------
        Total interest expense                         (7,672)   (5,718)   (1,954)
----------------------------------------------------------------------------------
        Net interest income                        $       13   $(1,713)  $ 1,726
==================================================================================

The following tables summarize the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Quarter Ended June 30,                         2002                          2001
----------------------------------------------------------------------------------------------------
                                                     Interest   Average            Interest  Average
                                          Average     Income/    Yield/   Average   Income/   Yield/
                                          Balance     Expense      Rate   Balance   Expense     Rate
----------------------------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
Interest-earning assets:
  Loans                                  $599,539   $  10,688      7.15%  $608,354  $ 14,117  9.31%
  Investment securities:
    Taxable                                99,466       1,108      4.47%    98,669     1,465  5.96%
    Nontaxable                              4,882          81      6.63%     4,424        70  6.33%
  Other short-term investments             17,344         266      6.16%    68,924       781  4.54%
                                         ---------  ----------            --------  --------
    Total interest-earning assets         721,231      12,143      6.75%   780,371    16,433  8.45%
                                         ---------  ----------            --------  --------
Interest-bearing liabilities:
  Demand deposits                        $166,215   $     600      1.45%  $135,355  $    974  2.88%
  Savings deposits                         38,913         108      1.11%    34,194       205  2.41%
  Time deposits                           355,362       3,637      4.11%   448,418     7,172  6.42%
  FHLB advances                            36,620         565      6.19%    55,337       874  6.34%
  Notes payable                            10,000         169      6.78%     7,667       123  6.39%
  Other short-term borrowings              15,437          71      1.84%    12,222       130  4.29%
                                         ---------  ----------            --------  --------
    Total interest-bearing liabilities    622,547       5,150      3.32%   693,193     9,478  5.48%
                                         ---------  ----------            --------  --------

Interest rate spread                                               3.43%                      2.97%
                                                                ========                      =====
Net interest income                                 $   6,993                       $  6,955
                                                    ==========                       =======
Net interest margin                                                3.89%                      3.57%
                                                                ========                      =====


For the Six Months Ended June 30,                      2002                          2001
----------------------------------------------------------------------------------------------------
                                                     Interest   Average            Interest  Average
                                          Average     Income/    Yield/   Average   Income/   Yield/
                                          Balance     Expense      Rate   Balance   Expense     Rate
----------------------------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
Interest-earning assets:
  Loans                                  $611,642   $  22,132      7.30%  $594,462  $ 27,942  9.48%
  Investment securities:
    Taxable                               101,284       2,464      4.90%    89,646     2,653  5.97%
    Nontaxable                              4,779         156      6.57%     4,554       146  6.47%
  Other short-term investments             27,243         407      3.01%    81,998     2,077  5.11%
                                         ---------  ----------            --------  --------
    Total interest-earning assets         744,948      25,159      6.81%   770,660    32,818  8.59%
                                         ---------  ----------            --------  --------
Interest-bearing liabilities:
  Demand deposits                        $167,684   $   1,229      1.48%  $132,238  $  1,912  2.92%
  Savings deposits                         38,477         218      1.14%    33,610       409  2.46%
  Time deposits                           378,531       8,292      4.42%   442,589    14,217  6.48%
  FHLB advances                            37,199       1,012      5.49%    57,080     1,817  6.42%
  Notes payable                            10,000         319      6.44%     7,667       259  6.80%
  Other short-term borrowings              16,107         149      1.87%    12,281       276  4.54%
                                         ---------  ----------            --------  --------
    Total interest-bearing liabilities    647,998      11,219      3.49%   685,465    18,890  5.56%
                                         ---------  ----------            --------  --------

  Interest rate spread                                             3.32%                      3.03%
                                                                ========                      =====
  Net interest income                               $  13,940                        $13,928
                                                    ==========                       =======
  Net interest margin                                              3.77%                      3.64%
                                                                ========                      =====

Provision for Loan Losses
-------------------------
For the quarter ended June 30, 2002, the provision for loan losses was $519,000, a 72.4% increase compared to the same period in 2001. The increased provision was made to cover an increase in nonperforming loans during the quarter and to replenish the allowance for loan losses to an adequate level after charge-offs were taken during the quarter. The allowance for loan losses was 2.67% of total loans at quarter end, compared to 2.47% at year end.

Nonperforming loans have increased 31.9% to $16.1 million at quarter end from $12.2 million at year end. As a percentage of total loans, nonperforming loans were 2.72% and 1.91% as of June 30, 2002 and December 31, 2001, respectively.

The amount of nonperforming loans outstanding at each of the indicated quarter ends is presented in the following table by category.

As of Quarter End (in thousands)                   Jun-2002    Mar-2002    Dec-2001    Sep-2001    Jun-2001
------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis         $  16,058   $  13,472   $  10,581   $   8,522   $   2,014
Accruing loans which are contractually past due
  90 days or more as to principal or interest
  payments                                                2          94       1,598       2,116       1,647
Other impaired loans                                      -           -           -       4,433       4,433
------------------------------------------------------------------------------------------------------------
    Total nonperforming loans                     $  16,060   $  13,566   $  12,179   $  15,071   $   8,094
============================================================================================================

Total nonperforming loans as a percentage of
    total loans                                        2.72%       2.23%       1.91%       2.34%       1.31%
============================================================================================================

Net charge-offs of $1,004,000 during the first half of 2002 was a 91.2% increase compared to the same period in 2001. However, when annualized, this level of charge-offs equates to 0.33% of average loans, compared to 0.75% for the 2001 fiscal year.

We will continue to monitor and adjust the level of the allowance for loan losses in relation to net charge-offs, nonperforming loans, the overall level of the allowance for loan losses to loans outstanding, and our assessment of loan losses inherent in the loan portfolio. We will adjust the level of the allowance for loan losses as needed through the provision.

Other Income
------------
During the second quarter of 2002, total other income was $1.97 million, a 19.3% decrease compared to $2.45 million during the same period in 2001. As a percentage of total revenues, noninterest income (excluding securities transactions and other nonrecurring gains and losses) represented 14.2% during the second quarter compared to 13.0% during the second quarter of 2001.

Service charges and fees on deposit accounts decreased $127,000, or 8.6%. This decrease is due primarily to a drop in net fees earned on NSF's and overdrafts this quarter compared to 2001.

Other fee income increased $90,000, or 23.8%. Included in other fee income is brokerage income generated through PAB Financial, which increased $59,000. PAB Financial opened a second office and hired three additional brokers during the fourth quarter of 2001 that is contributing to the generation of additional revenue during 2002.

On November 30, 2001, we sold our interest in Empire Financial Services, Inc., and accordingly there will be no additional earnings recognized by us in the future. We had $112,000 in earnings generated by this entity during the second quarter of 2001.

Other noninterest income decreased $295,000, or 61.2%. During the second quarter of 2001, PAB recognized a $162,000 nonrecurring rebate received from a check printing service and a $173,000 nonrecurring accrual adjustment.

Other Expenses
--------------
During the second quarter of 2002, total other expense was $5.95 million, a 6.8% decrease compared $6.38 million for the same period in 2001. Annualized as a percentage of average assets, total noninterest expense was 3.06% for the second quarter of 2002 compared to 3.03% for the same period in 2001. Although it is still considered high, our overall efficiency ratio did improve during the second quarter to 66.2% from 68.0% during the previous quarter and 67.4% during the second quarter of 2001.

Salaries and employee benefits decreased $278,000, or 7.7%. Over the past twelve months, the number of full-time equivalent employees has decreased 2.2% to 309 at quarter end. Of our 309 full-time equivalent employees at June 30, 2002, 86 (or 28%) were hired within the past twelve months. The new employees were necessary to staff offices in new markets, to replace employee turnover, and to staff new positions within the organization. With the contraction of our balance sheet, the ratio of assets per employee declined from $2.68 million at June 30, 2001 to $2.47 million at June 30, 2002.

With the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the prior straight-line amortization of our goodwill ceased. We recorded $88,000 in amortization expense during the quarter ended June 30, 2001 compared to none during the same period in 2002.

Income Tax Expense
------------------
During the second quarter of 2002, income tax expense was 31.1% of pretax income which is consistent in comparison to 31.7% during the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers. Assets, consisting primarily of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment. In addition, our liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional funding sources.

At June 30, 2002, our liquidity ratio was 14.9% and our dependency ratio was 15.2%, compared to 17.3% and 12.1%, respectively, at December 31, 2001. Monitoring our loan-to-deposit ratio is another tool we use to assess our liquidity levels. For the second quarter of 2002, our average loan-to-deposit ratio was 93.2% compared to 88.0% during the same period in 2001. Management is closely monitoring the slight tightening in our liquidity level.

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2002 and December 31, 2001 are as follows:

                                         Jun-2002     Dec-2001
                                        -----------  -----------

          Commitments to extend credit  $60,218,000  $61,674,000
          Standby letters of credit     $ 4,489,000  $ 4,189,000

At June 30, 2002, we had an outstanding commitment to construct, furnish and equip a bank branch office in Hall County, Georgia for approximately $1 million. Construction will begin in the third quarter and should be completed during the first quarter of 2003. Management plans to fund this commitment with cash flows provided from operations. Cash flows from operations totaled nearly $4.1 million during the six months ended June 30, 2002. There are no other binding commitments for material cash expenditures outstanding.

Stockholders' Equity
--------------------
The Company maintains a ratio of stockholders' equity to total assets that is considered adequate according to industry standards. The Company's ratio of stockholders' equity to total assets was 8.9% at June 30, 2002, compared to 7.6% at December 31, 2001. The Company and the Bank are required to comply with capital adequacy standards established by banking regulators.

On May 20, 2002, the Board of Directors adopted a resolution requested by the Federal Reserve Bank of Atlanta, which, among other things, restricts the Company from redeeming its capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of its banking regulators. The resolution is the result of a recent examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank's loan portfolio. This resolution shall remain in effect until removed by the regulators.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2002.

                                                                          Park       Minimum
                                                             Company    Avenue    Regulatory
                                                        Consolidated      Bank    Requirement
   ------------------------------------------------------------------------------------------

     Total Capital to Risk Weighted Assets                      13.3%     12.4%          8.0%
     Tier 1 Capital to Risk Weighted Assets                     12.0%     11.2%          4.0%
     Tier 1 Capital to Average Assets (Leverage Ratio)           9.2%      8.6%          7.5% *
   ------------------------------------------------------------------------------------------

     * Under the provisions of our resolution with the Federal Reserve Bank of Atlanta, the Bank is required to maintain a minimum Tier 1 Leverage Ratio of at least 7.5%.

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

     CUMULATIVE GAP ANALYSIS
                                       3-Month    6-Month    1-Year
     ----------------------------------------------------------------
                                           (Dollars in thousands)
     Regulatory Defined

     Rate Sensitive Assets (RSA)       $359,193  $381,549   $440,540
     Rate Sensitive Liabilities (RSL)   316,786   398,730    513,995
     ----------------------------------------------------------------
     RSA minus RSL (Gap)               $ 42,407  $(17,181)  $(73,455)

     Gap Ratio (RSA/RSL)                   1.13      0.96       0.86

     Management-Adjusted

     Rate Sensitive Assets (RSA)       $442,305  $547,741   $652,005
     Rate Sensitive Liabilities (RSL)   136,883   218,826    424,043
     ----------------------------------------------------------------
     RSA minus RSL (Gap)               $305,422  $328,915   $227,962

     Gap Ratio (RSA/RSL)                   3.23      2.50       1.54

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

       Market              Effect on Net Interest Income
     -----------           -----------------------------
     Rate Change           Gradual            Immediate
     -----------           --------           ----------
     +300 bps                  4.1%                 5.8%
     +200 bps                  3.5%                 3.8%
     +100 bps                  2.1%                 2.5%
     -100 bps                 -5.6%                -7.5%

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 28, 2002, two items were voted upon. The first item was the appointment of four directors to hold office until the 2005 annual meeting of stockholders and until their successors are dully elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

          Name                  Votes For  Votes Against  Votes Abstained
          --------------------  ---------  -------------  ---------------
          R. Bradford Burnette  5,724,368              0          206,192
          Thompson Kurrie, Jr.  5,741,878              0          188,682
          Kennith D. McLeod     5,742,311              0          188,249
          Paul E. Parker        5,732,242              0          198,318

     The following directors will continue in office:

          Michael E. Ricketson, Walter W. Carroll, II, James L. Dewar, Jr., Bill
          J. Jones, F. Ferrell Scruggs, Sr., James B. Lanier, Jr., John M. Simmons, and Joe P. Singletary, Jr.

     The second item was approving the appointment of Mauldin & Jenkins LLC as the Company's independent auditors for the fiscal year 2002. Mauldin & Jenkins LLC was ratified as the independent auditors for fiscal year 2002 by a vote of 5,8750,750 in favor, 57,316 against, and 2,494 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99. CEO & CFO Certification Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350)

     (b)  Reports on Form 8-K.

          1. Press Release dated April 24, 2002 Announcing First Quarter 2002 Earnings and Suspension of Quarterly Dividend.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PAB BANKSHARES, INC.
     --------------------
     Registrant

     Date:     August 14, 2002      By:    /s/ Michael E. Ricketson
               ---------------             -------------------------------------
                                           Michael E. Ricketson,
                                           President and Chief Executive Officer

     Date:     August 14, 2002      By:    /s/ Donald J. Torbert, Jr.
               ---------------             -------------------------------------
                                           Donald J. Torbert, Jr.,
                                           Senior Vice President, Chief
                                           Financial Officer