Form 10-Q
period 2002-09-30
PAB BANKSHARES INC
filed 2002-11-14
CIK 705200

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

For the Quarterly Period Ended September 30, 2002-Commission File Number 1-11823
                                  _____________

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

The number of shares outstanding of the registrant's common stock at September 30, 2002 was 9,430,413 shares.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                              Page
                                                                              ----
PART I          FINANCIAL INFORMATION
------          ---------------------

Item 1.         Consolidated Financial Statements (Unaudited)
                  Statements of Condition  . . . . . . . . . . . . . . . . . . . 3
                  Statements of Income . . . . . . . . . . . . . . . . . . . . . 4
                  Statements of Comprehensive Income . . . . . . . . . . . . . . 5
                  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . 6
                  Notes to Consolidated Financial Statements . . . . . . . . . . 7
Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations. . . . . . . . . . . . . . . . . . .10
Item 3.         Qualitative and Quantitative Disclosures About Market Risk . . .16
Item 4.         Controls and Procedures  . . . . . . . . . . . . . . . . . . . .17

PART II         OTHER INFORMATION
-------         -----------------
Item 1.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . None
Item 2.         Changes in Securities and Use of Proceeds . . . . . . . . . . None
Item 3.         Defaults Upon Senior Securities . . . . . . . . . . . . . . . None
Item 4.         Submissions of Matters to a Vote of Security Holders  . . . . None
Item 5.         Other Information   . . . . . . . . . . . . . . . . . . . . . None
Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART  I.  FINANCIAL  INFORMATION

                             PAB BANKSHARES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CONDITION
                         AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

-----------------------------------------------------------------------------------------------


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2002             2001
                                                                ---------------  --------------
                                                                  (UNAUDITED)
ASSETS
  Cash and due from banks                                       $   26,532,571   $  28,188,779
  Interest-bearing deposits in other banks                             404,808      15,940,115
  Federal funds sold                                                40,274,000      24,205,000
  Investment securities                                             98,469,016     113,454,135

  Loans                                                            553,457,598     637,825,571
  Allowance for loan losses                                        (12,425,704)    (15,765,373)
                                                                ---------------  --------------
      Net loans                                                    541,031,894     622,060,198
                                                                ---------------  --------------

  Premises and equipment                                            22,971,816      23,508,083
  Goodwill                                                           5,984,604       5,984,604
  Cash value of bank-owned life insurance policies                   9,822,668       9,471,936
  Foreclosed assets                                                    966,483       1,311,933
  Other assets                                                      11,130,923      15,018,471
                                                                ---------------  --------------

      Total assets                                              $  757,588,783   $ 859,143,254
                                                                ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                         $   85,885,098   $  81,493,517
    Interest-bearing                                               529,529,455     638,904,142
                                                                ---------------  --------------
      Total deposits                                               615,414,553     720,397,659
                                                                ---------------  --------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                        18,964,849      15,708,621
  Advances from the Federal Home Loan Bank                          36,568,574      38,228,478
  Guaranteed preferred beneficial interests in debentures
      (trust preferred securities)                                  10,000,000      10,000,000
  Other liabilities                                                  6,591,337       9,436,613
                                                                ---------------  --------------
  Total liabilities                                                687,539,313     793,771,371
                                                                ---------------  --------------

  Stockholders' equity:
    Preferred stock, no par value, 1,500,000 shares authorized,
      no shares issued                                                       -               -
    Common stock, no par value, 98,500,000 shares authorized,
      9,430,413 and 9,409,913 shares issued                          1,217,065       1,217,065
    Additional paid-in capital                                      28,785,476      28,657,351
    Retained earnings                                               38,970,022      34,917,898
    Accumulated other comprehensive income                           1,076,907         579,569
                                                                ---------------  --------------
      Total stockholders' equity                                    70,049,470      65,371,883
                                                                ---------------  --------------

      Total liabilities and stockholders' equity                $  757,588,783   $ 859,143,254
                                                                ===============  ==============


See accompanying notes to consolidated financial statements.

                               PAB  BANKSHARES,  INC.  AND  SUBSIDIARIES
                                 CONSOLIDATED  STATEMENTS  OF  INCOME
                                             (UNAUDITED)

--------------------------------------------------------------------------------------------------------------


                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                           -------------------------  ------------------------
                                                              2002          2001         2002         2001
                                                           -----------  ------------  -----------  -----------
INTEREST INCOME
  Interest and fees on loans                               $10,306,013  $13,506,679   $32,438,478  $41,449,091
  Interest and dividends on investment securities:
    Taxable                                                  1,065,323    1,373,936     3,720,168    4,026,563
    Nontaxable                                                  78,180       47,968       180,980      144,412
  Other interest income                                        169,675      524,990       385,372    2,602,123
                                                           -----------  ------------  -----------  -----------
      Total interest income                                 11,619,191   15,453,573    36,724,998   48,222,189
                                                           -----------  ------------  -----------  -----------

INTEREST EXPENSE
  Interest on deposits                                       3,904,190    7,857,626    13,642,637   24,396,086
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                              74,763      154,235       223,909      430,483
  Interest on Federal Home Loan Bank advances                  501,455      757,779     1,513,682    2,574,661
  Interest on other borrowings                                 146,908      106,501       466,251      365,886
                                                           -----------  ------------  -----------  -----------
      Total interest expense                                 4,627,316    8,876,141    15,846,479   27,767,116
                                                           -----------  ------------  -----------  -----------

      Net interest income                                    6,991,875    6,577,432    20,878,519   20,455,073

Provision for loan losses                                      512,583      487,833     1,487,417    1,068,500
                                                           -----------  ------------  -----------  -----------
      Net interest income after provision for loan losses    6,479,292    6,089,599    19,391,102   19,386,573
                                                           -----------  ------------  -----------  -----------

OTHER INCOME
  Service charges on deposit accounts                        1,346,718    1,529,559     3,986,168    4,255,402
  Other fee income                                             447,008      355,999     1,373,855    1,085,074
  Securities transactions, net                                  29,949        2,143        58,009        2,124
  Equity in earnings of unconsolidated subsidiary                    -      149,425             -      403,431
  Gain (loss) on disposal of assets                              9,729       (4,770)        5,468        9,227
  Other noninterest income                                     178,215      166,600       747,505      800,295
                                                           -----------  ------------  -----------  -----------
      Total other income                                     2,011,619    2,198,956     6,171,005    6,555,553
                                                           -----------  ------------  -----------  -----------

OTHER EXPENSES
  Salaries and employee benefits                             3,510,429    3,591,038    10,266,039   10,611,592
  Occupancy expense of premises                                443,925      401,252     1,262,187    1,162,268
  Furniture and equipment expense                              597,416      638,523     1,781,443    1,864,215
  Amortization of goodwill and other intangibles                     -       88,936             -      322,244
  Other noninterest expense                                  1,555,091    1,731,197     4,861,737    5,050,866
                                                           -----------  ------------  -----------  -----------
      Total other expenses                                   6,106,861    6,450,946    18,171,406   19,011,185
                                                           -----------  ------------  -----------  -----------
      Income before income tax expense                       2,384,050    1,837,609     7,390,701    6,930,941
Income tax expense                                             733,561      526,335     2,302,167    2,100,617
                                                           -----------  ------------  -----------  -----------

      Net income                                           $ 1,650,489  $ 1,311,274   $ 5,088,534  $ 4,830,324
                                                           ===========  ============  ===========  ===========

Earnings per common share:
  Basic                                                    $      0.18  $      0.14   $      0.54  $      0.51
                                                           ===========  ============  ===========  ===========
  Diluted                                                  $      0.18  $      0.14   $      0.54  $      0.51
                                                           ===========  ============  ===========  ===========
Weighted-average shares outstanding:
  Basic                                                      9,430,413    9,494,641     9,425,530    9,495,981
                                                           ===========  ============  ===========  ===========
  Diluted                                                    9,453,930    9,565,999     9,456,796    9,566,468
                                                           ===========  ============  ===========  ===========

Dividends declared per share                               $         -  $      0.11   $      0.11  $      0.33
                                                           ===========  ============  ===========  ===========


See  accompanying  notes  to  consolidated  financial  statements.

                                   PAB  BANKSHARES,  INC.  AND  SUBSIDIARIES
                              CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
                                                (UNAUDITED)

-----------------------------------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                         ------------------------  ------------------------
                                                            2002         2001         2002         2001
                                                         -----------  -----------  -----------  -----------
Net income                                               $1,650,489   $1,311,274   $5,088,534   $4,830,324

Other comprehensive income:
  Unrealized holding gains arising during
    the period, net of tax of $142,054 and $304,148 for
    the quarter and $275,853 and $735,348 for the year      275,752      577,232      535,624    1,333,199
  Reclassification adjustment for gains included in
    net income, net of tax of $10,183 and $729 for
    the quarter and $19,723 and $722 for the year           (19,766)      (1,414)     (38,286)      (1,402)
                                                         -----------  -----------  -----------  -----------
                                                            255,986      575,818      497,338    1,331,797
                                                         -----------  -----------  -----------  -----------

      Comprehensive income                               $1,906,475   $1,887,092   $5,585,872   $6,162,121
                                                         ===========  ===========  ===========  ===========


See  accompanying  notes  to  consolidated  financial  statements.

                                PAB BANKSHARES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                            (UNAUDITED)

------------------------------------------------------------------------------------------------

                                                                        2002           2001
                                                                   --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   5,088,534   $  4,830,324
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net                      2,033,950      2,033,061
    Provision for loan losses                                          1,487,417      1,068,500
    Net realized gain on securities transactions                         (58,009)        (2,124)
    Net gain on disposal of assets                                        (5,468)        (9,227)
    Net gain on sale of branch office                                   (100,000)             -
    Equity in earnings of unconsolidated subsidiary                            -       (403,431)
    Dividends received from unconsolidated subsidiary                          -        350,000
    Increase in cash value of bank-owned life insurance                 (350,732)      (225,281)
    Net decrease in accrued interest receivable, prepaid
      expenses and other assets                                        3,764,362        609,731
    Net decrease in accrued interest payable, accrued
      expenses and other liabilities                                  (1,800,835)    (1,660,871)
                                                                   --------------  -------------
        Net cash provided by operating activities                     10,059,219      6,590,682
                                                                   --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits in other banks     15,535,307       (620,716)
  (Increase) decrease in Federal funds sold                          (16,069,000)     9,037,000
  Activities on securities available for sale:
    Purchases                                                        (52,708,281)   (49,536,066)
    Proceeds from sales and calls                                     46,490,803     13,991,942
    Proceeds from maturities and paydowns                             22,058,066     18,091,818
  Purchase of restricted and other equity securities                    (980,150)      (637,600)
  Redemption of restricted and other equity securities                   540,500         85,000
  Net (increase) decrease in loans                                    68,511,099    (64,090,216)
  Net proceeds from sale of branch office                              7,748,200              -
  Purchase of premises and equipment                                  (2,722,505)    (2,669,337)
  Proceeds from disposal of assets                                     1,049,969      1,034,497
                                                                   --------------  -------------
        Net cash provided by (used in) investing activities           89,454,008    (75,313,678)
                                                                   --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                               (100,818,724)    71,950,141
  Net increase in Federal funds purchased and
    securities sold under repurchase agreements                        3,256,228      6,305,762
  Advances from the Federal Home Loan Bank                                     -        700,000
  Payments on Federal Home Loan Bank advances                         (1,659,904)   (15,649,165)
  Dividends paid                                                      (2,075,160)    (3,138,745)
  Proceeds from the exercise of stock options                            128,125        171,875
  Acquisition of stock under stock repurchase plans                            -       (439,150)
                                                                   --------------  -------------
        Net cash provided by (used in) financing activities         (101,169,435)    59,900,718
                                                                   --------------  -------------
        Net decrease in cash and due from banks                       (1,656,208)    (8,822,278)
Cash and due from banks at beginning of period                        28,188,779     29,697,335
                                                                   --------------  -------------

Cash and due from banks at end of period                           $  26,532,571   $ 20,875,057
                                                                   ==============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $  17,514,628   $ 19,850,785
                                                                   ==============  =============
    Taxes                                                          $   3,832,311   $  3,666,300
                                                                   ==============  =============

NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Increase in unrealized gains on securities available for sale    $     753,323   $    439,325
                                                                   ==============  =============


See  accompanying  notes  to  consolidated  financial  statements.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS

     PAB Bankshares, Inc. (the "Company") is a bank holding company whose business is primarily conducted by its wholly-owned commercial bank subsidiary, The Park Avenue Bank of Valdosta, Georgia (the "Bank"). Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located in the market areas served by the Bank's 18 offices in Georgia and Florida. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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


NOTE 2. BASIS OF PRESENTATION

     The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     During the nine months ended September 30, 2002, the Company received $128,125 on the exercise of stock options for 20,500 shares of the Company's common stock.


NOTE 4. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                -----------------------  ----------------------
                                                   2002         2001        2002        2001
                                                -----------  ----------  ----------  ----------
  Basic earnings per share:
    Net income                                  $ 1,650,489  $1,311,274  $5,088,534  $4,830,324
                                                -----------  ----------  ----------  ----------

    Weighted average common shares outstanding    9,430,413   9,494,641   9,425,530   9,495,981
                                                -----------  ----------  ----------  ----------

      Earnings per common share                 $      0.18  $     0.14  $     0.54  $     0.51
                                                ===========  ==========  ==========  ==========

  Diluted earnings per share:
    Net income                                  $ 1,650,489  $1,311,274  $5,088,534  $4,830,324
                                                -----------  ----------  ----------  ----------

    Weighted average common shares outstanding    9,430,413   9,494,641   9,425,530   9,495,981
    Effect of dilutive stock options                 23,517      71,358      31,266      70,487
                                                -----------  ----------  ----------  ----------
      Weighted average diluted common
        shares outstanding                        9,453,930   9,565,999   9,456,796   9,566,468
                                                -----------  ----------  ----------  ----------

      Earnings per common share                 $      0.18  $     0.14  $     0.54  $     0.51
                                                ===========  ==========  ==========  ==========

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

     The Company's initial impairment evaluation as of January 1, 2002, under the new standard indicated that none of the Company's goodwill was impaired. Pursuant to SFAS 142, the Company has elected to perform its annual impairment testing during the fourth quarter of each year. The Company had $5,984,604 in goodwill recorded on its books at September 30, 2002.

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

FINANCIAL  CONDITION

The Company's balance sheet has been in a period of contraction since the end of 2001. Since year end, total assets have declined $101.5 million, or 11.8%, from $859.1 million to $757.6 million. Total loans have decreased $84 million, or 13.2%, and total deposits have decreased $105 million, or 14.6%. Of those decreases, $10.4 million in loans and $4.3 million in deposits were sold with our Richmond Hill branch office in January 2002. Overall, our residential mortgage loan portfolio is down $29 million, or 16.9%, since year end due primarily to the high level of mortgage refinancing activity. Our consumer loans are down $14.5 million, or 26.6%, for the year. Loans for commercial purposes (including commercial real estate and construction and development loans) are down $42.9 million, or 11.7%. The decline in consumer and commercial loans is primarily the result of the following factors: (1) a few of our South Georgia markets have been in an economic recession and there has been a corresponding slow down in loan demand; (2) new loan growth in our other South Georgia markets has been hampered by our internal focus on improving asset quality, turnover in senior lenders, and a more conservative underwriting philosophy resulting from our most recent regulatory examination; (3) payoffs of some large out-of-market participation loans were not replaced; and (4) net charge-offs of $4.7 million in those categories for the year-to-date. Loan growth has been positive in our new markets in Metro Atlanta and Ocala, Florida, but not at a pace to replenish the contraction in our South Georgia Markets. In July, we opened a new branch office in Oakwood, Hall County, Georgia. In October, we opened a loan production office in Duluth, Gwinnett County, Georgia. We plan to launch a construction lending division from the Duluth office during the fourth quarter. Also, during the fourth quarter, we plan to re-enter the consumer/ retail loan markets in South Georgia with the installation of a new consumer credit-scoring application.

Without any net new loans driving asset growth this year, we have reduced the liability side of our balance sheet by allowing time deposits to either roll off the balance sheet or into other deposit accounts at maturity. Time deposits have declined by a net $107 million, or 24.9%, since year end. At the same time, we have continued to focus on building customer relationships and seeking core deposits. Balances in demand and savings accounts have increased $2.3 million, or 0.8%, since year end. However, excluding nearly $13 million in tax deposits that were withdrawn from the Bank in early January, demand and savings deposits have increased by approximately $15 million, or 5.5%, since year end. The loan-to-deposit ratio at quarter end was at 89.9% compared to 88.5% at year end.

Total stockholders' equity was $70 million, or $7.43 per outstanding common share, at quarter end compared to $6.95 per share at year end. Stockholders' equity as a percentage of total assets has improved from 7.61% at year end to 9.25% on September 30, 2002 due to the contraction of the balance sheet and the regulatory restriction on dividend payments adopted during the second quarter of this year. See "Liquidity and Capital Resources" below for more information on our regulatory capital requirements.

RESULTS  OF  OPERATIONS

For the third quarter of 2002, net income increased 25.9% to $1.65 million, or 18 cents per diluted share, compared to $1.31 million, or 14 cents per diluted share, earned during the same period in 2001. Net interest income was $6.99 million, a 6.3% increase compared to $6.58 million earned in 2001. The provision for loan losses was $513,000, a slight increase over the $488,000 provided in 2001. Noninterest income was $2.01 million, an 8.5% decrease compared to $2.20 million earned in 2001. Noninterest expense was $6.11 million, a 5.3% decrease from $6.45 million in 2001. Income tax expense was $734,000, a slight increase over $526,000 provided in 2001.

For the year to date, net income has increased 5.4% to $5.09 million, or 54 cents per diluted share, compared to $4.83 million, or 51 cents per diluted share, earned during the same period in 2001. Net interest income was $20.88 million, a slight increase compared to $20.46 million earned in 2001. The provision for loan losses was $1.49 million, a 39.2% increase over the $1.07 million provided in 2001. Noninterest income was $6.17 million, a 5.9% decrease from $6.56 million earned in 2001. Noninterest expense was $18.17 million, a 4.4% decrease from $19.01 million in 2001. Income tax expense was $2.30 million, a 9.6% increase compared to $2.10 million provided in 2001.

The reasons for these changes are discussed in more detail below.

Net  Interest  Income
---------------------
For the third quarter of 2002, net interest income (on a taxable-equivalent basis) was $7.03 million, a 6.5% increase compared to $6.60 million earned during the same period last year. However, total interest income (on a taxable-equivalent basis) was $11.66 million, a 24.7% decrease compared to the $15.48 million earned in 2001. The decrease in interest income was due primarily to a drop in the average yields earned on our loan portfolio, from 8.53% in 2001 to 7.18% in 2002, and a decrease in the average balance of the loan portfolio, from $628.2 million in 2001 to 569.7 million in 2002. Total interest expense for the quarter was $4.63 million, a 47.9% decrease compared to the $8.88 million paid in 2001. The decrease in interest expense is the result of lower volume (a $110 million decrease in average time deposits outstanding) and a decrease in average rates paid on time deposits from 5.99% in 2001 to 3.81% in 2002.

The Company's net interest margin has continued to improve. The 3.98% margin during the third quarter of 2002 was at its highest quarterly level since the fourth quarter of 2000. This improvement can be attributed primarily to higher priced, fixed-rate time deposits and other borrowings maturing and/or repricing at substantially lower rates during the year. We believe that our net interest margin will be more difficult to maintain in the coming quarters as the downward repricing of our interest-bearing liabilities is not expected to continue at the same pace of previous quarters, and the reduced loan volume and lower interest rates will have an impact on our ability to grow interest income.

For the year to date, net interest income (on a taxable-equivalent basis) was $20.97 million, only a slight 2.2% increase compared to the $20.53 million earned during the same period in 2001. Total interest income (on a taxable-equivalent basis) was $36.82 million for the year to date, a 23.8% decrease compared to the same period in 2001. Total interest expense was $15.85 million, a 42.9% decrease compared to the same period in 2001.

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


For the Quarter Ended September 30,                        2002 vs. 2001
-----------------------------------------------------------------------------------
                                                                  Changes Due To
                                                  Increase      -------------------
                                                 (Decrease)       Rate      Volume
-----------------------------------------------------------------------------------
                                                       (Dollars In Thousands)
Increase (decrease) in:
  Income from earning assets:
    Loans                                      $       (3,201)  $ (1,942)  $(1,259)
    Taxable securities                                   (309)      (152)     (157)
    Nontaxable securities                                  46         (2)       48
    Other short-term investments                         (355)      (230)     (125)
-----------------------------------------------------------------------------------
      Total interest income                            (3,819)    (2,326)   (1,493)
-----------------------------------------------------------------------------------
  Expense from interest-bearing liabilities:
    Demand deposits                                      (389)      (537)      148
    Savings deposits                                      (68)       (85)       17
    Time deposits                                      (3,497)    (1,836)   (1,661)
    FHLB advances                                        (257)       (82)     (175)
    Notes payable                                          41          9        32
    Other short-term borrowings                           (79)       (99)       20
-----------------------------------------------------------------------------------
      Total interest expense                           (4,249)    (2,630)   (1,619)
-----------------------------------------------------------------------------------
      Net interest income                      $          430   $    304   $   126
===================================================================================



For the Nine Months Ended September 30,                    2002 vs. 2001
-----------------------------------------------------------------------------------
                                                                  Changes Due To
                                                     Increase   -------------------
                                                    (Decrease)    Rate      Volume
-----------------------------------------------------------------------------------
                                                        (Dollars In Thousands)
Increase (decrease) in:
  Income from earning assets:
    Loans                                      $       (9,011)  $ (8,440)  $  (571)
    Taxable securities                                   (307)      (486)      179
    Nontaxable securities                                  56          -        56
    Other short-term investments                       (2,217)      (748)   (1,469)
-----------------------------------------------------------------------------------
      Total interest income                           (11,479)    (9,674)   (1,805)
-----------------------------------------------------------------------------------
  Expense from interest-bearing liabilities:
    Demand deposits                                    (1,072)    (1,725)      653
    Savings deposits                                     (259)      (334)       75
    Time deposits                                      (9,422)    (5,666)   (3,756)
    FHLB advances                                      (1,061)      (254)     (807)
    Notes payable                                         100        (11)      111
    Other short-term borrowings                          (207)      (306)       99
-----------------------------------------------------------------------------------
      Total interest expense                          (11,921)    (8,296)   (3,625)
-----------------------------------------------------------------------------------
      Net interest income                      $          442   $ (1,378)  $ 1,820
===================================================================================

The following tables summarize the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.


For the Quarter Ended September 30,                      2002                             2001
----------------------------------------------------------------------------------------------------------
                                                       Interest    Average             Interest   Average
                                           Average     Income/     Yield/    Average    Income/    Yield/
                                           Balance     Expense      Rate     Balance    Expense     Rate
----------------------------------------------------------------------------------------------------------
                                                                (Dollars In Thousands)
Interest-earning assets:
  Loans                                   $ 569,703   $  10,306       7.18%  $628,264  $  13,507     8.53%
  Investment securities:
    Taxable                                  84,181       1,065       5.02%    95,014      1,374     5.74%
    Nontaxable                                7,455         118       6.30%     4,480         72     6.44%
  Other short-term investments               39,247         170       1.72%    51,450        525     4.05%
                                          ----------  ----------             --------  ---------
    Total interest-earning assets           700,586      11,659       6.60%   779,208     15,478     7.88%
                                          ----------  ----------             --------  ---------
Interest-bearing liabilities:
  Demand deposits                         $ 165,943   $     578       1.38%  $143,980  $     967     2.66%
  Savings deposits                           38,197         112       1.16%    34,944        180     2.04%
  Time deposits                             334,543       3,214       3.81%   444,561      6,711     5.99%
  FHLB advances                              36,672         501       5.43%    47,671        758     6.31%
  Notes payable                              10,000         147       5.83%     7,667        106     5.51%
  Other short-term borrowings                16,648          75       1.78%    14,704        154     4.16%
                                          ----------  ----------             --------  ---------
    Total interest-bearing liabilities      602,003       4,627       3.05%   693,527      8,876     5.08%
                                          ----------  ----------             --------  ---------

Interest rate spread                                                  3.55%                          2.80%
                                                                  =========                       ========
Net interest income                                   $   7,032                         $  6,602
                                                      ==========                        ========
Net interest margin                                                   3.98%                          3.36%
                                                                  =========                       ========



For the Nine Months Ended September 30,                 2002                             2001
----------------------------------------------------------------------------------------------------------
                                                      Interest    Average              Interest   Average
                                          Average     Income/     Yield/     Average   Income/    Yield/
                                          Balance     Expense     Rate       Balance   Expense    Rate
----------------------------------------------------------------------------------------------------------
                                                                (Dollars In Thousands)
Interest-earning assets:
  Loans                                   $ 597,509   $  32,438       7.26%  $605,853  $  41,449     9.15%
  Investment securities:
    Taxable                                  95,520       3,720       5.21%    91,448      4,027     5.89%
    Nontaxable                                5,681         275       6.45%     4,529        219     6.46%
  Other short-term investments               31,288         385       1.65%    71,866      2,602     4.84%
                                          ----------  ----------             --------  ---------
    Total interest-earning assets           729,998      36,818       6.74%   773,696     48,297     8.35%
                                          ----------  ----------             --------  ---------
Interest-bearing liabilities:
  Demand deposits                         $ 167,097   $   1,807       1.45%  $136,195  $   2,879     2.83%
  Savings deposits                           38,383         330       1.15%    34,060        589     2.31%
  Time deposits                             363,707      11,506       4.23%   443,253     20,928     6.31%
  FHLB advances                              37,021       1,514       5.47%    53,909      2,575     6.39%
  Notes payable                              10,000         466       6.23%     7,667        366     6.38%
  Other short-term borrowings                16,289         223       1.84%    13,234        430     4.35%
                                          ----------  ----------             --------  ---------
    Total interest-bearing liabilities      632,497      15,846       3.35%   688,318     27,767     5.39%
                                          ----------  ----------             --------  ---------

Interest rate spread                                                  3.39%                          2.96%
                                                                  =========                       ========
Net interest income                                   $  20,972                        $  20,530
                                                      ==========                       ==========
Net interest margin                                                   3.84%                          3.55%
                                                                  =========                       ========

Provision  for  Loan  Losses
----------------------------
For the quarter ended September 30, 2002, the provision for loan losses was $513,000, compared to $488,000 provided during the same period in 2001. For the year-to-date, we have provided $1.49 million for loan losses, compared to $1.07 million in 2001. The increased provision was made to cover delinquent and nonperforming loans and to maintain the allowance for loan losses at an adequate level after charge-offs were taken during the year. The allowance for loan losses was 2.25% of total loans at quarter end compared to 2.47% at year end.

Net charge-offs of $4.83 million, or 1.08% of average loans, for the year-to-date is significantly higher due primarily to a $3.33 million charge-off taken during the third quarter on the balance of a nonperforming loan which carried a guaranty from the United States Department of Agriculture (USDA). In September, we submitted a claim to the USDA for $5.8 million to recover the loss of principal, interest and legal expenses on this credit. However, at this time, we can provide no assurances as to the timing or amount of recovery of this claim, if any. Excluding this credit, net charge-offs were $1.5 million, or 0.25% of average loans, for the first nine months of the year.

The level of delinquent loans (loans past due greater than 30 days) has improved significantly from 4.3% at March 31, 2002 to 2.05% at September 30, 2002. This level is still high compared to the Bank's peers, which was 0.81% at June 30, 2002 (the most recent data available.) Nonperforming loans, at 2.2% of total loans, are still considered high in comparison to the Bank's peer level of 0.75%.

The amount of nonperforming loans outstanding at each of the indicated quarter ends is presented in the following table by category.


As of Quarter End (in thousands)                   Sep-02    Jun-2002    Mar-2002    Dec-2001    Sep-2001
----------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis         $12,100   $  16,058   $  13,472   $  10,581   $   8,522
Accruing loans which are contractually past due
  90 days or more as to principal or interest
  payments                                             52           2          94       1,598       2,116
Other impaired loans                                    -           -           -           -       4,433
----------------------------------------------------------------------------------------------------------
    Total nonperforming loans                     $12,152   $  16,060   $  13,566   $  12,179   $  15,071
==========================================================================================================

Total nonperforming loans as a percentage of
    total loans                                      2.20%       2.72%       2.23%       1.91%       2.34%
==========================================================================================================

We will continue to monitor and adjust the level of the allowance for loan losses in relation to net charge-offs, nonperforming loans, the overall level of the allowance for loan losses to loans outstanding, and our assessment of loan losses inherent in the loan portfolio. We will adjust the level of the allowance for loan losses as needed through the provision.

Other  Income
-------------
During the third quarter of 2002, total other income was $2.01 million, an 8.5% decrease compared to $2.20 million earned during the same period in 2001. As a percentage of average assets, noninterest income (excluding securities transactions and other nonrecurring gains and losses) was an annualized 1.03% during the third quarter of 2002, the same ratio as in 2001. Noninterest income (excluding securities transactions and other nonrecurring gains and losses) to average assets was an annualized 1.02% for the first nine months of 2002 compared to 1.04% in 2001.

Service charges and fees on deposit accounts decreased $183,000, or 11.9%. This decrease is due primarily to a decline in net fees earned on our overdraft privilege product this quarter compared to 2001.

Other fee income increased $91,000, or 25.6%. Included in other fee income is brokerage income generated through PAB Financial, which increased 246.9% from $32,000 in the third quarter of 2001 to $111,000 in 2002. Mortgage origination fees increased 33.9% from $168,000 earned in the third quarter of 2001 to $225,000 in 2002 due to an increased level of refinancing activity resulting from lower interest rates. Commissions earned on insurance products decreased $34,000 from 2001 due to a decline in consumer auto lending.

On November 30, 2001, we sold our equity interest in Empire Financial Services, Inc., and accordingly there will be no additional earnings recognized by us in the future. We had $149,000 in earnings generated by this entity during the third quarter of 2001.

Other  Expenses
---------------
During the third quarter of 2002, total other expense was $6.11 million, a 5.3% decrease compared $6.45 million for the same period in 2001. Annualized as a percentage of average assets, total noninterest expense was 3.18% for the third quarter of 2002 compared to 3.00% for the same period in 2001. Although it is still considered high, our overall efficiency ratio did improve during the third quarter of 2002 to 67.9% from 72.9% during the third quarter of 2001.

Salaries and employee benefits decreased $81,000, or 2.3%. during the third quarter of 2002 compared to the same period in 2001. For the year-to-date, salaries and benefits decreased $346,000, or 3.3%, compared to the same period in 2001. At September 30, 2002, we had 304 full-time equivalent employees compared to 317 at year end. However, with the contraction of our balance sheet, the ratio of assets per employee has declined from $2.71 million at year end to $2.49 million at September 30, 2002.

With the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the prior straight-line amortization of our goodwill ceased. We recorded $89,000 in amortization expense during the quarter ended September 30, 2001 compared to none during the same period in 2002.

Income  Tax  Expense
--------------------
During the third quarter of 2002, income tax expense was 30.8% of pretax income compared to 28.6% during the same period in 2001. For the year-to-date, the effective tax rate has been 31.1% compared to 30.3% in 2001.

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

At September 30, 2002, our liquidity ratio was 18.6% and our dependency ratio was 9.5%, compared to 17.3% and 12.1%, respectively, at December 31, 2001. Monitoring our loan-to-deposit ratio is another tool we use to assess our liquidity levels. For the third quarter of 2002, our average loan-to-deposit ratio was 91.6% compared to 90.2% during the same period in 2001.

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2002 and December 31, 2001 are as follows:

                                                 Sep-2002           Dec-2001
                                              --------------     --------------
          Commitments  to  extend  credit     $   61,111,000     $   61,674,000
          Standby  letters of credit          $    1,376,000     $    4,189,000


At September 30, 2002, we had a remaining outstanding commitment to complete construction, and furnish and equip a bank branch office in Hall County, Georgia for approximately $850,000. Construction began in the third quarter and should be completed during the first quarter of 2003. Management plans to fund this commitment with cash flows provided from operations. Cash flows from operations totaled approximately $10 million during the nine months ended September 30, 2002. There are no other binding commitments for material cash expenditures outstanding.

Stockholders'  Equity
---------------------
The Company maintains a ratio of stockholders' equity to total assets that is considered adequate according to industry standards. The Company and the Bank are required to comply with capital adequacy standards established by banking regulators. At September 30, 2002, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have changed our capital ratings.

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

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2002.

                                                                         Park       Minimum
                                                             Company   Avenue     Regulatory
                                                        Consolidated     Bank    Requirement
     ---------------------------------------------------------------------------------------
     Total Capital to Risk Weighted Assets                      13.8%    13.0%          8.0%
     Tier 1 Capital to Risk Weighted Assets                     12.6%    11.8%          4.0%
     Tier 1 Capital to Average Assets (Leverage Ratio)           9.7%     9.0%          7.5% *
     ---------------------------------------------------------------------------------------

     * Under the provisions of our resolution with the Federal Reserve Bank of Atlanta, the Bank is required to maintain a minimum Tier 1 Leverage Ratio of at least 7.5%.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

A more detailed discussion of these accounting policies and estimates is located in the Notes to the Annual Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K with interim updates disclosed in the Notes to the Quarterly Consolidated Financial Statements included herein.


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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position.

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




CUMULATIVE REPRICING GAP ANALYSIS
                                         3-Month   6-Month    1-Year
     -----------------------------------------------------------------
                                            (Dollars in thousands)
     Regulatory Defined

     Rate Sensitive Assets (RSA)         $370,014  $408,789  $459,083
     Rate Sensitive Liabilities (RSL)     305,135   400,938   491,604
     -----------------------------------------------------------------
     RSA minus RSL (Gap)                 $ 64,879  $  7,851  $(32,521)

     Gap Ratio (RSA/RSL)                     1.21      1.02      0.93


     Management-Adjusted

     Rate Sensitive Assets (RSA)         $439,965  $557,739  $648,581
     Rate Sensitive Liabilities (RSL)     120,063   215,866   399,068
     -----------------------------------------------------------------
     RSA minus RSL (Gap)                 $319,902  $341,873  $249,513

     Gap Ratio (RSA/RSL)                     3.66      2.58      1.63

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

     Market         Effect on Net Interest Income
                    -----------------------------
     Rate Change      Gradual       Immediate
     ------------     -------        ---------
     +300  bps          5.9%             7.8%
     +200  bps          5.0%             4.9%
     +100  bps          3.0%             2.8%
     -100  bps         -6.8%            -7.9%


ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actionswith regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        None.

   (b)  Reports on Form 8-K.

        None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PAB BANKSHARES, INC.
     ----------------------
     Registrant

          Date: November 14, 2002      By: /s/ Michael E. Ricketson
               -------------------         ---------------------------
                                           Michael E. Ricketson,
                                           President and Chief Executive Officer


          Date: November 14, 2002     By:  /s/ Donald J. Torbert, Jr.
               -------------------         ------------------------------
                                           Donald J. Torbert, Jr.,
                                           Senior Vice President,
                                           Chief Financial Officer

CERTIFICATION

I,  Michael  E.  Ricketson,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of PAB Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 14, 2002                   /s/ Michael E. Ricketson
       -------------------                 ---------------------------
                                           Michael E. Ricketson,
                                           President and Chief Executive Officer
                                           (Principal  Executive  Officer)

CERTIFICATION

I,  Donald  J.  Torbert,  Jr.,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of PAB Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002             /s/ Donald J. Torbert, Jr.
      -------------------           ------------------------------
                                    Donald J. Torbert, Jr.,
                                    Senior Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)