Form 10-K
period 2002-12-31
PAB BANKSHARES INC
filed 2003-03-28
CIK 705200

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

  For the Fiscal Year Ended December 31, 2002 - Commission File Number 1-11823
                                  _____________

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

As of February 28, 2003, the registrant had 9,430,413 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates on February 28, 2003 was approximately $65.05 million.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
Yes [ ] No [X]

As of June 30, 2002, the registrant had 9,430,413 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates on June 30, 2002 was approximately $60.68 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end is incorporated by reference in answer to Part III of this Form 10-K.
================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I
Cautionary Notice Regarding Forward-Looking Statements. . . . . . . . . .     3
     1.   BUSINESS
               General. . . . . . . . . . . . . . . . . . . . . . . . . .     3
               Supervision and Regulation . . . . . . . . . . . . . . . .     5
     2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . .    10
     3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .    10
     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .    10

PART II
     5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .    11
     6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .    12
     7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS
               Statistical Disclosures. . . . . . . . . . . . . . . . . .    13
               Liquidity and Capital Resources. . . . . . . . . . . . . .    20
               Results of Operations. . . . . . . . . . . . . . . . . . .    21
     7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . .    25
     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               Quarterly Financial Summary for 2002 and 2001. . . . . . .    27
               Management's Responsibility For Financial Reporting. . . .    28
               Reports of Independent Public Accountants. . . . . . . . .    29
               Consolidated Balance Sheets at December 31, 2002 and 2001. 31 Consolidated Statements of Income for the Three Years
                 Ended December 31, 2002. . . . . . . . . . . . . . . . .    32
               Consolidated Statements of Comprehensive Income (Loss)
                 for the Three Years Ended December 31, 2002. . . . . . .    33
               Consolidated Statements of Stockholders' Equity for
                 the Three Years Ended December 31, 2002. . . . . . . . .    34
               Consolidated Statements of Cash Flows for the Three Years
                 Ended December 31, 2002. . . . . . . . . . . . . . . . .    35
               Notes to Consolidated Financial Statements . . . . . . . .    37
     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURES. . . . . . . . . . . . . . . . .    59

PART III
     10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . .    59
     11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .    59
     12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . .    59
     13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .    59
     14.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . .    59

PART IV
     15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . .    60

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    62

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    63

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    65

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation", as well as oral statements made by PAB Bankshares, Inc. ("PAB", and also referred to in this Report as either "the Company", "we", "us", or "our") or the officers, directors, or employees of PAB may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our charter consolidation plan, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "plan", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, including our charter consolidations, may be greater than expected; (6) expected cost savings associated with our charter consolidations may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following our charter consolidations may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (9) adverse changes may occur in the bond and equity markets; (10) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (11) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.


ITEM 1.  BUSINESS

GENERAL

PAB Bankshares, Inc. is a bank holding company headquartered in Valdosta, Georgia. PAB was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank (the "Bank"). The Bank was founded in Valdosta, Georgia in 1956, and became a state-chartered commercial bank in 1971. In 2001, the Bank became a state member bank of the Federal Reserve System. Since our incorporation in 1982, we have acquired five other Georgia financial institutions and one Florida financial institution and merged those institutions into the Bank. Currently, the Bank operates 18 offices in Georgia and Florida. Based on the FDIC/OTS Summary of Deposits report as of June 30, 2002, the Bank is the 10th largest financial institution headquartered in Georgia in terms of total in-state deposits. Further information on each of our markets is provided below under "Markets and Competition".

Through our banking offices, we provide a broad array of products and services to commercial and consumer customers in the communities we serve. Our product line includes, among other things, loans to small- and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans, and a variety of commercial and consumer demand, savings and time deposit products. We also offer Internet banking, on-line cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, and the availability of a network of ATMs to our customers. In addition, with two licensed financial advisors on staff, we are able to offer a complete line of financial and investment products and services to our customers.

More information on the Company is available on our Internet website at www.pabbankshares.com and on the Bank at www.parkavebank.com. We are not
---------------------                    -------------------
incorporating by reference into this Report the information contained on our websites and, therefore, the content of our websites is not a part of this Report.

Markets and Competition
The financial services industry is highly competitive. In our markets, we face competitive pressures from both larger regional banks and smaller community banks and thrifts in attracting and retaining commercial and consumer accounts. The competitive environment is amplified in some of our smaller markets as there are more financial service providers competing for fewer customers. The principal factors in competing for such accounts include interest rates, fee structures, the range of products and services offered, convenience of office and ATM locations, and flexible office hours. Other competition for such accounts comes from credit unions, retail brokerage firms, mortgage companies, and consumer finance offices. Other investment alternatives such as stocks and mutual funds made readily accessible by the Internet have also had an effect on our ability to grow deposits in our markets.

Our investment in "human capital" is one of our greatest assets. When it comes to competing with the larger financial institutions in our markets, we believe that our people make the difference. Our experience and strong community relationships in our local markets allow us to deliver a higher level of customer service to the small- to mid-sized commercial and individual consumer accounts. In addition, over the past three years, we have upgraded and invested heavily in systems and support to provide a product line that is comparable to the larger regional banks and gives us a competitive edge over many of the smaller financial institutions in our local markets.

During the fourth quarter of 2000, we adopted a strategy to enter into higher growth metropolitan markets that would complement our stable position in our existing South Georgia markets. This expansion began with the opening of an office in McDonough, Henry County, Georgia in October 2000. At the end of 2000, we acquired a bank with two offices in Ocala, Marion County, Florida. In October 2001, we opened an office in Oakwood, Hall County, Georgia. Both the Henry County and Hall County offices initially began as loan production offices and were subsequently developed into full service branches. In October 2002, we opened a loan production office in Duluth, Gwinnett County, Georgia. We do not have any plans to convert the Gwinnett County office to a full service branch at this time. Our offices in Henry, Hall, and Gwinnett counties are also referred to collectively as our "Metro Atlanta" offices in this Report.

The table below provides summary demographic data on each of our markets.

     MARKET                                        MARKET SHARE(1)
     ------                      TOTAL DEPOSITS  ------------------   # OF                       PCT(%)
     COUNTIES             STATE   IN MARKET(1)   PCT(%)     RANK     OFFICES  POPULATION (2)  CHANGE (3)
     --------             -----  --------------  ------  ----------  -------  --------------  ----------
     Lowndes/Cook         GA     $    1,317,267    21.4   1st of 15        5         108,105         0.2
     Decatur/Grady        GA            491,153    24.9    1st of 9        4          51,889           *
     Bulloch              GA            573,143    12.0    4th of 7        2          56,918         1.7
     Appling/Jeff Davis   GA            334,864    26.0    1st of 7        2          30,234         0.4
     Henry                GA          1,082,577     2.5  11th of 16        1         132,581        11.1
     Marion               FL          2,928,964     1.6  14th of 20        2         267,889         3.5
     Hall (4)             GA          1,897,725       -           -        1         145,664         4.6
     Gwinnett (5)         GA          6,364,200       -           -        1         621,528         5.6

=========================================================================================================
     1    Dollars in thousands. Based on FDIC/OTS Summary of Deposits data as of
          June 30, 2002. Market share data only includes FDIC insured depository institutions. Credit unions, retail brokerage firms, mortgage companies, and consumer finance offices are not included.

     2 County populations are based on 2001 estimates provided by the U.S. Census Bureau.

     3 Percentage change in county populations from 2000 to 2001 is based on U.S. Census Bureau data. * = percentage change was less than 0.1%.

     4 We did not open our branch and begin accepting deposits from this location until July 2002. Prior to that date, our presence was limited to a loan production office in this market.

     5    We opened a loan production office in this market in October 2002.

Nonbanking Services and Operations
The Bank provides agency transactional services for customer investments as permitted under the regulations of the Federal Reserve. We are able to provide our customers with securities brokerage services, including securities execution services on national securities exchanges. Our brokerage activities are restricted to buying and selling securities solely as an agent for the account of our customers, and do not include underwriting or dealing in securities. In addition, we are permitted to act as an agent for the private placement of securities in accordance with federal securities laws. We also provide investment advisory services to our customers, such as furnishing general economic information and investment advice, and providing instructional materials for customers on individual financial management matters.

Although we provide products and services under two distinct regulatory-defined operations (i.e., banking and nonbanking), our nonbanking operations do not meet the minimum materiality requirements for separate segment reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131.

Employees
As of February 28, 2003, we had a total of 298 full-time and 27 part-time employees on our payroll.


SUPERVISION AND REGULATION

The banking industry is heavily regulated at both the federal and state levels. Legislation and regulations authorized by legislation influence, among other things:

     -    How, when and where we may expand geographically;
     -    Into what product or service market we may enter;
     -    How we must manage our assets; and
     - Under what circumstances money may or must flow between and among the parent bank holding company and the subsidiary bank.

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

The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, our deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also a state member bank of the Federal Reserve and it is subject to regulation, supervision, and examination by the Federal Reserve and the Georgia Department. These regulatory agencies regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

On May 20, 2002, the Company's Board of Directors adopted a Resolution requested by the Federal Reserve, which, among other things, restricts us from redeeming our capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of our banking regulators. The Resolution is the result of an examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank's loan portfolio. This Resolution will remain in effect until removed by the regulators.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, PAB, and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions.
The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated three years.

Activities
The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act (the "GLB Act"), discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company.

The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the Securities and Exchange Commission (the "SEC") and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator. As a result, to the extent that we engage in non-banking activities permitted under the GLB Act, we will be subject to the regulatory authority of the SEC or state insurance authority, as applicable.

Payment of Dividends
PAB is a legal entity separate and distinct from its subsidiaries. Its principal source of cash flow is dividends from its subsidiary bank. There are statutory and regulatory limitations on the payment of dividends by the subsidiary bank to PAB, as well as by PAB to its stockholders.

If, in the opinion of the federal banking agencies, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action". Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

Pursuant to a Resolution entered into with our federal and state regulatory agencies on May 20, 2002, neither the Bank nor PAB can declare a dividend without obtaining prior governmental approvals. This Resolution will remain in effect until removed by the regulators. In March 2003, we requested and received approval from the Federal Reserve for the payment of a First Quarter 2003 dividend in the amount of $.03 per share to stockholders of record on March 31, 2003.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2002, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 14.0% and 12.7%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 2002 was 10.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Pursuant to an agreement entered into with our federal and state regulatory agencies on May 20, 2002, the Bank is required to maintain a minimum Tier 1 Capital Leverage Ratio of 7.5% at all times. The Bank was in compliance with all applicable minimum capital requirements as of December 31, 2002.

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

The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Support of Subsidiary Institutions
Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

At December 31, 2002, the Bank had the requisite capital level to qualify as "well capitalized" under the regulatory framework for prompt corrective action.

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

Community Reinvestment Act
Under the Community Reinvestment Act ("CRA") the Bank, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. The Bank has received satisfactory ratings in its CRA examinations.

Privacy
The GLB Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit a financial institution from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to "opt out" of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. Compliance with the implementing regulations was mandatory effective July 1, 2001. The Bank implemented the required financial privacy provisions by July 1, 2001.

Monetary Policy
The earnings of the Bank are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

USA Patriot Act of 2001
In October 2001, the USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001. The Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws. The Patriot Act establishes regulations which, among others, set standards for identifying customers who open an account and promoting cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering.

Georgia Fair Lending Act
The Georgia Fair Lending Act (the "GFLA") became initially effective on October 1, 2002 and establishes a number of prohibitions for loans that are "covered" by the statute. Generally, a loan is "covered" by the GFLA if it has an annual interest rate that exceeds the prime rate or comparable yield on treasury securities by an amount specified by the statute or if its points and fees exceed a specified percentage of the total loan amount. The GFLA has a broad definition of points and fees. Any creditor who violates the GFLA may be liable to the borrower for actual damages; statutory damages equal to two times the interest paid under the loan; forfeiture of interest; punitive damages; costs; and/or reasonable attorney's fees. For any violation for which statutory damages may be awarded, the GFLA provides the borrower with a right of rescission.

The GFLA is a controversial law because of provisions such as those creating potential liability for assignees and holders of "covered" loans. As a result, the GFLA was amended, effective March 7, 2003, by the Georgia legislature in an effort to address a number of those provisions. In addition, there are issues concerning federal preemption of the GFLA pending. The Office of the Comptroller of the Currency (the "OCC") has begun the process of issuing a determination or order regarding the preemption of GFLA. If the OCC determines that federal law preempts the GFLA, then banks operating under a national charter will not be subject to the GFLA while banks operating under a state charter will be required to comply with the GFLA. Depending upon (i) the OCC's determination regarding preemption, and (ii) the amendments to the GFLA passed by the Georgia legislature, state-chartered banks could be at a competitive disadvantage to banks operating pursuant to national charters in certain segments of the lending market. We are monitoring developments in this area and, even though the Bank is a state-chartered bank, we do not believe that we will be exposed to any significant competitive disadvantage as a result of GFLA.

Availability of Filings on Company Website
The Company's website address is www.pabbankshares.com.  Under the link entitled
                                 ---------------------
"Investor Relations", any person may access the Company's filings for the past five years with the SEC by selecting "Documents". We are not incorporating by reference into this Report the information contained on our websites and, therefore, the content of our websites is not a part of this Report.


ITEM 2.  PROPERTIES

We operate 16 banking offices in Georgia and 2 in Florida. With the exception of one of our offices in Ocala, Florida, and our loan production office in Duluth, Georgia, we own all of the real property and/or buildings in which our offices are located. The Ocala office is under a five-year operating lease that expires in May 2003. The Duluth office is under a three-year operating lease that expires in September 2005. In addition, we own a three-story administrative building, which houses our corporate offices, and an operations center in Valdosta, Georgia. All of the properties are in a good state of repair and are appropriately designed for the purposes for which they are used.

Other than the normal real estate and commercial lending activities of the Bank, we generally do not invest in real estate, interests in real estate, real estate mortgages, or securities of persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

The nature of the business of PAB and the Bank ordinarily results in a certain amount of litigation. Accordingly, we are party to a limited number of lawsuits incidental to our respective businesses. In our opinion, the ultimate disposition of these matters will not have a material adverse impact on our consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Our common stock has been listed for quotation on the American Stock Exchange ("AMEX") under the symbol "PAB" since July 9, 1996. As of February 28, 2003, there were 2,430 holders of record of our common stock.

Our ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. Our ability to generate liquid assets for distribution is primarily dependent on the ability of the Bank to pay dividends up to the parent holding company. The payment of dividends is an integral part of our goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to our stockholders. However, pursuant to the Resolution adopted on May 20, 2002, the Company must seek prior approval from its banking regulators before paying a dividend. Accordingly, in March 2003, we requested and received approval from the Federal Reserve for the payment of a First Quarter 2003 dividend in the amount of $.03 per share to stockholders of record on March 31, 2003. For more information on dividend restrictions see the "Supervision and Regulation" section in Item 1 of this Report.

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by AMEX, the cash dividends declared, and the diluted earnings per share.

                                Sales Price
                               -------------
         Calendar Period        High    Low    Dividends   Earnings
         --------------------  ------  ------  ----------  ---------
         2001
              First Quarter    $13.00  $ 9.38  $     0.11  $    0.18
              Second Quarter    12.35   10.50        0.11       0.19
              Third Quarter     11.99   10.28        0.11       0.14
              Fourth Quarter    10.89    9.90        0.11      -0.49
         2002
              First Quarter    $11.30  $ 9.21  $     0.11  $    0.18
              Second Quarter    10.01    8.15           -       0.18
              Third Quarter      8.83    7.70           -       0.18
              Fourth Quarter     9.00    8.00           -       0.13

Equity Compensation Plan Information
The following table summarizes the Company's equity compensation plans as of December 31, 2002.

                            Number of Securities                         Number of Securities
                             To be Issued Upon      Weighted-Average     Remaining Available
                                Exercise of         Exercise Price of    for Future Issuance
                                Outstanding            Outstanding          Under Equity
                             Options, Warrants      Options, Warrants       Compensation
         Plan Category           and Rights             and Rights             Plans *
     ---------------------  --------------------  ---------------------  -------------------
     Equity Compensation                 366,546  $               11.41              573,171
     Plans Approved by
     Security Holders

     Equity Compensation                     n/a                    n/a                  n/a
     Plans Not Approved by
     Security Holders

-------------------------------
* excluding securities reflected in the second column

In addition to the equity compensation plans approved by our stockholders, we have the Employee and Director Stock Purchase Program (the "SPP"). The Bank, serving as the SPP custodian, uses funds contributed from employees and directors up to an amount specified in the SPP, matched by the Company a rate of 50%, to purchase shares of our common stock. A participant may request a distribution of his or her entire account at any time. A participant's participation in the SPP terminates immediately upon termination of employment or director status. The SPP is administered by a committee appointed by the Board of Directors. We may amend or terminate the SPP or suspend the employer matching contributions at any time. For more information about the SPP, see Note 15 in the accompanying Notes to Consolidated Financial Statements. Also, a full text of the SPP is attached to this Report as Exhibit 10.9.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for PAB. This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

(In thousands, except per share and other data)         2002         2001         2000         1999         1998
--------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest income                                    $   48,079   $   62,715   $   57,526   $   49,495   $   48,385
  Interest expense                                       19,989       35,600       28,674       22,906       23,439
  ------------------------------------------------------------------------------------------------------------------
    Net interest income                                  28,090       27,115       28,852       26,589       24,946
  Provision for loan losses                               2,575       12,220        4,099          985          903
  Other income                                            8,013       11,923        5,756        6,060        5,266
  Other expense                                          24,368       26,921       21,874       18,966       17,224
  ------------------------------------------------------------------------------------------------------------------
    Income (loss) before income tax expense               9,160         (103)       8,635       12,698       12,085
  Income tax expense                                      2,813         (251)       2,909        4,005        4,098
  ------------------------------------------------------------------------------------------------------------------
    Net income                                       $    6,347   $      148   $    5,726   $    8,693   $    7,987
  ==================================================================================================================
  Net interest income (taxable-equivalent)           $   28,225   $   27,216   $   28,968   $   26,718   $   25,108
Selected Average Balances:
  Total assets                                       $  779,958   $  847,100   $  694,674   $  629,634   $  597,461
  Earning assets                                        719,352      780,120      640,889      576,729      554,127
  Loans                                                 586,712      616,156      534,340      467,149      425,210
  Deposits                                              641,449      694,219      548,276      500,582      488,322
  Stockholders' equity                                   67,975       72,268       70,706       68,161       62,913
Selected Year End Balances:
  Total assets                                       $  747,911   $  859,143   $  794,907   $  664,969   $  620,111
  Earning assets                                        683,456      790,546      722,490      606,464      569,291
  Loans                                                 555,238      637,825      580,737      494,417      440,515
  Allowance for loan losses                              12,097       15,765        8,185        5,037        5,172
  Deposits                                              606,730      720,398      637,180      516,204      504,087
  Stockholders' equity                                   71,265       65,372       70,780       69,611       66,063
Common Share Data:
  Outstanding at year end                             9,430,413    9,409,913    9,501,947    9,617,406    9,604,027
  Weighted average outstanding                        9,426,761    9,482,709    9,528,387    9,612,634    9,602,946
  Diluted weighted average outstanding                9,459,768    9,550,080    9,598,790    9,749,162    9,813,825
Per Share Ratios:
  Net income - basic                                 $     0.67   $     0.02   $     0.60   $     0.90   $     0.83
  Net income - diluted                                     0.67         0.02         0.60         0.89         0.81
  Dividends declared                                       0.11         0.44         0.43         0.39         0.28
  Book value                                               7.56         6.95         7.45         7.24         6.88
Profitability Ratios:
  Return on average assets (ROA)                           0.81%        0.02%        0.82%        1.38%        1.34%
  Return on average equity (ROE)                           9.34%        0.20%        8.10%       12.75%       12.70%
  Net interest margin                                      3.92%        3.49%        4.52%        4.63%        4.53%
  Efficiency ratio (excluding merger and
    conversion costs)                                     67.04%       74.02%       60.39%       57.12%       55.06%
Liquidity Ratios:
  Total loans to total deposits                           91.51%       88.54%       91.14%       95.78%       87.39%
  Average loans to average earning assets                 81.56%       78.98%       83,37%       81.00%       76.74%
  Noninterest-bearing deposits to total deposits          14.45%       11.31%       11.09%       12.58%       14.30%
Capital Adequacy Ratios:
  Average equity to average assets                         8.72%        8.53%       10.18%       10.83%       10.53%
  Dividend payout ratio                                   16.39%     2855.42%       72.08%       43.54%       33.95%
Asset Quality Ratios:
  Net charge-offs to average loans                         1.06%        0.75%        0.26%        0.24%        0.17%
  Nonperforming loans to total loans                       1.87%        1.91%        1.27%        0.54%        0.40%
  Nonperforming assets to total assets                     1.56%        1.57%        0.99%        0.52%        0.37%
  Allowance for loan losses to total loans                 2.18%        2.47%        1.41%        1.02%        1.17%
  Allowance for loan losses to nonperforming loans       116.56%      129.44%      111.03%      188.79%      292.87%
--------------------------------------------------------------------------------------------------------------------

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


STATISTICAL DISCLOSURES

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

On May 20, 2002, the Board of Directors adopted a Resolution requested by our primary federal regulator, the Federal Reserve Bank of Atlanta, which, among other things, restricts us from redeeming our capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of our banking regulators. The Resolution is the result of a recent examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank's loan portfolio. This Resolution had a profound impact on our financial condition and results of operations in 2002, and it shall remain in effect until removed by the regulators.

The Company's balance sheet has been in a period of contraction since the end of 2001. At December 31, 2002, our total assets were $747.9 million, a $111.2 million, or 13%, decrease from total assets of $859.1 million at December 31, 2001. The majority of the decrease in assets was in the loan portfolio. Total loans decreased $82.6 million, or 13%, in 2002. Total deposits decreased $113.7 million, or 16%, in 2002. Of those decreases, $10.4 million in loans and $4.3 million in deposits were sold with our Richmond Hill branch office in January 2002. Overall, our residential mortgage loan portfolio is down $43.1 million, or 21%, since the beginning of 2002 due primarily to the high level of mortgage refinancing activity. Our consumer loans are down $15.7 million, or 30%, for the year. Loans for commercial purposes (including commercial real estate and construction and development loans) are down $21.6 million, or 6%. The decline in consumer and commercial loans during 2002 is primarily the result of the following factors: (1) some of our markets have been in an economic recession and there has been a corresponding slow down in loan demand; (2) new loan growth in our South Georgia markets has been hampered by our internal focus on improving asset quality, high turnover in senior lenders, and the adoption of a more conservative underwriting philosophy; (3) payoffs of some large out-of-market participation loans were not replaced; (4) general portfolio decay resulting from customer reaction to the consolidation of our banking charters, and (5) net charge-offs of $6.1 million in those categories for the year. Loan growth has been positive in our new markets in Metro Atlanta, but not at a pace to replenish the contraction in some of our South Georgia markets.

Without any net new loans driving asset growth in 2002, we have reduced the liability side of our balance sheet by allowing time deposits to either roll off the balance sheet or into other deposit accounts at maturity. Time deposits have declined by a net $125.8 million, or 29%, since the beginning of 2002. At the same time, we have continued to focus on building customer relationships and seeking core deposits. Balances in demand and savings accounts increased $12.1 million, or 4%, during 2002. In addition, we reduced our advances from the Federal Home Loan Bank of Atlanta by a net $2.1 million, or 5%, during 2002.

Total stockholders' equity increased $5.9 million, or 9%, during 2002. Equity was increased primarily from the contribution of $6.3 million from 2002 earnings net of $1.0 million in dividends paid prior to the adoption of the Resolution previously mentioned. As a percentage of total assets, equity represented 9.5% at end of 2002, compared to 7.6% at the beginning of 2002, with the increase resulting from an increase in equity and a decline in assets during the year.

Interest rates remained at near-historic lows throughout most of 2002. While the lower rate environment resulted in downward repricing of our earning assets, we were also able to reduce the cost of funding those earning assets during the year. The next two tables illustrate the effects of the decline in interest rates and a decrease in the volume of loans and other earning assets on our interest income during 2002. The impact of interest rates and volume on our earnings are more fully discussed under "Results of Operations" below.

Average Balances, Interest and Yields
The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for each of the last three years. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Years Ended
December 31,                                     2002                              2001                         2000
---------------------------------------------------------------------------------------------------------------------------------
                                               Interest    Average               Interest   Average            Interest   Average
                                   Average     Income/     Yield/     Average    Income/    Yield/    Average   Income/   Yield/
                                   Balance     Expense      Rate      Balance    Expense     Rate     Balance   Expense    Rate
---------------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars In Thousands)
ASSETS
Interest-earning assets:
  Loans                           $ 586,712   $ 42,645        7.27%  $616,156   $  54,163     8.79%  $534,340   $ 51,045    9.55%
  Investment securities:
    Taxable                          92,942      4,638        4.99%    93,377       5,468     5.86%    68,702      4,028    5.86%
    Nontaxable                        6,157        398        6.46%     4,607         299     6.49%     5,009        344    6.86%
  Other short-term
    investments                      33,541        533        1.59%    65,980       2,886     4.37%    32,838      2,225    6.78%
                                  ----------  ---------              ---------  ---------            ---------  --------
      Total interest-
        earning assets              719,352     48,214        6.70%   780,120      62,816     8.05%   640,889     57,642    8.99%

Noninterest-earning assets:
  Cash                               22,541                            23,329                          25,170
  Allowance for loan losses         (14,903)                           (8,429)                         (5,650)
  Unrealized gain (loss)
    on securities
    available for sale                1,095                             2,340                            (240)
  Other assets                       51,873                            49,740                          34,505
                                  ----------                         ---------                       ---------
      Total assets                $ 779,958                          $847,100                        $694,674
                                  ==========                         =========                       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits                 $ 167,986   $  2,330        1.39%  $141,314   $   3,624     2.56%  $116,661   $  3,357    2.88%
  Savings deposits                   38,289        430        1.12%    34,535         732     2.12%    28,723        725    2.52%
  Time deposits                     350,697     14,309        4.08%   443,486      27,012     6.09%   335,935     20,128    5.99%
  FHLB advances                      36,863      2,014        5.46%    51,248       3,213     6.27%    56,674      3,796    6.70%
  Notes payable                      10,000        608        6.08%     7,930         468     5.90%         -          -
  Other short-term
    borrowings                       16,870        298        1.77%    13,958         551     3.95%    13,717        668    4.87%
                                  ----------  ---------              ---------  ---------            ---------  --------
      Total interest-
        bearing liabilities         620,705     19,989        3.22%   692,471      35,600     5.14%   551,710     28,674    5.20%

Noninterest-bearing liabilities
  and stockholders' equity:
  Demand deposits                    84,476                            74,884                          66,957
  Other liabilities                   6,802                             7,477                           5,301
  Stockholders' equity               67,975                            72,268                          70,706
                                  ----------                         ---------                       ---------
        Total liabilities and
          stockholders'
          equity                  $ 779,958                          $847,100                        $694,674
                                  ==========                         =========                       =========

Interest rate spread                                          3.48%                           2.91%                         3.79%
                                                         ==========                        ========                       =======

Net interest income                           $ 28,225                          $ 27,216                        $28,968
                                              =========                         =========                       ========

Net interest margin                                           3.92%                           3.49%                         4.52%
                                                         ==========                        ========                       =======

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

  For the Years Ended December 31,          2002 vs. 2001                   2001 vs. 2000
  ----------------------------------------------------------------------------------------------------
                                                     Changes Due To                  Changes Due To
                                      Increase    -------------------   Increase    ------------------
                                     (Decrease)     Rate      Volume   (Decrease)     Rate     Volume
                                     -----------  ---------  --------  -----------  --------  --------
                                                          (Dollars In Thousands)
  Increase (decrease) in:
    Income from:
      Loans                          $  (11,518)  $ (8,930)  $(2,588)  $    3,118   $(4,698)  $ 7,816
      Taxable securities                   (830)      (805)      (25)       1,440        (7)    1,447
      Nontaxable securities                  99         (2)      101          (45)      (17)      (28)
      Other short-term investments       (2,353)      (934)   (1,419)         661    (1,585)    2,246
  ----------------------------------------------------------------------------------------------------
          Total interest income         (14,602)   (10,671)   (3,931)       5,174    (6,307)   11,481
  ----------------------------------------------------------------------------------------------------

  Expense from:
    Demand deposits                      (1,294)    (1,978)      684          267      (442)      709
    Savings deposits                       (302)      (382)       80            7      (140)      147
    Time deposits                       (12,703)    (7,052)   (5,651)       6,884       440     6,444
    FHLB advances                        (1,199)      (297)     (902)        (583)     (220)     (363)
    Notes payable                           140         18       122          468         -       468
    Other short-term borrowings            (253)      (368)      115         (117)     (129)       12
  ----------------------------------------------------------------------------------------------------
        Total interest expense          (15,611)   (10,059)   (5,552)       6,926      (491)    7,417
  ----------------------------------------------------------------------------------------------------

        Net interest income          $    1,009   $   (612)  $ 1,621   $   (1,752)  $(5,816)  $ 4,064
  ====================================================================================================

INVESTMENT PORTFOLIO

The carrying values of investment securities at the indicated dates are presented below. Changes in the mix of our investment portfolio will vary over time given changes in market conditions and liquidity needs of the Bank.

     As of December 31,                        2002      2001     2000
     -------------------------------------------------------------------
                                               (Dollars in Thousands)
     U. S. Government and agency securities   $25,622  $ 56,504  $51,031
     State and municipal securities             8,614     4,999    4,967
     Corporate debt securities                 12,397     8,389        -
     Mortgage-backed securities                32,066    32,199   21,127
     Marketable equity securities              13,500     4,827    2,817
     Restricted and other equity securities     5,827     6,356    4,983
     -------------------------------------------------------------------
          Total                               $98,026  $113,454  $84,925
     ===================================================================

The following table shows the maturities of non-equity investment securities at December 31, 2002 and the weighted-average yields (on a fully taxable basis assuming a 34% tax rate) on such securities. The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds. Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                             U.S. Government   State, County,        Corporate        Mortgage-
                                                 and  Agency   and  Municipal             Debt           Backed
                                                  Securities       Securities       Securities       Securities
     As of December 31, 2002                  Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
     -----------------------------------------------------------------------------------------------------------
                                                                 (Dollars In Thousands)
     Due in one year or less                  $ 1,068   6.09%  $ 1,195   2.80%  $ 4,057   3.43%  $   130   0.00%
     Due after one year through five years     18,985   4.42%    2,305   5.74%    7,340   5.30%   16,695   4.49%
     Due after five years through ten years     5,569   6.10%    1,758   6.24%    1,000   6.75%   12,332   5.41%
     Due after ten years                            -      -     3,357   6.70%        -      -     2,909   5.94%
     -----------------------------------------------------------------------------------------------------------
          Total                               $25,622   4.85%  $ 8,614   5.81%  $12,397   4.79%  $32,066   4.91%
     -----------------------------------------------------------------------------------------------------------

The estimated fair market value of our investment portfolio at December 31, 2002, was approximately $1.6 million, or 1.6%, above amortized cost; however, market values vary significantly as interest rates change. Of the investments in U.S. Government and agency securities maturing after one year, approximately $16.4 million, or 67%, are potentially callable at par value within one year.

Our investment portfolio policy stresses quality and liquidity. With the exception of three bonds with a total carrying value of $1.6 million, or 1.7% of our total portfolio, the bonds which are selected as investments carry an "A" rating or better by either Standard and Poor's or Moody's Investors Service, Inc. The three non-rated investments are small, private placements for two Georgia municipalities and one Georgia bank holding company. These investments were reviewed for credit and market risk and deemed appropriate for the Bank's portfolio by management. The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single debtor.


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

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

     As of December 31,                                     2002       2001       2000       1999       1998
     ----------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
     Commercial and financial                             $ 55,840   $ 80,493   $ 72,942   $ 59,328   $ 56,531
     Agricultural                                           22,178     26,428     23,064      8,197      6,759
     Real estate - construction                             75,076     63,486     40,130     31,858     22,567
     Real estate - mortgage (commercial and residential)   354,628    402,988    376,000    332,008    298,211
     Installment loans to individuals and other             47,739     64,806     68,880     63,424     56,825
     ----------------------------------------------------------------------------------------------------------
                                                           555,461    638,201    581,016    494,815    440,893
     Unearned income, net                                     (223)      (376)      (279)      (398)      (378)
     ----------------------------------------------------------------------------------------------------------
                                                           555,238    637,825    580,737    494,417    440,515
     Allowance for loan losses                             (12,097)   (15,765)    (8,185)    (5,037)    (5,172)
     ----------------------------------------------------------------------------------------------------------
          Loans, net                                      $543,141   $622,060   $572,552   $489,380   $435,343
     ==========================================================================================================

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

     As of December 31,                                    2002     2001     2000     1999     1998
     ------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
     Commercial and financial                              10.06%   12.62%   12.56%   12.00%   12.83%
     Agricultural                                           3.99%    4.15%    3.97%    1.66%    1.54%
     Real estate - construction                            13.52%    9.95%    6.91%    6.44%    5.12%
     Real estate - mortgage (commercial and residential)   63.87%   63.18%   64.75%   67.15%   67.70%
     Installment loans to individuals and other             8.60%   10.16%   11.86%   12.83%   12.90%
     ------------------------------------------------------------------------------------------------
                                                          100.04%  100.06%  100.05%  100.08%  100.09%
     Unearned income, net                                  -0.04%   -0.06%   -0.05%   -0.08%   -0.09%
     ------------------------------------------------------------------------------------------------
                                                          100.00%  100.00%  100.00%  100.00%  100.00%
     Allowance for loan losses                             -2.18%   -2.47%   -1.41%   -1.02%   -1.17%
     ------------------------------------------------------------------------------------------------
          Loans, net                                       97.82%   97.53%   98.59%   98.98%   98.83%
     ================================================================================================

There was a definite change in both the volume and mix of the Bank's loan portfolio during 2002. Overall, the portfolio decreased $82.6 million, or 12.9%, from $637.8 million at the beginning of the year to $555.2 million at year end. As a percentage of the portfolio, construction and development loans expanded from 9.95% at the end of 2001 to 13.52% at the end of 2002 due to growth in our Metro Atlanta offices. The largest category in our portfolio, commercial and residential real estate loans, held at approximately 63% of the portfolio over the past year.

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

                                                     Commercial                  Real Estate -   Real Estate -   All Other
     As of December 31, 2002                        & Financial   Agricultural    Construction      Mortgage       Loans
     ----------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
     Due in one year or less                        $     33,135  $      10,824  $       58,362  $       89,348  $   22,551
     Due after one year through five years                18,408         10,873          10,231         190,370      19,431
     Due after five years                                  4,297            481           6,483          74,910       5,757
     ----------------------------------------------------------------------------------------------------------------------
          Total                                     $     55,840  $      22,178  $       75,076  $      354,628  $   47,739
     ======================================================================================================================

     Of the above loans maturing after one year,
          those with predetermined fixed rates      $     10,763  $       3,907  $        5,103  $      116,059  $   25,188
          those with floating or adjustable rates         11,942          7,447          11,611         149,221           -
     ----------------------------------------------------------------------------------------------------------------------
               Total maturing after one year        $     22,705  $      11,354  $       16,714  $      265,280  $   25,188
     ======================================================================================================================

Nonperforming Loans
The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

     As of December 31,                                           2002     2001     2000    1999    1998
     ----------------------------------------------------------------------------------------------------
                                                                        (Dollars in Thousands)
     Loans accounted for on a nonaccrual basis                   $10,378  $10,581  $2,430  $2,395  $1,567
     Accruing loans which are contractually past due
        90 days or more as to principal or interest payments           -    1,598     509     273     199
     Other impaired loans                                              -        -   4,433       -       -
     ----------------------------------------------------------------------------------------------------
          Total nonperforming loans                              $10,378  $12,179  $7,372  $2,668  $1,766
     ====================================================================================================

Total nonperforming loans decreased $1.8 million, or 14.8%, from 2001. Included in the group of nonperforming loans at December 31, 2002, are loans totaling
$4.2 million, or 40.5% of the total, that are due from four borrowers.   Three
of the four borrowers, whose debts with the Bank total $1.5 million, are farmers whose loans are secured by farmland and agricultural equipment. The other borrower owes the Bank $2.7 million on a real estate and golf course development. In December 2001, we took a $2 million write-down on this line due to a potential collateral deficiency.

Included in nonperforming loans at the beginning of 2002, were loans totaling $3.3 million due from one commercial borrower. These loans were partially guaranteed by the U. S. Department of Agriculture (the "USDA"). We wrote-off the unguaranteed portions of these loans in December 2000 when it became apparent the borrower could no longer adequately service the debt. In September 2002, after an unsuccessful effort to collect the loans from the borrower, the remaining balance of these loans were charged-off and a formal claim was filed with the USDA for a recovery of the guaranteed portion plus uncollected interest and legal and collection fees. Our claim is currently under review at the USDA, and at this time, we can provide no assurances as to the timing or amount of a recovery, if any.

Although we have made some progress in addressing our nonperforming loans, we still have a challenge ahead of us as we work to bring our level of nonperforming loans to a more acceptable level. Our ratio of nonperforming loans to total loans was 1.87% at year end, compared to an average ratio of 0.77% for our national peer group (all commercial banks having assets between $500 million and $1 billion). Unfortunately, with a slowing economy we would expect to see additional problems develop in both consumer and commercial loans in 2003.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received unless and until the loan is returned to accrual status.

For the year ended December 31, 2002, the gross interest income that would have been recorded if our nonperforming loans had been current in accordance with their original terms was approximately $1.1 million. The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2002 was approximately $199,000.

A potential problem loan is any loan which is not disclosed above as nonperforming, but where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms. As of December 31, 2002, there were approximately $894,000 in loans not classified as nonperforming that management considered potential problem loans.

SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

     For the Years Ended December 31,                         2002       2001       2000       1999       1998
     ------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
     Balance at beginning of year                           $ 15,765   $  8,185   $  5,037   $  5,172   $  4,996
     Charge-offs:
       Commercial, financial and agricultural                  3,771      1,619        680        444        207
       Real estate - construction                                  -      2,001        110         13          -
       Real estate - mortgage (commercial and residential)     1,752        538        393        191         45
       Installment loans to individuals and other loans        1,079        675        401        568        571
     ------------------------------------------------------------------------------------------------------------
                                                               6,602      4,833      1,584      1,216        823
     ------------------------------------------------------------------------------------------------------------
     Recoveries:
       Commercial, financial and agricultural                     89         55         59         10         16
       Real estate - construction                                  -          -          -          -          -
       Real estate - mortgage (commercial and residential)       119         72         72          -         22
       Installment loans to individuals and other loans          151         66         51         86         58
     ------------------------------------------------------------------------------------------------------------
                                                                 359        193        182         96         96
     ------------------------------------------------------------------------------------------------------------
       Net charge-offs                                         6,243      4,640      1,402      1,120        727
     ------------------------------------------------------------------------------------------------------------
     Additions provided to the allowance
       charged to operations                                   2,575     12,220      4,099        985        903
     Allowance for loan losses of acquired bank                    -          -        451          -          -
     ------------------------------------------------------------------------------------------------------------
     Balance at end of year                                 $ 12,097   $ 15,765   $  8,185   $  5,037   $  5,172
     ============================================================================================================

     Average balance of loans outstanding                   $586,712   $616,156   $534,340   $467,149   $425,210
     ============================================================================================================

     Ratio of net charge-offs during the year to average
       loans outstanding during the year                        1.06%      0.75%      0.26%      0.24%      0.17%
     ============================================================================================================

The allowance for loan losses as a percentage of nonperforming loans was 116.6% at December 31, 2002, compared to 129.4% at December 31, 2001. The allowance for loan losses related to our nonperforming loans amounted to $2.4 million and $4.8 million at December 31, 2002 and 2001, respectively. Our level of charge-offs has increased substantially in 2002 and 2001 compared to the previous years due primarily to $6.7 million in write-downs taken on two larger credits.

At December 31, 2002, the allowance as a percent of total loans was 2.18%,
compared to 2.47% at December 31, 2001.   We consider the current level of the
allowance for loan losses adequate to absorb losses from loans in the portfolio. We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. This methodology includes an assessment for specific valuations on larger loan lines and nonperforming loans, and an assessment based on environmental factors applied to other smaller homogenous groups of otherwise performing loans. The environmental factors considered in developing our loss measurements include:

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
While we use the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other environmental factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

The components of the allowance for credit losses for each of the past five years are presented below.

As of December 31,          2002            2001             2000             1999             1998
-----------------------------------------------------------------------------------------------------------
                            Percent of       Percent of       Percent of       Percent of       Percent of
                              Loans in         Loans in         Loans in         Loans in         Loans in
                              Category         Category         Category         Category         Category
                              to Total         to Total         to Total         to Total         to Total
                        Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
-----------------------------------------------------------------------------------------------------------
                                                     (Dollars In Thousands)

Commercial, financial
  and agricultural      $ 2,422   14.0%  $ 2,823   16.7%  $ 1,203   16.5%  $   687   13.7%  $   742   14.3%
Real estate -
  construction            1,293   13.5%    1,572    9.9%      973    6.9%      324    6.4%      265    5.1%
Real estate -
  mortgage                7,660   63.9%    9,244   63.2%    4,779   64.7%    3,380   67.1%    3,498   67.7%
Installment loans to
  Individuals               722    8.6%    2,126   10.2%    1,230   11.9%      646   12.8%      667   12.9%
Unallocated                   -                -                -                -                -
-----------------------------------------------------------------------------------------------------------
  Total                 $12,097  100.0%  $15,765  100.0%  $ 8,185  100.0%  $ 5,037  100.0%  $ 5,172  100.0%
===========================================================================================================

DEPOSITS

The following table summarizes average deposits and related weighted average rates of interest paid for each of the three years presented.

     For the Year Ended December 31,       2002               2001             2000
     ------------------------------------------------------------------------------------
                                     Amount    Rate     Amount     Rate    Amount   Rate
     ------------------------------------------------------------------------------------
                                                     (Dollars In Thousands)

     Noninterest-bearing demand     $ 84,476       -   $ 74,884       -   $ 66,957     -
     Interest-bearing demand         167,986    1.39%   141,314    2.56%   116,661  2.88%
     Savings                          38,289    1.12%    34,535    2.12%    28,723  2.52%
     Time                            350,697    4.08%   443,486    6.09%   335,935  5.99%
     ------------------------------------------------------------------------------------
          Total                     $641,449    2.66%  $694,219    4.52%  $548,276  4.44%
     ------------------------------------------------------------------------------------

The maturities of time deposits of $100,000 or more as of December 31, 2002 are summarized below.

                                       Amount (in thousands)
     --------------------------------------------------------
     Three months or less                         $    25,577
     Over three through six months                     22,527
     Over six months through one year                  23,260
     Over one year                                     27,413
     --------------------------------------------------------
          Total                                   $    98,777
     ========================================================

With a decline in loan volume during 2002, we elected to not compete aggressively for time deposits of $100,000 or more. Within our portfolio of time deposits, those with balances of $100,000 or more decreased by $58.6 million, or 37%, during the year. Other time deposits also declined as we lowered our offering rates during the year and depositors moved into interest-bearing demand and savings accounts. Along with the decrease in volume, the average rate paid on time deposits dropped 201 basis points from 6.09% in 2001 to 4.08% in 2002. The decrease in both volume and rate on these deposits allowed us to improve our net interest margin and keep our net interest income from falling to a less profitable level.

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

At December 31, 2002, our liquidity ratio was 22.5% and our net noncore funding dependency ratio was 16.3%. Our liquidity and funding policy provides that we should maintain a liquidity position of greater than or equal to 15% and a net noncore funding dependency ratio of less than or equal to 25%. Although we intend to tighten our liquidity levels in early 2003, since year end we are aware of no trends or events likely to result in a material change in our ability to meet the borrowing needs and deposit withdrawal requirements of our customers.

Borrowings
We will often utilize external funding sources to fund growth and operations.
We utilize deposits, federal funds lines of credit with our correspondent banks, and customer repurchase agreements to provide liquidity and short-term funding, while long-term funding needs are often met through advances from the Federal Home Loan Bank of Atlanta (the "FHLB") and other borrowing arrangements. Our FHLB advances outstanding averaged $36.9 million during 2002. The advances outstanding at December 31, 2002 totaled $36.1 million with a weighted-average stated interest rate of 5.35%.

On November 28, 2001, PAB Bankshares Capital Trust I ("PAB Trust") issued $10 million of Floating Rate Capital Securities, also referred to as "trust preferred securities". We formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures issued by us. The interest rates on both the trust preferred securities and the debentures are reset semi-annually at LIBOR plus 3.75% (currently 5.17%) with a rate cap of 11.0% through December 8, 2006. We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust's obligations under the trust preferred securities. PAB Trust's sole asset is the debentures issued by us. The debentures will mature on December 8, 2031, but are callable at par at our option in whole or in part anytime after December 8, 2006. The proceeds from the issuance of the trust preferred securities qualify as Tier 1 Capital under the risk-based capital guidelines established by the Federal Reserve.

Investment Portfolio
The Bank's investment portfolio is another primary source of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $6.3 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flows from the investment portfolio.

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits, certain borrowing arrangements, and for other purposes. At December 31, 2002, approximately 49.7% of our $98 million investment portfolio was pledged as collateral to others.

Commitments of Capital
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. At December 31, 2002, we had outstanding commitments to extend credit through open lines of credit of approximately $70.3 million and outstanding standby letters of credit of approximately $1.4 million.

At December 31, 2002, we had an outstanding commitment to complete the construction of a branch office in Hall County, Georgia. Our plan is to fund the remaining $350,000 estimated for final construction costs and to furnish and equip this office during the first quarter of 2003 with cash provided from operations. Our cash flow from operations for the past three years has ranged between $9.5 and $14.5 million per year. There are no other binding commitments for material cash expenditures outstanding.

Stockholders' Equity
We are required to comply with capital adequacy standards established by our regulatory agencies. See the section titled "Capital Adequacy" under Supervision and Regulation in Item 1 of this document for more information on the regulatory capital adequacy standards.

The following table summarizes our consolidated regulatory capital ratios at December 31, 2002, 2001 and 2000.

                                                                                       Minimum
                                                                                    Regulatory
                                                               2002  2001   2000   Requirement
     ------------------------------------------------------------------------------------------
     Total Capital to Risk Weighted Assets                    14.0%  12.0%  12.5%          8.0%
     Tier 1 Capital to Risk Weighted Assets                   12.7%  10.7%  11.1%          4.0%
     Tier 1 Capital to Average Assets (Leverage Ratio)        10.0%   8.0%   8.7%          4.0%
     ------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

NET INTEREST INCOME

The primary component of a financial institution's profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. Our net interest income for 2002, on a tax equivalent basis, increased by $1 million, or 3.7%, over 2001. Interest income decreased $14.6 million, or 23.2%, while interest expense decreased by $15.6 million, or 43.8%, during 2002. The decrease in interest income is primarily the result of a $60.8 million, or 7.8%, decrease in the volume of average earning assets held in 2002 compared to 2001. In addition, due to the low interest rate environment, the average yield on those earning assets fell 135 basis points from 8.05% in 2001 to 6.70% in 2002. The decrease in interest expense is also the result of a decline in volume and rates. Average interest-bearing liabilities decreased by $71.8 million, or 10.4%, during 2002, and the average rates paid on those funds decreased 192 basis points from 5.14% in 2001 to 3.22% in 2002.

Net interest income for 2001 decreased by $1.8 million, or 6%, from 2000. The decrease in 2001 from 2000 was the net result of a rapid decrease in interest rates during 2001 offset somewhat by an increase in volume over 2000. The repricing of our fixed-rate time deposits and other borrowings lagged nine to twelve months on average behind the almost instantaneous repricing of the bulk of our loans during 2001.

The net interest margin is net interest income expressed as a percentage of
average earning assets.   Our net interest margin increased from 3.49% in 2001
to 3.92% in 2002, a 43 basis point improvement. Although our net interest margin steadily improved each quarter during 2002, from 3.32% during the fourth quarter of 2001 to 4.18% during the fourth quarter of 2002, our ability to continue to improve our net interest margin going forward will be a challenge as long as interest rates hold at or slide even lower than the current levels.


PROVISION FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision, we maintain an allowance for loan losses that we believe is adequate to absorb losses inherent in our loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions and other internal and external environmental factors. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance for loan losses.

The provision for loan losses was $2.6 million in 2002. This is a decline of $9.6 million from 2001. The decline is due to a shrinking loan portfolio and some stabilization in the level of nonperforming loans.

The provision for loan losses increased to $12.2 million in 2001 from $4.1 million in 2000 due primarily to a $7.2 million provision required by the examiners for the Federal Reserve. The increased provisions in 2001 were necessary to cover the rise in nonperforming loans, to keep pace with an increase in charge-offs, and to reserve for other weaknesses identified in the loan portfolio.


NONINTEREST INCOME

The following table summarizes noninterest income during the last three years.

     For the Year Ended December 31,               2002                       2001                      2000
     ----------------------------------------------------------------------------------------------------------
                                                                Percent                   Percent
                                                                Change                    Change
                                                   Amount    2002 vs. 2001   Amount    2001 vs. 2000   Amount
     ----------------------------------------------------------------------------------------------------------
                                                                     (Dollars In Thousands)

     Service charges on deposit accounts           $ 5,295        -5.0%      $ 5,575        43.6%      $ 3,881
     Mortgage origination fees                         838        19.4%          702        59.9%          439
     Brokerage commissions and fees                    485        58.5%          306       144.8%          125
     ATM/debit card fee income                         329       149.2%          132        -2.9%          136
     Insurance commissions and fees                      6       -96.3%          161       -23.2%          210
     Other commissions and fees                        227         1.3%          224        14.9%          195
     Securities transactions, net                      261       -85.0%        1,741     7,354.2%          (24)
     Earnings of unconsolidated subsidiary               -           -           590         4.8%          563
     Earnings on bank-owned life insurance             478        -2.8%          492       251.4%          140
     Write-down due to impairment in value
       of branch office *                             (372)          -             -           -             -
     Gain (loss) on disposal of assets *                 -           -            (1)       99.4%         (154)
     Gain on sale of branch office *                   100           -             -           -             -
     Gain on sale of unconsolidated subsidiary *         -           -         1,462           -             -
     Other noninterest income                          366       -32.1%          539       120.0%          245
     ----------------------------------------------------------------------------------------------------------
          Total Noninterest Income                 $ 8,013       -32.8%      $11,923       107.1%      $ 5,756
     ==========================================================================================================

     *  Non-recurring  items  for  discussion  purposes

Noninterest income decreased 32.8% in 2002, from $11.9 million in 2001 to $8 million in 2002. However, as a percentage of average assets, noninterest income, excluding securities transactions and other non-recurring items, has been approximately 1.03%, 1.03%, and 0.85% for each of the last three years ending December 31, 2002, 2001 and 2000, respectively.

Service charges on deposit accounts dropped slightly from 2001 to 2002 as we continued to promote a free checking product and the average balance per transaction account increased over 2001, thus reducing the monthly service fees. The fee income generated from an overdraft privilege product that was launched in March 2001 and resulted in an increase in revenues that year also tapered off in 2002.

Mortgage origination fees increased 19.4% in 2002 due to a rise in refinancing activity as interest rates remained low during the year. If the demand for refinancing slows during 2003, we expect our mortgage origination fee income to decline as well.

Brokerage income increased 58.5% in 2002 to $485,000 during the third year of that operation. We do not expect to be able to generate as much income in 2003 as retail investing activity has slowed.

Fee income from ATM and debit cards increased 149.2% in 2002 as the volume of point-of-sale transactions has increased and, to a lesser degree, we increased the fees we charge non-bank customers for the use of our ATM's during the year.

Fee income for sales of consumer credit insurance decreased by 96.3% in 2002 as we moved away from paying our lenders commissions for the product.

Gains on securities transactions decreased nearly $1.5 million in 2002. There was a $1.7 million gain on the sale of stock in the Federal Home Loan Mortgage Corporation in 2001.

We did not record any earnings from our equity investment in an unconsolidated subsidiary in 2002 because we sold our 50% equity interest in December 2001 for a gain of approximately $1.5 million.

We recorded a $100,000 gain on the sale of our branch office in Richmond Hill, Georgia in January 2002. In December 2002, we recognized a $372,000 write-down on the impairment of a branch office in Ocala, Florida after an updated appraisal of the property failed to support the carrying value recorded when the branch was acquired in December 2000.


NONINTEREST EXPENSE

The following table summarizes noninterest expenses during the last three years.

     For the Year Ended December 31,         2002                     2001                    2000
     ------------------------------------------------------------------------------------------------
                                                        Percent                   Percent
                                                        Change                    Change
                                            Amount   2002 vs. 2001   Amount   2001 vs. 2000   Amount
     ------------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)
     Salaries and wages                     $10,921      -13.7%      $12,648       36.6%      $ 9,259
     Employee benefits                        2,958        8.9%        2,716       20.4%        2,256
     Net occupancy expense of premises        1,716        8.6%        1,580       35.6%        1,165
     Furniture and equipment expense          2,396       -6.1%        2,553       47.4%        1,732
     Amortization of intangible assets            -          -           409       13.6%          360
     Advertising and business development       512      -14.8%          601       14.3%          526
     Supplies and printing                      638      -33.1%          953       51.0%          631
     Telephone and internet charges             638       15.0%          555       48.8%          373
     Postage and courier                        644        5.1%          613       33.6%          459
     Legal and accounting fees                  883       97.5%          447      -13.9%          519
     Conversion and consolidation costs           -          -           313      -62.4%          833
     Other noninterest expense                3,062      -13.3%        3,533       -6.1%        3,761
     ------------------------------------------------------------------------------------------------
          Total Noninterest Expense         $24,368       -9.5%      $26,921       23.1%      $21,874
     ================================================================================================

Noninterest expense decreased 9.5% in 2002. As a percentage of average assets, noninterest expense has been approximately 3.12%, 3.18%, and 3.15% for each of the last three years ending December 31, 2002, 2001 and 2000, respectively.

Salaries and employee benefits decreased 9.7% in 2002, from $15.4 million to $13.9 million. In 2001, we incurred a charge amounting to $2.2 million related to the cancellation of two executives' employment agreements. When this amount is excluded, salaries and employee benefits for 2002 increased 5.3% from 2001 to 2002. This increase is the result of annual raises, promotions, health insurance premium increases, etc. as the number of full-time equivalent employees in the organization actually fell from 318 at the end of 2001 to 314 at the end of 2002.

Occupancy expense increased 8.6% in 2002 due to the addition of new facilities and an increase in property taxes, insurance, and utilities. Furniture and equipment expense decreased 6.1% in 2002 due primarily to a decrease in depreciation expense.

With the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the prior straight-line amortization of our goodwill ceased. This resulted in a decrease in goodwill amortization cost of $352,000 from 2001.

Legal and accounting fees increased by 97.5% in 2002. The majority of this increase can be attributed to an increase in legal fees for the collection and recovery of problem loans. Both legal and accounting fees also increased due to regulatory matters.

Telephone, postage and courier costs all increased as we have geographically expanded our offices further away from our headquarters in Valdosta over the past two years. Most other operating expenses were down in 2002 as a result of a tighter budgeting process, the consolidation of our banking charters, and other cost savings measures.

INCOME TAXES

The provision for income tax expense as a percentage of pre-tax income was 30.7% for 2002. The difference between the effective rate and the statutory federal rate of 34% is due primarily to income earned on our investments in and loans to tax-exempt municipalities and earnings on the cash value of our bank-owned life insurance.


FOURTH QUARTER RESULTS

For the fourth quarter of 2002, our net income was $1.3 million, or $0.13 per share, compared to a loss of $4.7 million in the fourth quarter of 2001. The loss in 2001 was due primarily to an additional $7.2 million provision for loan losses recorded during the quarter. Our net interest margin for the fourth quarter of 2002 was 4.18% compared to 3.32% in 2001. The average yield on earning assets fell 63 basis points to 6.57% in 2002 from 7.20% in 2001. However, the average rate paid on interest-bearing liabilities improved 160 basis points to 2.81% in 2002 from 4.41% in 2001.


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


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. The Company's accounting policies are described in detail in Note 1 of our Consolidated
Financial Statements provided in Item 8 of this Report. The following is a brief description of the Company's critical accounting policies involving significant management valuation judgment.

Allowance for Loan Losses
The allowance for loan losses represents management's estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management's assessment of several factors including, but not limited to, reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on segments of the loan portfolio, historical loan loss experiences and the level of classified and nonperforming loans.

Loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Management's assessment is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should cash flow assumptions or market conditions change, a different amount may be reported for the allowance for loan losses and the associated provision for loan losses.

Estimates of Fair Value
The estimation of fair value is significant to a number of the Company's assets, including, but not limited to, investment securities, other real estate owned, and other repossessed assets. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Fair values for most investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment on at least an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit.


RECENT ACCOUNTING PRONOUNCEMENTS

In management's opinion, there are no recent accounting pronouncements that have had a material impact on PAB's earnings or financial position as of or for the year ended December 31, 2002.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to exposure from U.S. dollar interest rate changes and accordingly, we manage our exposure by considering the possible changes in the net interest margin. We do not engage in trading activity nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly held pass through securities. Finally, we have no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At December 31, 2002, our one-year management-adjusted gap ratio of 1.41 was outside of our policy guidelines, however, this exception to policy was mitigated by our strategy to position our balance sheet to benefit from an increase in interest rates. Also, our assumptions on prepayments speeds, based in part on the Mortgage Bankers Association's Refinancing Index that reached record high levels during 2002, may or may not be sustainable throughout the next year.

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

     CUMULATIVE REPRICING GAP ANALYSIS
                                        3-Month   6-Month    1-Year
      --------------------------------------------------------------
                                         (Dollars in thousands)
     Regulatory Defined

     Rate Sensitive Assets (RSA)       $398,585  $424,976  $461,525
     Rate Sensitive Liabilities (RSL)   324,114   392,723   478,107
      --------------------------------------------------------------
     RSA minus RSL (Gap)               $ 74,471  $ 32,253  $(16,582)

     Gap Ratio (RSA/RSL)                   1.23      1.08      0.97

     Management-Adjusted

     Rate Sensitive Assets (RSA)       $417,803  $463,412  $537,758
     Rate Sensitive Liabilities (RSL)   131,445   200,054   381,773
      --------------------------------------------------------------
     RSA minus RSL (Gap)               $286,358  $263,358  $155,985

     Gap Ratio (RSA/RSL)                   3.18      2.32      1.41

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of year end, the simulation model projected net interest income would increase 12.7% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 27.5% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at year end. However, this exception was mitigated because a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.25%. If market rates immediately fell by 100 basis points, a more plausible but still unlikely scenario, our model projected net interest income to decrease 13.0% over the next year.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or "shock", in market interest rates.

                       Effect on Net Interest Income
     Market            -----------------------------
     Rate Change       Gradual             Immediate
     -----------       --------           ----------
     +300 bps             12.3%                15.8%
     +200 bps             11.1%                12.7%
     +100 bps              7.9%                 8.5%
     -100 bps            -11.4%               -13.0%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ----------------------------------------------------

     Quarterly Financial Summary for 2002 and 2001. . . . . . . . . . . . . . . .  27
     Management's Responsibility For Financial Reporting. . . . . . . . . . . . .  28
     Reports of Independent Public Accountants. . . . . . . . . . . . . . . . . .  29
     Consolidated Balance Sheets at December 31, 2002 and 2001. . . . . . . . . .  31
     Consolidated Statements of Income for the Three Years Ended December 31,
          2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
     Consolidated Statements of Comprehensive Income (Loss) for the Three Years
          Ended  December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . .  33
     Consolidated Statements of Stockholders' Equity for the Three Years Ended
          December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
     Consolidated Statements of Cash Flows for the Three Years Ended December 31,
          2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .  37


QUARTERLY FINANCIAL SUMMARY FOR 2002 AND 2001

(The sum of the quarterly results presented may not agree with the results for the full year due to rounding.)

                                                   Quarterly Period Ended
                                        March 31   June 30   September 30    December 31
  ---------------------------------------------------------------------------------------
                                             (In Thousands, Except Per Share Data)

  Year Ended December 31, 2002:
    Interest income                     $  12,990  $ 12,116  $      11,619  $     11,354
    Interest expense                        6,069     5,150          4,627         4,142
  ---------------------------------------------------------------------------------------
      Net interest income                   6,921     6,966          6,992         7,212
    Provision for loan losses                 456       519            513         1,088
  ---------------------------------------------------------------------------------------
      Net interest income
        after provision for
        loan losses                         6,465     6,447          6,479         6,124
    Other income                            2,186     1,973          2,012         1,842
    Other expenses                          6,113     5,951          6,107         6,197
  ---------------------------------------------------------------------------------------
      Income before
        income taxes                        2,538     2,469          2,384         1,769
    Income tax                                800       769            734           511
  ---------------------------------------------------------------------------------------
      Net income                        $   1,738  $  1,700  $       1,650  $      1,258
  =======================================================================================

    Basic earnings per share            $    0.18  $   0.18  $        0.18  $       0.13
    Diluted earnings per share          $    0.18  $   0.18  $        0.18  $       0.13


  Year Ended December 31, 2001:
    Interest income                     $  16,359  $ 16,410  $      15,453  $     14,492
    Interest expense                        9,412     9,479          8,876         7,833
  ---------------------------------------------------------------------------------------
      Net interest income                   6,947     6,931          6,577         6,659
    Provision for loan losses                 280       301            488        11,151
  ---------------------------------------------------------------------------------------
      Net interest income
        after provision for
        loan losses                         6,667     6,630          6,090        (4,492)
    Other income                            1,912     2,445          2,199         5,367
    Other expenses                          6,178     6,382          6,451         7,909
  ---------------------------------------------------------------------------------------
      Income (loss) before
        income taxes                        2,401     2,693          1,837        (7,034)
    Income tax (benefit)                      721       854            526        (2,352)
  ---------------------------------------------------------------------------------------
      Net income (loss)                 $   1,680  $  1,839  $       1,311  $     (4,682)
  =======================================================================================

    Basic earnings (loss) per share     $    0.18  $   0.19  $        0.14  $      (0.49)
    Diluted earnings (loss) per share   $    0.18  $   0.19  $        0.14  $      (0.49)

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

We are responsible for the preparation of the financial statements, related financial data and other information in this Annual Report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this Report is consistent with the financial statements.

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


/s/ Michael E. Ricketson
------------------------------------
Michael E. Ricketson
President and
Chief Executive Officer

/s/ Donald J. Torbert, Jr.
------------------------------------
Donald J. Torbert, Jr., CPA
Senior Vice President and
Chief Financial Officer

/s/ Laura A. Hancock
------------------------------------
Laura A. Hancock, CPA
Vice President and
Controller

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

          We have audited the accompanying consolidated balance sheets of PAB BANKSHARES, INC. AND SUBSIDIARIES as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of PAB Bankshares, Inc. and subsidiaries for the year ended December 31, 2000 were audited by other auditors, whose report dated January 26, 2001 expressed an unqualified opinion on those statements.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and subsidiaries, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




                                      /s/  MAULDIN  &  JENKINS,  LLC



Albany, Georgia
January 24, 2003

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


/s/ Stewart, Fowler & Stalvey, P.C.
-----------------------------------


Valdosta, Georgia
January 26, 2001

                          PAB BANKSHARES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2002 AND 2001

----------------------------------------------------------------------------------------


                                                                2002           2001
                                                            -------------  -------------
ASSETS
  Cash and due from banks                                   $ 25,199,278   $ 28,188,779
  Interest-bearing deposits in other banks                       974,848     15,940,115
  Federal funds sold                                          30,784,000     24,205,000
  Investment securities, at fair value                        98,025,604    113,454,135

  Loans                                                      555,238,242    637,825,571
  Allowance for loan losses                                  (12,096,988)   (15,765,373)
                                                            -------------  -------------
      Net loans                                              543,141,254    622,060,198
                                                            -------------  -------------

  Premises and equipment                                      22,555,234     23,508,083
  Goodwill                                                     5,984,604      5,984,604
  Cash value of bank-owned life insurance policies             9,950,135      9,471,936
  Foreclosed assets                                            1,284,487      1,311,933
  Other assets                                                10,011,854     15,018,471
                                                            -------------  -------------

      Total assets                                          $747,911,298   $859,143,254
                                                            =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing                                     $ 87,667,055   $ 81,493,517
    Interest-bearing                                         519,063,178    638,904,142
                                                            -------------  -------------
      Total deposits                                         606,730,233    720,397,659
                                                            -------------  -------------

  Federal funds purchased and securities sold under
    agreements to repurchase                                  17,520,242     15,708,621
  Advances from the Federal Home Loan Bank                    36,144,910     38,228,478
  Guaranteed preferred beneficial interests in debentures
    (trust preferred securities)                              10,000,000     10,000,000
  Other liabilities                                            6,251,175      9,436,613
                                                            -------------  -------------
      Total liabilities                                      676,646,560    793,771,371
                                                            -------------  -------------

  Stockholders' equity:
    Preferred stock, no par value; 1,500,000 shares
      authorized; no shares issued                                     -              -
    Common stock, no par value; 98,500,000 shares
      authorized; 9,430,413 and 9,409,913 shares issued        1,217,065      1,217,065
    Additional paid-in capital                                28,785,476     28,657,351
    Retained earnings                                         40,228,327     34,917,898
    Accumulated other comprehensive income                     1,033,870        579,569
                                                            -------------  -------------
      Total stockholders' equity                              71,264,738     65,371,883
                                                            -------------  -------------

      Total liabilities and stockholders' equity            $747,911,298   $859,143,254
                                                            =============  =============

See accompanying notes to consolidated financial statements.

                               PAB BANKSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

---------------------------------------------------------------------------------------------------


                                                               2002          2001          2000
                                                            -----------  ------------  ------------
INTEREST INCOME
  Interest and fees on loans                                $42,645,210  $54,162,805   $51,045,640
  Interest and dividends on investment securities:
    Taxable                                                   4,637,821    5,468,147     4,028,030
    Nontaxable                                                  262,446      197,206       226,732
  Other interest income                                         533,048    2,886,541     2,225,325
                                                            -----------  ------------  ------------
        Total interest income                                48,078,525   62,714,699    57,525,727
                                                            -----------  ------------  ------------

INTEREST EXPENSE
  Interest on deposits                                       17,068,902   31,368,578    24,209,959
  Interest on federal funds purchased and securities sold
    under agreements to repurchase                              298,310      550,840       668,246
  Interest on Federal Home Loan Bank advances                 2,013,671    3,212,932     3,796,126
  Other interest expense                                        607,778      468,029             -
                                                            -----------  ------------  ------------
      Total interest expense                                 19,988,661   35,600,379    28,674,331
                                                            -----------  ------------  ------------

      Net interest income                                    28,089,864   27,114,320    28,851,396

Provision for loan losses                                     2,575,000   12,220,250     4,098,663
                                                            -----------  ------------  ------------
      Net interest income after provision for loan losses    25,514,864   14,894,070    24,752,733
                                                            -----------  ------------  ------------

OTHER INCOME
  Service charges on deposit accounts                         5,294,753    5,574,871     3,880,560
  Other fee income                                            1,884,885    1,524,909     1,105,167
  Securities transactions, net                                  261,178    1,740,720       (23,630)
  Equity in earnings of unconsolidated subsidiary                     -      590,370       562,979
  Other noninterest income                                      572,341    2,492,190       231,290
                                                            -----------  ------------  ------------
      Total other income                                      8,013,157   11,923,060     5,756,366
                                                            -----------  ------------  ------------

OTHER EXPENSES
  Salaries and employee benefits                             13,879,438   15,364,051    11,515,415
  Occupancy expense of premises                               1,716,338    1,579,803     1,164,663
  Furniture and equipment expense                             2,396,318    2,552,914     1,731,930
  Amortization of goodwill and other intangibles                      -      408,635       359,520
  Other noninterest expense                                   6,376,134    7,105,193     7,102,166
                                                            -----------  ------------  ------------
      Total other expenses                                   24,368,228   26,920,596    21,873,694
                                                            -----------  ------------  ------------

      Income (loss) before income tax expense (benefit)       9,159,793     (103,466)    8,635,405
Income tax expense (benefit)                                  2,812,954     (250,626)    2,908,808
                                                            -----------  ------------  ------------

      Net income                                            $ 6,346,839  $   147,160   $ 5,726,597
                                                            ===========  ============  ============

EARNINGS PER COMMON SHARE:
  Basic                                                     $      0.67  $      0.02   $      0.60
                                                            ===========  ============  ============
  Diluted                                                   $      0.67  $      0.02   $      0.60
                                                            ===========  ============  ============

See accompanying notes to consolidated financial statements.

                           PAB BANKSHARES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

-------------------------------------------------------------------------------------------


                                                         2002          2001         2000
                                                      -----------  ------------  ----------
Net income                                            $6,346,839   $   147,160   $5,726,597

Other comprehensive income (loss):
  Unrealized holding gains arising during
    the period, net of tax of $322,761; $442,595;
    and $531,975                                         626,678       859,035    1,032,658
  Reclassification adjustment for (gains) losses
    included in net income, net of (tax) benefit of
    ($88,801); ($591,845); and $8,034                   (172,377)   (1,148,875)      15,596
                                                      -----------  ------------  ----------
                                                         454,301      (289,840)   1,048,254
                                                      -----------  ------------  ----------

      Comprehensive income (loss)                     $6,801,140   $  (142,680)  $6,774,851
                                                      ===========  ============  ==========

See accompanying notes to consolidated financial statements.

                                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

-----------------------------------------------------------------------------------------------------------------


                                                                                      ACCUMULATED
                                      COMMON STOCK        ADDITIONAL                     OTHER
                                 ----------------------    PAID-IN       RETAINED    COMPREHENSIVE
                                   SHARES    PAR VALUE     CAPITAL       EARNINGS    INCOME (LOSS)      TOTAL
                                 ----------  ----------  ------------  ------------  --------------  ------------

BALANCE, DECEMBER 31, 1999       9,617,406   $1,217,065  $31,236,921   $37,336,119   $    (178,845)  $69,611,260
  Net income                             -            -            -     5,726,597               -     5,726,597
  Other comprehensive income             -            -            -             -       1,048,254     1,048,254
  Cash dividends declared,
    $.4325 per share                     -            -            -    (4,122,994)              -    (4,122,994)
  Stock acquired and cancelled
    under stock repurchase plan   (119,616)           -   (1,512,152)            -               -    (1,512,152)
  Stock options exercised            4,157            -       29,515             -               -        29,515
                                 ----------  ----------  ------------  ------------  --------------  ------------
BALANCE, DECEMBER 31, 2000       9,501,947    1,217,065   29,754,284    38,939,722         869,409    70,780,480
  Net income                             -            -            -       147,160               -       147,160
  Other comprehensive loss               -            -            -             -        (289,840)     (289,840)
  Cash dividends declared,
    $.44 per share                       -            -            -    (4,168,984)              -    (4,168,984)
  Stock acquired and cancelled
    under stock repurchase plan   (123,534)           -   (1,293,808)            -               -    (1,293,808)
  Stock options exercised           31,500            -      196,875             -               -       196,875
                                 ----------  ----------  ------------  ------------  --------------  ------------
BALANCE, DECEMBER 31, 2001       9,409,913    1,217,065   28,657,351    34,917,898         579,569    65,371,883
  Net income                             -            -            -     6,346,839               -     6,346,839
  Other comprehensive income             -            -            -             -         454,301       454,301
  Cash dividends declared,
    $.11 per share                       -            -            -    (1,036,410)              -    (1,036,410)
  Stock options exercised           20,500            -      128,125             -               -       128,125
                                 ----------  ----------  ------------  ------------  --------------  ------------
BALANCE, DECEMBER 31, 2002       9,430,413   $1,217,065  $28,785,476   $40,228,327   $   1,033,870   $71,264,738
                                 ==========  ==========  ============  ============  ==============  ============

See accompanying notes to consolidated financial statements.

                                   PAB BANKSHARES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

----------------------------------------------------------------------------------------------------------


                                                                   2002           2001           2000
                                                               -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $  6,346,839   $    147,160   $  5,726,597
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, amortization and accretion, net                 3,112,790      2,674,847      2,019,426
    Provision for loan losses                                     2,575,000     12,220,250      4,098,663
    Provision for deferred taxes                                  1,180,948     (3,343,255)      (968,127)
    Net realized (gain) loss on securities transactions            (261,178)    (1,740,720)        23,630
    Net (gain) loss on disposal of assets                              (404)           839        153,817
    Gain on sale of interest in unconsolidated subsidiary                 -     (1,461,739)             -
    Gain on sale of branch office                                  (100,000)             -              -
    Equity in earnings of unconsolidated subsidiary                       -       (590,370)      (562,979)
    Dividends received from unconsolidated subsidiary                     -        350,000        500,000
    Write down due to impairment in value of branch office          372,313              -              -
    Increase in cash value of bank-owned life insurance            (478,199)      (491,579)      (139,958)
    Increase in deferred compensation accrual                        88,063      1,156,175        176,877
    Increase (decrease) in retirement and severance accruals       (402,362)     1,436,388              -
    (Increase) decrease in interest receivable                    2,870,401        443,054       (969,909)
    Increase (decrease) in interest payable                      (1,981,829)        80,769        774,898
    (Increase) decrease in taxes receivable                         628,882        144,270       (892,703)
    Decrease in taxes payable                                             -              -       (340,497)
    Net change in other assets and other liabilities                513,982     (1,574,011)     1,679,617
                                                               -------------  -------------  -------------

      Net cash provided by operating activities                  14,465,246      9,452,078     11,279,352
                                                               -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in interest-bearing deposits
    in other banks                                               14,965,267     (2,526,095)    (1,477,548)
  (Increase) decrease in federal funds sold                      (6,579,000)    19,210,000    (11,935,000)
  Activities on securities available for sale:
    Purchases                                                   (76,717,640)   (72,833,848)    (4,003,944)
    Proceeds from sales and calls                                64,734,595     16,468,305        103,933
    Proceeds from maturities and paydowns                        27,114,382     30,620,307     11,707,704
  Purchase of restricted and other equity securities               (980,150)    (1,637,600)      (163,500)
  Proceeds from redemption of restricted and
    other equity securities                                       1,688,500         85,000        456,200
  Net (increase) decrease in loans                               63,295,276    (63,674,464)   (65,053,345)
  Purchase of premises and equipment                             (3,203,850)    (3,332,730)    (7,437,686)
  Proceeds from disposal of assets                                2,218,559      1,799,167        924,785
  Proceeds from sale of interest in unconsolidated subsidiary             -      1,800,000              -
  Net proceeds from sale of branch office                         7,748,200              -              -
  Purchase of bank-owned life insurance polices                           -              -     (6,265,261)
  Proceeds from redemption of life insurance policies                     -         60,998        511,031
  Net cash received in purchase acquisition                               -              -      1,526,565
                                                               -------------  -------------  -------------

      Net cash (used in) provided by investing activities        94,284,139    (73,960,960)   (81,106,066)
                                                               -------------  -------------  -------------

                                    PAB BANKSHARES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

------------------------------------------------------------------------------------------------------------


                                                                     2002           2001           2000
                                                                --------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                           $(109,503,044)  $ 83,217,921   $ 76,610,058
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements                 1,811,621      3,543,030     (1,662,503)
  Advances from the Federal Home Loan Bank                            331,000        700,000     27,770,000
  Payments on Federal Home Loan Bank advances                      (2,414,568)   (21,172,804)   (29,180,958)
  Cash paid to former stockholders on acquisition                           -     (7,667,280)             -
  Proceeds on issuance of guaranteed preferred beneficial
    interests in debentures                                                 -     10,000,000              -
  Dividends paid                                                   (2,073,020)    (4,179,108)    (4,054,117)
  Proceeds from the exercise of stock options                         128,125        196,875         29,515
  Repurchase of preferred stock in REIT subsidiaries                  (19,000)             -              -
  Acquisition of stock under stock repurchase plans                         -     (1,293,808)    (1,512,152)
  Costs capitalized on issuance of guaranteed preferred
    beneficial interest in debentures                                       -       (344,500)             -
                                                                --------------  -------------  -------------

         Net cash (used in) provided by financing activities     (111,738,886)    63,000,326     67,999,843
                                                                --------------  -------------  -------------


Net decrease in cash and due from banks                            (2,989,501)    (1,508,556)    (1,826,871)

Cash and due from banks at beginning of period                     28,188,779     29,697,335     31,524,206
                                                                --------------  -------------  -------------

Cash and due from banks at end of period                        $  25,199,278   $ 28,188,779   $ 29,697,335
                                                                ==============  =============  =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the period for:
    Interest                                                    $  21,970,490   $ 35,519,610   $ 27,899,433
                                                                ==============  =============  =============

    Taxes                                                       $   1,384,810   $  2,948,358   $  4,626,725
                                                                ==============  =============  =============

NONCASH INVESTING AND FINANCING TRANSACTIONS
  Increase (decrease) in unrealized gains on securities
    available for sale                                          $     688,114   $   (438,972)  $  1,597,178
                                                                ==============  =============  =============

  Purchase price and debt incurred on acquisition               $           -   $          -   $  7,667,280
                                                                ==============  =============  =============

See accompanying notes to consolidated financial statements.

                      PAB BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE  OF  BUSINESS

           PAB Bankshares, Inc, (the Company) is a bank holding company whose business is primarily conducted by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the Bank). The Bank is a state-chartered, member bank of the Federal Reserve System that was originally founded in 1956 in Valdosta, Lowndes County, Georgia. Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located in the local market areas listed below. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

          BANKING LOCATION                                # OF OFFICES
          --------------------------------------  -----------------------------
          Valdosta, Lowndes County, Georgia       3 (including the main office)
          Lake Park, Lowndes County, Georgia      1
          Adel, Cook County, Georgia              1
          Bainbridge, Decatur County, Georgia     3
          Cairo, Grady County, Georgia            1
          Statesboro, Bulloch County, Georgia     2
          Baxley, Appling County, Georgia         1
          Hazlehurst, Jeff Davis County, Georgia  1
          McDonough, Henry County, Georgia        1
          Ocala, Marion County, Florida           2
          Oakwood, Hall County, Georgia           1
          Duluth, Gwinnett County, Georgia        1 (loan production office)

           In addition to the banking products and services, the Bank offers brokerage, insurance, annuity, and investment planning services to its customers from its office in Valdosta, Georgia.

           The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company, all of which is described more fully in Note 10.

         BASIS  OF  PRESENTATION  AND  ACCOUNTING  ESTIMATES

           The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

           In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of foreclosed assets, and deferred taxes.

         CASH,  DUE  FROM  BANKS  AND  CASH  FLOWS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INTEREST  BEARING  DEPOSITS  IN  OTHER  BANKS

           Interest-bearing deposits in other banks are primarily overnight funds or funds which mature within one year and are carried at cost.

         INVESTMENT  SECURITIES

           Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Restricted and other equity securities without a readily determinable fair value are recorded at cost and periodically evaluated for impairment. Included in restricted equity securities are the Bank's required investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta.

           Purchase premiums and discounts are recognized in interest income using the interest method based on the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

         LOANS

           Loans are reported at their outstanding principal balances less unearned income, net deferred fees, and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

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

           The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

         PREMISES AND EQUIPMENT

           Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets.

         GOODWILL

           In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that all business combinations consummated after June 30, 200l be accounted for by the purchase method unless the combination was initiated on or prior to that date and it meets the conditions to be accounted by the pooling-of-interests method in accordance with APB Opinion No. 16, Business Combinations. Under SFAS No. 141, goodwill and intangible assets that management concludes have indefinite useful lives will no longer be amortized, but will be subject to impairment tests performed at least annually. SFAS No. 142 also required the Company to perform a transitional impairment test of all previously recognized goodwill and to assign all recognized assets and liabilities to reporting units. Other identifiable intangible assets will continue to be amortized over their useful lives.

           During 2002, the Company performed the initial and the required annual impairment tests of goodwill. As a result of these tests, no amount was charged to earnings for impairment in 2002.

           In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removed acquisitions of financial institutions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which permitted the recognition and subsequent amortization of any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. For a transaction that is a business combination, SFAS No. 147 requires that the unidentifiable intangible asset acquired be recognized as goodwill and accounted for under SFAS No. 142. SFAS No. 147 also amended SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term borrower-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires of other long-lived assets that are held and used. The application of SFAS No. 147 as of October 1, 2002 had no effect on the Company's consolidated financial statements.

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

         REAL  ESTATE  INVESTMENT  TRUSTS

           In 1999, the Company formed two real estate investment trusts (REIT's) and two intermediate REIT holding companies as subsidiaries of the Bank. The REIT's were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company's investment in the REIT's. To comply with Federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REIT's was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REIT's included in other liabilities was $107,000 and $126,000 as of December 31, 2002 and 2001, respectively.

         STOCK  COMPENSATION  PLANS

           At December 31, 2002, the Company had two stock-based employee compensation plans, which are described in more detail in Note 18.
           The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK  COMPENSATION  PLANS

           The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                   2002         2001        2000
                                                                -----------  ----------  -----------
          Net income, as reported                               $6,346,839   $ 147,160   $5,726,597
          Deduct:
            Total stock-based employee compensation
            expense determined under fair value based
            method for all awards, net of related tax effects     (347,587)   (324,816)    (287,254)
                                                                -----------  ----------  -----------
          Pro forma net income (loss)                           $5,999,252   $(177,656)  $5,439,343
                                                                ===========  ==========  ===========

          Earnings (loss) per share:
            Basic - as reported                                 $     0.67   $    0.02   $     0.60
                                                                ===========  ==========  ===========
            Basic - pro forma                                   $     0.64   $   (0.02)  $     0.57
                                                                ===========  ==========  ===========
            Diluted - as reported                               $     0.67   $    0.02   $     0.60
                                                                ===========  ==========  ===========
            Diluted - pro forma                                 $     0.63   $   (0.02)  $     0.57
                                                                ===========  ==========  ===========

         EARNINGS PER SHARE

           Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

         COMPREHENSIVE  INCOME  (LOSS)

           Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.


NOTE  2. RESTRICTIONS  ON  CASH  AND  DUE  FROM  BANKS

           The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $6,341,000 and $6,812,000 at December 31, 2002 and 2001,
           respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  3. INVESTMENT  SECURITIES

           The amortized cost and approximate fair value of the investment portfolio follows.

                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                              COST         GAINS        LOSSES        VALUE
                                          ------------  -----------  ------------  ------------
        December 31, 2002:
          U. S. Government and
            agency securities             $ 25,162,657  $   458,854  $         -   $ 25,621,511
          State and municipal securities     8,462,575      165,692      (13,791)     8,614,476
          Mortgage-backed securities        31,316,547      750,493       (1,411)    32,065,629
          Corporate debt securities         12,189,928      209,350       (2,719)    12,396,559
          Marketable equity securities      13,500,000            -            -     13,500,000
          Restricted and other equity
            securities                       5,827,429            -            -      5,827,429
                                          ------------  -----------  ------------  ------------
                                          $ 96,459,136  $ 1,584,389  $   (17,921)  $ 98,025,604
                                          ============  ===========  ============  ============
        December 31, 2001:
          U. S. Government and
             agency securities            $ 55,463,937  $ 1,062,488  $   (22,541)  $ 56,503,884
          State and municipal securities     4,994,307       61,087      (55,659)     4,999,735
          Mortgage-backed securities        32,270,575      222,102     (293,656)    32,199,021
          Corporate debt securities          8,398,990        2,399      (12,593)     8,388,796
          Marketable equity securities       4,912,193      121,763     (207,036)     4,826,920
          Restricted and other equity
            securities                       6,535,779            -            -      6,535,779
                                          ------------  -----------  ------------  ------------
                                          $112,575,781  $ 1,469,839  $  (591,485)  $113,454,135
                                          ============  ===========  ============  ============

           Included in restricted and other equity securities are the Banks' combined holdings of stock in the Federal Reserve Bank and the Federal Home Loan Bank of $3,666,450 and $4,374,800, at December 31, 2002 and 2001, respectively.

           The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Equity securities have a perpetual life and no stated maturity. Therefore these securities are not included in the maturity categories in the following maturity summary.

                                                   AMORTIZED      FAIR
                                                     COST         VALUE
                                                  -----------  -----------
          Due in one year or less                 $ 6,303,841  $ 6,319,698
          Due from one year to five years          27,982,918   28,628,706
          Due from five to ten years                8,223,854    8,327,103
          Due after ten years                       3,304,547    3,357,039
          Mortgage-backed securities               31,316,547   32,065,629
          Marketable equity securities             13,500,000   13,500,000
          Restricted and other equity securities    5,827,429    5,827,429
                                                  -----------  -----------
                                                  $96,459,136  $98,025,604
                                                  ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  3.   INVESTMENT  SECURITIES  (CONTINUED)

           Securities with a carrying value of approximately $48,721,000 and $57,160,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits, certain borrowing arrangements, and for other purposes.

           Gains and losses on sales and calls of securities available for sale for the years ended December 31, 2002, 2001 and 2000 consist of the following:

                                                             2002        2001        2000
                                                          ----------  -----------  ---------
               Gross gains on securities transactions     $ 533,742   $1,740,846   $  2,886
               Gross losses on securities transactions     (272,564)        (126)   (26,516)
                                                          ----------  -----------  ---------
                   Net realized gain (loss) on
                       securities transactions            $ 261,178   $1,740,720   $(23,630)
                                                          ==========  ===========  =========

NOTE  4.   LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES

           The composition of the loan portfolio as of December 31, 2002 and 2001 follows.

                                                                        2002           2001
                                                                    -------------  -------------
               Commercial and financial                             $ 55,839,684   $ 80,492,791
               Agricultural                                           22,177,617     26,428,296
               Real estate - construction                             75,075,858     63,486,438
               Real estate - mortgage (commercial and residential)   354,628,081    402,988,101
               Installment loans to individuals and other loans       47,489,134     64,212,067
               Overdrafts                                                250,764        593,604
                                                                    -------------  -------------
                                                                     555,461,138    638,201,297
               Unearned income, net                                     (222,896)      (375,726)
                                                                    -------------  -------------
                                                                     555,238,242    637,825,571
               Allowance for loan losses                             (12,096,988)   (15,765,373)
                                                                    -------------  -------------
                                                                    $543,141,254   $622,060,198
                                                                    =============  =============

           Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 follows.

                                                      2002          2001          2000
                                                  ------------  ------------  ------------
               Balance, beginning of year         $15,765,373   $ 8,184,641   $ 5,037,074
                 Provision charged to operations    2,575,000    12,220,250     4,098,663
                 Loans charged-off                 (6,602,334)   (4,832,799)   (1,583,833)
                 Recoveries                           358,949       192,281       182,292
                 Purchase acquisition                       -             -       450,445
                                                  ------------  ------------  ------------
               Balance, end of year               $12,096,988   $15,765,373   $ 8,184,641
                                                  ============  ============  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  4.   LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES  (CONTINUED)

           At December 31, 2002 and 2001, the total recorded investment in impaired loans amounted to approximately $10,378,000 and $10,581,000, respectively. These loans had a related allowance for loan losses of approximately $2,396,000 and $4,819,000 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans during 2002, 2001 and 2000 was approximately $13,207,000, $8,839,000 and $2,486,000, respectively. Interest income recognized on impaired loans for cash payments received in 2002, 2001 and 2000 was approximately $199,000, $59,500 and $115,000, respectively.

           In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2002 follows.

               Balance,  beginning  of  year                     $     12,922,794
                 Advances                                              10,302,641
                 Repayments                                            (9,454,832)
                 Transactions due to changes in related parties        (4,564,661)
                                                                 -----------------
               Balance,  end  of  year                           $      9,205,942
                                                                 =================

NOTE  5.   PREMISES  AND  EQUIPMENT

           Premises and equipment as of December 31, 2002 and 2001 follows.

                                                      2002           2001
                                                  -------------  ------------
               Land                               $  4,995,677   $ 4,572,447
               Buildings and improvements           16,483,250    16,636,114
               Furniture, fixtures and equipment    10,677,759    11,106,285
               Construction in progress                576,944       158,862
                                                  -------------  ------------
                                                    32,733,630    32,473,708
               Less accumulated depreciation       (10,178,396)   (8,965,625)
                                                  -------------  ------------
                                                  $ 22,555,234   $23,508,083
                                                  =============  ============

           Depreciation expense amounted to $2,110,353, $2,190,192 and $1,588,796, for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, the Company took a $372,000 write down for impairment in value of the Ocala, Florida location.

           With the exception of two offices: one in Ocala, Florida, and another in Duluth, Georgia, the Company owns and operates all of its banking offices. The leased Ocala, Florida office is under a five-year agreement for a base amount plus an annual indexed adjustment. During 2003, the Company will pay $41,686 to lease the property through May. The agreement will expire at the end of May 2003. The leased Duluth office is under a three-year agreement. The lease expires at the end of September 2005. The Company will pay $21,232, $22,634 and $17,437 to lease the property during 2003, 2004 and 2005, respectively.

           At December 31, 2002, the Company had a branch building under construction in Oakwood, Georgia. The Company is committed to complete this during 2003 for a total cost of approximately $925,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  6.   GOODWILL

           There were no changes in the carrying amount of goodwill during the year ended December 31, 2002.

           A summary of net income and earnings per share that would have been reported exclusive of amortization expense recognized related to goodwill for the years ended December 31, 2002, 2001 and 2000 follows.

                                           2002       2001       2000
                                        ----------  --------  ----------
               Net income, as reported  $6,346,839  $147,160  $5,726,597
               Add back:
                 Goodwill amortization           -   351,635     131,520
                                        ----------  --------  ----------
               Pro forma net income     $6,346,839  $498,795  $5,858,117
                                        ==========  ========  ==========

               Earnings per share:
                 Basic - as reported    $     0.67  $   0.02  $     0.60
                                        ==========  ========  ==========
                 Basic - pro forma      $     0.67  $   0.05  $     0.61
                                        ==========  ========  ==========
                 Diluted - as reported  $     0.67  $   0.02  $     0.60
                                        ==========  ========  ==========
                 Diluted - pro forma    $     0.67  $   0.05  $     0.61
                                        ==========  ========  ==========

NOTE  7.   DEPOSITS

           A summary of interest-bearing deposits as of December 31, 2002 and 2001 follows.

                                            2002          2001
                                        ------------  ------------
               Interest-bearing demand  $176,781,620  $171,769,563
               Savings                    37,200,175    36,284,941
               Time, $100,000 and over    98,776,734   157,400,594
               Other time                206,304,649   273,449,044
                                        ------------  ------------
                                        $519,063,178  $638,904,142
                                        ============  ============

           Interest expense on deposits for the years ended December 31, 2002, 2001 and 2000 follows.

                                           2002         2001         2000
                                        -----------  -----------  -----------
               Interest-bearing demand  $ 2,223,595  $ 3,623,765  $ 3,357,422
               Savings                      536,610      732,517      724,968
               Time, $100,000 and over    4,730,549    8,875,059    6,872,195
               Other time                 9,578,148   18,137,237   13,255,374
                                        -----------  -----------  -----------
                                        $17,068,902  $31,368,578  $24,209,959
                                        ===========  ===========  ===========

           The scheduled maturities of time deposits at December 31, 2002 follow.

               YEAR                                    AMOUNT
               ----                                 ------------
               2003                                 $222,432,135
               2004                                   42,829,872
               2005                                   24,877,262
               2006                                    7,771,830
               2007                                    6,416,250
               Thereafter                                754,034
                                                    ------------
                                                    $305,081,383
                                                    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  8.   SECURITIES  SOLD  UNDER  REPURCHASE  AGREEMENTS

           Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to a week from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a weekly basis. Securities sold under repurchase agreements at December 31, 2002 and 2001 were $17,520,242 and $15,708,621, respectively.


NOTE  9.   ADVANCES  FROM  THE  FEDERAL  HOME  LOAN  BANK

           Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (FHLB) as of December 31, 2002 and 2001.

                                                                              2002         2001
                                                                           -----------  -----------
               Advances with interest at adjustable rates,
                 ranging from 1.40% to 1.62% at December 31, 2002,
                 due at various dates from May 2003 to
                 September 2009.                                           $ 5,541,580  $ 5,541,580
               Amortizing advances with interest at fixed rates,
                 ranging from 5.01% to 7.24% at December 31, 2002,
                 due in varying amounts and at various intervals through
                 November 2012.                                              2,503,330    3,536,898
               Advances with interest at fixed rates, ranging from 5.74%
                 to 5.92% at December 31, 2002, due at various dates
                 from March 2003 to February 2006.                           1,000,000    2,050,000
               Advances with interest at fixed rates, ranging from 5.46%
                 to 6.77% at December 31, 2002, convertible to
                 variable rates at the option of the FHLB, due at
                 various dates from March 2003 to March 2010.               27,100,000   27,100,000
                                                                           -----------  -----------

                                                                           $36,144,910  $38,228,478
                                                                           ===========  ===========

           The Banks have pledged qualifying residential real estate mortgage loans as collateral on the advances from the FHLB.

           Contractual maturities of the advances from the FHLB at December 31, 2002 follow.

               YEAR                                       AMOUNT
               ----                                     -----------
               2003                                     $12,655,934
               2004                                         404,998
               2005                                       2,930,761
               2006                                         939,805
               2007                                         150,830
               Thereafter                                19,062,582
                                                        -----------
                                                        $36,144,910
                                                        ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  10.  GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS  IN  DEBENTURES

           On November 28, 2001, PAB Bankshares Capital Trust I (PAB Trust) issued $10 million of Floating Rate Capital Securities (trust preferred securities). The Company formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the Debentures) issued by the Company. The interest rate on both the trust preferred securities and the Debentures is reset semi-annually at LIBOR plus 3.75% (currently 5.17%) with a rate cap of 11.0% through December 8, 2006. The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust's obligations under the trust preferred securities. PAB Trust's sole asset is the Debentures issued by the Company. The Debentures will mature on December 8, 2031, but are callable at par by the Company in whole or in part anytime after December 8, 2006. The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.


NOTE  11.  INCOME  TAXES

           The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 follow.

                                     2002         2001         2000
                                  ----------  ------------  -----------
               Current            $1,632,006  $ 3,092,629   $3,876,935
               Deferred            1,180,948   (3,343,255)    (968,127)
                                  ----------  ------------  -----------
                                  $2,812,954  $  (250,626)  $2,908,808
                                  ==========  ============  ===========

           The Company's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2002, 2001 and 2000 follows.

                                                          2002         2001        2000
                                                       -----------  ----------  -----------

               Tax (benefit) at statutory rate         $3,114,330   $ (35,178)  $2,936,038
                 Increase (decrease) resulting from:
                   State income tax, net of
                    Federal tax benefit                    37,894           -            -
                   Tax exempt interest and dividend
                     exclusion                           (163,775)   (229,875)    (270,909)
                 Amortization of goodwill                       -     118,681       43,755
                 Increase in cash value of bank-
                   owned life insurance policies         (162,053)   (162,369)     (46,177)
                 Deferred tax adjustment                  (20,897)    (36,847)     159,422
                 Prior year accrual differences           (13,723)     61,459      123,174
                 Other items, net                          21,178      33,503      (36,495)
                                                       -----------  ----------  -----------
                   Income tax expense (benefit)        $2,812,954   $(250,626)  $2,908,808
                                                       ===========  ==========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  11.  INCOME  TAXES  (CONTINUED)

           The components of deferred income taxes at December 31, 2002 and 2001 follow.

                                                                      2002        2001
                                                                   ----------  ----------
               Deferred tax assets:
                 Allowance for loan losses                         $4,112,975  $5,257,913
                 Deferred compensation                                650,381     620,439
                 Accrued severance payable                            302,269     505,372
                 Other                                                575,432     293,925
                                                                   ----------  ----------
                                                                    5,641,057   6,677,649
                                                                   ----------  ----------
               Deferred tax liabilities:
                 Premises and equipment                               884,474     740,118
                 Unrealized gain on securities available for sale     532,600     298,639
                                                                   ----------  ----------
                                                                    1,417,074   1,038,757
                                                                   ----------  ----------

                      Net deferred tax assets                      $4,223,983  $5,638,892
                                                                   ==========  ==========

NOTE  12.  EMPLOYEE  BENEFIT  PLANS

           The Company provides an employee 401(k) plan for qualified employees. The 401(k) plan allows a participant to defer a portion of his compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for nonelective and discretionary profit sharing contributions to be made at the sole discretion of the Board of Directors. Approximately 3.5% of the participants' eligible compensation was accrued as the discretionary profit sharing contributions for 2002, 2001 and 2000. The employer contributions are on a five-year vesting schedule. All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed one month employment to become eligible, with employer contributions beginning after six months of employment. Aggregate expense under the plan charged to operations during 2002, 2001 and 2000 amounted to approximately $676,000, $553,000 and $595,000, respectively.


NOTE  13.  DEFERRED  COMPENSATION  AND  RETIREMENT  PLANS

           In years past, the Company entered into separate deferred compensation arrangements with certain officers. The agreements called for the deferred compensation to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer. Annual accruals were made based on actuarial assumptions for the present value of the future obligations. In 2001, the Board of Directors elected to terminate these plans. At that time, the Company incurred an expense of approximately $898,000 for the accrual for the net present value of the liability covering two executive officers that were retiring at the end of 2001. The total accrued liability for these deferred compensation plans was $1,913,000 and $1,824,000 at December 31, 2002 and 2001, respectively. Aggregate expense under the deferred compensation plans charged to salaries and employee benefits expense were approximately $165,000, $1,156,000 (including the $898,000 expense for the two retiring executive officers) and $177,000 during 2002, 2001 and 2000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  13.  DEFERRED  COMPENSATION  AND  RETIREMENT  PLANS  (CONTINUED)

           In 2001, the Company entered into separate severance agreements with two retiring executive officers that effectively terminated their then existing employment agreements and committed to pay each officer a 3-year severance package beginning in January 2002. The Company accrued approximately $1,291,000 representing the net present value of the severance payments with the expense included in salaries and employee benefits for the year ended December 31, 2001. The remaining liability in the severance plans payable as of December 31, 2002 was $889,000.


NOTE  14.  OTHER  INCOME  AND  EXPENSES

           Other fee income for the years ended December 31, 2002, 2001 and 2000 follows.

                                                  2002        2001        2000
                                               ----------  ----------  ----------
               Mortgage origination fees       $  838,044  $  702,329  $  439,327
               Brokerage commissions and fees     485,401     306,322     125,241
               ATM and debit card fee income      329,100     131,544     135,463
               Insurance premiums                   5,822     161,015     209,742
               Other fee income                   226,518     223,699     195,394
                                               ----------  ----------  ----------

                  Total other fee income       $1,884,885  $1,524,909  $1,105,167
                                               ==========  ==========  ==========

           Other noninterest income for the years ended December 31, 2002, 2001 and 2000 follows.

                                                              2002         2001         2000
                                                           -----------  -----------  -----------
               Earnings on bank-owned life insurance       $  478,199   $  491,579   $  139,958
               Gain (loss) on disposal of assets                  404         (839)    (153,817)
               Gain on sale of branch office                  100,000            -            -
               Write-down due to impairment in value of
                 branch office                               (372,313)           -            -
               Gain on sale of interest in unconsolidated
                 subsidiary                                         -    1,461,739            -
               Other noninterest income                       366,051      539,711      245,149
                                                           -----------  -----------  -----------
                   Total other noninterest income          $  572,341   $2,492,190   $  231,290
                                                           ===========  ===========  ===========

           Other noninterest expense for the years ended December 31, 2002, 2001 and 2000 follows.

                                                              2002         2001         2000
                                                           -----------  -----------  -----------
               Advertising and business development        $  511,902   $  601,045   $  526,017
               Supplies and printing                          638,240      953,385      630,892
               Telephone and internet charges                 638,209      554,915      372,960
               Postage and courier                            644,332      613,213      459,059
               Legal and accounting fees                      882,765      447,038      518,841
               Conversion and consolidation costs                   -      312,933      833,139
               Other noninterest expenses                   3,060,686    3,532,664    3,761,258
                                                           -----------  -----------  -----------
                 Total other noninterest expense           $6,376,134   $7,015,193   $7,102,166
                                                           ===========  ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  15.  EARNINGS  PER  COMMON  SHARE

           The components used to calculate basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 follows.

                                                      2002        2001        2000
                                                   ----------  ----------  ----------
               Basic earnings per share:
                 Net income                        $6,346,839  $  147,160  $5,726,597
                                                   ----------  ----------  ----------
                 Weighted average common shares
                   outstanding                      9,426,761   9,482,709   9,528,387
                                                   ----------  ----------  ----------

                 Earnings per common share         $     0.67  $     0.02  $     0.60
                                                   ==========  ==========  ==========

               Diluted earnings per share:
                 Net income                        $6,346,839  $  147,160  $5,726,597
                                                   ----------  ----------  ----------
                 Weighted average common shares
                   outstanding                      9,426,761   9,482,709   9,528,387
                 Effect of dilutive stock options      33,007      67,371      70,403
                                                   ----------  ----------  ----------
                 Weighted average diluted common
                   shares outstanding               9,459,768   9,550,080   9,598,790
                                                   ----------  ----------  ----------

                 Earnings per common share         $     0.67  $     0.02  $     0.60
                                                   ==========  ==========  ==========

NOTE  16.  EMPLOYEE  AND  DIRECTOR  STOCK  PURCHASE  PROGRAM

           On July 1, 2002, the Board of Directors established an Employee and Director Stock Purchase Program to enable the Company and its participating subsidiaries to provide to their respective employees and directors a convenient means of purchasing for long term investment, and not for short term speculative gain, common stock of the Company and thereby promote interest in the Company's continuing success, growth and development. The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company's stock with the Company matching 50% of the purchase. In order to be eligible, an employee must be full-time and have worked a full month. During the year ended December 31, 2002, the Company recorded $51,700 of expense associated with this program.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  18.  STOCK  OPTION  PLANS

           The Company has two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant. Both plans provide for "incentive stock options" and "non-qualified stock options". The incentive stock options are intended to qualify under
           Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1994 Employee Stock Option Plan, the Company's stockholders authorized the Board of Directors to grant up to 339,717 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. Under the 1999 Stock Option Plan, the Company's stockholders authorized the Board of Directors to grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.

           A summary of the status of the two fixed plans at December 31, 2002, 2001 and 2000 and changes during the years ended on those dates follows.

                                                     2002                    2001                2000
                                            -----------------------  ------------------  --------------------
                                                         WEIGHTED-           WEIGHTED-             WEIGHTED-
                                                           AVERAGE             AVERAGE               AVERAGE
                                                          EXERCISE            EXERCISE              EXERCISE
                                                NUMBER       PRICE     NUMBER    PRICE    NUMBER       PRICE
                                            -----------  ----------  ---------  -------  --------  ----------
               Under option, beginning
                 of year                       731,635   $    11.22   523,650   $ 11.58  440,157   $    11.19
                 Granted                       168,700         8.08   288,750     10.19   88,950        13.40
                 Exercised                     (20,500)        6.25   (31,500)     6.25   (4,157)        7.10
                 Forfeited                    (123,429)       11.41   (49,265)    12.25   (1,300)       16.09
                                            -----------  ----------  ---------  -------  --------  ----------
               Under option, end of year       756,406   $    10.63   731,635   $ 11.22  523,650   $    11.58
                                            ===========  ==========  =========  =======  ========  ==========

               Exercisable at end of year      366,546   $    11.41   355,290   $ 11.13  305,929   $    10.68
                                            ===========  ==========  =========  =======  ========  ==========

               Weighted-average fair value
                 per option of options
                 granted during year                     $     3.84            $   2.69            $     4.53
                                                         ==========             =======            ==========

           A further summary of the options outstanding at December 31, 2002 follows.

                                         OPTIONS  OUTSTANDING           OPTIONS  EXERCISABLE
                                --------------------------------------  ---------------------
                                               WEIGHTED-    WEIGHTED-              WEIGHTED-
                                                AVERAGE      AVERAGE                AVERAGE
                  RANGE OF                    CONTRACTUAL   EXERCISE               EXERCISE
               EXERCISE PRICES    NUMBER     LIFE IN YEARS    PRICE      NUMBER      PRICE
               ---------------  -----------  -------------  ----------  ---------  ----------
               $  6.25 -  7.70      195,000           7.08  $     7.13     76,000  $     6.25
                  8.00 - 10.06      206,100           6.50        9.67    106,880        9.96
                 10.16 - 10.80      143,506           8.72       10.60     30,357       10.60
                 10.94 - 14.88      106,750           6.48       12.85     59,599       12.77
                 15.88 - 21.63      105,050           6.58       16.76     93,710       16.64
                                -----------                             ---------
                                    756,406           7.08       10.63    366,546       11.41
                                ===========                             =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  18.  STOCK  OPTION  PLANS  (CONTINUED)

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    2002       2001       2000
                                                  ---------  ---------  ---------
               Risk-free interest rate                3.81%      5.24%      5.39%
               Expected life of the options       10 years   10 years   10 years
               Expected dividends (as a percent
                 of the fair value of the stock)         -       4.69%      2.50%
               Expected volatility                   28.79%     45.62%     34.20%

NOTE  19.  STOCK  REPURCHASE  PLAN

           In June 1999, the Board of Directors approved a stock repurchase plan whereby management was authorized to purchase and cancel up to 75,000 shares of the Company's common stock from the open market. In March 2000, the Board approved the purchase and cancellation of 50,000 shares of the Company's common stock. In January 2001, the Board approved the purchase and cancellation of 125,000 shares of the Company's common stock. During 2000, the Company acquired and canceled 119,616 shares of common stock for a total cost of $1,512,152. During 2001, the Company acquired and canceled 123,534 shares of common stock for a total cost of $1,293,808. A balance of 6,850 shares remained available from the plans for repurchase at December 31, 2001. Those remaining 6,850 shares at December 31, 2001 were not repurchased and the plan expired January 31, 2002.


NOTE  20.  COMMITMENTS  AND  CONTINGENT  LIABILITIES

           The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and credit card commitments. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments as of December 31, 2002 and 2001 follows.

                                                2002         2001
                                             -----------  -----------
               Commitments to extend credit  $70,351,000  $61,674,000
               Standby letters of credit     $ 1,445,000  $ 4,189,000

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  20.  COMMITMENTS  AND  CONTINGENT  LIABILITIES  (CONTINUED)

           Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Bank deems necessary.

           In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Bank's financial statements.


NOTE  21.  CONCENTRATIONS  OF  CREDIT

           The Bank originates commercial, agricultural, residential, and consumer loans to customers primarily in markets served by the Bank. The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local economies in the geographical areas served by the Bank.

           As of December 31, 2002, approximately 77% of the Bank's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Bank's primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Bank's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Bank's market areas. The other significant concentrations of credit by type of loan are set forth in
           Note  4.


NOTE  22.  REGULATORY  MATTERS

           On May 20, 2002, the Company's Board of Directors adopted a Resolution requested by the Federal Reserve Bank of Atlanta, which, among other things, restricts the Company from redeeming its capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of its banking regulators. The Resolution was the result of an examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank's loan portfolio. This Resolution shall remain in effect until removed by the regulators.

           The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  22.  REGULATORY  MATTERS  (CONTINUED)

           Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2002 and 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

           As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

           The Company and the Bank's actual capital amounts and ratios are presented in the following table. All dollar amounts have been rounded to the nearest thousand.

                                                                                         TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                    FOR  CAPITAL     PROMPT  CORRECTIVE
                                                   ACTUAL       ADEQUACY  PURPOSES   ACTION  PROVISIONS
                                           -------------------  -------------------  -------------------
                                             AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                           -----------  ------  -----------  ------  -----------  ------
As of December 31, 2002:
  Total Capital to Risk Weighted Assets:
    Consolidated                           $81,738,000   14.0%  $46,888,000    8.0%      - N/A -
    Bank                                   $76,814,000   13.2%  $46,710,000    8.0%  $58,388,000   10.0%
  Tier 1 Capital to Risk Weighted Assets:
    Consolidated                           $74,353,000   12.7%  $23,444,000    4.0%      - N/A -
    Bank                                   $69,456,000   11.9%  $23,355,000    4.0%  $35,033,000    6.0%
  Tier 1 Capital to Average Assets:
    Consolidated                           $74,353,000   10.0%  $29,729,000    4.0%      - N/A -
    Bank                                   $69,456,000    9.4%  $29,684,000    4.0%  $37,105,000    5.0%

As of December 31, 2001:
  Total Capital to Risk Weighted Assets:
    Consolidated                           $76,954,000   12.0%  $51,265,000    8.0%      - N/A -
    Bank                                   $34,247,000    9.2%  $29,853,000    8.0%  $37,316,000   10.0%
  Tier 1 Capital to Risk Weighted Assets:
    Consolidated                           $68,848,000   10.7%  $25,632,000    4.0%      - N/A -
    Bank                                   $29,493,000    7.9%  $14,927,000    4.0%  $22,390,000    6.0%
  Tier 1 Capital to Average Assets:
    Consolidated                           $68,848,000    8.0%  $34,453,000    4.0%      - N/A -
    Bank                                   $29,493,000    6.2%  $18,877,000    4.0%  $23,596,000    5.0%

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

           OFF-BALANCE-SHEET  INSTRUMENTS
            Fair values of the Company's off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  23.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)

           The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2002 and 2001 are summarized below. All dollar amounts have been rounded to the nearest thousand.

                                                      2002                        2001
                                           --------------------------  --------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
                                           ------------  ------------  ------------  ------------
     Cash and due from banks, interest-
       bearing deposits with other banks,
       and federal funds sold              $ 56,958,000  $ 56,958,000  $ 68,334,000  $ 68,334,000
     Investment securities                   98,026,000    98,026,000   113,454,000   113,454,000
     Loans, net                             543,141,000   549,290,000   622,060,000   638,321,000
     Deposits                               606,730,000   609,484,000   720,398,000   727,185,000
     Federal funds purchased and
       securities sold under agreements
       to repurchase                         17,520,000    17,520,000    15,709,000    15,709,000
     Advances from the FHLB                  36,145,000    38,780,362    38,228,000    38,879,000
     Beneficial interest in debentures       10,000,000    10,000,000    10,000,000    10,000,000

NOTE 24. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY)

           The following information presents the condensed financial statements for PAB Bankshares, Inc.

                                       PAB BANKSHARES, INC.
                                CONDENDSED STATEMENTS OF CONDITION
                                    DECEMBER 31, 2002 AND 2001

                                                                             2002         2001
                                                                          -----------  -----------
               Assets:
                 Cash on deposit with subsidiary banks                    $ 5,521,741  $ 2,826,599
                 Investment securities                                      1,349,945    1,349,945
                 Investment in subsidiaries                                76,331,003   70,218,251
                 Premises and equipment                                             -    4,399,715
                 Other assets                                               1,271,218    1,632,549
                                                                          -----------  -----------
                    Total assets                                          $84,473,907  $80,427,059
                                                                          ===========  ===========

                Liabilities and stockholders' equity:
                  Guaranteed preferred beneficial
                    interests in debentures (trust preferred securities)  $10,000,000  $10,000,000
                 Dividends payable                                                  -    1,035,090
                 Other liabilities                                          3,209,169    4,020,086
                                                                          -----------  -----------
                   Total liabilities                                       13,209,169   15,055,176
                                                                          -----------  -----------

                 Stockholders' equity                                      71,264,738   65,371,883
                                                                          -----------  -----------

                   Total liabilities and stockholders' equity             $84,473,907  $80,427,059
                                                                          ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 24. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)

                                       PAB BANKSHARES, INC.
                                  CONDENDSED STATEMENTS OF INCOME
                           YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002          2001         2000
                                                             -----------  ------------  ----------
               Income:
                 Dividends from subsidiaries                 $1,677,950   $ 3,914,630   $4,930,706
                 Interest income                                 90,000        60,747      103,820
                 Management and service fees                  1,171,316     1,866,933    1,279,967
                 Other income                                       122       179,389       92,504
                                                             -----------  ------------  ----------
                     Total income                             2,939,388     6,021,699    6,406,997
                                                             -----------  ------------  ----------

                 Expenses                                     2,988,293     8,591,404    4,800,038
                                                             -----------  ------------  ----------
                   Income (loss) before income tax benefit
                     and equity in undistributed earnings
                     of subsidiaries                            (48,905)   (2,569,705)   1,606,959
                 Income tax benefit                             745,316     2,196,385    1,258,615
                                                             -----------  ------------  ----------
                   Income (loss) before equity in
                     undistributed earnings of subsidiaries     696,411      (373,320)   2,865,574
                 Equity in undistributed earnings
                   of subsidiaries                            5,650,428       520,480    2,861,023
                                                             -----------  ------------  ----------
                       Net income                            $6,346,839   $   147,160   $5,726,597
                                                             ===========  ============  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 24. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (CONTINUED)

                                           PAB BANKSHARES, INC.
                                    CONDENDSED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                      2002          2001          2000
                                                                  ------------  ------------  ------------
               Cash flows from operating activities:
                 Net income                                       $ 6,346,839   $   147,160   $ 5,726,597
                 Adjustments to reconcile net income to
                     net cash provided by operating activities:
                     Depreciation and amortization                    376,322       874,739       422,579
                     Deferred tax provision                          (242,454)      788,607        78,065
                     Gain on disposal of assets                             -       (10,590)       (3,634)
                     Undistributed earnings of subsidiaries        (5,650,428)     (520,480)   (2,861,023)
                     Increase in cash value of life insurance               -        (6,859)      (66,159)
                     Increase in deferred compensation accrual        141,009     1,113,578       133,703
                     Increase (decrease) in retirement accrual       (402,362)    1,291,388             -
                     Net change in other assets and liabilities       162,271       748,918      (898,101)
                                                                  ------------  ------------  ------------
                       Net cash provided by operating activities      731,197     4,426,461     2,532,027
                                                                  ------------  ------------  ------------

               Cash flows from investing activities:
                 Purchase of securities available for sale                  -    (1,000,000)            -
                 Purchase of premises and equipment                  (118,106)     (969,592)   (3,501,165)
                 Proceeds from disposal of assets                   4,025,426       609,467         9,494
                 Redemption of life insurance policies                      -        60,998             -
                 Investment in subsidiary                                   -    (3,516,874)      (50,000)
                                                                  ------------  ------------  ------------
                   Net cash used in investing activities            3,907,320    (4,816,001)   (3,541,671)
                                                                  ------------  ------------  ------------

               Cash flows from financing activities:
                 Cash paid to former stockholders on
                   acquisition                                              -    (7,667,280)            -
                 Proceeds on issuance of guaranteed preferred
                    beneficial interests in debentures                      -    10,000,000             -
                 Dividends paid                                    (2,071,500)   (4,179,018)   (4,054,117)
                 Proceeds from the exercise of stock options          128,125       196,875        29,515
                 Acquisition of stock under the stock repurchase
                   plans                                                    -    (1,293,808)   (1,512,152)
                 Costs capitalized on issuance of guaranteed
                   preferred beneficial interests in debentures             -      (344,500)            -
                                                                  ------------  ------------  ------------
                     Net cash used in financing activities         (1,943,375)   (3,287,821)   (5,536,754)
                                                                  ------------  ------------  ------------

               Net increase (decrease) in cash                      2,695,142    (3,677,361)   (6,546,398)

               Cash at beginning of year                            2,826,599     6,503,960    13,050,358
                                                                  ------------  ------------  ------------

               Cash at end of year                                $ 5,521,741   $ 2,826,599   $ 6,503,960
                                                                  ============  ============  ============

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

On May 29, 2001, our board of directors voted to engage Mauldin & Jenkins, LLC as PAB's independent auditors for the year ending December 31, 2001. On May 30, 2001, we notified Fowler, Holley, Rambo, Haynes & Stalvey, PC (formerly Stewart, Fowler & Stalvey, PC), our previous independent auditors (the "Fowler firm"), that they would not be engaged for the audit of fiscal year 2001. The determination to engage Mauldin & Jenkins, LLC was the result of a competitive bid process.

As required by securities laws, we filed a Current Report on Form 8-K, dated May 29, 2001 and filed with the Securities and Exchange Commission on May 31, 2001, announcing our change in accountants. In that Form 8-K, we disclosed that the report of the Fowler firm on the Company's consolidated financial statements for the fiscal years ended December 31, 1999 and 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. We also disclosed that during the years ended December 31, 1999 and 2000 and for the interim period from December 31, 2000 to May 29, 2001, there were no disagreements between us and the Fowler firm as to accounting principles or practices, financial statement disclosure, or audit scope or procedure. A letter from the Fowler firm, dated May 30, 2001, stating that they agreed with the disclosures we made in our Form 8-K regarding the changes of auditors was filed as Exhibit 16 to that Form 8-K.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the headings "Proposal One: Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement (the "2003 Proxy Statement") relating to the annual meeting of shareholders of PAB, is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the heading "Executive Compensation" in the 2003 Proxy Statement is incorporated herein by reference.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
             AND MANAGEMENT

The information appearing under the heading "Principal Shareholders" in the 2003 Proxy Statement is incorporated herein by reference. Also see "Equity Compensation Plan Information" in Part II, Item 5 of this filing.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the headings "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the 2003 Proxy Statement is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES

Based on an evaluation completed within 90 days of the filing of this Annual Report on Form 10-K, our principal executive and financial officers have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the forms and rules promulgated by the SEC. There have been no significant changes in our internal controls, or other factors that could significantly affect these internal controls, subsequent to the date of their evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

   (a)   1. FINANCIAL STATEMENTS.

              The consolidated financial statements, notes thereto and auditor's report thereon, filed as part hereof, are listed in the Index to Item 8 of this Report.

         2. FINANCIAL STATEMENT SCHEDULES.

              All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         3. EXHIBITS.

Exhibit  No.   Description
------------   -----------

     2.1 Purchase and Assumption Agreement, dated as of October 15, 2001, by and between Southeastern Bank and the Bank regarding the sale of the Bank's Richmond Hill branch office on January 31, 2002.

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

     4.1 Indenture Agreement, dated November 28, 2001, by and between the Registrant and Wilmington Trust Company for the issuance of Floating Rate Junior Subordinated Debt Securities due 2031 (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
               2001).

     10.1.1 PAB Bankshares, Inc. First Amendment to First Restated and Amended Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Exhibit 28.2 to the Registrant's Registration Statement on Form S-3 (No. 33-74080) filed with the Commission on April 8, 1997).

     10.1.2 PAB Bankshares, Inc. Third Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Exhibit 28.1 to the Registrant's Registration Statement on Form S-3 (No. 33-74080) filed with the Commission on September 1, 1998).

     10.2 PAB Bankshares, Inc. 1994 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
               1998).

     10.3 Form of Executive Salary Continuation Agreement, with attached Schedule of Terms (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

     10.4 PAB Bankshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (No. 333-89527) filed with the Commission on March 22, 1999).

     10.5 Employee Contract Termination Agreement, dated September 1, 2001, by and between C. Larry Wilkinson and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
               2001).

     10.6 Employment Agreement, dated October 24, 2001, by and between Jay Torbert, the Registrant, and The Park Avenue Bank (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

     10.7 Employment Agreement, dated August 30, 2000, by and between M. Burke Welsh, Jr. and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

     10.8 Rescission Agreement, dated December 31, 2001, by and between R. Bradford Burnette and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

     10.9 PAB Bankshares, Inc. Employee and Director Stock Purchase Program, dated July 1, 2002 and amended March 25, 2003.

     10.10 Employment Agreement, dated January 1, 2003, by and between Michael E. Ricketson, the Registrant, and the Bank.

     10.11 Employment Agreement, dated January 1, 2003, by and between Milton Burke Welsh and the Bank.

     10.12 Employment Agreement, dated January 1, 2003, by and between R. Wesley Fuller and the Bank.

     10.13 Employment Agreement, dated January 1, 2003, by and between Donald J. Torbert, Jr. and the Bank.

     16.1 Letter re: change in certifying accountant (incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K dated May 29, 2001).

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Mauldin & Jenkins, LLC.

     23.2 Consent of Fowler, Holley, Rambo, Haynes & Stalvey, PC (formerly Stewart, Fowler & Stalvey, PC).


     (b)  REPORTS ON FORM 8-K.

          None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PAB BANKSHARES, INC.

Date: March 25, 2003
      --------------
                                  By:  /s/ Michael E. Ricketson
                                      ---------------------------------------
                                      Michael E. Ricketson,
                                      President and Chief Executive Officer


Signature                         Title                      Date
---------                         -----                      ----

/s/ R. Bradford Burnette          Director, Chairman         March 25, 2003
--------------------------------                             --------------
R. Bradford Burnette

/s/ Walter W. Carroll II          Director                   March 25, 2003
--------------------------------                             --------------
Walter W. Carroll II

/s/ James L. Dewar, Jr.           Director                   March 25, 2003
--------------------------------                             --------------
James L. Dewar, Jr.

/s/ Michael H. Godwin             Director                   March 25, 2003
--------------------------------                             --------------
Michael H. Godwin

/s/ Bill J. Jones                 Director                   March 25, 2003
--------------------------------                             --------------
Bill J. Jones

/s/ James B. Lanier, Jr.          Director                   March 25, 2003
--------------------------------                             --------------
James B. Lanier, Jr.

/s/ Kennith D. McLeod             Director                   March 25, 2003
--------------------------------                             --------------
Kennith D. McLeod, CPA

/s/ Paul E. Parker                Director                   March 25, 2003
--------------------------------                             --------------
Paul E. Parker

/s/ Michael E. Ricketson          Director, President and    March 25, 2003
--------------------------------  Chief Executive Officer    --------------
Michael E. Ricketson

/s/ F. Ferrell Scruggs, Sr.       Director                   March 25, 2003
--------------------------------                             --------------
F. Ferrell Scruggs, Sr.

/s/ John M. Simmons               Director                   March 25, 2003
--------------------------------                             --------------
John M. Simmons

/s/ Joe P. Singletary, Jr.        Director                   March 25, 2003
--------------------------------                             --------------
Joe P. Singletary, Jr.

/s/ Donald J. Torbert, Jr.        Senior Vice President and  March 25, 2003
--------------------------------  Chief Financial Officer    --------------
Donald J. Torbert, Jr., CPA       (Principal Accounting Officer)

CERTIFICATION

I, Michael E. Ricketson, certify that:

1.   I have reviewed this annual report on Form 10-K of PAB Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                       /s/ Michael E. Ricketson
      ---------------                      -------------------------------------
                                           Michael E. Ricketson
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

CERTIFICATION

I, Donald J. Torbert, Jr., certify that:

1.   I have reviewed this annual report on Form 10-K of PAB Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                /s/ Donald J. Torbert, Jr.
     ---------------                --------------------------------------------
                                    Donald J. Torbert, Jr., CPA
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit No.  Description                                                           Page
-----------  -----------                                                           ----
   2.1       Purchase and Assumption Agreement, dated as of October 15, 2001, by and between Southeastern Bank and the Bank regarding the sale of the Bank's Richmond Hill branch office on January 31, 2002. . . . . . . 66

   10.9      PAB Bankshares, Inc. Employee and Director Stock Purchase Program,
             dated July 1, 2002 and amended March 25, 2003 . . . . . . . . . . . . . 84

   10.10     Employment Agreement, dated January 1, 2003, by and between
             Michael E. Ricketson, the Registrant, and the Bank . . . . . . . . . . .92

   10.11     Employment Agreement, dated January 1, 2003, by and between
             Milton Burke Welsh and the Bank . . . . . . . . . . . . . . . . . . . .102

   10.12     Employment Agreement, dated January 1, 2003, by and between
             R. Wesley Fuller and the Bank . . . . . . . . . . . . . . . . . . . . .111

   10.13     Employment Agreement, dated January 1, 2003, by and between
             Donald J. Torbert, Jr. and the Bank . . . . . . . . . . . . . . . . . .120

   21.1      Subsidiaries of the Registrant. . . . . . . . . . . . . . . . . . . . .129

   23.1      Consent of Mauldin & Jenkins, LLC . . . . . . . . . . . . . . . . . . .130

   23.2      Consent of Fowler, Holley, Rambo, Haynes & Stalvey, PC
             (formerly Stewart, Fowler & Stalvey, PC). . . . . . . . . . . . . . . .131