Form 10-Q
period 2003-03-31
PAB BANKSHARES INC
filed 2003-05-15
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003 – Commission File Number 001-11823
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
Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock at March 31, 2003 was 9,430,413 shares.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Statements of Condition	3
Statements of Income	4
Statements of Comprehensive Income	5
Statements of Stockholders’ Equity	6
Statements of Cash Flows	7
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11
Item 3. Qualitative and Quantitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	19

PART II OTHER INFORMATION
Item 1. Legal Proceedings	None
Item 2. Changes in Securities and Use of Proceeds	None
Item 3. Defaults Upon Senior Securities	None
Item 4. Submissions of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	20
CERTIFICATIONS	21

PART I. FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and due from banks	$25,939,900	$25,199,278
Interest-bearing deposits in other banks	673,733	974,848
Federal funds sold	8,754,000	30,784,000
Investment securities	95,672,618	98,025,604

Loans	547,784,801	555,238,242
Allowance for loan losses	(11,752,022)	(12,096,988)

Net loans	536,032,779	543,141,254

Premises and equipment	22,495,788	22,555,234
Goodwill and other intangible assets	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,031,904	9,950,135
Foreclosed assets	1,611,885	1,284,487
Other assets	9,560,573	10,011,854

Total assets	$716,757,784	$747,911,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$86,508,915	$87,667,055
Interest-bearing demand and savings	212,126,307	213,981,795
Time	289,083,410	305,081,383

Total deposits	587,718,632	606,730,233

Federal funds purchased and securities sold under agreements to repurchase	15,607,907	17,520,242
Advances from the Federal Home Loan Bank of Atlanta	25,669,728	36,144,910
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,000,000	10,000,000
Other liabilities	5,396,961	6,251,175

Total liabilities	644,393,228	676,646,560

Stockholders’ equity:
Preferred stock, no par value, 1,500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 98,500,000 shares authorized,
9,430,413 shares issued	1,217,065	1,217,065
Additional paid-in capital	28,785,476	28,785,476
Retained earnings	41,770,260	40,228,327
Accumulated other comprehensive income	591,755	1,033,870

Total stockholders’ equity	72,364,556	71,264,738

Total liabilities and stockholders’ equity	$716,757,784	$747,911,298

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

Interest income:
Interest and fees on loans	$9,323,149	$11,444,409
Interest and dividends on investment securities:
Taxable	952,670	1,354,994
Nontaxable	84,169	49,521
Other interest income	56,648	140,714

Total interest income	10,416,636	12,989,638

Interest expense:
Interest on deposits	2,963,568	5,393,491
Interest on Federal Home Loan Bank advances	444,620	446,926
Interest on other borrowings	130,765	150,233
Other interest expense	54,325	78,377

Total interest expense	3,593,278	6,069,027

Net interest income	6,823,358	6,920,611

Provision for loan losses	-	456,000

Net interest income after provision for loan losses	6,823,358	6,464,611

Other income:
Service charges on deposit accounts	1,246,451	1,293,438
Other fee income	511,892	458,577
Securities transactions, net	250,575	(14,636)
Other noninterest income	152,441	448,951

Total other income	2,161,359	2,186,330

Other expenses:
Salaries and employee benefits	3,993,639	3,412,374
Occupancy expense of premises	435,090	405,204
Furniture and equipment expense	586,600	605,162
Other noninterest expense	1,290,008	1,690,647

Total other expenses	6,305,337	6,113,387

Income before income tax expense	2,679,380	2,537,554
Income tax expense	854,535	799,875

Net income	$1,824,845	$1,737,679

Earnings per common share:
Basic	$0.19	$0.18

Diluted	$0.19	$0.18

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

Net income	$1,824,845	$1,737,679

Other comprehensive income (loss):
Unrealized holding losses arising during the period, net of
tax benefit of $142,560 and $213,128	(276,736)	(413,717)
Reclassification adjustment for (gains) losses included in
net income, net of tax (benefit) of $85,196 and ($4,976)	(165,379)	9,660

	(442,115)	(404,057)

Comprehensive income	$1,382,730	$1,333,622

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2003 AND ONE YEAR ENDED DECEMBER 31, 2002
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive

	Shares	Par Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2001	9,409,913	$1,217,065	$28,657,351	$34,917,898	$579,569	$65,371,883
Net income	-	-	-	6,346,839	-	6,346,839
Other comprehensive income	-	-	-	-	454,301	454,301
Cash dividends declared,
$0.11 per share	-	-	-	(1,036,410)	-	(1,036,410)
Stock options exercised	20,500	-	128,125	-	-	128,125

Balance, December 31, 2002	9,430,413	1,217,065	28,785,476	40,228,327	1,033,870	71,264,738
Net income	-	-	-	1,824,845	-	1,824,845
Other comprehensive loss	-	-	-	-	(442,115)	(442,115)
Cash dividends declared,
$0.03 per share	-	-	-	(282,912)	-	(282,912)

Balance, March 31, 2003	9,430,413	$1,217,065	$28,785,476	$41,770,260	$591,755	$72,364,556

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,824,845	$1,737,679
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	835,034	709,732
Provision for loan losses	-	456,000
Net realized (gain) loss on securities transactions	(250,575)	14,636
Net gain (loss) on disposal of assets	5,303	(67,308)
Net gain on sale of branch office	-	(100,000)
Increase in cash value of bank-owned life insurance	(81,769)	(116,158)
Increase (decrease) in deferred compensation accrual	34,513	(63,412)
Decrease in retirement accruals	(91,138)	(103,868)
Decrease in taxes receivable	854,535	798,657
Decrease in interest receivable	216,582	1,242,924
Decrease in interest payable	(82,286)	(1,254,804)
Net increase in prepaid expenses and other assets	(462,148)	(489,502)
Net increase (decrease) in accrued expenses and other liabilities	(988,655)	359,918

Net cash provided by operating activities	1,814,241	3,124,494

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest-bearing deposits in other banks	301,115	13,650,471
Increase (decrease) in Federal funds sold	22,030,000	(7,095,000)
Purchase of securities available for sale	(34,352,050)	(14,444,621)
Proceeds from sales and calls of securities available for sale	31,236,330	9,429,225
Proceeds from maturities and paydowns of securities available for sale	4,548,804	11,128,818
Purchase of restricted and other equity investments	-	(507,250)
Redemption of restricted and other equity investments	280,000	540,500
Net decrease in loans	6,439,664	19,274,381
Net proceeds from sale of branch office	-	7,748,200
Purchase of premises and equipment	(466,129)	(938,692)
Proceeds from disposal of assets	317,325	614,244

Net cash provided by investing activities	30,335,059	39,400,276

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(19,011,601)	(43,896,098)
Net increase (decrease) in Federal funds purchased and
securities sold under repurchase agreements	(1,912,335)	237,693
Payments on Federal Home Loan Bank advances	(10,475,182)	(1,222,333)
Dividends paid	(8,560)	(1,042,650)
Proceeds from the exercise of stock options	-	128,125
Repurchase of preferred stock in REIT subsidiaries	(1,000)	-

Net cash used in financing activities	(31,408,678)	(45,795,263)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

Net increase (decrease) in cash and due from banks	$740,622	$(3,270,493)

Cash and due from banks at beginning of period	25,199,278	28,188,779

Cash and due from banks at end of period	$25,939,900	$24,918,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,675,564	$7,311,951

Taxes	$-	$1,598,532

NONCASH INVESTING AND FINANCING TRANSACTIONS
Decrease in unrealized gains on securities available for sale	$(669,869)	$(612,211)

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

In addition to the banking products and services, the Bank offers brokerage, insurance, annuity, and investment planning services to its customers from its main office in Valdosta, Georgia.

The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

	2003	2002

Basic earnings per share:
Net income	$1,824,845	$1,737,679

Weighted average common shares outstanding	9,430,413	9,415,602

Earnings per common share	$0.19	$0.18

Diluted earnings per share:
Net income	$1,824,845	$1,737,679

Weighted average common shares outstanding	9,430,413	9,415,602
Effect of dilutive stock options	46,232	50,506

Weighted average diluted common shares outstanding	9,476,645	9,466,108

Earnings per common share	$0.19	$0.18

NOTE 4. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for grants of stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , to stock-based employee compensation.

	2003	2002

Net income, as reported	$1,824,845	$1,737,679
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(57,476)	(58,450)

Pro forma net income	$1,767,369	$1,679,229

Earnings per share:
Basic – as reported	$0.19	$0.18

Basic – pro forma	$0.19	$0.18

Diluted – as reported	$0.19	$0.18

Diluted – pro forma	$0.19	$0.18

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB may constitute “forward-looking statements” under the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our charter consolidation plan, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “plan”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) costs or difficulties related to the integration of our businesses, including our charter consolidations, may be greater than expected; (6) expected cost savings associated with our charter consolidations may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following our charter consolidations may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (9) adverse changes may occur in the bond and equity markets; (10) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (11) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Annual Consolidated Financial Statements and related Notes included in the Company’s 2002 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

On May 20, 2002, the Board of Directors adopted a Resolution requested by our primary federal regulator, the Federal Reserve Bank of Atlanta, which, among other things, restricts us from redeeming our capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of our banking regulators. The Resolution is the result of an examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank’s loan portfolio. This Resolution will remain in effect until removed by the regulators.

FINANCIAL CONDITION

During the three months ended March 31, 2003, total assets declined $31.1 million, or 4.2%, from $747.9 million at year end to $716.8 million at the end of the first quarter. Total loans decreased $7.5 million, or 1.3%, and total deposits decreased $19.0 million, or 3.1%, during the quarter. We also paid off $10.5 million in advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).

Overall, our loan volume for the quarter was steady but slower than anticipated. The $7.5 million decline reflected in the loan portfolio occurred during the last few weeks of the quarter as several large credits paid off. The decline in deposits is primarily the result of a $16.0 million decrease in time deposits during the quarter and the expected withdrawal of tax receipts deposited by local municipal authorities in December 2002.

Stockholders’ equity is 10.1% of total assets at quarter end. With the prior approval of our regulators, we declared a first quarter 2003 dividend of $0.03 per common share payable to stockholders of record on March 31, 2003.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2003 was $1.83 million, or $0.19 per diluted share, as compared to $1.74 million, or $0.18 per diluted share, during the same period in 2002. The marginal $87,000 increase in net income is the net result of a $97,000 decrease in net interest income (or $79,000 on a taxable-equivalent basis), a $456,000 decrease in the provision for loan losses, a $25,000 decrease in other income, a $192,000 increase in other expenses, and a $55,000 increase in income tax expense. The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended March 31, 2003, net interest income on a taxable-equivalent basis was $6.87 million, or $79,000 less than our net interest income for the first quarter of 2002. Interest income decreased $2.56 million, while interest expense decreased $2.48 million.

Total interest income on a taxable-equivalent basis was $10.46 million, a 19.6% decrease compared to $13.02 million earned during the same period in 2002. The decrease in interest income was due to the combined effect of a $96.4 million decrease in average earning assets outstanding during the period and a 56 basis point decrease in the average yield earned on those earning assets during the period. The $69.3 million decline in average loans outstanding represented $1.27 million of the overall decrease in interest income for the quarter.

Total interest expense was $3.59 million, a 40.8% decrease compared to $6.07 million paid during the same period in 2002. The decrease in interest expense was due to the combined effect of a $106.1 million decrease in interest-bearing liabilities outstanding during the period and a 109 basis point decrease in the average rate paid on those interest-bearing liabilities during the period. The decline in rates is reflective of the decline in overall market rates since the first quarter of 2002. The $106.1 million decline in average time deposits outstanding represented $1.23 million of the overall decrease in interest expense for the quarter.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the first quarter of 2003 was 4.15%, 48 basis points higher than our net interest margin of 3.67% during the same period in 2002. However, the margin for the first quarter of 2003 was slightly lower than the 4.18% margin earned during the fourth quarter of 2002. Our ability to maintain our net interest margin going forward will be a challenge as long as interest rates remain constant or slide even lower than the already historically low levels.

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2003 and 2002. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,		2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans	$554,638	$9,323	6.82%	$623,890	$11,444	7.44%
Investment securities:
Taxable	89,785	953	4.30%	103,107	1,355	5.33%
Nontaxable	8,034	127	6.44%	4,676	75	6.51%
Other short-term investments	19,070	57	1.20%	36,297	141	1.57%

Total interest-earning assets	$671,527	$10,460	6.32%	$767,970	$13,015	6.87%

Interest-bearing liabilities:
Demand deposits	$171,381	$449	1.06%	$169,170	$629	1.51%
Savings deposits	38,383	81	0.86%	38,036	111	1.18%
Time deposits	295,817	2,433	3.34%	401,957	4,654	4.70%
FHLB advances	34,324	445	5.25%	37,785	447	4.80%
Notes payable	10,000	131	5.30%	10,000	150	6.09%
Other short-term borrowings	16,799	54	1.31%	15,828	78	2.01%

Total interest-bearing liabilities	$566,704	$3,593	2.57%	$672,776	$6,069	3.66%

Interest rate spread			3.75%			3.21%

Net interest income		$6,867			$6,946

Net interest margin			4.15%			3.67%

Provision for Loan Losses
For the three months ended March 31, 2003, there was no provision for loan losses recorded, compared to $456,000 recorded in the same period in 2002. Based on our monthly assessments of the allowance for loan losses during the quarter, no provision was needed. No net new loan growth and no material change in the level of nonperforming loans or delinquent loans during the quarter were contributing factors in our assessments.

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Mar-03	Dec-02	Sep-02	Jun-02	Mar-02

	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$10,301	$10,378	$12,100	$16,058	$13,472
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	-	-	52	2	94

Total nonperforming loans	$10,301	$10,378	$12,152	$16,060	$13,566

Total nonperforming loans as a percentage of
total loans	1.88%	1.87%	2.20%	2.72%	2.23%

Net charge-offs of $345,000 during the first quarter was a 30.7% decrease compared to $498,000 during the same period in 2002. When annualized, this level of charge-offs equates to 0.25% of average loans, compared to 1.06% for the 2002 fiscal year.

At March 31, 2003, the allowance as a percent of total loans was 2.15%, compared to 2.18% at December 31, 2002. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. This methodology includes an assessment for specific valuations on larger loan lines and nonperforming loans, and an assessment based on environmental factors applied to other homogenous groups of otherwise performing loans. The environmental factors considered in developing our loss measurements include:

     levels of and trends in delinquencies and impaired loans;
     levels of and trends in charge-offs and recoveries;
     trends in volume and terms of loans;
     effects of any changes in risk selection and underwriting standards and other changes in lending policies, procedures, and practices;
     experience, ability, and depth of lending management and other relevant staff;
     national and local economic trends and conditions;
     industry conditions; and
     effects of changes in credit concentrations.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While we use the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other environmental factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Other Income
A summary of other noninterest income for the three months ended March 31, 2003 and 2002 follows:

For the Three Months Ended March 31,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$1,246	$1,293	-3.6%
Other fee income	512	459	11.5%
Securities transactions, net	251	(15)	1773.3%
Other noninterest income	152	449	-66.1%

Total noninterest income	$2,161	$2,186	-1.1%

Noninterest income as a percentage
of average assets	0.30%	0.26%

During the three months ended March 31, 2003, total other income was $2.16 million, a 1.1% decrease compared to the same period in 2002. Other fee income increased due primarily to fees earned from mortgage operations. Mortgage origination fees increased $33,000, or 16.6%, due to a continued increase in volume of mortgage originations and refinancings this quarter compared to the first quarter of 2002. Gains on the sale of securities during the quarter were taken based on market opportunities. The $297,000 decrease in other noninterest income is the result of a $34,000 decrease in earnings on bank-owned life insurance due to a lower return on those investments this quarter compared to 2002, a gain of $100,000 was recorded on the sale of a branch office in 2002, a net gain of $67,000 was recorded on the sale of other real estate owned during 2002 compared to a net loss of $5,000 in 2003, and an $88,000 refund was received from a vendor due to past billing discrepancies in 2002.

Other Expenses
A summary of other noninterest expense for the three months ended March 31, 2003, and 2002 follows:

For the Three Months Ended March 31,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars In Thousands)
Noninterest expenses:
Salaries and wages	$3,094	$2,627	17.8%
Employee benefits	899	785	14.5%
Net occupancy expense of premises	435	405	7.4%
Furniture and equipment expense	587	605	-3.0%
Advertising and business development	99	113	-12.4%
Supplies and printing	152	185	-17.8%
Telephone and internet charges	142	146	-2.7%
Postage and courier	140	155	-9.7%
Legal and accounting fees	110	304	-63.8%
Other noninterest expense	647	788	-17.9%

Total noninterest expense	$6,305	$6,113	3.1%

Noninterest expense as a percentage
of average assets	0.86%	0.74%

During the three months ended March 31, 2003, total other expense was $6.31 million, a 3.1% increase compared to the same period in 2002. The majority of the increase from 2002 is due to the 17.8% increase in salaries and wages and the corresponding 14.5% increase in employee benefits. Salary and wage expense increased $467,000 from the same period in 2002. Actual salaries and wages increased $241,000, or 9.5%, from the first quarter of 2002 due to annual raises and new hires. Deferred loan cost, a credit against salaries and wages, decreased $261,000, or 68.7%, from 2002 and resulted in an increase in expense reported during the period. The decline in the deferral of direct loan costs is due to a decline in loan volume experienced in the first quarter of 2003 compared to the first quarter of 2002.

Employee benefits increased $114,000 compared to the same period in 2002. Payroll taxes were up 25% due to the increase in salaries and wages. The 401k match and profit share expense increased 12.3% or $24,000, due to a change made during 2002 to the 401k plan on the entrance date for new employees. Health insurance increased 11.6% from the first quarter 2002 to the same quarter in 2003 due to an 11% increase in premiums from our health care provider. An additional expense for 2003 not incurred during the first quarter of 2002 was the Employee Stock Purchase Program (ESPP) match expense. The Company started the ESPP on July 1, 2002. The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company’s stock with the Company matching 50% of the purchase. The ESPP match expense amounted to $23,000 for the first quarter of 2003.

Net occupancy expense increased 7.4% from the first quarter in 2002 to the same quarter in 2003. The majority of the increase is due to an additional $14,000 expense in utilities cost due in part to a new operations facility that opened in the second quarter of 2002. Legal and accounting fees were down 63.8% due to the expenses incurred in the first quarter of 2002 on the collection and recovery of problem loans and regulatory matters. The remaining expenses decreased due primarily to efficiencies gained from our charter consolidations and the centralization of back office operations and tighter cost controls.

Income Tax Expense
During the three months ended March 31, 2003, income tax expense was $854,000, a 6.8% increase compared to the same period in 2002. As a percentage of net income before taxes, income tax expense was 31.9% and 31.5% for the first quarters of 2003 and 2002, respectively.

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

The $19.0 million decline in deposits and the pay-off of $10.5 million in FHLB advances during the quarter reduced our overall level of liquidity, however our liquidity position is still sufficient to fund assets when needed and meet liability obligations when they come due. At March 31, 2003, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, Fed Funds sold, and investment securities) to total assets was 18.3%, compared to 20.7%, at December 31, 2002. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2003 and December 31, 2002 are as follows:

	Mar-03	Dec-02

	(Dollars In Thousands)
Commitments to extend credit	$52,604	$70,351
Standby letters of credit	$1,368	$1,445

At March 31, 2003, we had a total of $932,000 in construction in progress for a new branch building in Oakwood, Georgia. We opened the branch building on April 21, 2003 for a total cost of $1.4 million, including approximately $475,000 in land acquired during the first quarter of 2002. Management funded the balance of these expenditures with cash provided from operations in 2002 and 2003. There are no binding commitments for material cash expenditures outstanding.

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to industry standards. The Company and the Bank are required to comply with capital adequacy standards established by banking regulators. At March 31, 2003, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have changed our capital ratings.

The following table summarizes the regulatory capital ratios of the Company and the Bank at March 31, 2003.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement

Total Capital to Risk Weighted Assets	14.8%	14.0%	8.0%
Tier 1 Capital to Risk Weighted Assets	13.5%	12.8%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	10.4%	9.9%	7.5%*

* Under the provisions of our May 20, 2002 Resolution with the Federal Reserve Bank of Atlanta, the Bank is required to maintain a minimum Tier 1 Leverage Ratio of at least 7.5%.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our 2002 Annual Report on Form 10-K. The following is a brief description of the Company’s critical accounting policies involving significant management valuation judgment.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors including, but not limited to, reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on segments of the loan portfolio, historical loan loss experiences and the level of classified and nonperforming loans.

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

Management’s assessment is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should cash flow assumptions or market conditions change, a different amount may be reported for the allowance for loan losses and the associated provision for loan losses.

Estimates of Fair Value
The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate owned, and other repossessed assets. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had a material impact on our earnings or financial position as of or for the quarter ended March 31, 2003.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At March 31, 2003, our one-year management-adjusted gap ratio of 1.56 was outside of our policy guidelines, however, this exception to policy was mitigated by our strategy to position our balance sheet to benefit from an increase in interest rates.

The table below has two measures of gap; regulatory and management-adjusted. The regulatory gap considers only contractual maturities or repricings. The management-adjusted gap includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change. We believe the management-adjusted gap is a more accurate reflection of the interest rate risk in our balance sheet. The management-adjusted gap indicates we are highly asset sensitive in relation to changes in market interest rates in the short-term. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year

	(Dollars in thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$327,477	$358,849	$429,889
Rate Sensitive Liabilities (RSL)	313,090	369,296	459,210

RSA minus RSL (Gap)	$14,387	$(10,447)	$(29,321)

Gap Ratio (RSA/RSL)	1.05	0.97	0.94

Management-Adjusted
Rate Sensitive Assets (RSA)	$360,416	$419,852	$525,657
Rate Sensitive Liabilities (RSL)	122,979	179,186	337,610

RSA minus RSL (Gap)	$237,437	$240,666	$188,047

Gap Ratio (RSA/RSL)	2.93	2.34	1.56

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 7.1% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 21.9% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. However, this exception was mitigated because a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.25%. If market rates immediately fell by 100 basis points, a more plausible, however still unlikely scenario in our opinion, our model projected net interest income to decrease 9.9% over the next year.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income

Rate Change	Gradual	Immediate

+300 bps	5.5%	10.0%
+200 bps	4.7%	7.1%
+100 bps	3.1%	4.2%
-100 bps	-7.8%	-9.9%

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

99.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act

99.2   Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b)   Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: May 15, 2003	By:	/s/ Michael E. Ricketson
Michael E. Ricketson,
President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Senior Vice President and Chief Financial Officer

20

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

Date: May 15, 2003	By:	/s/ Michael E. Ricketson
Michael E. Ricketson,
President and Chief Executive Officer

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

Date: May 15, 2003	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Senior Vice President and Chief Financial Officer

