Form 10-Q
period 2003-06-30
PAB BANKSHARES INC
filed 2003-08-14
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003 – Commission File Number 1-11823
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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock at July 31, 2003 was 9,441,704 shares.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Statements of Condition	3
	Statements of Income	4
	Statements of Comprehensive Income	5
	Statements of Stockholders’ Equity	6
	Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	22
Item 4.	Internal Controls	23

PART I	OTHER INFORMATION
Item 1.	Legal Proceedings	None
Item 2.	Changes in Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submissions of Matters to a Vote of Security Holders	24
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and due from banks	$29,712,947	$25,199,278
Interest-bearing deposits in other banks	910,826	974,848
Federal funds sold	8,861,000	30,784,000
Investment securities	140,366,607	98,025,604

Loans	529,230,561	555,238,242
Allowance for loan losses	(10,728,347)	(12,096,988)

Net loans	518,502,214	543,141,254

Premises and equipment	21,584,770	22,555,234
Goodwill and other intangible assets	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,187,773	9,950,135
Foreclosed assets	1,882,044	1,284,487
Other assets	10,024,687	10,011,854

Total assets	$748,017,472	$747,911,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$89,533,990	$87,667,055
Interest-bearing demand and savings	201,180,618	213,981,795
Time	282,515,454	305,081,383

Total deposits	573,230,062	606,730,233

Federal funds purchased and securities sold under agreements to repurchase	25,021,090	17,520,242
Advances from the Federal Home Loan Bank of Atlanta	59,491,689	36,144,910
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,000,000	10,000,000
Other liabilities	5,708,536	6,251,175

Total liabilities	673,451,377	676,646,560

Stockholders' equity:
Preferred stock, no par value, 1,500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 98,500,000 shares authorized,
9,434,813 and 9,430,413 shares issued	1,217,065	1,217,065
Additional paid-in capital	28,827,411	28,785,476
Retained earnings	43,218,866	40,228,327
Accumulated other comprehensive income	1,302,753	1,033,870

Total stockholders’ equity	74,566,095	71,264,738

Total liabilities and stockholders' equity	$748,017,472	$747,911,298

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$8,953,641	$10,688,056	$18,276,790	$22,132,465
Interest and dividends on investment securities:
Taxable	997,672	1,299,852	1,950,342	2,654,845
Nontaxable	88,245	53,279	172,414	102,800
Other interest income	35,086	74,985	91,735	215,697

Total interest income	10,074,644	12,116,172	20,491,281	25,105,807

Interest expense:
Interest on deposits	2,679,102	4,344,957	5,642,670	9,738,447
Interest on Federal Home Loan Bank advances	397,199	565,301	841,819	1,012,227
Interest on other borrowings	127,928	70,769	258,693	149,146
Other interest expense	49,910	169,109	104,235	319,343

Total interest expense	3,254,139	5,150,136	6,847,417	11,219,163

Net interest income	6,820,505	6,966,036	13,643,864	13,886,644

Provision for loan losses	-	518,834	-	974,834

Net interest income after provision for loan losses	6,820,505	6,447,202	13,643,864	12,911,810

Other income:
Service charges on deposit accounts	1,287,588	1,346,012	2,534,039	2,639,450
Other fee income	453,579	468,267	965,471	926,847
Securities transactions, net	107,199	42,696	357,774	28,060
Other noninterest income	38,311	116,080	190,753	565,029

Total other income	1,886,677	1,973,055	4,048,037	4,159,386

Other expenses:
Salaries and employee benefits	3,817,765	3,343,238	7,811,405	6,755,610
Occupancy expense of premises	442,816	413,058	877,906	818,262
Furniture and equipment expense	615,315	578,866	1,201,915	1,184,027
Other noninterest expense	1,348,663	1,616,000	2,638,672	3,306,646

Total other expenses	6,224,559	5,951,162	12,529,898	12,064,545

Income before income tax expense	2,482,623	2,469,095	5,162,003	5,006,651
Income tax expense	750,972	768,731	1,605,507	1,568,606

Net income	$1,731,651	$1,700,364	$3,556,496	$3,438,045

Earnings per common share:
Basic	$0.18	$0.18	$0.38	$0.36

Diluted	$0.18	$0.18	$0.37	$0.36

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$1,731,651	$1,700,364	$3,556,495	$3,438,045

Other comprehensive income:
Unrealized holding gains arising during the period, net of
tax of $402,719 and $347,000 for the quarter and
$260,158 and $133,873 for the year	781,749	673,588	505,014	259,872
Reclassification adjustment for gains included in net
income, net of tax of $36,448 and $14,517 for the
quarter and $121,643 and $9,540 for the year	(70,751)	(28,179)	(236,131)	(18,520)

	710,998	645,409	268,883	241,352

Comprehensive income	$2,442,649	$2,345,773	$3,825,378	$3,679,397

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2003 AND YEAR ENDED DECEMBER 31, 2002
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total

Balance, December 31, 2001	9,409,913	$1,217,065	$28,657,351	$34,917,898	$579,569	$65,371,883
Net income	-	-	-	6,346,839	-	6,346,839
Other comprehensive income	-	-	-	-	454,301	454,301
Cash dividends declared,
$.11 per share	-	-	-	(1,036,410)	-	(1,036,410)
Stock options exercised	20,500	-	128,125	-	-	128,125

Balance, December 31, 2002	9,430,413	1,217,065	28,785,476	40,228,327	1,033,870	71,264,738
Net income	-	-	-	3,556,496	-	3,556,496
Other comprehensive income	-	-	-	-	268,883	268,883
Cash dividends declared,
$.06 per share	-	-	-	(565,957)	-	(565,957)
Stock options exercised	4,400	-	41,935	-	-	41,935

Balance, June 30, 2003	9,434,813	$1,217,065	$28,827,411	$43,218,866	$1,302,753	$74,566,095

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,556,496	$3,438,045
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	1,731,597	1,397,178
Provision for loan losses	-	974,834
Net realized gain on securities transactions	(357,775)	(28,061)
Net loss on disposal of assets	123,567	4,261
Net gain on sale of branch office	-	(100,000)
Increase in cash value of bank-owned life insurance	(237,638)	(234,230)
Increase (decrease) in deferred compensation accrual	69,027	(63,412)
Decrease in retirement accruals	(182,376)	(201,389)
Decrease in taxes receivable	10,507	830,387
Decrease in interest receivable	521,910	1,783,234
Decrease in interest payable	(223,852)	(1,592,003)
Net increase in prepaid expenses and other assets	(107,205)	(1,895,809)
Net decrease in accrued expenses and other liabilities	(481,082)	(215,911)

Net cash provided by operating activities	4,423,176	4,097,124

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest-bearing deposits in other banks	64,022	14,323,830
Decrease in Federal funds sold	21,923,000	9,223,000
Purchase of securities available for sale	(92,706,407)	(29,453,183)
Proceeds from sales and calls of securities available for sale	36,659,399	40,210,857
Proceeds from maturities and paydowns of securities available for sale	14,800,721	13,735,334
Purchase of restricted and other equity investments	(1,444,700)	(980,150)
Redemption of restricted and other equity investments	543,800	540,500
Net decrease in loans	23,076,594	36,280,183
Net proceeds from sale of branch office	-	7,748,200
Purchase of premises and equipment	(665,149)	(2,181,998)
Proceeds from disposal of assets	740,135	777,441

Net cash provided by investing activities	2,991,415	90,224,014

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(33,500,171)	(87,306,371)
Net increase (decrease) in Federal funds purchased and
securities sold under agreements to repurchase	7,500,848	(1,316,429)
Advances from Federal Home Loan Bank	36,000,000	-
Payments on Federal Home Loan Bank advances	(12,653,221)	(1,496,094)
Dividends paid	(287,313)	(2,077,300)
Proceeds from the exercise of stock options	41,935	128,125
Repurchase of preferred stock in REIT subsidiaries	(3,000)	(19,000)

Net cash used in financing activities	(2,900,922)	(92,087,069)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	2003	2002

Net increase in cash and due from banks	$4,513,669	$2,234,069

Cash and due from banks at beginning of period	25,199,278	28,188,779

Cash and due from banks at end of period	$29,712,947	$30,422,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,071,269	$12,811,166

Taxes	$1,595,000	$2,398,993

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized gains on securities available for sale	$407,399	$365,466

Transfer of premises and equipment to other assets	$551,269	$-

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

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings per share:
Net income	$1,731,651	$1,700,364	$3,556,496	$3,438,045

Weighted average common shares outstanding	9,431,644	9,430,413	9,431,032	9,423,048

Earnings per common share	$0.19	$0.18	$0.38	$0.36

Diluted earnings per share:
Net income	$1,731,651	$1,700,364	$3,556,496	$3,438,045

Weighted average common shares outstanding	9,431,644	9,430,413	9,431,032	9,423,048
Effect of dilutive stock options	122,701	24,390	76,516	33,886

Weighted average diluted common
shares outstanding	9,554,345	9,454,803	9,507,548	9,456,934

Earnings per common share	$0.18	$0.18	$0.37	$0.36

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for grants of stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$1,731,651	$1,700,364	$3,556,496	$3,438,045
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(89,466)	(80,447)	(174,976)	(161,853)

Pro forma net income	$1,642,185	$1,619,917	$3,381,520	$3,276,192

Earnings per share:
Basic – as reported	$0.19	$0.18	$0.38	$0.36

Basic – pro forma	$0.17	$0.17	$0.36	$0.35

Diluted – as reported	$0.18	$0.18	$0.37	$0.36

Diluted – pro forma	$0.17	$0.17	$0.36	$0.35

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation", may constitute "forward-looking statements" under the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our allowance for loan losses, our net interest margin, our asset quality, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "plan", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements, although some of these statements may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (6) adverse changes may occur in the bond and equity markets; (7) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (8) opportunities to expand our presence in growth markets may be unavailable on terms suitable to management; and (9) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

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

FINANCIAL CONDITION

Total loans have decreased $26.0 million, or 4.7%, since December 31, 2002. This continues a trend that started eighteen months ago while we were under an examination by our regulators. Since December 31, 2001, total loans have decreased $108.6 million, or 17.0%. During this period, addressing asset quality and other issues identified in that examination has been our top priority, rather than loan production and business development. As a result, we have not generated sufficient new business to offset the maturities and refinancings of our existing portfolio. We believe, however, that the Bank’s asset quality is much improved, and we have begun to turn our efforts back to loan production and business development.

The following table highlights the changes in the composition of the loan portfolio over the past six months.

As of Quarter End	Jun-03	% of Total	Dec-02	% of Total

	(Dollars In Thousands)
Commercial and financial	$47,281	8.9%	$55,840	10.1%
Agricultural	25,940	4.9%	22,178	4.0%
Real estate - construction	81,749	15.4%	75,076	13.5%
Real estate - mortgage (commercial and residential)	335,295	63.4%	354,627	63.9%
Installment loans to individuals and other loans	39,137	7.4%	47,740	8.6%

	529,402	100.0%	555,461	100.0%
Unearned income, net	(172)	0.0%	(223)	0.0%

	529,230	100.0%	555,238	100.0%
Allowance for loan losses	(10,728)	-2.0%	(12,097)	-2.2%

	$518,502	98.0%	$543,141	97.8%

On a more positive note, we have made progress in developing business in our metro Atlanta offices. Over the past twelve months, loans in our metro Atlanta offices have grown $71.4 million, or 96.7%, from $73.9 million at June 30, 2002 to $145.3 million at June 30, 2003. As a percentage of total loans, the loans in our metro Atlanta offices have increased from 12.5% at June 30, 2002 to 27.5% one year later. During the second quarter of 2003, we closed our loan production office in Duluth, Gwinett County, Georgia and assigned the servicing of the construction and development loans generated through that office to our Henry County office.

As with most community banks, loan volume is the driver for the remainder of the bank’s balance sheet. Since our loan volume is down, we have not been aggressive in retaining time deposits. As a result, time deposits in total have decreased $22.6 million, or 7.4%, since year end and we have repaid $12.7 million in advances from the Federal Home Loan Bank of Atlanta (the "FHLB") as matured.

Total stockholders’ equity represented 9.97% of total assets at quarter end. Equity has grown $3.3 million during the first six months of the year due primarily to the retention of earnings. During the second quarter, we executed two separate leverage transactions totaling $45 million utilizing our excess capital to generate additional net interest income. In summary, we were able to take advantage of a steep yield curve to borrow $45 million ($35 million from the FHLB and $10 million in a reverse repurchase agreement) and invested those funds in higher yielding investments for an initial spread of 2.05%. The spread and resulting return on these investments are subject to interest rate risk that we will monitor on a periodic basis. This is a short-term strategy designed to help support our net interest income over the next two years.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2003 was $1.73 million, or $0.18 per diluted share, a slight increase compared to $1.7 million, or $0.18 per diluted share, during the same period in 2002. The increase in net income is the net result of a $519,000 decrease in the provision for loan losses and a $18,000 decrease in income tax expense, offset by a $146,000 decrease in net interest income, an $86,000 decrease in other income and a $273,000 increase in other expenses.

Net income for the year ended June 30, 2003 was $3.56 million, or $0.37 per diluted share, as compared to $3.44 million, or $0.36 per diluted share, during the same period in 2002. The increase in net income is the net result of a $975,000 decrease in the provision for loan losses, offset by a $243,000 decrease in net interest income, a $111,000 decrease in other income, a $466,000 increase in other expenses, and a $37,000 increase in income tax expense.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is its net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended June 30, 2003, net interest income on a taxable-equivalent basis was $6.82 million, or $172,000 less than the second quarter of 2002. Interest income decreased $2.07 million, while interest expense decreased $1.90 million. The decrease in interest income was due to the combined effect of a $53.8 million decrease in average earning assets outstanding during the period and a 67 basis point decrease in the average yield earned on those earning assets during the period. The $57.7 million decline in average loans outstanding alone represented $1.03 million of the overall decrease in interest income for the quarter. The decrease in interest expense was due to the combined effect of a $60.8 million decrease in interest-bearing liabilities outstanding during the period and a 100 basis point decrease in the average rate paid on those interest-bearing liabilities during the period. The decline in rates is reflective of the decline in overall market rates since the second quarter of 2002. The $70.0 million decline in average time deposits outstanding represented $716,000 of the overall decrease in interest expense for the quarter, while the change in rate on time deposits represented another $696,000 of the decrease in interest expense.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the second quarter of 2003 was 4.13%, 24 basis points higher than our net interest margin of 3.89% during the same period in 2002. However, the margin for the second quarter of 2003 was slightly lower than the 4.15% margin earned during the first quarter of 2003. Our ability to maintain our net interest margin going forward will be a challenge as long as interest rates remain constant or slide even lower than the already historically low levels.

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and six months ended June 30, 2003 and 2002. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Quarter Ended June 30,		2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans	$541,836	$8,954	6.63%	$599,539	$10,688	7.15%
Investment securities:
Taxable	105,155	998	3.81%	99,466	1,108	4.47%
Nontaxable	8,578	88	6.25%	4,882	81	6.63%
Other short-term investments	11,892	35	1.18%	17,344	266	6.16%

Total interest-earning assets	$667,461	$10,075	6.08%	$721,231	$12,143	6.75%

Interest-bearing liabilities:
Demand deposits	$165,803	$378	0.92%	$166,215	$600	1.45%
Savings deposits	39,438	76	0.77%	38,913	108	1.11%
Time deposits	285,368	2,225	3.13%	355,362	3,637	4.11%
FHLB advances	45,102	397	3.53%	36,620	565	6.19%
Notes payable	10,000	128	5.13%	10,000	169	6.78%
Other short-term borrowings	16,011	50	1.25%	15,437	71	1.84%

Total interest-bearing liabilities	$561,721	$3,254	2.32%	$622,547	$5,150	3.32%

Interest rate spread			3.76%			3.43%

Net interest income		$6,821			$6,993

Net interest margin			4.13%			3.89%

For the Six Months Ended June 30,		2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans	$548,202	$18,277	6.72%	$611,642	$22,132	7.30%
Investment securities:
Taxable	97,512	1,950	4.03%	101,284	2,464	4.90%
Nontaxable	8,307	172	6.34%	4,779	156	6.57%
Other short-term investments	15,461	92	1.20%	27,243	407	3.01%

Total interest-earning assets	$669,482	$20,491	6.20%	$744,948	$25,159	6.81%

Interest-bearing liabilities:
Demand deposits	$168,576	$828	0.99%	$167,684	$1,229	1.48%
Savings deposits	38,913	157	0.81%	38,477	218	1.14%
Time deposits	290,564	4,658	3.23%	378,531	8,292	4.42%
FHLB advances	39,743	842	4.27%	37,199	1,012	5.49%
Notes payable	10,000	258	5.22%	10,000	319	6.44%
Other short-term borrowings	16,402	104	1.28%	16,107	149	1.87%

Total interest-bearing liabilities	$564,198	$6,847	2.45%	$647,998	$11,219	3.49%

Interest rate spread			3.75%			3.32%

Net interest income		$13,644			$13,940

Net interest margin			4.14%			3.77%

Provision for Loan Losses
For the six months ended June 30, 2003, there was no provision for loan losses recorded, compared to $975,000 for the same period in 2002. Based on our monthly assessments of the allowance for loan losses during the quarter, no provision was needed. No net new loan growth and no material change in the level of nonperforming loans or delinquent loans during the quarter were contributing factors in our assessments.

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Jun-03	Mar-03	Dec-02	Sep-02	Jun-02

	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$9,842	$10,301	$10,378	$12,100	$16,058
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	-	-	-	52	2

Total nonperforming loans	$9,842	$10,301	$10,378	$12,152	$16,060

Total nonperforming loans as a percentage of
total loans	1.86%	1.88%	1.87%	2.20%	2.72%

For the six months ending June 30, 2003, net charge-offs of $1,369,000 was a 36.34% increase compared to $1,004,000 during the same period in 2002. During the second quarter of 2003 we charged off over $800,000 in bankrupt consumer loans. On an annualized basis, our net charge-offs for 2003 equates to 0.50% of average loans, compared to 1.06% for the 2002 fiscal year.

At June 30, 2003, the allowance as a percent of total loans was 2.03%, compared to 2.18% at December 31, 2002. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. This methodology includes an assessment for specific valuations on larger loan lines and nonperforming loans, and an assessment based on environmental factors applied to other homogenous groups of otherwise performing loans. The environmental factors considered in developing our loss measurements include:
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
This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While we use the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other environmental factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Other Income
A summary of noninterest income follows:

For the Quarter Ended June 30,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars in Thousands)
Noninterest income:
Service charges on deposit account	$1,288	$1,346	-4.3%
Mortgage origination fees	201	156	27.9%
Securities transactions, net	107	42	151.1%
Earnings on bank-owned life insurance	156	118	31.9%
Loss on disposal of assets	(189)	(72)	164.3%
Other noninterest income	324	383	-15.5%

Total noninterest income	$1,887	$1,973	-4.5%

For the Six Months Ended June 30,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars in Thousands)
Noninterest income:
Service charges on deposit account	$2,534	$2,639	-4.0%
Mortgage origination fees	431	355	21.6%
Securities transactions, net	358	28	1175.0%
Earnings on bank-owned life insurance	238	234	1.4%
Loss on disposal of assets	(194)	(4)	4463.3%
Other noninterest income	681	907	-24.9%

Total noninterest income	$4,048	$4,159	-2.7%

The decrease in service charges and fees on deposit accounts is due primarily to lower transaction volume. The increase in mortgage fees is due to a continued increase in volume of mortgage originations and refinancings caused by lower mortgage rates. Gains on the sale of securities during the quarter and year were taken based on market opportunities. The increase in earnings for the quarter on bank owned life insurance was due to an accrual adjustment. Other losses increased during the second quarter of 2003 due to an $84,000 write down on other real estate and repossessions. Other noninterest income decreased in 2003 resulting from a gain of $100,000 recorded on the sale of a branch office in 2002, and an $88,000 refund received in 2002 from a vendor due to past billing discrepancies.

Other Expenses

A summary of noninterest expense follows:

For the Quarter Ended June 30,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$3,137	$3,001	4.5%
FAS 91 deferred loan cost	(98)	(318)	-69.1%
Employee benefits	779	660	18.0%
Net occupancy expense of premises	443	413	7.2%
Furniture and equipment expense	615	579	6.3%
Advertising and business development	102	124	-17.5%
Supplies and printing	148	160	-7.4%
Telephone and internet charges	115	170	-32.4%
Postage and courier	141	166	-15.4%
Legal and accounting fees	171	202	-15.3%
Other noninterest expense	672	794	-15.4%

Total noninterest expense	$6,225	$5,951	4.6%

For the Six Months Ended June 30,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$6,338	$6,010	5.5%
FAS 91 deferred loan cost	(217)	(699)	-68.9%
Employee benefits	1,690	1,445	17.0%
Net occupancy expense of premises	878	818	7.3%
Furniture and equipment expense	1,202	1,184	1.5%
Advertising and business development	201	237	-15.0%
Supplies and printing	300	345	-13.1%
Telephone and internet charges	257	316	-18.7%
Postage and courier	281	321	-12.6%
Legal and accounting fees	281	506	-44.5%
Other noninterest expense	1,319	1,582	-16.6%

Total noninterest expense	$12,530	$12,065	3.9%

FAS 91 deferred loan cost, a credit against salaries and wages, decreased and resulted in an increase in expense reported during the period. The decline in the deferral of direct loan costs is due to a decline in loan volume experienced during 2003 compared to the same period in 2002. Some of the increase in employee benefits was due to higher premiums from our health care provider of 11% from 2002. An additional employee benefit expense for 2003, which was not incurred during the first half of 2002, was the Employee Stock Purchase Program (ESPP). The Company started the ESPP on July 1, 2002. The program allows for an employee or director to purchase up to $2,000 a year of the Company’s stock with the Company matching 50% of the purchase. The ESPP match expense amounted to $21,000 for the second quarter and $56,000 for the year.

Legal and accounting fees were down due to the expenses incurred in the first half of 2002 on the collection and recovery of problem loans and regulatory matters. The remaining expenses decreased due primarily to efficiencies gained from our charter consolidations and the centralization of back office operations and tighter cost controls.

Income Tax Expense
During the second quarter of 2003, income tax expense was $751,000, a 2.47% decrease in comparison to the same period in 2002. Year to date for 2003, income tax expense was $1,606,000, a 2.36% increase compared to the same period in 2002. As a percentage of net income before taxes, income tax expense was 31.1% and 31.3% for the six months ending June 30, 2003 and June 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers. Assets, consisting primarily of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment. In addition, our liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional funding sources .

The $14.5 million quarter to date decline in deposits was offset by $36 million in FHLB advances made during the quarter. We purchased $59.5 million in investments during the second quarter of 2003, while $15.6 million in investments matured, paid down, or were sold during the same period. Our loan portfolio decreased $17.5 million during the second quarter of 2003. Our liquidity position is sufficient to fund assets when needed and meet liability obligations when they come due. At June 30, 2003, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, Fed Funds sold, and investment securities) to total assets was 24.0%, compared to 20.7% at December 31, 2002. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2003 and December 31, 2002 are as follows:

	Jun-03	Dec-02

	(Dollars in Thousands)
Commitments to extend credit	$60,362	$70,351
Standby letters of credit	$1,829	$1,445

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to industry standards. The Company and the Bank are required to comply with capital adequacy standards established by banking regulators. At June 30, 2003 the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have changed our capital ratings.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2003.

		Park	Minimum
	Company	Avenue	Regulatory
	Consolidated	Bank	Requirement

Total Capital to Risk Weighted Assets	15.1%	14.4%	8.0%
Tier 1 Capital to Risk Weighted Assets	13.8%	13.2%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	10.7%	10.2%	4.0%*

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

Management’s assessment is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in various internal and external environmental factors including, but not limited to, the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should these environmental factors change, a different amount may be reported for the allowance for loan losses and the associated provision for loan losses.

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

Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 . FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others , which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("Statement 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity . Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified trust preferred securities as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on the Company’s consolidated financial statements.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At June 30, 2003, our one-year management-adjusted gap ratio of 1.29 was outside of our policy guidelines, however, this exception to policy was mitigated by our strategy to position our balance sheet to benefit from an increase in interest rates.

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year

	(Dollars in thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$343,105	$378,011	$441,318
Rate Sensitive Liabilities (RSL)	320,553	372,867	461,888

RSA minus RSL (Gap)	$22,552	$5,144	$(20,570)

Gap Ratio (RSA/RSL)	1.07	1.01	0.96

Management-Adjusted
Rate Sensitive Assets (RSA)	$347,777	$387,315	$459,092
Rate Sensitive Liabilities (RSL)	145,376	197,691	355,865

RSA minus RSL (Gap)	$202,401	$189,624	$103,227

Gap Ratio (RSA/RSL)	2.39	1.96	1.29

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 5.27% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 22.48% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. However, this exception was mitigated because a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.00%. If market rates immediately fell by 100 basis points, a more plausible, however still unlikely scenario in our opinion, our model projected net interest income to decrease 9.93% over the next year.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or "shock", in market interest rates.

	Effect on Net Interest Income
Market
Rate Change	Gradual	Immediate

+300 bps	6.29%	5.11%
+200 bps	5.70%	5.27%
+100 bps	4.02%	3.73%
-100 bps	-9.15%	-9.93%

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 27, 2003, two items were voted upon. The first item was the appointment of four directors to hold office until the 2006 annual meeting of stockholders and one director to hold office until the 2005 annual meeting of shareholders and until their successors are dully elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

Name	Votes For	Votes Against	Votes Abstained

James L. Dewar, Jr.	6,871,623	0	255,562
Michael E. Ricketson	6,756,457	0	370,728
Joe P. Singletary, Jr.	6,874,906	0	252,279
Walter W. Carroll, II	6,809,890	0	317,295
Michael H. Godwin	6,874,406	0	252,779

The following directors will continue in office:

Bill J. Jones, F. Ferrell Scruggs, Sr., James B. Lanier, Jr., John M. Simmons, R. Bradford Burnette, Kennith D. McLeod, and Paul E. Parker

The second item was approving the appointment of Mauldin & Jenkins, LLC as the Company’s independent auditors for the fiscal year 2003. Mauldin & Jenkins LLC was ratified as the independent auditors for fiscal year 2003 by a vote of 6,987,622 in favor, 110,488 against, and 29,074 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)  Reports on Form 8-K.

1.	Press Release dated April 25, 2003 Announcing First Quarter 2003 Earnings

2.	Press Release dated May 27, 2003 Announcing Second Quarter 2003 Dividend

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: August 14, 2003	By:	/s/ Michael E. Ricketson
Michael E. Ricketson,
President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Donald J. Torbert, Jr.,
Donald J. Torbert, Jr.,
Executive Vice President, Chief Financial Officer

