Form 10-Q
period 2003-09-30
PAB BANKSHARES INC
filed 2003-11-14
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003 – Commission File Number 1-11823
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
Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock at October 31, 2003 was 9,477,810 shares.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Statements of Condition	3
Statements of Income	4
Statements of Comprehensive Income	5
Statements of Stockholders’ Equity	6
Statements of Cash Flows	7
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23

PART II OTHER INFORMATION

Item 1. Legal Proceedings	None
Item 2. Changes in Securities and Use of Proceeds	None
Item 3. Defaults Upon Senior Securities	None
Item 4. Submissions of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	24

SIGNATURES	25

PART I.   FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and due from banks	$22,513,973	$25,199,278
Interest-bearing deposits in other banks	587,733	974,848
Federal funds sold	78,505	30,784,000
Investment securities	139,361,005	98,025,604

Loans	531,551,168	555,238,242
Allowance for loan losses	(10,425,900)	(12,096,988)

Net loans	521,125,268	543,141,254

Premises and equipment	21,208,632	22,555,234
Goodwill and other intangible assets	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,304,872	9,950,135
Foreclosed assets	3,918,191	1,284,487
Other assets	10,632,578	10,011,854

Total assets	$735,715,361	$747,911,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$93,621,857	$87,667,055
Interest-bearing demand and savings	202,563,259	213,981,795
Time	267,227,215	305,081,383

Total deposits	563,412,331	606,730,233

Federal funds purchased and securities sold under agreements to repurchase	36,998,203	17,520,242
Advances from the Federal Home Loan Bank of Atlanta	44,822,678	36,144,910
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,000,000	10,000,000
Other liabilities	6,071,064	6,251,175

Total liabilities	661,304,276	676,646,560

Stockholders’ equity:
Preferred stock, no par value, 1,500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 98,500,000 shares authorized,
9,452,584 and 9,430,413 shares issued	1,217,065	1,217,065
Additional paid-in capital	28,995,232	28,785,476
Retained earnings	44,428,662	40,228,327
Accumulated other comprehensive income (loss)	(229,874)	1,033,870

Total stockholders’ equity	74,411,085	71,264,738

Total liabilities and stockholders’ equity	$735,715,361	$747,911,298

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$8,521,776	$10,306,013	$26,798,566	$32,438,478
Interest and dividends on investment securities:
Taxable	1,247,202	1,065,323	3,197,544	3,720,168
Nontaxable	93,317	78,180	265,731	180,980
Other interest income	29,857	169,675	121,592	385,372

Total interest income	9,892,152	11,619,191	30,383,433	36,724,998

Interest expense:
Interest on deposits	2,395,535	3,904,190	8,038,205	13,642,637
Interest on Federal Home Loan Bank advances	373,072	501,455	1,214,891	1,513,682
Interest on other borrowings	122,255	146,908	380,948	466,251
Other interest expense	81,052	74,763	185,287	223,909

Total interest expense	2,971,914	4,627,316	9,819,331	15,846,479

Net interest income	6,920,238	6,991,875	20,564,102	20,878,519

Provision for loan losses	-	512,583	-	1,487,417

Net interest income after provision for loan losses	6,920,238	6,479,292	20,564,102	19,391,102

Other income:
Service charges on deposit accounts	1,223,377	1,346,718	3,757,416	3,986,168
Other fee income	446,782	447,008	1,412,253	1,373,855
Securities transactions, net	1,047,046	29,949	1,404,820	58,009
Other noninterest income	147,926	187,944	338,678	752,973

Total other income	2,865,131	2,011,619	6,913,167	6,171,005

Other expenses:
Salaries and employee benefits	3,473,576	3,510,429	11,284,981	10,266,039
Occupancy expense of premises	452,580	443,925	1,330,486	1,262,187
Furniture and equipment expense	595,558	597,416	1,797,473	1,781,443
Loss on early retirement of debt	1,438,085	-	1,438,085	-
Other noninterest expense	1,382,988	1,555,091	4,021,660	4,861,737

Total other expenses	7,342,787	6,106,861	19,872,685	18,171,406

Income before income tax expense and extraordinary item	2,442,582	2,384,050	7,604,584	7,390,701
Income tax expense	760,156	733,561	2,365,663	2,302,167

Net income	$1,682,426	$1,650,489	$5,238,921	$5,088,534

Earnings per common share:
Basic	$0.19	$0.18	$0.56	$0.54

Diluted	$0.18	$0.18	$0.55	$0.54

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$1,682,426	$1,650,489	$5,238,921	$5,088,534

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax (benefit) of ($300,586) and $142,054 for the
quarter and ($173,381) and $275,853 for the year	(583,491)	275,752	(336,563)	535,624
Reclassification adjustment for gains included in net
income, net of tax of $488,949 and $10,183 for the
quarter and $477,639 and $19,723 for the year	(949,136)	(19,766)	(927,181)	(38,286)

	(1,532,627)	255,986	(1,263,744)	497,338

Comprehensive income	$149,799	$1,906,475	$3,975,177	$5,585,872

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND YEAR ENDED DECEMBER 31, 2002
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive
			Paid-in	Retained	Income
	Shares	Par Value	Capital	Earnings	(Loss)	Total

Balance, December 31, 2001	9,409,913	$1,217,065	$28,657,351	$34,917,898	$579,569	$65,371,883
Net income	-	-	-	6,346,839	-	6,346,839
Other comprehensive income	-	-	-	-	454,301	454,301
Cash dividends declared,
$.11 per share	-	-	-	(1,036,410)	-	(1,036,410)
Stock options exercised	20,500	-	128,125	-	-	128,125

Balance, December 31, 2002	9,430,413	1,217,065	28,785,476	40,228,327	1,033,870	71,264,738
Net income	-	-	-	5,238,921	-	5,238,921
Other comprehensive income	-	-	-	-	(1,263,744)	(1,263,744)
Cash dividends declared,
$.11 per share	-	-	-	(1,038,586)	-	(1,038,586)
Stock options exercised	22,171	-	209,756	-	-	209,756

Balance, September 30, 2003	9,452,584	$1,217,065	$28,995,232	$44,428,662	$(229,874)	$74,411,085

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,238,921	$5,088,534
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	2,662,479	2,033,950
Provision for loan losses	-	1,487,417
Net realized gain on securities transactions	(1,404,820)	(58,009)
Net loss (gain) on disposal of assets	231,725	(5,468)
Net gain on sale of branch office	-	(100,000)
Increase in cash value of bank-owned life insurance	(354,737)	(350,732)
Decrease in deferred compensation accrual	(102,318)	(63,412)
Decrease in retirement accruals	(273,414)	(245,895)
Decrease in taxes receivable	118,333	1,530,144
Increase in taxes payable	512,330	-
Decrease in interest receivable	130,368	2,353,207
Decrease in interest payable	(313,009)	(1,668,149)
Net increase in prepaid expenses and other assets	(170,010)	(118,989)
Net decrease in accrued expenses and other liabilities	28,661	195,621

Net cash provided by operating activities	6,304,509	10,078,219

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	387,115	15,535,307
(Increase) decrease in Federal funds sold	30,705,495	(16,069,000)
Purchase of securities available for sale	(112,505,824)	(52,708,281)
Proceeds from sales and calls of securities available for sale	40,783,374	46,490,803
Proceeds from maturities and paydowns of securities available for sale	29,066,126	22,058,066
Purchase of restricted and other equity investments	(1,444,700)	(980,150)
Redemption of restricted and other equity investments	1,275,200	540,500
Net decrease in loans	17,492,586	68,511,099
Net proceeds from sale of branch office	-	7,748,200
Purchase of premises and equipment	(793,544)	(2,722,505)
Proceeds from disposal of assets	1,555,392	1,049,969

Net cash provided by investing activities	6,521,220	89,454,008

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(43,317,902)	(100,818,724)
Net increase in Federal funds purchased and
securities sold under repurchase agreements	19,477,961	3,256,228
Advances from Federal Home Loan Bank	36,000,000	-
Payments on Federal Home Loan Bank advances	(27,322,232)	(1,659,904)
Dividends paid	(567,617)	(2,075,160)
Proceeds from the exercise of stock options	209,756	128,125
Issuance of preferred stock in REIT subsidiaries	14,000	-
Repurchase of preferred stock in REIT subsidiaries	(5,000)	(19,000)

Net cash used in financing activities	(15,511,034)	(101,188,435)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002

Net decrease in cash and due from banks	$(2,685,305)	$(1,656,208)

Cash and due from banks at beginning of period	25,199,278	28,188,779

Cash and due from banks at end of period	$22,513,973	$26,532,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,132,340	$17,514,628

Taxes	$1,735,000	$3,832,311

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$(1,914,761)	$753,323

Transfer of premises and equipment to other assets	$551,269	$-

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

PAB Bankshares, Inc. (the "Company") is a bank holding company whose business is primarily conducted by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the "Bank"). The Bank is a state-chartered, member bank of the Federal Reserve System that was originally founded in 1956 in Valdosta, Lowndes County, Georgia. Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located in the local market areas listed below. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

Banking Location	# of Offices

Valdosta, Lowndes County, Georgia	3 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
McDonough, Henry County, Georgia	1
Ocala, Marion County, Florida	2
Oakwood, Hall County, Georgia	1
St. Augustine, St. Johns County, Florida	1 (loan production office)
Athens, Clarke County, Georgia	1 (loan production office)

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

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic earnings per share:
Net income	$1,682,426	$1,650,489	$5,238,921	$5,088,534

Weighted average common shares outstanding	9,445,852	9,430,413	9,436,026	9,425,530

Earnings per common share	$0.19	$0.18	$0.56	$0.54

Diluted earnings per share:
Net income	$1,682,426	$1,650,489	$5,238,921	$5,088,534

Weighted average common shares outstanding	9,445,852	9,430,413	9,436,026	9,425,530
Effect of dilutive stock options	170,000	23,517	111,239	31,266

Weighted average diluted common
shares outstanding	9,615,852	9,453,930	9,547,265	9,456,796

Earnings per common share	$0.18	$0.18	$0.55	$0.54

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for grants of stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation , to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$1,682,426	$1,650,489	$5,238,921	$5,088,534
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(60,537)	(60,577)	(176,021)	(167,400)

Pro forma net income	$1,621,889	$1,589,912	$5,062,900	$4,921,134

Earnings per share:
Basic – as reported	$0.19	$0.18	$0.56	$0.54

Basic – pro forma	$0.17	$0.16	$0.54	$0.52

Diluted – as reported	$0.18	$0.18	$0.55	$0.54

Diluted – pro forma	$0.16	$0.16	$0.53	$0.52

NOTE 5. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Loans to related parties were $8,187,493 as of September 30, 2003 and $9,205,942 as of December 31, 2002.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation", may constitute "forward-looking statements" under the federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our allowance for loan losses, our commitments to extend credit, our net interest margin, our asset quality, the impact of our repayment of long-term FHLB advances on interest expense, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "plan", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements, although some of these statements may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (6) adverse changes may occur in the bond and equity markets; (7) opportunities to expand our presence in growth markets may be unavailable on terms suitable to management; and (8) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events or otherwise.

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

On May 20, 2002, the Board of Directors adopted a Resolution requested by our primary federal regulator, the Federal Reserve Bank of Atlanta, which, among other things, restricted us from redeeming our capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of our banking regulators. The Resolution was the result of an examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank’s loan portfolio. On August 25, 2003, the Federal Reserve terminated this Resolution with the Company.

FINANCIAL CONDITION

Total loans have decreased $23.7 million, or 4.3%, since December 31, 2002, however, loans are up $2.3 million since June 30, 2003. We would like to see this continue and we believe that our strategy to move into higher-growth markets will help us achieve our growth and profitability goals. Over the past twelve months, loans in our Henry and Hall County offices have grown $66.7 million, or 70%, from $95.4 million at September 30, 2002 to $162.2 million at September 30, 2003. As a percentage of total loans, the loans in these two offices have increased from 17.2% twelve months ago to 30.5% at quarter end.

The following table highlights the changes in the composition of the loan portfolio over the past nine months.

As of Quarter End	Sep-03	% of Total	Dec-02	% of Total

	(Dollars in Thousands)
Commercial and financial	$54,051	10.17%	$55,840	10.06%
Agricultural	26,392	4.97%	22,178	3.99%
Real estate – construction	82,196	15.46%	75,076	13.52%
Real estate - mortgage (commercial and residential)	335,030	63.03%	354,628	63.87%
Installment loans to individuals and other loans	34,175	6.43%	47,740	8.60%

	531,844	100.06%	555,461	100.04%
Unearned income, net	(293)	-0.06%	(223)	-0.04%

	531,551	100.00%	555,238	100.00%
Allowance for loan losses	(10,426)	-1.96%	(12,097)	-2.18%

	$521,125	98.04%	$543,141	97.82%

We have recently opened two new loan production offices this year. In September, we opened an office in St. Augustine, Florida, where we will focus on the South Jacksonville, St. Augustine, Palm Coast and Daytona markets. In October, we opened an office in Athens, Georgia where we will focus on the Athens and Winder markets.

During the third quarter of 2003, we made the decision to close one of our two Ocala, Florida branches. We have a contract signed on the sale of the property, and no material gains or losses are anticipated associated with the sale of this property. The $4.4 million in loans and $7.4 million in deposits in this branch will continue to be serviced from our other Ocala office.

As with most community banks, loan volume is the driver for the remainder of the bank’s balance sheet. Since our loan volume has been down, we have not been aggressive in retaining time deposits. As a result, time deposits in total have decreased $37.9 million, or 12.4%, since year-end and we have repaid $12.7 million in advances from the Federal Home Loan Bank of Atlanta (the "FHLB") as they matured. In addition, we repaid $14.5 million in FHLB advances in the third quarter of 2003 that had a remaining average life to maturity of over five years and incurred a $1.44 million prepayment penalty. The average rate on these advances was 434 basis points higher than the current federal funds rate that we purchased to retire the advances. Our calculations indicate that we should achieve a significant savings in interest expense over the next five years due to paying off these advances.

During the second quarter of 2003, we executed two leverage strategies totaling $45 million to take advantage of low short-term interest rates and provide attractive margins even as we expect to move into a tightening cycle later in 2004. The first $35 million was used in an amortizing leverage strategy where we acquired mortgage-backed securities with $35 million in advances from the FHLB. The remaining $10 million was used in a liability-sensitive leverage strategy where we purchased a callable agency bond with a $10 million repurchase agreement.

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2003 was $1.68 million, or $0.18 per diluted share, a slight increase compared to $1.65 million, or $0.18 per diluted share, during the same period in 2002.

Net income for the nine months ending September 30, 2003 was $5.24 million, or $0.55 per diluted share, as compared to $5.09 million, or $0.54 per diluted share, during the same period in 2002.

The major components of income and expense for each period presented are discussed in greater detail below.

Net Interest Income
The primary component of a financial institution’s profitability is its net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended September 30, 2003, net interest income on a taxable-equivalent basis was $6.97 million, compared to $7.03 million earned during the same period in 2002. Interest income decreased $1.73 million, while interest expense decreased $1.66 million. The decrease in interest income was due to the combined effect of a $13.3 million decrease in average earning assets outstanding during the period and an 87 basis point decrease in the average yield earned on those earning assets during the period. In addition to the decrease in earning assets, there has also been a shift in the mix of earning assets. Loans represented 81.3% of earning assets during the third quarter of 2002 compared to only 77.1% this year. The decrease in interest expense was due to the combined effect of a $28.7 million decrease in interest-bearing liabilities outstanding during the period and a 99 basis point decrease in the average rate paid on those interest-bearing liabilities during the period. The decline in rates is reflective of the continued decline in overall market rates that began back in the first quarter of 2001. The $59.0 million decline in average time deposits outstanding represented $567,000 of the overall decrease in interest expense for the quarter, while the change in rate on time deposits represented another $603,000 of the decrease in interest expense.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the third quarter of 2003 was 4.02%, 4 basis points higher than our net interest margin of 3.98% during the same period in 2002. However, the margin for the third quarter of 2003 was lower than the 4.13% margin earned during the second quarter of 2003. Our ability to maintain our net interest margin going forward will be a challenge as long as interest rates remain constant or slide even lower than the already historically low levels.

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and nine months ended September 30, 2003 and 2002. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Quarter Ended September 30,		2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans	$529,761	$8,522	6.38%	$569,703	$10,306	7.18%
Investment securities:
Taxable	135,096	1,247	3.66%	84,181	1,065	5.02%
Nontaxable	9,341	141	6.01%	7,455	118	6.30%
Other short-term investments	13,131	30	0.90%	39,247	170	1.72%

Total interest-earning assets	$687,329	$9,940	5.74%	$700,586	$11,659	6.60%

Interest-bearing liabilities:
Demand deposits	$163,995	$289	0.70%	$165,943	$578	1.38%
Savings deposits	39,760	63	0.63%	38,197	112	1.16%
Time deposits	275,564	2,044	2.94%	334,543	3,214	3.81%
FHLB advances	53,126	373	2.79%	36,672	501	5.43%
Notes payable	10,000	122	4.85%	10,000	147	5.83%
Other short-term borrowings	30,865	81	1.04%	16,648	75	1.78%

Total interest-bearing liabilities	$573,310	$2,972	2.06%	$602,003	$4,627	3.05%

Interest rate spread			3.68%			3.55%

Net interest income		$6,968			$7,032

Net interest margin			4.02%			3.98%

For the Nine Months Ended September 30,		2003			2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans	$541,987	$26,799	6.61%	$597,509	$32,438	7.26%
Investment securities:
Taxable	110,178	3,197	3.88%	95,520	3,720	5.21%
Nontaxable	8,656	403	6.22%	5,681	275	6.45%
Other short-term investments	14,676	121	1.11%	31,288	385	1.65%

Total interest-earning assets	$675,497	$30,520	6.04%	$729,998	$36,818	6.74%

Interest-bearing liabilities:
Demand deposits	$167,033	$1,116	0.89%	$167,097	$1,807	1.45%
Savings deposits	39,199	220	0.75%	38,383	330	1.15%
Time deposits	285,509	6,702	3.14%	363,707	11,506	4.23%
FHLB advances	44,252	1,215	3.67%	37,021	1,514	5.47%
Notes payable	10,000	381	5.09%	10,000	466	6.23%
Other short-term borrowings	21,276	185	1.16%	16,289	223	1.84%

Total interest-bearing liabilities	$567,269	$9,819	2.31%	$632,497	$15,846	3.35%

Interest rate spread			3.73%			3.39%

Net interest income		$20,701			$20,972

Net interest margin			4.10%			3.84%

Provision for Loan Losses
For the nine months ended September 30, 2003, there was no provision for loan losses recorded, compared to $1.49 million for the same period in 2002. Based on our monthly assessments of the allowance for loan losses during the quarter, no provision was needed.

At September 30, 2003, the allowance as a percent of total loans was 1.96%, compared to 2.25% at December 31, 2002. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. This methodology includes an assessment for specific valuations on larger loan lines and nonperforming loans, and an assessment based on environmental factors applied to other homogenous groups of otherwise performing loans. The environmental factors considered in developing our loss measurements include:

•  levels of and trends in delinquencies and impaired loans;
•  levels of and trends in charge-offs and recoveries;
•  trends in volume and terms of loans;
•  effects of any changes in risk selection and underwriting standards and other changes in lending policies, procedures, and practices;
•  experience, ability, and depth of lending management and other relevant staff;
•  national and local economic trends and conditions;
•  industry conditions; and
•  effects of changes in credit concentrations.

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

The table below summarizes our levels of nonperforming loans over the past five quarters. Total nonperforming loans decreased by $2.61 million during the third quarter of 2003 due primarily to the foreclosure and transfer of $2.69 million of loans to other real estate.

As of Quarter End	Sep-03	Jun-03	Mar-03	Dec-02	Sep-02

	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$7,230	$9,842	$10,301	$10,378	$12,100
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	-	-	-	-	52

Total nonperforming loans	$7,230	$9,842	$10,301	$10,378	$12,152

Total nonperforming loans as a percentage of
total loans	1.36%	1.86%	1.88%	1.87%	2.20%

For the nine months ending September 30, 2003, net charge-offs of $1.67 million was a 65.38% decrease compared to $4.83 million during the same period in 2002. On an annualized basis, our net charge-offs for 2003 equates to 0.41% of average loans, compared to 1.06% for the 2002 fiscal year.

Other Income
A summary of noninterest income follows:

For the Quarter Ended September 30,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars in Thousands)
Noninterest income:
Service charges on deposit account	$1,223	$1,347	-9.2%
Mortgage origination fees	185	225	-18.0%
Brokerage commissions and fees	103	111	-7.9%
Securities transactions, net	1,047	30	3396.1%
Earnings on bank-owned life insurance	117	117	0.5%
Gain (loss) on disposal of assets	(35)	10	-457.1%
Other noninterest income	225	172	30.8%

Total noninterest income	$2,865	$2,012	42.4%

For the Nine Months Ended September 30,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars in Thousands)
Noninterest income:
Service charges on deposit account	$3,757	$3,986	-5.7%
Mortgage origination fees	616	580	6.2%
Brokerage commissions and fees	306	400	-23.6%
Securities transactions, net	1,405	58	2321.7%
Earnings on bank-owned life insurance	355	351	1.1%
Gain (loss) on disposal of assets	(229)	6	-4291.4%
Other noninterest income	703	790	-11.0%

Total noninterest income	$6,913	$6,171	12.0%

The decrease in service charges and fees on deposit accounts is due primarily to lower transaction volume. The decrease in mortgage fees for the quarter is due to a decrease in demand for mortgage originations and refinancing and the loss of a mortgage originator who had accounted for 47% of all of our mortgage fee income for the third quarter of 2002. However, for the nine months we are still up 6.2% over last year to date. Brokerage commissions and fees are down $94,000 year to date because of lower transaction volume. Gains on the sale of securities during the quarter and year were taken based on market opportunities. During 2003, in conjunction with our focus on collection and recovery of problem loans, we have been able to dispose of a great deal of other real estate and repossessed automobiles. Related to this effort, we realized losses of $35,000 during the quarter and $229,000 for the year. Other noninterest income decreased in 2003 resulting from a gain of $100,000 recorded on the sale of a branch office in 2002, and an $88,000 refund received in 2002 from a vendor due to past billing discrepancies.

Other Expenses

A summary of noninterest expense follows:

For the Quarter Ended September 30,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$2,883	$3,104	-7.1%
FAS 91 deferred loan cost	(111)	(311)	-64.2%
Employee benefits	702	717	-2.2%
Net occupancy expense of premises	453	444	1.9%
Furniture and equipment expense	596	598	-0.3%
Advertising and business development	115	123	-6.0%
Supplies and printing	135	180	-25.1%
Telephone and internet charges	108	170	-36.2%
Postage and courier	138	171	-19.2%
Legal and accounting fees	124	166	-25.4%
Loss on extinguishment of debt	1,438	-	-
Other noninterest expense	762	745	2.3%

Total noninterest expense	$7,343	$6,107	20.2%

For the Nine Months Ended September 30,	2003	2002

			Percent
	Amount	Amount	Change

	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$9,222	$9,114	1.2%
FAS 91 deferred loan cost	(329)	(1,011)	-67.5%
Employee benefits	2,392	2,163	10.6%
Net occupancy expense of premises	1,330	1,262	5.4%
Furniture and equipment expense	1,798	1,781	0.9%
Advertising and business development	317	360	-11.9%
Supplies and printing	435	525	-17.2%
Telephone and internet charges	365	486	-24.8%
Postage and courier	419	493	-14.9%
Legal and accounting fees	401	672	-40.4%
Loss on extinguishment of debt	1,438	-	-
Other noninterest expense	2,085	2,326	-10.4%

Total noninterest expense	$19,873	$18,171	9.4%

FAS 91 deferred loan cost, a credit against salaries and wages, decreased and resulted in an increase in expense reported during the period. The decline in the deferral of direct loan costs is due to a decline in loan volume experienced during 2003 compared to the same period in 2002. The decrease in salaries and wages is due in part to an adjustment made to the accrual for incentives during the third quarter. Likewise, employee benefits decreased for the quarter due to an adjustment made to the profit sharing accrual.

Some of the year to date increase in employee benefits was due to higher premiums from our health care provider of 11% from 2002. An additional employee benefit expense for 2003, which was not incurred during the first half of 2002, was the Employee Stock Purchase Program (ESPP). The Company started the ESPP on July 1, 2002. The program allows for an employee or director to purchase up to $2,000 a year of the Company’s stock with the Company matching 50% of the purchase. The ESPP match expense amounted to $72,000 and $29,000 for the nine months ending September 30, 2003 and 2002, respectively.

Legal and accounting fees were down due to the expenses incurred in the first half of 2002 on the collection and recovery of problem loans and regulatory matters. The $1.44 million loss on extinguishment of debt was incurred in order to pay off higher rate FHLB borrowings, saving significant interest expense in the future. The remaining expenses decreased due primarily to efficiencies gained from our charter consolidations, the centralization of back office operations and tighter cost controls.

Income Tax Expense
During the second quarter of 2003, income tax expense was $760,000, a 3.63% increase in comparison to the same period in 2002. Year to date for 2003, income tax expense was $2,366,000, a 2.76% increase compared to the same period in 2002. As a percentage of net income before taxes, income tax expense was 31.1% and 31.1% for the nine months ending September 30, 2003 and September 30, 2002, respectively.

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

The $9.8 million decrease in deposits and $2.3 million increase in loans was funded by $6.5 million liquidation of investments, $8.8 million decrease in Federal Funds Sold and a $6.3 million increase in Federal Funds Purchased during the quarter. Our loan portfolio increased $2.3 million during the third quarter of 2003. We believe that our liquidity position is sufficient to fund assets when needed and meet liability obligations when they come due. At September 30, 2003, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, Federal Funds sold, and investment securities) to total assets was 21.4%, compared to 20.7% at December 31, 2002. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

Stockholders’ Equity
The Company and the Bank are required to comply with capital adequacy standards established by banking regulators. At September 30, 2003 the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have changed our capital ratings.

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2003.

		Park	Minimum
	Company	Avenue	Regulatory
	Consolidated	Bank	Requirement

Total Capital to Risk Weighted Assets	15.2%	14.6%	8.0%
Tier 1 Capital to Risk Weighted Assets	13.9%	13.3%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	10.6%	10.2%	4.0%

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. We are a party to financial instruments with off-balance sheet risk to meet the financing needs of our customers. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2003 and December 31, 2002 are as follows:

	Sep-03	Dec-02

	(Dollars in Thousands)
Commitments to extend credit	$58,487	$70,351
Standby letters of credit	$1,833	$1,445

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At September 30, 2003, our one-year management-adjusted gap ratio of 1.34 was outside of our policy guidelines, however, this exception to policy was mitigated by our strategy to position our balance sheet to benefit from an increase in interest rates.

The table below has two measures of gap: regulatory and management-adjusted. The regulatory gap considers only contractual maturities or repricings. The management-adjusted gap includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change. We believe the management-adjusted gap is a more accurate reflection of the interest rate risk in our balance sheet. The management-adjusted gap indicates we are highly asset sensitive in relation to changes in market interest rates in the short-term. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year

	(Dollars in thousands)
Regulatory Defined

Rate Sensitive Assets (RSA)	$343,531	$376,404	$426,059
Rate Sensitive Liabilities (RSL)	328,262	387,021	463,016

RSA minus RSL (Gap)	$15,269	$(10,617)	$(36,957)

Gap Ratio (RSA/RSL)	1.05	0.97	0.92

Management-Adjusted

Rate Sensitive Assets (RSA)	$356,268	$401,878	$476,343
Rate Sensitive Liabilities (RSL)	148,440	207,199	354,638

RSA minus RSL (Gap)	$207,828	$194,679	$121,705

Gap Ratio (RSA/RSL)	2.40	1.94	1.34

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 4.91% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 21.58% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. However, this exception was mitigated because a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.00%. If market rates immediately fell by 100 basis points, a more plausible, however still unlikely scenario in our opinion, our model projected net interest income to decrease 9.23% over the next year.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or "shock", in market interest rates.

Market	Effect on Net Interest Income

Rate Change	Gradual	Immediate

+300 bps	6.12%	5.38%
+200 bps	5.49%	4.91%
+100 bps	3.79%	3.49%
-100 bps	-8.45%	-9.23%

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

  10.14             First Amendment to Employment Agreement, dated August 25, 2003, by and between Michael. E. Ricketson, the Registrant, and the Bank.

  10.15             First Amendment to Employment Agreement, dated August 26, 2003, by and between Donald J. Torbert, Jr. and the Bank.

            31.1   Rule 13a-14(a) Certification of Chief Executive Officer

    31.2    Rule 13a-14(a) Certification of Chief Financial Officer

    32.1     Section 1350 Certification of Chief Executive Officer

    32.2    Section 1350 Certification of Chief Financial Officer

 (b)   Reports on Form 8-K.

1.    Press Release dated August 29, 2003 Announcing Termination of Board Resolution with Regulators and Third Quarter 2003 Dividend

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: November 14, 2003	By:	/s/ Michael E. Ricketson
Michael E. Ricketson
President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.,
Executive Vice President, Chief Financial Officer

