Form 10-K
period 2003-12-31
PAB BANKSHARES INC
filed 2004-03-12
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-K
Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003 - Commission File Number 1-11823
_____________
PAB BANKSHARES, INC.
(A Georgia Corporation)
IRS Employer Identification Number: 58-1473302

3250 North Valdosta Road, Valdosta, Georgia 31602
Telephone Number: (229) 241-2775

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	American Stock Exchange
________________________	________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None.

As of January 30, 2004, the registrant had 9,485,160 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates on January 30, 2004 was approximately $106.6 million.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
Yes [X] No [ ]

As of June 30, 2003, the registrant had 9,434,813 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates on June 30, 2003 was approximately $92.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end is incorporated by reference in answer to Part III of this Form 10-K.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “plan”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (6) adverse changes may occur in the bond and equity markets; (7) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (8) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

General

PAB Bankshares, Inc. is a bank holding company headquartered in Valdosta, Lowndes County, Georgia. PAB was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank (the “Bank”). Since our incorporation in 1982, we have acquired five other Georgia financial institutions and one Florida financial institution, and we have since merged those institutions into the Bank. The Bank was founded in Valdosta in 1956, and it became a state-chartered commercial bank in 1971. In 2001, the Bank became a state member bank of the Federal Reserve System. Currently, the Bank operates thirteen branches located in seven counties in South Georgia; two branches and a loan production office located in three counties in North Georgia; and one branch and a loan production office located in two counties in Florida. Additional information on each of the markets that we serve is provided below under “Markets and Competition”.

The Bank offers traditional banking products and services to commercial and individual customers in our markets. Our product line includes, among other things, loans to small- and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans, and a variety of commercial and consumer demand, savings and time deposit products. We also offer Internet banking, on-line cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, and the availability of a network of ATMs to our customers. In addition, through an agreement with a third-party broker-dealer and investment advisory firm, we are able to offer securities brokerage and investment advisory services to our customers.

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

When it comes to competing with the larger financial institutions in our markets, we believe that our people make the difference. Our experience and strong community relationships in our markets allow us to deliver a higher level of customer service to the small- to mid-sized commercial businesses and to individual consumers. In addition, over the past few years, we have upgraded and invested in systems and support to provide a product line that is comparable to the larger regional banks and gives us a competitive edge over many of the smaller financial institutions in our markets.

The Bank has a proud tradition of community banking in South Georgia spanning decades, and we have developed a large market share in many of these communities. As previously mentioned, we have been in Valdosta since 1956, but our roots run deeper in some of the financial institutions we acquired in other South Georgia communities. We have been in Adel (Cook County) since 1948, and we have been in both Bainbridge (Decatur County) and Baxley (Appling County) since 1934. We are also located in Statesboro (Bulloch County), Hazlehurst (Jeff Davis County), and Cairo (Grady County). Collectively, we refer to all of these seven communities as our “South Georgia” market in this Report. In 2001, we began the process of consolidating the separate charters of our banks into one charter, The Park Avenue Bank. The charter consolidation process was completed in April 2002, and all of our banking offices now operate under the PAB logo. Overall, we have a 2.7% market share1 of the total deposits in the state’s southern tier2.

During the fourth quarter of 2000, we adopted an expansion strategy to enter into higher growth metropolitan markets that would complement our South Georgia market. This expansion began with the opening of an office in McDonough, Henry County, Georgia in October 2000. Henry County was recently ranked by the U.S. Census Bureau as the fastest growing county in the Southeastern United States from 2000 to 2003. At the end of 2000, we acquired a bank in Ocala, Marion County, Florida. In October 2001, we opened an office in Oakwood, Hall County, Georgia. Both the Henry County and Hall County offices initially began as loan production offices and were subsequently developed into full service branches. In October 2002, we opened a loan production office in Duluth, Gwinnett County, Georgia. However, due to personnel changes, the Gwinnett office was closed (at least temporarily) in April 2003. In September 2003, we opened a loan production office in St. Augustine, St. Johns County, Florida, where we will focus on the South Jacksonville, St. Augustine, Palm Coast and Daytona markets. In October 2003, we opened a loan production office in Athens, Clarke County, Georgia.

Our offices in Henry, Hall, Gwinnett, and Clarke counties are also referred to collectively as our “North Georgia” market in this Report. Due to our relative newness and the lack of a branch network, we do not have a significant retail presence or market share in the North Georgia market. We have primarily catered to residential and commercial developers and small- to medium-sized commercial operations in the North Georgia market. Our offices in Ocala and St. Augustine are collectively referred to as our “Florida” market.

1 Based on the FDIC/OTS Summary of Deposits report as of June 30, 2003.
2 Regions 9-12 as defined by the Georgia Department of Community Affairs and is comprised of 58 counties.

The table below provides summary demographic data on each of our markets.

Market	# of	Total	Total	Market		Pop. %	Employment	Unemployment
County	Offices	Loans[3]	Deposits[4]	Share[4]	Population[5]	Growth[6]	Growth[7]	Rate[8]

South Georgia
Lowndes	4	117,462	189,473	16.9%	93,658	1.7%	2.4%	3.3%
Cook	1	11,934	33,256	22.6%	16,122	2.2%	2.7%	5.0%
Decatur	3	53,246	100,190	38.4%	28,243	-	4.2%	6.2%
Grady	1	12,289	10,610	4.7%	23,838	0.8%	5.9%	5.4%
Appling	1	36,522	42,614	22.3%	17,650	1.3%	3.1%	7.8%
Jeff Davis	1	8,975	33,644	24.8%	12,910	1.8%	5.2%	8.7%
Bulloch	2	45,981	58,709	9.7%	57,307	2.4%	1.7%	3.3%

		286,409	468,496

North Georgia
Henry	1	118,686	23,301	1.9%	139,699	17.1%	2.4%	4.4%
Hall	1	54,824	4,447	0.2%	152,235	9.3%	2.9%	3.6%
Clarke	1	6,270	-	-	103,881	2.4%	2.8%	3.3%

		179,780	27,748

Florida
Marion	1	24,670	54,299	1.7%	272,553	5.3%	0.2%	4.7%
St. Johns	1	17,319	-	-	136,038	10.5%	-0.3%	3.9%

		41,989	54,299

Employees
On January 31, 2004, we had a total of 271 full-time and 24 part-time employees. We consider our relationship with our employees to be excellent. We offer a competitive compensation and benefits package to our employees.

Availability of Information
More information on the Company is available on our Internet website at www.pabbankshares.com and on the Bank at www.parkavebank.com. We are not incorporating by reference into this Report the information contained on our websites and, therefore, the content of our websites is not a part of this Report. Copies of this Report and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including exhibits, are available free of charge on our website under the “Investor Relations” link as soon as reasonably practicable after they have been filed or furnished electronically to the Securities and Exchange Commission (the “SEC”). Copies of these filings may also be obtained free of charge on the SEC’s website at www.sec.gov.

In March 2004, we will adopt new codes of ethics that will apply to our directors, officers and employees. A copy of those codes of ethics will be available on our corporate website upon adoption.

_______________________
3Dollars in thousands as of December 31, 2003. Amounts exclude loans and deposits assigned to the Treasury which are not allocated to any particular market (i.e. participation loans, employee accounts, official checks, etc.)
4 Based on the FDIC/OTS Summary of Deposits report as of June 30, 2003
5 Estimated July 1, 2002 population provided by the U.S. Census Bureau
6 Estimated percentage population change from April 1, 2000 to July 1, 2002 provided by the U.S. Census Bureau
7 Total employment growth (not seasonally adjusted) for the Third Quarter 2003 Year-To-Date % change from the prior year’s YTD data provided by the Bureau of Labor Statistics, Household Survey (Haver Analytics)
8 Unemployment rate (not seasonally adjusted) for the Third Quarter 2003 provided by the Bureau of Labor Statistics (Haver Analytics)

Supervision and Regulation

The banking industry is heavily regulated at both the federal and state levels. Legislation and regulations authorized by legislation influence, among other things:
  How, when and where we may expand geographically;
  Into what product or service market we may enter;
  How we must manage our assets; and
  Under what circumstances money may or must flow between and among the parent bank holding company and the subsidiary bank.
Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.

General
PAB is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the Financial Institutions Code of Georgia (the “FICG”), respectively.

The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), and as such, our deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also a state member bank of the Federal Reserve and it is subject to regulation, supervision, and examination by the Federal Reserve and the Georgia Department. These regulatory agencies regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

On May 20, 2002, the Company’s Board of Directors adopted a Resolution required by the Federal Reserve (the “Resolution”), which, among other things, restricted us from redeeming our capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of our banking regulators. The Resolution was the result of an examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank’s loan portfolio. The Resolution was terminated by the Federal Reserve on August 25, 2003, after the regulators determined that the Bank’s condition had improved.

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

Activities
The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

If, in the opinion of the federal banking agencies, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Prompt Corrective Action”. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

As previously mentioned, pursuant to a Resolution entered into with our federal and state regulatory agencies on May 20, 2002, neither the Bank nor PAB could declare a dividend without obtaining prior governmental approvals. While under the Resolution, in March 2003, we requested and received approval from the Federal Reserve for the payment of a First Quarter 2003 dividend in the amount of $.03 per share to stockholders of record on March 31, 2003. Again, in May 2003, we requested and received approval from the Federal Reserve for the payment of a Second Quarter 2003 dividend in the amount of $.03 per share to stockholders of record on June 30, 2003. The Resolution was terminated by the regulators on August 25, 2003, and the dividend restrictions were removed. As of December 31, 2003, the Bank is able to pay $3,883,000 in dividends to the Holding Company.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2003, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 15.1% and 13.9%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 2003 was 11.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action”.

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

At December 31, 2003, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

FDIC Insurance Assessments
The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards
The FDIA, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. See “Prompt Corrective Action”. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”) the Bank, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. The Bank has received satisfactory ratings in its CRA examinations.

Privacy
The GLB Act also modified laws related to financial privacy. The new financial privacy provisions generally prohibit a financial institution from disclosing nonpublic personal financial information about consumers to third parties unless consumers have the opportunity to “opt out” of the disclosure. A financial institution is also required to provide its privacy policy annually to its customers. Compliance with the implementing regulations was mandatory effective July 1, 2001. The Bank implemented the required financial privacy provisions by July 1, 2001.

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

USA Patriot Act of 2001
In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001. The Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws. The Patriot Act establishes regulations which, among others, set standards for identifying customers who open an account and promoting cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering.

Georgia Fair Lending Act
The Georgia Fair Lending Act (the “GFLA”) became initially effective on October 1, 2002 and establishes a number of prohibitions for loans that are “covered” by the statute. Generally, a loan is “covered” by the GFLA if it has an annual interest rate that exceeds the prime rate or comparable yield on treasury securities by an amount specified by the statute or if its points and fees exceed a specified percentage of the total loan amount. The GFLA has a broad definition of points and fees. Any creditor who violates the GFLA may be liable to the borrower for actual damages; statutory damages equal to two times the interest paid under the loan; forfeiture of interest; punitive damages; costs; and/or reasonable attorney’s fees. For any violation for which statutory damages may be awarded, the GFLA provides the borrower with a right of rescission.

The GFLA is a controversial law because of provisions such as those creating potential liability for assignees and holders of “covered” loans. As a result, the GFLA was amended, effective March 7, 2003, by the Georgia legislature in an effort to address a number of those provisions. We have implemented procedures to comply with the GFLA requirements.

ITEM 2. PROPERTIES

We currently operate 16 bank branches, two loan production offices, an operations center, and an administrative building. With the exception of one branch office in Ocala, Florida, we own all of the real property and/or buildings in which our bank branch offices are located. The Ocala office is under a five-year operating lease that expires in December 2008. The loan production offices operate out of leased office space in those markets. In addition, we own a three-story administrative building, which houses our corporate offices, and a 12,000 square-foot operations center in Valdosta, Georgia. All of the properties are in a good state of repair and are appropriately designed for the purposes for which they are used.

Other than the normal real estate and commercial lending activities of the Bank, we generally do not invest in real estate, interests in real estate, real estate mortgages, or securities of persons primarily engaged in real estate activities. However, we are holding approximately $1.5 million in properties that were former banking offices, or are investments for possible future expansion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed for quotation on the American Stock Exchange (“AMEX”) under the symbol “PAB” since July 9, 1996. On January 30, 2004, there were 2,350 holders of record of our common stock.

Our ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. Our ability to generate liquid assets for distribution is primarily dependent on the ability of the Bank to pay dividends up to the parent holding company. The payment of dividends is an integral part of our goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to our stockholders. When possible, it is our current intention to pay out 30-40% of our net earnings in the form of cash dividends to our stockholders on a quarterly basis; provided, however, there is no assurance that we will do so in the future.

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by AMEX, the cash dividends declared, and the diluted earnings per share.

	Sales Price

Calendar Period	High	Low	Dividends	Earnings

2002
First Quarter	$11.30	$9.21	$0.11	$0.18
Second Quarter	10.01	8.15	-	0.18
Third Quarter	8.83	7.70	-	0.18
Fourth Quarter	9.00	8.00	-	0.13
2003
First Quarter	$9.48	$8.10	$0.03	$0.19
Second Quarter	13.95	9.07	0.03	0.18
Third Quarter	13.81	12.70	0.05	0.18
Fourth Quarter	15.75	13.69	0.07	0.19

Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans *

Equity Compensation Plans Approved by Security Holders	405,987	$11.34	479,483

Equity Compensation Plans Not Approved by Security Holders	n/a	n/a	n/a

* excluding securities reflected in the first column

In addition to the equity compensation plans approved by our stockholders, we have the Employee and Director Stock Purchase Program (the “SPP”). The Bank, serving as the SPP custodian, uses funds contributed from employees and directors up to an amount specified in the SPP, matched by the Company at a rate of 50%, to purchase shares of our common stock. A participant may request a distribution of his or her entire account at any time. A participant’s participation in the SPP terminates immediately upon termination of employment or director status. The SPP is administered by a committee appointed by the Board of Directors. We may amend or terminate the SPP or suspend the employer matching contributions at any time. For more information about the SPP, see Note 15 in the accompanying Notes to the Consolidated Financial Statements in Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data for PAB. This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

(In thousands, except per share and other data)	2003	2002	2001	2000	1999

Summary of Operations:
Interest income	$40,040	$48,079	$62,715	$57,526	$49,495
Interest expense	12,467	19,989	35,600	28,674	22,906

Net interest income	27,573	28,090	27,115	28,852	26,589
Provision for loan losses	-	2,575	12,220	4,099	985
Other income	8,616	8,013	11,923	5,756	6,060
Other expense	25,702	24,368	26,921	21,874	18,966

Income (loss) before income tax expense	10,487	9,160	(103)	8,635	12,698
Income tax expense (benefit)	3,361	2,813	(251)	2,909	4,005

Net income	$7,126	$6,347	$148	$5,726	$8,693

Net interest income on a taxable-equivalent basis	$27,759	$28,225	$27,216	$28,968	$26,718
Selected Average Balances:
Total assets	$736,367	$779,958	$847,100	$694,674	$629,634
Earnings assets	676,372	719,352	780,120	640,889	576,729
Loans	537,223	586,712	616,156	534,340	467,149
Deposits	563,836	641,449	694,219	548,276	500,582
Stockholders’ equity	75,906	67,975	72,268	70,706	68,161
Selected Year End Balances:
Total assets	$730,741	$747,911	$859,143	$794,907	$664,969
Earnings assets	666,488	683,456	790,546	722,490	606,464
Loans	538,644	555,238	637,825	580,737	494,417
Allowance for loan losses	10,139	12,097	15,765	8,185	5,037
Deposits	556,917	606,730	720,398	637,180	516,204
Stockholders’ equity	76,062	71,265	65,372	70,780	69,611
Common Share Data:
Outstanding at year end	9,484,660	9,430,413	9,409,913	9,501,947	9,617,406
Weighted average outstanding	9,476,158	9,426,761	9,482,709	9,528,387	9,612,634
Diluted weighted average outstanding	9,686,617	9,459,768	9,550,080	9,598,790	9,749,162
Per Share Ratios:
Net income - basic	$0.75	$0.67	$0.02	$0.60	$0.90
Net income - diluted	0.74	0.67	0.02	0.60	0.89
Dividends declared	0.18	0.11	0.44	0.43	0.39
Book value	8.02	7.56	6.95	7.45	7.24
Profitability Ratios:
Return on average assets ("ROA")	0.97%	0.81%	0.02%	0.82%	1.38%
Return on average equity ("ROE")	9.60%	9.34%	0.20%	8.10%	12.75%
Net interest margin	4.11%	3.92%	3.49%	4.52%	4.63%
Efficiency ratio (excluding certain non-recurring items)	68.90%	67.04%	74.02%	60.39%	57.12%
Liquidity Ratios:
Total loans to total deposits	95.53%	91.51%	88.54%	91.14%	95.78%
Average loans to average earning assets	80.03%	81.56%	78.98%	83.37%	81.00%
Noninterest-bearing deposits to total deposits	17.04%	14.45%	11.31%	11.09%	12.58%
Capital Adequacy Ratios:
Average equity to average assets	10.08%	8.72%	8.53%	10.18%	10.83%
Dividend payout ratio	23.89%	16.39%	2855.42%	72.08%	43.54%
Asset Quality Ratios:
Net charge-offs to average loans	0.36%	1.06%	0.75%	0.26%	0.24%
Nonperforming loans to total loans	1.53%	2.09%	1.91%	1.27%	0.54%
Nonperforming assets to total assets	1.75%	1.72%	1.57%	0.99%	0.52%
Allowance for loan losses to total loans	1.88%	2.18%	2.47%	1.41%	1.02%
Allowance for loan losses to nonperforming loans	123.41%	104.33%	129.44%	111.03%	188.79%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business which are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Notice Regarding Forward-Looking Statements” at the beginning of this Report.

OVERVIEW OF KEY FINANCIAL, STRATEGIC AND PERFORMANCE FACTORS

Our operating subsidiary, The Park Avenue Bank, is a $725 million community bank with 18 locations in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan communities. We provide traditional banking products and services to both commercial and individual customers in our markets. For additional information on our markets, see the “Markets and Competition” section in Part I of this Report. As a bank, we operate in a highly regulated and competitive environment. Our primary objective is to accept deposits and borrow additional funds as needed at low costs and invest those funds in a safe and sound manner in loans and investments at a higher yield in order to increase the return on our stockholders’ investment. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

In terms of profitability, our return on average assets (“ROA”) and return on average equity (“ROE”) for 2003 was 0.97% and 9.60%, respectively. This is an improvement over 2002 when we recorded an ROA of 0.81% and an ROE of 9.34%. For 2003, our net income was $7.13 million, or $0.74 per diluted share, compared to $6.35 million, or $0.67 per diluted share, recorded in 2002. The primary reasons for the improvement in our profitability are discussed more fully under “Results of Operations” below.

During 2003, we entered into new markets in Athens, Georgia, and St. Augustine, Florida by opening loan production offices. We believe we have opportunities to grow in these two markets. We also reinstated our quarterly dividend payments to our stockholders in 2003. This was an important step for us as it was a statement of our belief that we had stabilized our earnings and of our positive outlook for the future. We have improved our credit quality and our infrastructure to control the lending function. We now have more than $100 million in loans outstanding in Henry County after being in that market for only three years. Likewise, we now have more than $50 million in loans outstanding in Hall County after only two years there. We were voted “The Best Bank in South Georgia” by readers of the Valdosta Daily Times in 2003. This vote of confidence was a great boost in the morale of our employees in the Valdosta market following nearly two years of high employee turnover, high credit losses, and low earnings from the flagship bank in our organization. Finally, and most importantly, we were also able to clear a major regulatory hurdle over the credit problems that surfaced in 2001 when the Federal Reserve terminated the Resolution in August 2003.

In 2001, we initiated several strategic changes: we had changes in senior management, we began the process of consolidating our six separate bank charters into one, we engaged a new audit firm, and we switched our primary federal bank regulator from the FDIC to the Federal Reserve. Problems with our credit quality and weaknesses in our credit administration began to surface as we implemented these changes. In addition, as these changes were being made, the economy was in the midst of a recession and terrorists had attacked our country, further stressing the environment that we operated within. Our nonperforming loans rose from $7.4 million at the beginning of 2001 to $12.2 million at the end of that year. During the fourth quarter of 2001, the Federal Reserve began an examination of the Bank that led to the identification of many of these problems. As a result, we provided $11.2 million to the allowance for loan losses during the fourth quarter of 2001 that basically negated our earnings for the entire year.

After the conclusion of their examination, on May 20, 2002, the Federal Reserve required our Board of Directors to adopt the Resolution to improve the financial condition of the Bank and correct the weaknesses identified in their examination. In addition, the Resolution restricted us from redeeming our capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without prior regulatory approval. Over the next fifteen months, little was accomplished that did not relate to addressing the provisions of the Resolution. On August 25, 2003, the Federal Reserve terminated the Resolution with the Company.

Since the end of 2001, when our credit problems began to surface, our balance sheet has been in a period of contraction. While part of the decline was due to the work out or charge-off of certain loans, we also lost some business to former lenders and our competitors. In addition, we saw a decline in overall demand for loans with the down turn in the economy. Without the loan demand, we had to reduce our level of deposits in order to stabilize our earnings. The table below shows our total loans and deposits at the end of each quarter since the end of the third quarter of 2001 as well as our net interest income for each of those quarters.

			Net Interest	Net Interest
Quarter Ended	Loans	Deposits	Income *	Margin *

	(Dollars In Thousands)
09/30/01	$644,101	$709,130	$6,602	3.36%
12/31/01	637,825	720,398	6,686	3.32%
03/31/02	607,707	672,337	6,946	3.67%
06/30/02	590,344	628,927	6,993	3.89%
09/30/02	553,458	615,415	7,032	3.98%
12/31/02	555,238	606,730	7,254	4.18%
03/31/03	547,785	587,719	6,867	4.15%
06/30/03	529,230	573,230	6,866	4.13%
09/30/03	531,551	563,412	6,968	4.02%
12/31/03	538,644	556,917	7,058	4.14%

* shown on a taxable-equivalent basis

Although our loan portfolio has declined $105.5 million, or 16.4%, and interest rates have dropped another 200 basis points over the past nine quarters, we have been able to hold our net interest income stable and improve our net interest margin through reductions in interest expense.

Loan growth has been positive in our North Georgia and Florida markets, but not at a pace to replenish the contraction in our South Georgia market. During 2003, loans in North Georgia increased $57.1 million and loans in Florida increased $9.2 million, while loans in South Georgia and the Treasury (mainly out-of-market participations purchased) decreased $82.9 million.

Without any net new loans driving asset growth in 2003, we have reduced the liability side of our balance sheet by allowing time deposits to either roll off the balance sheet or into other deposit accounts at maturity. Time deposits have declined by a net $45.8 million, or 15%, since December 31, 2002. At the same time, we have continued to focus on building customer relationships and seeking core deposits. Balances in demand and savings accounts (excluding $6.3 million in public tax deposits temporarily on the books at December 31, 2002) remained constant, increasing $2.3 million, or less than 1%, during 2003.

With the decline in time deposits, we used secured, short-term repurchase agreements as an alternative funding source. Our balance due in repurchase agreements increased $19.4 million, from $17.5 million at December 31, 2002 to $36.9 million at year end. We intend to gradually convert these short-term borrowings back into time deposits or FHLB advances as we see the demand for loans improve.

Total stockholders’ equity increased $4.8 million, or 6.73%, during 2003. Equity was increased primarily from the contribution of $7.1 million from 2003 earnings net of $1.7 million in dividends paid. As a percentage of total assets, equity represented 10.4% at end of 2003, compared to 9.5% at the beginning of 2003, with the increase resulting from an increase in equity and a decline in assets during the year.

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Interest rates remained at near-historic lows throughout all of 2003. While the lower rate environment resulted in downward repricing of our earning assets, we were also able to continue to reduce the cost of funding those earning assets during the year. The next two tables illustrate the effects of the decline in interest rates and a decrease in the volume of loans and other earning assets on our interest income during 2003. The impact of interest rates and volume on our earnings are more fully discussed under “Results of Operations” below.

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

For the Years Ended December 31,	2003 vs. 2002			2002 vs. 2001

		Changes Due To			Changes Due To
	Increase			Increase
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume

	(Dollars In Thousands)
Increase (decrease) in income from earning assets:
Loans	$(7,628)	$(4,290)	$(3,338)	$(11,518)	$(8,930)	$(2,588)
Taxable securities	(104)	(1,172)	1,068	(830)	(805)	(25)
Nontaxable securities	149	(27)	176	99	(2)	101
Other short-term investments	(404)	(57)	(347)	(2,353)	(934)	(1,419)

Total interest income	(7,987)	(5,546)	(2,441)	(14,602)	(10,671)	(3,931)

Increase (decrease) in expense from interest-bearing liabilities:
Demand deposits	(926)	(915)	(11)	(1,294)	(1,978)	684
Savings deposits	(149)	(162)	13	(302)	(382)	80
Time deposits	(5,791)	(2,897)	(2,894)	(12,703)	(7,052)	(5,651)
FHLB advances	(543)	(954)	411	(1,199)	(297)	(902)
Notes payable	(103)	(103)	-	140	18	122
Other short-term borrowings	(10)	(158)	148	(253)	(368)	115

Total interest expense	(7,522)	(5,189)	(2,333)	(15,611)	(10,059)	(5,552)

Net interest income	$(465)	$(357)	$(108)	$1,009	$(612)	$1,621

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

For the Years Ended December 31,	2003			2002			2001

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars In Thousands)

ASSETS
Interest-earning assets:
Loans	$540,787	$35,018	6.48%	$586,712	$42,645	7.27%	$616,156	$54,163	8.79%
Investment securities:
Taxable	114,343	4,534	3.96%	92,942	4,638	4.99%	93,377	5,468	5.86%
Nontaxable	8,875	546	6.15%	6,157	398	6.46%	4,607	299	6.49%
Other short-term investments	11,713	128	1.10%	33,541	533	1.59%	65,980	2,886	4.37%

Total interest-earning assets	675,718	40,226	5.95%	719,352	48,214	6.70%	780,120	62,816	8.05%

Noninterest-earning assets:
Cash	20,629			22,541			23,329
Allowance for loan losses	(11,146)			(14,903)			(8,429)
Unrealized gain on securities available for sale	675			1,095			2,340
Other assets	50,491			51,873			49,740

Total assets	$736,367			$779,958			$847,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$167,215	$1,404	0.84%	$167,986	$2,330	1.39%	$141,314	$3,624	2.56%
Savings deposits	39,445	281	0.71%	38,289	430	1.12%	34,535	732	2.12%
Time deposits	279,767	8,518	3.04%	350,697	14,309	4.08%	443,486	27,012	6.09%
FHLB advances	44,387	1,471	3.31%	36,863	2,014	5.46%	51,248	3,213	6.27%
Notes payable	10,000	505	5.05%	10,000	608	6.08%	7,930	468	5.90%
Other short-term borrowings	25,243	288	1.14%	16,870	298	1.77%	13,958	551	3.95%

Total interest-bearing liabilities	566,057	12,467	2.20%	620,705	19,989	3.22%	692,471	35,600	5.14%

Noninterest-bearing liabilities and stockholders' equity:
Demand deposits	90,444			84,476			74,884
Other liabilities	5,637			6,802			7,477
Stockholders' equity	74,229			67,975			72,268

Total liabilities and stockholders' equity	$736,367			$779,958			$847,100

Interest rate spread			3.75%			3.48%			2.91%

Net interest income		$27,759			$28,225			$27,216

Net interest margin			4.11%			3.92%			3.49%

Investment Portfolio

The fair value of investment securities at the indicated dates are presented below. Changes in the mix of our investment portfolio will vary over time given changes in market conditions and liquidity needs of the Bank.

As of December 31,	2003	2002	2001

	(Dollars in Thousands)
U. S. Government agency securities	$57,328	$25,622	$56,504
State and municipal securities	9,400	8,614	4,999
Mortgage-backed securities	50,296	32,066	32,199
Corporate debt securities	4,354	12,397	8,389
Equity securities	5,447	19,327	11,363

	$126,825	$98,026	$113,454

At December 31, 2003, the estimated fair market value of our investment portfolio was approximately $183,000, or 0.1%, below our amortized cost; however, market values vary significantly as interest rates change. Of the investments in U.S. Government agency securities maturing after one year, approximately $43.9 million, or 93%, are potentially callable at par value within one year.

Our investment portfolio policy stresses quality and liquidity. The bonds which are purchased as investments carry an “A” rating or better by either Standard and Poor’s or Moody’s Investors Service, Inc. or have been reviewed for credit and market risk and deemed appropriate for the Bank’s portfolio by management. The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single debtor.

The following table shows the maturities of non-equity investment securities at December 31, 2003 and the weighted-average yields (on a fully taxable basis assuming a 34% tax rate) on such securities. The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds. Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

			State
	U.S. Government		and Municipal		Corporate Debt		Mortgage-Backed
	Agency Securities		Securities		Securities		Securities
As of December 31, 2003	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in Thousands)
Due in one year or less	$10,509	4.00%	$751	5.53%	$-	0.00%	$102	-0.05%
Due after one year through five years	9,699	5.11%	3,369	5.35%	2,184	3.98%	46,681	3.69%
Due after five years through ten years	22,046	4.32%	2,191	5.39%	2,170	6.04%	3,513	5.43%
Due after ten years	15,074	5.65%	3,089	6.53%	-	0.00%	-	0.00%

Total	$57,328	4.75%	$9,400	5.76%	$4,354	5.01%	$50,296	3.80%

Loan Portfolio

We make both secured and unsecured loans to individuals, corporations, and other entities with the goals of safety, soundness, profitability and responsiveness to community needs. Our loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry or loan type, with the exception of loans secured by residential and commercial real estate in our market areas.

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Commercial and financial	$53,849	$62,653	$80,493	$72,942	$59,328
Agricultural (including loans secured by farmland)	24,071	21,777	26,428	23,064	8,197
Real estate - construction	100,150	83,836	63,486	40,130	31,858
Real estate - mortgage (commercial and residential)	332,004	338,261	402,988	376,000	332,008
Installment loans to individuals and other	29,366	48,934	64,806	68,880	63,424

	539,440	555,461	638,201	581,016	494,815
Deferred loan fees and unearned interest, net	(796)	(223)	(376)	(279)	(398)

	538,644	555,238	637,825	580,737	494,417
Allowance for loans losses	(10,139)	(12,097)	(15,765)	(8,185)	(5,037)

Loans, net	$528,505	$543,141	$622,060	$572,552	$489,380

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Commercial and financial	10.00%	11.28%	12.62%	12.56%	12.00%
Agricultural (including loans secured by farmland)	4.47%	3.92%	4.15%	3.97%	1.66%
Real estate - construction	18.59%	15.10%	9.95%	6.91%	6.44%
Real estate - mortgage (commercial and residential)	61.64%	60.93%	63.18%	64.75%	67.15%
Installment loans to individuals and other	5.45%	8.81%	10.16%	11.86%	12.83%

	100.15%	100.04%	100.06%	100.05%	100.08%
Deferred loan fees and unearned interest, net	-0.15%	-0.04%	-0.06%	-0.05%	-0.08%

	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loans losses	-1.88%	-2.18%	-2.47%	-1.41%	-1.02%

Loans, net	98.12%	97.82%	97.53%	98.59%	98.98%

The mix of the loan portfolio continued to shift in 2003 as loans secured by real estate increased to represent 82.99% of the total portfolio and installment loans to individuals and other loans decreased to 5.45% of the portfolio. Overall, the loan portfolio decreased $16.6 million, or 2.9%, from $555.2 million at the beginning of the year to $538.6 million at year end. The largest category in our portfolio, commercial and residential real estate loans, has held at approximately the same level as a percentage of the total portfolio since the end of 2002. However, the breakdown within this category between commercial real estate and residential mortgages has changed. Commercial real estate loans increased $9.95 million, or 5.57%, during 2003, while residential mortgages decreased $16.21 million, or 10.15%, during the year. At the end of 2003, loans secured by commercial real estate represented 56.8% of the category, compared to 52.81% of the category one year earlier. Our growth in residential construction lending in Henry County and its surrounding counties was the primary reason for the $16.3 million increase our construction and development loans during 2003. At the end of 2003, we had $64.8 million in residential construction loans outstanding that were originated from the Henry County office.

A summary of loans from each market outstanding at December 31, 2003 is presented in the following table.

	South Georgia	North Georgia	Florida
	Market	Market	Market	Treasury	Total

	(Dollars in Thousands)
Commercial and financial	$36,019	$13,310	$4,444	$76	$53,849
Agricultural (including loans secured by farmland)	22,454	1,258	-	359	24,071
Real estate - construction	15,709	71,597	5,045	7,799	100,150
Real estate - mortgage (commercial and residential)	189,834	92,388	32,638	17,144	332,004
Installment loans to individuals and others	22,555	1,307	400	5,104	29,366

	286,571	179,860	42,527	30,482	539,440
Deferred loan fees and unearned interest, net	(162)	(80)	(537)	(17)	(796)

	286,409	179,780	41,990	30,465	538,644
Allowance for loan losses	(6,584)	(2,375)	(749)	(431)	(10,139)

Loans, net	$279,825	$177,405	$41,241	$30,034	$528,505

In addition to the geographic concentrations noted in the tables above, we had approximately $7.6 million in loans secured by real estate in the Florida panhandle to customers of our South Georgia market.

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

	Commercial		Real Estate -	Real Estate -	All Other
As of December 31, 2003	& Financial	Agricultural	Construction	Mortgage	Loans

	(Dollars in Thousands)
Due in one year of less	$24,645	$12,027	$91,326	$92,591	$17,414
Due after one year through five years	20,088	11,752	7,192	184,243	10,573
Due after five years	9,116	292	1,632	55,170	1,379

Total	$53,849	$24,071	$100,150	$332,004	$29,366

Of the above loans maturing after one year,
those with predetermined fixed rates	$8,837	$3,526	$12	$84,058	$11,389
those with floating or adjustable rates	20,367	8,518	8,812	155,355	563

Total maturing after one year	$29,204	$12,044	$8,824	$239,413	$11,952

While we do make some long-term, fixed rate commercial real estate loans, with interest rates near forty year lows, we have a preference to offer loans to our commercial customers on a floating rate basis usually tied to a prime interest rate. This preference has contributed to our asset-sensitive interest rate risk position.

Nonaccrual, Past Due and Restructured Loans
The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

As of December 31,	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$7,048	$10,378	$10,581	$2,430	$2,395
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	-	-	1,598	509	273
Troubled debt restructurings not included above	1,168	1,217	-	-	-
Other impaired loans	-	-	-	4,433	-

Total nonperforming loans	$8,216	$11,595	$12,179	$7,372	$2,668

Total nonperforming loans decreased $3.4 million, or 29.1%, during 2003, with most of the decrease coming by way of foreclosure on a $2.7 million real estate and golf course development loan in August. Included in the group of nonperforming loans left at December 31, 2003, are loans totaling $3.2 million, or 39.3% of the total, that are due from three separate borrowers. Two of the three borrowers, whose debts with the Bank total $1.6 million, are farmers whose loans are secured by farmland and agricultural equipment. The other borrower is in bankruptcy and owes the Bank $1.6 million. The $1.2 million troubled debt restructuring included in the table above is due from one customer whose loans were restructured through bankruptcy. The loans are secured by commercial real estate and have been performing under the restructured terms.

Included in nonperforming loans at the beginning of 2002, were loans totaling $3.3 million due from one commercial borrower. These loans were partially guaranteed by the U. S. Department of Agriculture (the “USDA”). We wrote-off the unguaranteed portions of these loans in December 2000 when it became apparent the borrower could no longer adequately service the debt. In September 2002, after an unsuccessful effort to collect the loans from the borrower, the remaining balance of these loans were charged-off and a formal claim was filed with the USDA for a recovery of the guaranteed portion plus uncollected interest and legal and collection fees. Our claim was officially denied by the USDA in the fourth quarter of 2003, and to date, attempts to settle our claim through mediation have been unsuccessful. We may continue to pursue a recovery through the courts if necessary, but at this time, we can provide no assurances as to the timing or amount of a recovery, if any. Through the end of 2003, we have spent approximately $152,000 in legal fees on this matter.

At December 31, 2003, we had $5.59 million in total delinquent loans (loans past due 30 days or more), or 1.04% of total loans. This is a significant decrease from 1.72% one year ago and a high of 4.33% at March 31, 2002.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. For the year ended December 31, 2003, the gross interest income that would have been recorded if our nonperforming loans had been current in accordance with their original terms was approximately $768,000. The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2003 was approximately $143,000.

The allowance for loan losses as a percentage of nonperforming loans was 123.4% at December 31, 2003, compared to 104.3% at December 31, 2002. The allowance for loan losses related to our nonperforming loans amounted to $2.4 million and $2.6 million at December 31, 2003 and 2002, respectively.

Allowance For Loan Losses

At December 31, 2003, the allowance as a percent of total loans was 1.88%, compared to 2.18% at December 31, 2002. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral. The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio. Their assessments are supplemented with independent reviews conducted by our internal audit department and external loan review consultants. All loans in excess of $200,000 that have been identified for potential credit weakness are reviewed quarterly by a management committee to further enhance the process for timely recognition of losses and for determining appropriate reserves.

We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. We perform an allowance analysis at least quarterly that is broken down into three components: (1) specific allowances for individual loans, (2) allowances for pools of loans identified by credit risk grades or delinquency status, and (3) general allowances for all other loans pooled by loan type. A management committee has the responsibility for assessing the risk elements, determining the specific allowance valuations, and affirming the methodology used. The Board of Directors reviews management’s assessment and affirms the amount recorded.

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by SFAS No. 114. Individual loans with amounts due in excess of $500,000 that have been identified for potential credit weakness are evaluated for impairment. A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired. If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values. At December 31, 2003, we had $1.58 million in specific reserves on $4.75 million in individually evaluated impaired loans. That is a slight increase over the $1.39 million in specific reserves assessed on $5.67 million in identified impaired loans at December 31, 2002.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 day or more. The allowance factors are based on industry standards and supported by our own historical loss analysis. At December 31, 2003, we had $4.03 million in general reserves allocated to $73.30 million rated and delinquent loans. This is a $2.56 million decrease from the $6.59 million reserved on $71.30 million rated and delinquent loans at December 31, 2002. The decrease is due to improvement in the more severe rating categories over the past twelve months.

The third component addresses general allowances on all loans not individually reserved due to impairment, rating or delinquency status. These loans are divided into smaller homogenous groups based on loan type. The allowances are determined by applying loss factors to each pool of loans with similar characteristics. The factors used are based on the three-year historical loss percentages for each pool adjusted by current known and documented internal and external environmental factors. The environmental factors considered in developing our loss measurements include:
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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment. At December 31, 2003, we had $4.53 million in general reserves compared to $4.12 million one year ago. While we have seen improving trends in may of the environmental factors, the general reserve increased slightly over last year primarily due to additional caution taken into consideration for our increased concentration in residential construction lending and our entering into new markets.

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

Summary of Loan Loss Experience
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31,	2003	2002	2001	2000	1999

	(Dollars in Thousands)
Balance at beginning of year	$12,097	$15,765	$8,185	$5,037	$5,172
Charge-offs:
Commercial, financial and agricultural	365	3,771	1,619	680	444
Real estate - construction	9	-	2,001	110	13
Real estate - mortgage (commercial and residential)	1,167	1,752	538	393	191
Installment loans to individuals and other loans	1,578	1,079	675	401	568

	3,119	6,602	4,833	1,584	1,216

Recoveries:
Commercial, financial and agricultural	673	89	55	59	10
Real estate - construction	-	-	-	-	-
Real estate - mortgage (commercial and residential)	180	119	72	72	-
Installment loans to individuals and other loans	308	151	66	51	86

	1,161	359	193	182	96

Net charge-offs	1,958	6,243	4,640	1,402	1,120

Additions provided to the allowance
charged to operations	-	2,575	12,220	4,099	985
Allowance for loan losses of acquired bank	-	-	-	451	-

Balance at end of year	$10,139	$12,097	$15,765	$8,185	$5,037

Average balance of loans outstanding	$540,787	$586,712	$616,156	$534,340	$467,149

Ratio of net charge-offs during the year to average
loans outstanding during the year	0.36%	1.06%	0.75%	0.26%	0.24%

Our level of net charge-offs decreased from a five-year high of 1.06% in 2002 to 0.36% in 2003. While we still had a high level of charge-offs in 2003, an increase in recoveries helped to offset the losses in the year.

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

The components of the allowance for credit losses for each of the past five years are presented below.

As of December 31,	2003		2002		2001		2000		1999

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in Thousands)
Commercial, financial
and agricultural	$2,312	14.4%	$2,422	15.2%	$2,823	16.7%	$1,203	16.5%	$687	13.7%
Real estate -
construction	1,168	18.6%	1,293	15.1%	1,572	9.9%	973	6.9%	324	6.4%
Real estate -
mortgage	5,349	61.6%	7,660	60.9%	9,244	63.2%	4,779	64.7%	3,380	67.1%
Installment loans to
individuals	549	5.4%	722	8.8%	2,126	10.2%	1,230	11.9%	646	12.8%
Unallocated	761		-		-		-		-

Total	$10,139	100.0%	$12,097	100.0%	$15,765	100.0%	$8,185	100.0%	$5,037	100.0%

Deposits

The following table summarizes average deposits and related weighted average rates of interest paid for each of the three years presented.

	2003		2002		2001
For the Year Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)
Noninterest-bearing demand	$90,444	-	$84,476	-	$74,884	-
Interest-bearing demand	167,215	0.84%	167,986	1.39%	141,314	2.56%
Savings	39,445	0.71%	38,289	1.12%	34,535	2.12%
Time	279,768	3.04%	350,697	4.08%	443,486	6.09%

Total	$576,872	1.77%	$641,448	2.66%	$694,219	4.52%

The maturities of time deposits of $100,000 or more as of December 31, 2003 are summarized below.

Amount (in thousands)

Three months or less	$20,224
Over three through six months	38,291
Over six months through one year	19,666
Over one year	4,651

Total	$82,832

With a continued decline in loan volume in 2003, we elected not to compete aggressively for time deposits of $100,000 or more. Within our portfolio of time deposits, those with balances of $100,000 or more decreased by $15.9 million, or 16%, during the year. Other time deposits also declined as we continued to lower our offering rates during the year and depositors moved into interest-bearing demand and savings accounts. Along with the decrease in volume, the average rate paid on time deposits dropped 104 basis points from 4.08% in 2002 to 3.04% in 2003. The decrease in both volume and rate on these deposits allowed us to improve our net interest margin and keep our net interest income from falling to a less profitable level.

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

At December 31, 2003, our liquidity ratio was 19.27% and our net noncore funding dependency ratio was 23.53%. Our liquidity and funding policy provides that we should maintain a liquidity position of greater than or equal to 15% and a net noncore funding dependency ratio of less than or equal to 25%. Since year end we are aware of no trends or events likely to result in a material change in our ability to meet the borrowing needs and deposit withdrawal requirements of our customers.

Investment Portfolio
The Bank’s investment portfolio is another primary source of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year total $11.2 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flows from the investment portfolio.

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits, certain borrowing arrangements, and for other purposes. At December 31, 2003, approximately 56.1% of our $126.8 million investment portfolio was pledged as collateral to others.

Borrowings
As with most community banks, loan volume is the driver for the remainder of our balance sheet. Since our loan volume has been down, we have not been aggressive in retaining time deposits. As a result, time deposits in total have decreased $45.8 million, or 15%, since December 31, 2002 and we have repaid $12.7 million in advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) as they matured. In addition, we repaid $14.5 million in FHLB advances in the third quarter of 2003 that had a remaining average life to maturity of over five years and incurred a $1.44 million prepayment penalty. The average rate on these advances was 434 basis points higher than the current federal funds rate that we purchased to retire the advances. Our calculations indicate that we should achieve a significant savings in interest expense over the next five years due to paying off these advances.

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

On November 28, 2001, PAB Bankshares Capital Trust I (“PAB Trust”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”. We formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures issued by us. The interest rates on both the trust preferred securities and the debentures are reset semi-annually at LIBOR plus 3.75% (currently 4.98%) with a rate cap of 11.0% through December 8, 2006. We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust’s obligations under the trust preferred securities. PAB Trust’s sole asset is the debentures issued by us. The debentures will mature on December 8, 2031, but are callable at par at our option in whole or in part anytime after December 8, 2006. The proceeds from the issuance of the trust preferred securities qualify as Tier 1 Capital under the risk-based capital guidelines established by the Federal Reserve.

At December 31, 2003, we had $28.5 million in an available credit line with the FHLB and an additional $19.7 million in unsecured Fed Funds lines of credit available with correspondent banks.

Contractual Obligations
Summarized below are our contractual obligations as of December 31, 2003.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

	(Dollars in Thousands)

FHLB Advances	$44,714	$387	$3,859	$10,323	$30,145
Operating Lease Obligations	518	132	205	181	-
Guaranteed Preferred Beneficial Interests
in Debentures (trust preferred securities)	10,000	-	-	-	10,000

	$55,232	$519	$4,064	$10,504	$40,145

Off-Balance-Sheet Financing
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. At December 31, 2003, we had outstanding commitments to extend credit through open lines of credit of approximately $84.5 million and outstanding standby letters of credit of approximately $2.8 million.

Commitments of Capital
At December 31, 2003, there are no binding commitments for material capital expenditures outstanding.

Stockholders’ Equity
We are required to comply with capital adequacy standards established by our regulatory agencies. See the section titled “Capital Adequacy” under Supervision and Regulation in Item 1 of this document for more information on the regulatory capital adequacy standards.

The following table summarizes our consolidated regulatory capital ratios at December 31, 2003, 2002 and 2001.

				Minimum
				Regulatory
	2003	2002	2001	Requirement

Total Capital to Risk Weighted Assets	15.1%	14.0%	12.0%	8.0%
Tier 1 Capital to Risk Weighted Assets	13.9%	12.7%	10.7%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	11.0%	10.0%	8.0%	4.0%

RESULTS OF OPERATIONS

Net Interest Income

The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. Our net interest income for 2003, on a tax equivalent basis, decreased by $466,000, or 1.7%, over 2002. Interest income decreased $8.0 million, or 16.7%, while interest expense decreased by $7.5 million, or 37.6%, during 2003. The decrease in interest income is primarily the result of a 75 basis point drop in the average yield on earning assets during the year, from 6.70% in 2002 to 5.95% in 2003. The majority of the decrease in interest expense is also the result of a decline in rates. The average rates paid on interest-bearing liabilities decreased 102 basis points, from 3.22% in 2002 to 2.20% in 2003.

Net interest income, on a tax equivalent basis, for 2002 increased by $1 million, or 3.7%, over 2001. The increase in 2002 from 2001 was the result of the combination of both a $60.8 million decrease in the volume of average earning assets, accompanied by the 135 basis point drop in the average yield on those earning assets for the same period and a $71.8 million, or 10.4% decrease in the volume of average earning liabilities, accompanied by the 192 basis point decrease in the average rate paid on those funds.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin increased from 3.92% in 2002 to 4.11% in 2003, a 19 basis point improvement. Although our net interest margin improved during 2003, our ability to continue to improve our net interest margin going forward will be a challenge as long as interest rates hold at or slide even lower than the current levels.

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. Through the provision, we maintain an allowance for loan losses that we believe is adequate to absorb losses inherent in our loan portfolio. However, future additions to the allowance may be necessary based on growth in the loan portfolio, changes in economic conditions and other internal and external environmental factors. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance for loan losses.

For the year ended December 31, 2003, there was no provision for loan losses recorded, compared to $2.6 million for the same period in 2002. The decline is due to a shrinking loan portfolio, an improvement in the level of total nonperforming loans, and an improvement in several environmental factors previously discussed. Based on our assessments of the allowance for loan losses during 2003, no provision was needed.

Noninterest Income

The following table summarizes noninterest income during the last three years.

For the Year Ended December 31,	2003		2002		2001

		Percent		Percent
		Change		Change
	Amount	2003 vs. 2002	Amount	2002 vs. 2001	Amount

Service charges on deposit accounts	$4,926	-7.0%	$5,295	-5.0%	$5,575
Mortgage origination fees	715	-14.7%	838	19.4%	702
Brokerage commissions and fees	469	-3.3%	485	58.5%	306
ATM / debit card fee income	357	8.5%	329	149.2%	132
Other commissions and fees	253	8.6%	233	1.3%	385
Securities transactions, net *	1,416	442.5%	261	-85.0%	1,741
Earnings of bank-owned life insurance	472	-1.3%	478	-2.8%	492
Earnings of unconsolidated subsidiary	-	-	-	-	590
Gain on sale of unconsolidated subsidiary *	-	-	-	-	1,462
Loss on disposal / write-down of assets *	(258)	-5.1%	(272)	-2.8%	(1)
Other noninterest income	266	-27.3%	366	-32.1%	539

Total Noninterest Income	$8,616	7.5%	$8,013	-32.8%	$11,923

* Non-recurring items for discussion purposes

Noninterest income increased 7.5% in 2003, from $8 million in 2002 to $8.6 million in 2003. As a percentage of average assets, noninterest income, excluding securities transactions and other non-recurring gains and losses, has been approximately 1.01%, 1.03%, and 1.03% for each of the last three years ending December 31, 2003, 2002 and 2001, respectively.

Service charges on deposit accounts dropped slightly from 2002 to 2003 as we continued to promote a free checking product, thus reducing the monthly service fees. The fee income generated from an overdraft privilege product that was launched in March 2001 and resulted in an increase in revenues that year also tapered off in both 2002 and 2003.

Mortgage origination fees dropped 14.7% in 2003 due to a decrease in the refinancing activity during the year. If the demand for refinancing slows during 2004, we expect our mortgage origination fee income to decline as well.

Brokerage income decreased 3.3% in 2003 during the fourth year of that operation. In February 2004, the Bank entered into a new agreement with a third party to provide brokerage services for our customers. Under this new agreement, the Bank’s brokerage income will decrease; however, the brokerage expenses associated with providing these services under the old agreement will no longer be incurred. We had $430,000, $641,000, and $366,000 in brokerage expenses that is included in noninterest expense in 2003, 2002 and 2001, respectively.

Fee income from ATM and debit cards increased 8.5% in 2003 as the volume of point-of-sale transactions has continued to increase from previous years.

Gains on securities transactions increased nearly $1.2 million in 2003. There was a $1.0 million gain on the sale of stock in Community Financial Services, Inc. in 2003.

No earnings were recorded from our equity investment in an unconsolidated subsidiary in 2002 or 2003 because we sold our 50% equity interest in December 2001 for a gain of approximately $1.5 million. In 2002 we recorded a $100,000 gain on the sale of our branch office in Richmond Hill, Georgia. Also in 2002, we recognized a $372,000 write-down on the impairment of a branch office in Ocala, Florida based on an updated appraisal, which failed to support the carrying value.

Noninterest Expense

The following table summarizes noninterest expenses during the last three years.

For the Year Ended December 31,	2003		2002		2001

		Percent		Percent
		Change		Change
	Amount	2003 vs. 2002	Amount	2002 vs. 2001	Amount

Salaries and wages	$12,136	0.3%	$12,097	-10.6%	$13,535
Deferred loan cost	(436)	-62.9%	(1,176)	32.6%	(887)
Employee benefits	3,196	8.0%	2,958	8.9%	2,716
Net occupancy expense of premises	1,799	4.8%	1,716	8.6%	1,580
Furniture and equipment expense	2,355	-1.7%	2,396	-6.1%	2,553
Amortization of intangible assets	-	-	-	-	409
Advertising and business development	433	-15.4%	512	-14.8%	601
Supplies and printing	544	-14.7%	638	-33.1%	953
Telephone and internet charges	455	-28.7%	638	15.0%	555
Postage and courier	563	-12.6%	644	5.1%	613
Legal and accounting fees	528	-40.2%	883	97.5%	447
Conversion and consolidation costs	-	-	-	-	313
Service charges and fees	484	-19.7%	603	-6.4%	644
Loss on early retirement of debt	1,438	-	-	-	-
Other noninterest expense	2,207	-10.2%	2,459	-14.9%	2,889

Total Noninterest Expense	$25,702	5.5%	$24,368	-9.5%	$26,921

As a percentage of average assets, noninterest expense was approximately 3.49%, 3.12%, and 3.18% for each of the last three years ending December 31, 2003, 2002 and 2001, respectively. During 2003, we incurred a $1.44 million loss on early retirement of debt in order to pay off higher rate FHLB borrowings, saving significant interest expense over the next few years. Excluding this loss, noninterest expense would have totaled $24.3 million, or 3.30% of average assets for 2003.

The 0.3% increase in salaries and wages is the net result of annual raises and promotions offset by a decline in the number of employees from 314 (full time equivalents) at the end of 2002 to 281 at the end of 2003. Deferred loan cost, a credit against salaries and wages, decreased 62.9%, from 2002 and resulted in an increase in expense reported during 2003, compared to the period ending December 31, 2002. The decline in the deferral of loan costs is due to a decline in loan volume experienced during 2003 compared to 2002. Employee benefits increased 8.0% due primarily to an increase in health insurance premiums.

Occupancy expense increased 4.8% in 2003 due to the addition of new facilities and an increase in property taxes, insurance, and utilities. Furniture and equipment expense decreased 1.7% in 2003 due primarily to a $70,000 decrease in depreciation expense.

Legal and accounting fees decreased by 40.2% in 2003. During 2002 we experienced an increase in legal fees for the collection and recovery of problem loans and regulatory matters.

All other major expense categories have decreased due to efficiencies gained from the charter consolidation process, the utilization of technology, and tighter budgeting and cost control measures.

Income Taxes

The provision for income tax expense as a percentage of pre-tax income was 32.1%, 30.7% and 242.2% for 2003, 2002 and 2001, respectively. The difference between the effective rate and the statutory federal rate of 34% is due primarily to income earned on our investments in and loans to tax-exempt municipalities and earnings on the cash value of our bank-owned life insurance. The calculation for 2001 is affected by the pre-tax operating loss of $103,000, which resulted in a net tax benefit of $251,000.

Fourth Quarter Results

For the fourth quarter of 2003, our net income was $1.9 million, or $0.19 per diluted share, compared to net income of $1.3 million, or $0.13 per share, in the fourth quarter of 2002. In the fourth quarter of 2002, we provided $1.1 million to the allowance for loan losses, compared to no provision in 2003. Our net interest margin for the fourth quarter of 2003 was 4.14% compared to 4.18% in 2002. The average yield on earning assets fell 88 basis points to 5.69% in the fourth quarter of 2003 from 6.57% in 2002. However, the average rate paid on interest-bearing liabilities improved 94 basis points to 1.87% in 2003 from 2.81% in 2002.

Impact of Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through managing our interest rate sensitivity gap position, by periodically reviewing and adjusting our pricing of services to consider current costs, and through managing our dividend payout policy relative to our level of income. There has been minimal inflation experienced in the last three years.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had a material impact on PAB’s earnings or financial position as of or for the year ended December 31, 2003. For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At December 31, 2003, our one-year management-adjusted gap ratio of 1.36 was outside of our policy guidelines due to our preference to offer floating rate loans over fixed rate loans at this time. This exception to policy, while monitored closely, is an acceptable risk that positions our financial condition to benefit from an increase in interest rates.

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year

	(Dollars in thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$361,839	$380,434	$419,826
Rate Sensitive Liabilities (RSL)	324,962	386,615	454,417

RSA minus RSL (Gap)	$36,877	$(6,181)	$(34,591)

Gap Ratio (RSA/RSL)	1.11	0.98	0.92

Management-Adjusted
Rate Sensitive Assets (RSA)	$373,609	$403,973	$466,164
Rate Sensitive Liabilities (RSL)	140,546	202,200	343,739

RSA minus RSL (Gap)	$233,063	$201,773	$122,425

Gap Ratio (RSA/RSL)	2.66	2.00	1.36

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of year end, the simulation model projected net interest income would increase 16.43% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 31.35% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at year end. However, this exception was mitigated because a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.00%. If market rates immediately fell by 100 basis points, a more plausible but still unlikely scenario, our model projected net interest income to decrease 14.92% over the next year.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

	Effect on Net Interest Income
Market
Rate Change	Gradual	Immediate

+300 bps	8.17%	24.66%
+200 bps	7.14%	16.43%
+100 bps	4.56%	8.21%
-100 bps	-10.34%	-14.92%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Summary for 2003 and 2002
(The sum of the quarterly results presented may not agree with the results for the full year due to rounding.)

	Quarterly Period Ending
	March 31	June 30	September 30	December 31

Year ended December 31, 2003:
Interest income	$10,416	$10,075	$9,892	$9,657
Interest expense	3,593	3,254	2,972	2,648

Net interest income	6,823	6,821	6,920	7,009
Provision for loan losses	-	-	-	-

Net interest income after provision for loan losses	6,823	6,821	6,920	7,009
Other income	2,161	1,887	2,865	1,702
Other expenses	6,305	6,225	7,343	5,829

Income before income taxes	2,679	2,483	2,442	2,882
Income tax	854	751	760	995

Net income	$1,825	$1,732	$1,682	$1,887

Basic earnings per share	$0.19	$0.18	$0.19	$0.19
Diluted earnings per share	$0.19	$0.18	$0.18	$0.19

Year ended December 31, 2002:
Interest income	$12,990	$12,116	$11,619	$11,354
Interest expense	6,069	5,150	4,627	4,142

Net interest income	6,921	6,966	6,992	7,212
Provision for loan losses	456	519	513	1,088

Net interest income after provision for loan losses	6,465	6,447	6,479	6,124
Other income	2,186	1,973	2,012	1,842
Other expenses	6,113	5,951	6,107	6,197

Income before income taxes	2,538	2,469	2,384	1,769
Income tax	800	769	734	511

Net income	$1,738	$1,700	$1,650	$1,258

Basic earnings per share	$0.18	$0.18	$0.18	$0.13
Diluted earnings per share	$0.18	$0.18	$0.18	$0.13

Management’s Responsibility For Financial Reporting

We are responsible for the preparation of the financial statements, related financial data and other information in this Annual Report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgment where appropriate. Financial information appearing throughout this Report is consistent with the financial statements.

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

/s/ Michael E. Ricketson	/s/ Donald J. Torbert, Jr.	/s/ Laura A. Hancock

Michael E. Ricketson	Donald J. Torbert, Jr., CPA	Laura A. Hancock, CPA
President and	Executive Vice President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited the accompanying consolidated balance sheets of PAB Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and subsidiaries, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia
January 30, 2004

2303 DAWSON ROAD • POST OFFICE BOX 71549 • ALBANY, GEORGIA 31708-1549 • 229-446-3600 • FAX 229-446-3664 • www.mjcpa.com
 MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • RSM INTERNATIONAL

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND DECEMBER 31, 2002

	2003	2002

ASSETS
Cash and due from banks	$22,920,218	$25,199,278
Interest-bearing deposits in other banks	505,409	974,848
Federal funds sold	330,187	30,784,000
Investment securities	126,825,013	98,025,604

Loans	538,643,842	555,238,242
Allowance for loan losses	(10,139,114)	(12,096,988)

Net loans	528,504,728	543,141,254

Premises and equipment, net	20,047,375	22,555,234
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,422,078	9,950,135
Foreclosed assets	4,577,824	1,284,487
Other assets	10,623,956	10,011,854

Total assets	$730,741,392	$747,911,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$94,882,871	$87,667,055
Interest-bearing demand and savings	202,753,493	213,981,795
Time	259,280,172	305,081,383

Total deposits	556,916,536	606,730,233

Federal funds purchased and securities sold under agreements to repurchase	36,919,790	17,520,242
Advances from the Federal Home Loan Bank of Atlanta	44,714,043	36,144,910
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,000,000	10,000,000
Other liabilities	6,128,857	6,251,175

Total liabilities	654,679,226	676,646,560

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized;
9,484,660 and 9,430,413 shares issued	1,217,065	1,217,065
Additional paid-in capital	29,314,700	28,785,476
Retained earnings	45,651,500	40,228,327
Accumulated other comprehensive income (loss)	(121,099)	1,033,870

Total stockholders' equity	76,062,166	71,264,738

Total liabilities and stockholders' equity	$730,741,392	$747,911,298

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Interest income:
Interest and fees on loans	$35,017,485	$42,645,210	$54,162,805
Interest and dividends on investment securities:
Taxable	4,533,603	4,637,821	5,468,147
Nontaxable	360,476	262,446	197,206
Other interest income	128,854	533,048	2,886,541

Total interest income	40,040,418	48,078,525	62,714,699

Interest expense:
Interest on deposits	10,203,408	17,068,902	31,368,578
Interest on Federal Home Loan Bank advances	1,470,649	2,013,671	3,212,932
Interest on other borrowings	793,234	906,088	1,018,869
Total interest expense	12,467,291	19,988,661	35,600,379

Net interest income	27,573,127	28,089,864	27,114,320

Provision for loan losses	-	2,575,000	12,220,250
Net interest income after provision for loan losses	27,573,127	25,514,864	14,894,070

Other income:
Service charges on deposit accounts	4,925,500	5,294,753	5,574,871
Other fee income	1,794,684	1,884,885	1,524,909
Securities transactions, net	1,415,603	261,178	1,740,720
Equity in earnings of unconsolidated subsidiary	-	-	590,370
Other noninterest income	479,750	572,341	2,492,190

Total other income	8,615,537	8,013,157	11,923,060

Other expenses:
Salaries and employee benefits	14,895,502	13,879,438	15,364,051
Occupancy expense of premises	1,799,467	1,716,338	1,579,803
Furniture and equipment expense	2,355,038	2,396,318	2,552,914
Amortization of goodwill and intangible assets	-	-	408,635
Loss on early retirement of debt	1,438,085	-	-
Other noninterest expense	5,214,010	6,376,134	7,015,193

Total other expenses	25,702,102	24,368,228	26,920,596

Income (loss) before income tax expense (benefit)	10,486,562	9,159,793	(103,466)
Income tax expense (benefit)	3,361,044	2,812,954	(250,626)

Net income	$7,125,518	$6,346,839	$147,160

Earnings per common share:
Basic	$0.75	$0.67	$0.02

Diluted	$0.74	$0.67	$0.02

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Net income	$7,125,518	$6,346,839	$147,160

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period,
net of tax (benefit) of ($113,679); $322,761; and $442,595	(220,671)	626,678	859,035
Reclassification adjustment for gains included in net
income, net of tax of $481,305; $88,801; and $591,845	(934,298)	(172,377)	(1,148,875)

	(1,154,969)	454,301	(289,840)

Comprehensive income (loss)	$5,970,549	$6,801,140	$(142,680)

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2000	9,501,947	$1,217,065	$29,754,284	$38,939,722	$869,409	$70,780,480
Net income	-	-	-	147,160	-	147,160
Other comprehensive loss	-	-	-	-	(289,840)	(289,840)
Cash dividends declared,
$.44 per share	-	-	-	(4,168,984)	-	(4,168,984)
Stock acquired and cancelled
under stock repurchase plan	(123,534)	-	(1,293,808)	-	-	(1,293,808)
Stock options exercised	31,500	-	196,875	-	-	196,875

Balance, December 31, 2001	9,409,913	$1,217,065	$28,657,351	$34,917,898	$579,569	$65,371,883
Net income	-	-	-	6,346,839	-	6,346,839
Other comprehensive income	-	-	-	-	454,301	454,301
Cash dividends declared,
$.11 per share	-	-	-	(1,036,410)	-	(1,036,410)
Stock options exercised	20,500	-	128,125	-	-	128,125

Balance, December 31, 2002	9,430,413	1,217,065	28,785,476	40,228,327	1,033,870	71,264,738
Net income	-	-	-	7,125,518	-	7,125,518
Other comprehensive loss	-	-	-	-	(1,154,969)	(1,154,969)
Cash dividends declared,
$.18 per share	-	-	-	(1,702,345)	-	(1,702,345)
Stock options exercised	54,247	-	529,224	-	-	529,224

Balance, December 31, 2003	9,484,660	$1,217,065	$29,314,700	$45,651,500	$(121,099)	$76,062,166

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,125,518	$6,346,839	$147,160
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	3,574,422	3,112,790	2,674,847
Provision for loan losses	-	2,575,000	12,220,250
Provision for deferred taxes	879,072	1,180,948	(3,343,255)
Net realized gain on securities transactions	(1,415,603)	(261,178)	(1,740,720)
Net loss on disposal or write down of assets	257,770	271,909	839
Gain on sale of interest in unconsolidated subsidiary	-	-	(1,461,739)
Equity in earnings of unconsolidated subsidiary	-	-	(590,370)
Dividends received from unconsolidated subsidiary	-	-	350,000
Increase in cash value of bank-owned life insurance	(471,943)	(478,199)	(491,579)
Increase in deferred compensation accrual	138,055	88,063	1,156,175
Increase (decrease) in retirement and severance accruals	(364,552)	(402,362)	1,436,388
Decrease in interest receivable	373,253	2,870,401	443,054
Increase (decrease) in interest payable	(475,207)	(1,981,829)	80,769
(Increase) decrease in taxes receivable	(151,677)	628,882	144,270
Net change in other assets and other liabilities	(32,160)	512,462	(1,574,011)

Net cash provided by operating activities	9,436,948	14,463,726	9,452,078

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	469,439	14,965,267	(2,526,095)
(Increase) decrease in federal funds sold	30,453,813	(6,579,000)	19,210,000
Purchase of debt securities	(112,848,419)	(76,717,640)	(72,833,848)
Proceeds from sales and calls of debt securities	46,721,110	64,734,595	16,468,305
Proceeds from maturities and paydowns of debt securities	34,350,382	27,114,382	30,620,307
Purchase of equity securities	(1,444,700)	(980,150)	(1,637,600)
Redemption of equity securities	2,873,251	1,688,500	85,000
Net (increase) decrease in loans	8,879,190	63,295,276	(63,674,464)
Purchase of premises and equipment	(903,987)	(3,203,850)	(3,332,730)
Proceeds from disposal of assets	2,078,292	2,218,559	1,799,167
Proceeds from sale of interest in unconsolidated subsidiary	-	-	1,800,000
Net proceeds from sale of branch office	-	7,748,200	-
Proceeds from redemption of life insurance policies	-	-	60,998

Net cash provided by (used in) investing activities	10,628,371	94,284,139	(73,960,960)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(49,813,697)	(109,503,044)	83,217,921
Net increase in federal funds purchased and securities sold under
repurchase agreements	19,399,548	1,811,621	3,543,030
Advances from Federal Home Loan Bank	36,269,500	331,000	700,000
Payments on Federal Home Loan Bank advances	(27,700,367)	(2,414,568)	(21,172,804)
Cash paid to former stockholders on acquisition	-	-	(7,667,280)
Proceeds on issuance of guaranteed preferred beneficial
interest in debentures	-	-	10,000,000
Dividends paid	(1,038,587)	(2,071,500)	(4,179,108)
Proceeds from the exercise of stock options	529,224	128,125	196,875
Issuance of preferred stock in REIT subsidiaries	15,000	-	-
Repurchase of preferred stock in REIT subsidiaries	(5,000)	(19,000)	-
Acquisition of stock under stock repurchase plans	-	-	(1,293,808)
Costs capitalized on issuance of guaranteed preferred
beneficial interest in debentures	-	-	(344,500)

Net cash provided by (used in) financing activities	(22,344,379)	(111,737,366)	63,000,326

Net decrease in cash and due from banks	$(2,279,060)	$(2,989,501)	$(1,508,556)

Cash and due from banks at beginning of period	25,199,278	28,188,779	29,697,335

Cash and due from banks at end of period	$22,920,218	$25,199,278	$28,188,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,942,498	$21,970,490	$35,519,610

Taxes	$2,633,649	$1,003,124	$2,948,358

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$(1,749,951)	$688,114	$(438,972)

Transfer of premises and equipment to other assets	$1,323,821	$-	$-

Transfer of loans to foreclosed assets	$5,514,057	$2,280,526	$1,945,908

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

Banking Locations	Number of Offices

South Georgia Market:
Valdosta, Lowndes County, Georgia	3 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
North Georgia Market:
McDonough, Henry County, Georgia	1
Oakwood, Hall County, Georgia	1
Athens, Clarke County, Georgia	1 (loan production office)
Florida Market:
Ocala, Marion County, Florida	1
St. Augustine, St. Johns County, Florida	1 (loan production office)

In addition to the banking products and services, the Bank offers brokerage, insurance, annuity, and investment planning services to its customers from its office in Valdosta, Georgia.

The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company, all of which is described more fully in Note 9.

Basis Of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of foreclosed assets, and deferred taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased and securities sold under repurchase agreements, and deposits are reported net.

Interest Bearing Deposits in Other Banks

Interest-bearing deposits in other banks are primarily overnight funds or funds which mature within one year and are carried at cost.

Investment Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect. Equity securities, including restricted equity securities, without a readily determinable fair value are recorded at cost and periodically evaluated for impairment. Restricted equity securities are the Bank’s required investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta.

The amortization of purchase premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities. Realized gains and losses, determined using the specific identification method, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

Loans are reported at their outstanding principal balances less unearned income, net deferred fees, and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets, ranging from 10-39 years for buildings and improvements and 3 to 10 years for furnature, fixtures and equipment.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in a business combination. Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment of the carrying value as of November 30, 2003.

There were no changes in the carrying amount of goodwill during the year ended December 31, 2003.

A summary of net income and earnings per share that would have been reported exclusive of amortization expense recognized related to goodwill for the years ended December 31, 2003, 2002 and 2001 follows.

	2003	2002	2001

Net income, as reported	$7,125,518	$6,346,839	$147,160
Add back:
Goodwill amortization	-	-	351,635

Pro forma net income	$7,125,518	$6,346,839	$498,795

Earnings per share:
Basic- as reported	$0.75	$0.67	$0.02

Basic- pro forma	$0.75	$0.67	$0.05

Diluted- as reported	$0.74	$0.67	$0.02

Diluted- pro forma	$0.74	$0.67	$0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

Foreclosed assets represent other real estate owned and other repossessions acquired through, or in lieu of, loan foreclosure or other proceedings. Foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated disposal costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.1

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

    Real Estate Investment Trusts

In 1999, the Company formed two real estate investment trusts (REIT’s) and two intermediate REIT holding companies as subsidiaries of the Bank. The REIT’s were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REIT’s. To comply with Federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REIT’s was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REIT’s included in other liabilities was $117,000 and $107,000 as of December 31, 2003 and 2002, respectively.

Stock Based Compensation Plans

At December 31, 2003 the Company had two stock-based employee compensation plans, which are described in more detail in Note 18. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

_______________
1  As of December 31, 2003 and 2002, the total amount in forclosed assets was $4,577,824 and $1,284,487, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans, Continued

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002	2001

Net income, as reported	$7,125,518	$6,346,839	$147,160
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(230,257)	(229,407)	(214,379)

Pro forma net income (loss)	$6,895,261	$6,117,432	$(67,219)

Earnings (loss) per share:
Basic - as reported	$0.75	$0.67	$0.02

Basic - pro forma	$0.73	$0.65	$(0.01)

Diluted - as reported	$0.74	$0.67	$0.02

Diluted - pro forma	$0.72	$0.65	$(0.01)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In November 2002, the Financial Accounting Stantdards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34". The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". The Statement amends Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading “Stock-Based Compensation”.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPE's, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPE’s) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPE’s and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The interpretations have not had a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Mandatorily redeemable financial instruments of nonpublic entities are subject to the provisions of the statement for the first fiscal period beginning after December 15, 2003. The adoption of the statement did not have a material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with correspondent banks and the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $6,374,000 and $6,341,000 at December 31, 2003 and 2002, respectively.

NOTE 3.   INVESTMENT SECURITIES

The amortized cost and approximate fair value of the investment portfolio follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2003:
U.S. Government agencies	$57,811,675	$166,085	$(649,092)	$57,328,668
State and municipal securities	9,144,801	274,842	(19,855)	9,399,788
Mortgage-backed securities	50,240,697	354,708	(299,442)	50,295,963
Corporate debt securities	4,364,624	29,012	(39,741)	4,353,895
Equity securities	5,446,699	-	-	5,446,699

	$127,008,496	$824,647	$(1,008,130)	$126,825,013

December 31, 2002:
U.S. Government agencies	$25,162,657	$458,854	$-	$25,621,511
State and municipal securities	8,462,575	165,692	(13,791)	8,614,476
Mortgage-backed securities	31,316,547	750,493	(1,411)	32,065,629
Corporate debt securities	12,189,928	209,350	(2,719)	12,396,559
Equity securities	19,327,429	-	-	19,327,429

	$96,459,136	$1,584,389	$(17,921)	$98,025,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of debt securities as of December 31, 2003 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Equity securities have a perpetual life and no stated maturity, therefore these securities and the mortgage-backed securities are  shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value

Due in one year or less	$11,240,287	$11,259,748
Due from one year to five years	15,190,232	15,252,774
Due from five to ten years	26,824,716	26,407,082
Due after ten years	18,065,865	18,162,747
Mortgage-backed securities	50,240,697	50,295,963
Equity securities	5,446,699	5,446,699

	$127,008,496	$126,825,013

Securities with a carrying value of approximately $71,249,000 and $48,721,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits, certain borrowing arrangements, and for other purposes.

Gains and losses on sales and calls of investment securities for the years ended December 31, 2003, 2002 and 2001 consist of the following:

	2003	2002	2001

Gross gains on securities transactions	$1,429,011	$533,742	$1,740,846
Gross losses on securities transactions	(13,408)	(272,564)	(126)

Net realized gain on securities transactions	$1,415,603	$261,178	$1,740,720

The following table shows the gross unrealized losses and fair value of securities, aggregated by category, none of which have been in a continuous unrealized loss position for more than twelve months, at December 31, 2003. These unrealized losses are considered temporary because of acceptable investment grades on each security.

	Fair Value	Unrealized Losses

U.S. Government agencies	$27,990,205	$649,092
State and municipal securities	1,742,080	19,855
Mortgage-backed securities	38,404,930	299,442
Corporate debt securities	2,169,495	39,741

Total temporarily impaired securities	$70,306,710	$1,008,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31, 2003 and 2002 follows.

	2003	2002

Commercial and financial	$53,849,024	$62,652,455
Agricultural	24,071,141	21,777,425
Real estate - Construction	100,150,095	83,836,152
Real estate - Mortgage	332,003,534	338,261,422
Installment loans to individuals and others	29,189,686	48,682,920
Overdrafts	176,240	250,764

	539,439,720	555,461,138
Deferred loan fees and unearned interest, net	(795,878)	(222,896)

	538,643,842	555,238,242
Allowance for loan losses	(10,139,114)	(12,096,988)

	$528,504,728	$543,141,254

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 follows.

	2003	2002	2001

Balance, beginning of year	$12,096,988	$15,765,373	$8,184,641
Provision charged to operations	-	2,575,000	12,220,250
Loans charged-off	(3,118,821)	(6,602,334)	(4,832,799)
Recoveries	1,160,947	358,949	193,281

Balance, end of year	$10,139,114	$12,096,988	$15,765,373

At December 31, 2003 and 2002, the total recorded investment in impaired loans amounted to approximately $8,216,000 and $11,595,000, respectively. These loans had a related allowance for loan losses of approximately $2,350,000 and $2,579,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during 2003, 2002 and 2001 was approximately $9,894,000, $13,207,000 and $8,839,000, respectively. Interest income recognized on impaired loans for cash payments received in 2003, 2002 and 2001 was approximately $143,000, $199,000 and $59,500, respectively.

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 follows.

Balance, beginning of year	$9,205,942
Advances	9,658,273
Repayments	(10,817,632)
Transactions due to changes in related parties	(287,848)

Balance, end of year	$7,758,735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2003 and 2002 follows.

	2003	2002

Land	$4,229,408	$4,995,677
Buildings and improvements	16,752,623	16,483,250
Furniture, fixtures and equipment	10,775,647	10,677,759
Construction in progress	33,454	576,944

	31,791,132	32,733,630
Less accumulated depreciation	(11,743,757)	(10,178,396)

	$20,047,375	$22,555,234

Depreciation expense amounted to $2,047,623, $2,110,353 and $2,190,192, for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases office space at five locations. One of these locations is leased on a month to month basis. The other locations are under agreements with minimum contractual obligations as of December 31, 2003 as follows:

Year	Amount

2004	$131,597
2005	110,626
2006	94,482
2007	94,482
2008	86,609
Later	-

$517,796

The Company also has commitments on various short-term operating leases for equipment. Total lease expense amounted to $246,360, $203,984 and $151,195 for the years ended December 31, 2003, 2002 and 2001 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DEPOSITS

A summary of interest-bearing deposits as of December 31, 2003 and 2002 follows.

	2003	2002

Interest-bearing demand	$162,844,995	$176,781,620
Savings	39,908,498	37,200,175
Time, $100,000 and over	82,831,847	98,776,734
Other time	176,448,325	206,304,649

	$462,033,665	$519,063,178

Interest expense on deposits for the years ended December 31, 2003, 2002 and 2001 follows.

	2003	2002	2001

Interest-bearing demand	$1,404,086	$2,223,595	$3,623,765
Savings	281,552	536,610	732,517
Time, $100,000 and over	2,673,927	4,730,549	8,875,059
Other time	5,843,843	9,578,148	18,137,237

	$10,203,408	$17,068,902	$31,368,578

The scheduled maturities of time deposits at December 31, 2003 follow.

Year	Amount

2004	$182,764,378
2005	50,716,628
2006	10,195,306
2007	7,965,967
2008	6,823,187
Thereafter	814,706

$259,280,172

 NOTE 7.   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to 90 days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a weekly basis. Securities sold under repurchase agreements at December 31, 2003 and 2002 were $35,136,790 and $17,520,242, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   ADVANCES FROM THE FEDERAL HOME LOAN BANK

Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (FHLB) as of December 31, 2003 and 2002.

	2003	2002

Adjustable rate advances with a weighted-average rate of 1.17% at December 31, 2003	$3,941,580	$5,541,580
Fixed rate advances with a weighted-average rate of 5.15% at December 31, 2003	3,172,463	3,503,330
Convertible advances with a weighted-average rate of 2.08% at December 31, 2003	37,600,000	27,100,000

	$44,714,043	$36,144,910

The Bank has pledged $47,098,907 in qualifying residential real estate mortgage loans, $23,892,328 in investment securities and $2,247,300 in FHLB stock as collateral on the advances from the FHLB.

Contractual maturities of the advances from the FHLB at December 31, 2003 follow.

Year	Amount

2004	$386,802
2005	2,913,521
2006	945,359
2007	171,489
2008	10,151,423
Thereafter	30,145,449

$44,714,043

NOTE 9.   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

On November 28, 2001, PAB Bankshares Capital Trust I (PAB Trust) issued $10 million of Floating Rate Capital Securities (trust preferred securities). The Company formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the Debentures) issued by the Company. The interest rate on both the trust preferred securities and the Debentures is reset semi-annually at LIBOR plus 3.75% (currently 4.98%) with a rate cap of 11.0% through December 8, 2006. The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust’s obligations under the trust preferred securities. PAB Trust’s sole asset is the Debentures issued by the Company. The Debentures will mature on December 8, 2031, but are callable at par by the Company in whole or in part anytime after December 8, 2006. The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 follow.

	2003	2002	2001

Current	$2,481,972	$1,632,006	$3,092,629
Deferred	879,072	1,180,948	(3,343,255)

	$3,361,044	$2,812,954	$(250,626)

The Company's income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2003, 2002 and 2001 follows.

	2003	2002	2001

Tax (benefit) at statutory rate	$3,565,431	$3,114,330	$(35,178)
Increase (decrease) resulting from:
State income tax, net of Federal tax benefit	16,172	37,894	-
Tax exempt interest and dividend exclusion	(181,127)	(163,775)	(229,875)
Amortization of goodwill	-	-	118,681
Increase in cash value of bank-owned life insurance policies	(160,542)	(162,053)	(162,369)
Deferred tax adjustment	116,257	(20,897)	(36,847)
Prior year accrual differences	(12,861)	(13,723)	61,459
Other items, net	17,714	21,178	33,503

Income tax expense (benefit)	$3,361,044	$2,812,954	$(250,626)

The components of deferred income taxes at December 31, 2003 and 2002 follow.

	2003	2002

Deferred tax assets and (liabilities):
Allowance for loan losses	$3,447,299	$4,112,975
Deferred compensation	697,320	650,381
Deferred loan origination fees	462,745	403,495
Accrued severance payable	178,321	302,269
Unrealized loss (gain) on securities available for sale	62,384	(532,600)
Other assets	362,637	499,647
Premises and equipment	(1,025,409)	(884,474)
Deferred loan origination cost	(245,402)	(327,710)

Net deferred tax assets	$3,939,895	$4,223,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   EMPLOYEE BENEFIT PLANS

The Company provides an employee 401(k) plan for qualified employees. The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company will match a portion of the deferred compensation. The plan also provides for non-elective and discretionary profit sharing contributions to be made at the sole discretion of the Board of Directors. Approximately 3.5% of the participants’ eligible compensation was accrued as the discretionary profit sharing contributions for 2003, 2002 and 2001. The employer contributions are on a five-year vesting schedule. All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed one month employment to become eligible, with employer contributions beginning after six months of employment. Aggregate expense under the plan charged to operations during 2003, 2002 and 2001 amounted to approximately $711,000, $676,000, and $553,000, respectively.

NOTE 12.   DEFERRED COMPENSATION AND RETIREMENT PLANS

In years past, the Company entered into separate deferred compensation arrangements with certain officers. The agreements called for the deferred compensation to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer. Annual accruals were made based on actuarial assumptions for the present value of the future obligations. In 2001, the Board of Directors elected to terminate these plans. At that time, the Company incurred an expense of approximately $898,000 for the accrual for the net present value of the liability covering two executive officers that were retiring at the end of 2001. The total accrued liability for these deferred compensation plans was $2,051,000 and $1,913,000 at December 31, 2003 and 2002, respectively. Aggregate expense under the deferred compensation plans charged to salaries and employee benefits expense were approximately $138,000, $165,000, and $1,156,000 (including the $898,000 expense for the two retiring executive officers) during 2003, 2002 and 2001, respectively.

In 2001, the Company entered into separate severance agreements with two retiring executive officers that effectively terminated their then existing employment agreements and committed to pay each officer a 3-year severance package beginning in January 2002. The Company accrued approximately $1,291,000 representing the net present value of the severance payments with the expense included in salaries and employee benefits for the year ended December 31, 2001. The remaining liability in the severance plans payable as of December 31, 2003 was $524,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   OTHER INCOME AND EXPENSES

Other fee income for the years ended December 31, 2003, 2002 and 2001 follows.

	2003	2002	2001

Mortgage origination fees	$715,358	$838,044	$702,329
Brokerage commissions and fees	469,373	485,401	306,322
ATM and debit card fee income	357,235	329,100	131,544
Insurance premiums	773	5,822	161,015
Other fee income	251,945	226,518	223,699

Total other fee income	$1,794,684	$1,884,885	$1,524,909

Other noninterest income for the years ended December 31, 2003, 2002 and 2001 follows.

	2003	2002	2001

Earnings on bank-owned life insurance	$472,183	$478,199	$491,579
Loss on disposal / write-down of assets	(257,770)	(271,909)	(839)
Gain on sale of interest in unconsolidated subsidiary	-	-	1,461,739
Other noninterest income	265,337	366,051	539,711

Total other noninterest income	$479,750	$572,341	$2,492,190

Other noninterest expense for the years ended December 31, 2003, 2002 and 2001 follows.

	2003	2002	2001

Advertising and business development	$433,079	$511,902	$601,045
Supplies and printing	543,738	638,240	953,385
Telephone and internet charges	454,670	638,209	554,915
Postage and courier	563,156	644,332	613,213
Legal and accounting fees	528,493	882,765	447,038
Conversion and consolidation costs	-	-	312,933
Service charges and fees	483,769	603,011	644,387
Other noninterest expenses	2,207,105	2,457,675	2,888,277

Total other noninterest expense	$5,214,010	$6,376,134	$7,015,193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.   EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 follows.

	2003	2002	2001

Basic earnings per share:
Net income	$7,125,518	$6,346,839	$147,160

Weighted average common shares outstanding	9,446,142	9,426,761	9,482,709

Earnings per common share	$0.75	$0.67	$0.02

Diluted earnings per share:
Net income	$7,125,518	$6,346,839	$147,160

Weighted average common shares outstanding	9,446,142	9,426,761	9,482,709
Effect of dilutive stock options	141,045	33,007	67,371

Weighted average diluted common
shares outstanding	9,587,187	9,459,768	9,550,080

Earnings per common share	$0.74	$0.67	$0.02

For the years ended December 31, 2003, 2002, 2001, options to purchase 171,368, 592,001, and 266,732, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 15.   EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On July 1, 2002, the Board of Directors established an Employee and Director Stock Purchase Program to enable the Company and its participating subsidiaries to provide to their respective employees and directors a convenient means of purchasing for long term investment, and not for short term speculative gain, common stock of the Company and thereby promote interest in the Company’s continuing success, growth and development. The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company’s stock with the Company matching 50% of the participants purchase. In order to be eligible, an employee must be full-time and have worked a full month. During the years ended December 31, 2003 and 2002, the Company recorded $89,000 and $51,700, respectively, of expense associated with this program.

NOTE 16.   DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN

In 1993, the Board of Directors approved a dividend reinvestment and common stock purchase plan. The plan is designed to provide stockholders with a simple and convenient means to reinvest cash dividends and make additional cash purchases of the Company’s common stock. The Company acquires shares in the open market as needed to fill orders for dividend reinvestment and stock purchases in the plan rather than issuing additional shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.   STOCK OPTION PLANS

The Company has two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant. Both plans provide for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1994 Employee Stock Option Plan, the Company’s stockholders authorized the Board of Directors to grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. Under the 1999 Stock Option Plan, the Company’s stockholders authorized the Board of Directors to grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.

A summary of the status of the two fixed plans at December 31, 2003, 2002 and 2001 and changes during the years ended on those dates follows.

	2003		2002		2001

	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price

Under option, beginning of year	756,406	$10.63	731,635	$11.22	523,650	$11.58
Granted	28,500	9.56	168,700	8.08	288,750	10.19
Exercised	(54,247)	9.76	(20,500)	6.25	(31,500)	6.25
Forfeited	(35,292)	11.59	(123,429)	11.41	(49,265)	12.25

Under option, end of year	695,367	$10.60	756,406	$10.63	731,635	$11.22

Exercisable at end of year	405,987	$11.34	366,546	$11.41	355,290	$11.13

Weighted-average fair value per option of options granted during year		$3.31		$3.84		$2.69

A further summary of the options outstanding at December 31, 2003 follows.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price

$6.25 - 7.70	183,200	5.92	$7.10	88,000	$6.45
8.00 - 10.06	187,380	5.92	9.53	103,820	9.86
10.20 - 13.31	205,937	6.91	11.39	106,547	11.70
13.75 - 21.63	118,850	5.67	16.33	107,620	16.40

	695,367	6.17	10.60	405,987	11.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.   STOCK OPTION PLANS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Risk-free interest rate	4.25%	3.81%	5.24%
Expected life of the options	10 years	10 years	10 years
Expected dividends (as a percent of the fair value of the stock)	1.80%	-	4.69%
Expected volatility	27.22%	28.79%	45.62%

NOTE 19.   STOCK REPURCHASE PLAN

In January 2001, the Board approved the purchase and cancellation of 125,000 shares of the Company’s common stock. During 2001, the Company acquired and canceled 123,534 shares of common stock for a total cost of $1,293,808. A balance of 6,850 shares remained available from the plans for repurchase at December 31, 2001. Those remaining 6,850 shares at December 31, 2001 were not repurchased and the plan expired January 31, 2002.

NOTE 20.   COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments as of December 31, 2003 and 2002 follows.

	2003	2002

Commitments to extend credit	$84,533,000	$70,351,000
Standby letters of credit	$2,755,000	$1,445,000

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

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

NOTE 21.   CONCENTRATIONS OF CREDIT

The Bank originates commercial, agricultural, residential, and consumer loans to customers primarily in markets served by the Bank. The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local economies in the geographical areas served by the Bank.

As of December 31, 2003, approximately 83% of the Bank's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Bank's primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Bank's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Bank's market areas. The other significant concentrations of credit by type of loan are set forth in Note 4.

NOTE 22.   REGULATORY MATTERS

On May 20, 2002, the Company’s Board of Directors adopted a Resolution requested by the Federal Reserve Bank of Atlanta, which, among other things, restricts the Company from redeeming its capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of its banking regulators. The Resolution was the result of an examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank’s loan portfolio. On August 25, 2003, the Federal Reserve terminated this Resolution with the Company.

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, approximately $3,883,000 of retained earnings was available for dividend declaration without regulatory approval.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.   REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table. All dollar amounts have been rounded to the nearest thousand.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$87,624,000	15.1%	$46,311,000	8.0%	- N/A -
Bank	$84,477,000	14.7%	$46,138,000	8.0%	$57,672,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$80,352,000	13.9%	$23,155,000	4.0%	- N/A -
Bank	$77,232,000	13.4%	$23,069,000	4.0%	$34,603,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$80,352,000	11.0%	$29,258,000	4.0%	- N/A -
Bank	$77,232,000	10.6%	$29,200,000	4.0%	$36,501,000	5.0%

As of December 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$81,738,000	14.0%	$46,888,000	8.0%	- N/A -
Bank	$76,814,000	13.2%	$46,710,000	8.0%	$58,388,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$74,353,000	12.7%	$23,444,000	4.0%	- N/A -
Bank	$69,456,000	11.9%	$23,355,000	4.0%	$35,033,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$74,353,000	10.0%	$29,729,000	4.0%	- N/A -
Bank	$69,456,000	9.4%	$29,684,000	4.0%	$37,105,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      Cash, Due From Banks, Interest-Bearing Deposits at Other Financial Institutions and Federal Funds Sold: The carrying amount of cash, due from banks, interest-bearing deposits at other financial institutions and federal funds sold approximates fair value.

      Investment Securities: Fair value of debt securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

      Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

      Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

      Federal Funds Purchased, Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

      Beneficial Interests in Debentures: The carrying amount of beneficial interests in debentures approximates fair value because these are variable rate instruments.

      Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2003 and 2002 are summarized below. All dollar amounts have been rounded to the nearest thousand.

	2003		2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and due from banks, interest-bearing deposits with other banks, and federal funds sold	$23,756,000	$23,756,000	$56,958,000	$56,958,000
Investment securities	126,825,000	126,825,000	98,026,000	98,026,000
Loans, net	528,505,000	530,863,000	543,141,000	549,290,000
Deposits	556,917,000	559,601,000	606,730,000	609,484,000
Federal funds purchased and securities sold under agreements to repurchase	36,920,000	36,920,000	17,520,000	17,520,000
Advances from the FHLB	44,714,000	39,864,000	36,145,000	38,780,000
Beneficial interest in debentures	10,000,000	10,000,000	10,000,000	10,000,000

NOTE 24.   CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
(PARENT COMPANY ONLY)

The following information presents the condensed financial statements for PAB Bankshares, Inc.

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CONDITION
DECEMBER 31, 2003 AND 2002

	2003	2002

Assets:
Cash on deposit with subsidiary bank	$4,209,082	$5,521,741
Investment securities	1,349,945	1,349,945
Investment in subsidiary	82,941,976	76,331,003
Other assets	1,169,493	1,271,218

Total assets	$89,670,496	$84,473,907

Liabilities and stockholders' equity:
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	$10,000,000	$10,000,000
Dividends payable	663,758	-
Other liabilities	2,944,572	3,209,169

Total liabilities	13,608,330	13,209,169

Stockholders' equity	76,062,166	71,264,738

Total liabilities and stockholders' equity	$89,670,496	$84,473,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
    (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF INCOME
DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Income:
Dividends from subsidiaries	$-	$1,677,950	$3,914,630
Interest income	90,000	90,000	60,747
Management and service fees	-	1,171,316	1,866,933
Other income	4,541	122	179,389

Total income	94,541	2,939,388	6,021,699

Expenses	1,097,335	2,988,293	8,591,404

Loss before income tax benefit and in undistributed earnings of subsidiaries	(1,002,794)	(48,905)	(2,569,705)
Income tax benefit	362,370	745,316	2,196,385

Income (loss) before equity in undistributed earnings of subsidiaries	(640,424)	696,411	(373,320)
Equity in undistributed earnings of subsidiaries	7,765,942	5,650,428	520,480

Net income	$7,125,518	$6,346,839	$147,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.   CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
(PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOW
DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Cash Flows from Operating activities:
Net Income	$7,125,518	$6,346,839	$147,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,901	376,322	874,739
Deferred tax provision	57,487	(242,454)	788,607
Gain on disposal of assets	-	-	(10,590)
Undistributed earnings of subsidiaries	(7,765,942)	(5,650,428)	(520,480)
Increase in cash value of life insurance	-	-	(6,859)
Increase in deferred compensation accrual	138,055	141,009	1,113,578
Increase (decrease) in retirement accrual	(364,552)	(402,362)	1,291,388
Net change in other assets and liabilities	(62,763)	162,271	748,918

Net cash provided by (used in) operating activities	(803,296)	731,197	4,426,461

Cash flows from investing activities:
Purchase of securities available for sale	-	-	(1,000,000)
Purchase of premises and equipment	-	(118,106)	(969,592)
Proceeds from disposal of assets	-	4,025,426	609,467
Redemption of life insurance policies	-	-	60,998
Investment in subsidiary	-	-	(3,516,874)

Net cash provided by (used in) investing activities	-	3,907,320	(4,816,001)

Cash flows from financing activities:
Cash paid to former stockholders on acquisition	-	-	(7,667,280)
Proceeds on issuance of guaranteed preferred beneficial interests in debentures	-	-	10,000,000
Dividends paid	(1,038,587)	(2,071,500)	(4,179,108)
Proceeds from the exercise of stock options	529,224	128,125	196,875
Acquisition of stock under the stock repurchase plans	-	-	(1,293,808)
Costs capitalized on issuance of guaranteed preferred beneficial interests in debentures	-	-	(344,500)

Net cash used in financing activities	(509,363)	(1,943,375)	(3,287,821)

Net increase (decrease) in cash	(1,312,659)	2,695,142	(3,677,361)

Cash at beginning of year	5,521,741	2,826,599	6,503,960

Cash at end of year	$4,209,082	$5,521,741	$2,826,599

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our accountants on accounting and financial disclosure matters in the past two fiscal years.

ITEM 9A.   CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers, board committees, codes of ethics, and compliance with Section 16 of the Exchange Act will be included in our definitive Proxy Statement (the “2004 Proxy Statement”) relating to the annual meeting of shareholders of PAB and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of our common stock will be included in the 2004 Proxy Statement and is incorporated herein by reference. Also see “Equity Compensation Plan Information” in Part II, Item 5 of this Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the 2004 Proxy Statement and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws.

4.1
Indenture Agreement, dated November 28, 2001, by and between the Registrant and Wilmington Trust Company for the issuance of Floating Rate Junior Subordinated Debt Securities due 2031 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

10.5
Employee Contract Termination Agreement, dated September 1, 2001, by and between C. Larry Wilkinson and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.6
Rescission Agreement, dated December 31, 2001, by and between R. Bradford Burnette and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

67

10.7
PAB Bankshares, Inc. Employee and Director Stock Purchase Program, dated July 1, 2002 and amended March 25, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8
Employment Agreement, dated January 1, 2003, by and between Michael E. Ricketson, the Registrant, and the Bank (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8.1
First Amendment to Employment Agreement, dated August 25, 2003, by and between Michael E. Ricketson, the Registrant, and the Bank (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.9
Employment Agreement, dated January 1, 2003, by and between Milton Burke Welsh and the Bank (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10
Employment Agreement, dated January 1, 2003, by and between R. Wesley Fuller and the Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.11
Employment Agreement, dated January 1, 2003, by and between Donald J. Torbert, Jr. and the Bank (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.11.1
First Amendment to Employment Agreement, dated August 26, 2003, by and between Donald J. Torbert, Jr. and the Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mauldin & Jenkins, LLC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

 (b) Reports on Form 8-K.

 1.  Press Release dated November 3, 2003 Announcing Third Quarter 2003 Earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAB BANKSHARES, INC.

Date: March 10, 2004	By:	/s/ Michael E. Ricketson
Michael E. Ricketson,
President and Chief Executive Officer

Signature	Title	Date

/s/ R. Bradford Burnette	Director	March 10, 2004

R. Bradford Burnette

/s/ Walter W. Carroll II	Director	March 10, 2004

Walter W. Carroll II

/s/ James L. Dewar, Jr.	Director, Chairman	March 10, 2004

James L. Dewar, Jr.

/s/ Michael H. Godwin	Director	March 10, 2004

Michael H. Godwin

/s/ Bill J. Jones	Director	March 10, 2004

Bill J. Jones

/s/ James B. Lanier, Jr.	Director	March 10, 2004

James B. Lanier, Jr.

/s/ Kennith D. McLeod	Director	March 10, 2004

Kennith D. McLeod, CPA

/s/ Paul E. Parker	Director	March 10, 2004

Paul E. Parker

/s/ Michael E. Ricketson	Director, President and Chief Executive Officer	March 10, 2004

Michael E. Ricketson

/s/ F. Ferrell Scruggs, Sr.	Director	March 10, 2004

F. Ferrell Scruggs, Sr.

/s/ John M. Simmons	Director	March 10, 2004

John M. Simmons

/s/ Joe P. Singletary, Jr.	Director	March 10, 2004

Joe P. Singletary, Jr.

/s/ Donald J. Torbert, Jr.	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 10, 2004

Donald J. Torbert, Jr., CPA

