Form 10-Q
period 2004-03-31
PAB BANKSHARES INC
filed 2004-05-10
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004 – Commission File Number 001-11823
__________

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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock at April 30, 2004 was 9,516,360 shares.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Statements of Condition	3
Statements of Income	4
Statements of Comprehensive Income	5
Statements of Stockholders’ Equity	6
Statements of Cash Flows	7
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12
Item 3. Qualitative and Quantitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	None
Item 2. Changes in Securities and Use of Proceeds	None
Item 3. Defaults Upon Senior Securities	None
Item 4. Submissions of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	21
CERTIFICATIONS	22

PART I.  FINANCIAL INFORMATION
PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and due from banks	$17,929,965	$22,920,218
Interest-bearing deposits in other banks	755,067	505,409
Federal funds sold	10,155,644	330,187
Investment securities	116,412,666	126,825,013

Loans	549,149,290	538,643,842
Allowance for loan losses	(9,730,275)	(10,139,114)

Net loans	539,419,015	528,504,728

Premises and equipment, net	19,825,050	20,047,375
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,520,312	10,422,078
Foreclosed assets	4,376,124	4,577,824
Other assets	9,920,117	10,623,956

Total assets	$735,298,564	$730,741,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$92,184,742	$94,882,871
Interest-bearing demand and savings	211,151,867	202,753,493
Time	253,516,168	259,280,172

Total deposits	556,852,777	556,916,536

Federal funds purchased and securities sold under agreements to repurchase	31,677,119	36,919,790
Advances from the Federal Home Loan Bank of Atlanta	51,426,381	44,714,043
Guaranteed preferred beneficial interests in debentures	10,310,000	10,000,000
Other liabilities	6,421,528	6,128,857

Total liabilities	656,687,805	654,679,226

Stockholders' equity:
Preferred stock, no par value, 1,500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 98,500,000 shares authorized;
9,514,240 and 9,484,660 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	29,503,520	29,314,700
Retained earnings	47,111,784	45,651,500
Accumulated other comprehensive income (loss)	778,390	(121,099)

Total stockholders’ equity	78,610,759	76,062,166

Total liabilities and stockholders' equity	$735,298,564	$730,741,392

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003

Interest income:
Interest and fees on loans	$8,251,198	$9,323,149
Interest and dividends on investment securities:
Taxable	1,240,915	952,670
Nontaxable	87,383	84,169
Other interest income	7,788	56,648

Total interest income	9,587,284	10,416,636

Interest expense:
Interest on deposits	1,954,982	2,963,568
Interest on Federal Home Loan Bank advances	250,157	444,620
Interest on other borrowings	224,912	185,090

Total interest expense	2,430,051	3,593,278

Net interest income	7,157,233	6,823,358

Provision for loan losses	-	-

Net interest income after provision for loan losses	7,157,233	6,823,358

Other income:
Service charges on deposit accounts	1,065,895	1,246,451
Other fee income	380,410	511,892
Securities transactions, net	1,596	250,575
Other noninterest income	358,009	152,441

Total other income	1,805,910	2,161,359

Other expenses:
Salaries and employee benefits	3,572,652	3,993,639
Occupancy expense of premises	442,014	435,090
Furniture and equipment expense	526,951	586,600
Other noninterest expense	1,183,912	1,290,008

Total other expenses	5,725,529	6,305,337

Income before income tax expense	3,237,614	2,679,380
Income tax expense	1,111,333	854,535

Net income	$2,126,281	$1,824,845

Earnings per common share:
Basic	$0.22	$0.19

Diluted	$0.22	$0.19

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003

Net income	$2,126,281	$1,824,845

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of
tax (benefit) of $463,916 and ($142,560)	900,542	(276,736)
Reclassification adjustment for gains included in
net income, net of tax of $543 and $85,196	(1,053)	(165,379)

	899,489	(442,115)

Comprehensive income	$3,025,770	$1,382,730

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2004 AND YEAR ENDED DECEMBER 31, 2003

	Common Stock

	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2002	9,430,413	$1,217,065	$28,785,476	$40,228,327	$1,033,870	$71,264,738
Net income	-	-	-	7,125,518	-	7,125,518
Other comprehensive loss	-	-	-	-	(1,154,969)	(1,154,969)
Cash dividends declared,
$.18 per share	-	-	-	(1,702,345)	-	(1,702,345)
Stock options exercised	54,247	-	529,224	-	-	529,224

Balance, December 31, 2003	9,484,660	1,217,065	29,314,700	45,651,500	(121,099)	76,062,166
Net income	-	-	-	2,126,281	-	2,126,281
Other comprehensive income	-	-	-	-	899,489	899,489
Cash dividends declared,
$.07 per share	-	-	-	(665,997)	-	(665,997)
Stock options exercised	29,580	-	188,820	-	-	188,820

Balance, March 31, 2004	9,514,240	$1,217,065	$29,503,520	$47,111,784	$778,390	$78,610,759

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,126,281	$1,824,845
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	646,039	835,034
Provision for deferred taxes	14,351	-
Net realized gain on securities transactions	(1,596)	(250,575)
Net gain on disposal of assets	(10,075)	(5,303)
Increase in cash value of bank-owned life insurance	(98,234)	(81,769)
Increase (decrease) in deferred compensation accrual	(50,864)	34,513
Decrease in retirement accruals	(98,271)	(91,138)
Net change in taxes receivable and taxes payable	1,096,982	854,535
Decrease in interest receivable	384,903	216,582
Increase (decrease) in interest payable	45,952	(82,286)
Net increase in prepaid expenses and other assets	(514,585)	(451,542)
Net decrease in accrued expenses and other liabilities	(836,685)	(988,655)

Net cash provided by operating activities	2,704,198	1,814,241

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(249,658)	301,115
(Increase) decrease in federal funds sold	(9,825,457)	22,030,000
Purchase of debt securities	-	(34,352,050)
Proceeds from sales and calls of debt securities	6,940,943	31,236,330
Proceeds from maturities and paydowns of debt securities	4,997,794	4,548,804
Purchase of equity investments	(324,700)	-
Redemption of equity investments	600	280,000
Net (increase) decrease in loans	(11,286,498)	6,439,664
Purchase of premises and equipment	(278,337)	(466,129)
Proceeds from disposal of assets	1,397,552	317,325

Net cash provided by (used in) investing activities	(8,627,761)	30,335,059

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(63,759)	(19,011,601)
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(5,242,671)	(1,912,335)
Advances from the Federal Home Loan Bank	6,848,400	-
Payments on Federal Home Loan Bank advances	(136,062)	(10,475,182)
Dividends paid	(661,418)	(8,560)
Proceeds from the exercise of stock options	188,820	-
Repurchase of preferred stock in REIT subsidiaries	-	(1,000)

Net cash provided by (used in) financing activities	933,310	(31,408,678)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003

Net increase (decrease) in cash and due from banks	$(4,990,253)	$740,622

Cash and due from banks at beginning of period	22,920,218	25,199,278

Cash and due from banks at end of period	$17,929,965	$25,939,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$2,384,099	$3,675,564

Taxes	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$1,362,860	$(669,869)

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

The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R (Revised December 2003), “Consolidation of Variable Interest Entities”. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this Interpretation. The Company has determined that the revised provisions required deconsolidation of the subsidiary trust which issued the trust preferred securities. The Interpretation did not have a material effect on the Company’s financial condition or results of operations.

The Company has two real estate investment trusts (REIT’s) and two intermediate REIT holding companies as subsidiaries of the Bank. The REIT’s were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REIT’s. To comply with Federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REIT’s was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REIT’s included in other liabilities was $117,000 and $107,000 as of March 31, 2004 and December 31, 2003, respectively.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.   BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	2004	2003

Basic earnings per share:
Net income	$2,126,281	$1,824,845

Weighted average common shares outstanding	9,500,031	9,430,413

Earnings per common share	$0.22	$0.19

Diluted earnings per share:
Net income	$2,126,281	$1,824,845

Weighted average common shares outstanding	9,500,031	9,430,413

Effect of dilutive stock options	189,549	46,232

Weighted average diluted common
shares outstanding	9,689,580	9,476,645

Earnings per common share	$0.22	$0.19

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for grants of stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003

Net income, as reported	$2,126,281	$1,824,845
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(54,420)	(56,437)

Pro forma net income	$2,071,861	$1,768,408

Earnings per share:
Basic – as reported	$0.22	$0.19

Basic – pro forma	$0.22	$0.19

Diluted – as reported	$0.22	$0.19

Diluted – pro forma	$0.21	$0.19

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB may constitute “forward-looking statements” under federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “plan”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (6) adverse changes may occur in the bond and equity markets; (7) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (8) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Annual Consolidated Financial Statements and related Notes included in the Company’s 2003 Annual Report on Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2003 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

FINANCIAL CONDITION

During the three months ended March 31, 2004, total assets grew $4.3 million, or 0.6%, from $730.7 million at the end of 2003 to $735.0 million at the end of the first quarter. Total loans increased $10.5 million, or 1.95%, and total deposits decreased $64,000 during the quarter. We borrowed $6.8 million in advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) and used $11.9 million in cash flows from our investment portfolio to fund the increase in loans during the quarter. The balance of the investment cash flows has been temporarily invested in Fed Funds and will be used to meet liquidity needs, pay off debt, or reinvested in debt securities during the second quarter.

Stockholders’ equity is 10.7% of total assets at quarter end. We declared a first quarter 2004 dividend of $0.07 per common share payable to stockholders of record on March 31, 2004.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2004 was $2.13 million, or $0.22 per diluted share, as compared to $1.82 million, or $0.19 per diluted share, during the same period in 2003. The $301,000 increase in net income is the net result of a $334,000 increase in net interest income (or $336,000 on a taxable-equivalent basis), a $356,000 decrease in other income, a $580,000 decrease in other expenses, and a $257,000 increase in income tax expense. The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended March 31, 2004, net interest income on a taxable-equivalent basis was $7.2 million, or $336,000 more than our net interest income for the first quarter of 2003.

Total interest income on a taxable-equivalent basis was $9.63 million, a 7.9% decrease compared to $10.46 million earned during the same period in 2003. The decrease in interest income was due primarily to a 52 basis point decrease in the average yield earned on those earning assets between the periods.

Total interest expense was $2.43 million, a 32.4% decrease compared to $3.59 million paid during the same period in 2003. The decrease in interest expense was due primarily to an 80 basis point decrease in the average rate paid on those interest-bearing liabilities between the periods. The decline in rates is the result of a continued downward repricing of our funding sources as interest rates have remained low over the past few years.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the first quarter of 2004 was 4.34%, 19 basis points higher than our net interest margin of 4.15% during the same period in 2003. The improved margin is primarily the result of a lower cost of funds compared to the first quarter of 2003. In addition, the margin for the first quarter of 2004 was higher than the 4.14% margin earned during the fourth quarter of 2003. The increase from last quarter is due primarily to an increase in earning assets throughout the quarter.

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2004 and 2003. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,	2004			2003

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

	(Dollars In Thousands)
Interest-earning assets:
Loans	$541,549	$8,251	6.13%	$554,638	$9,323	6.82%
Investment securities:
Taxable	113,459	1,241	4.40%	89,785	953	4.30%
Nontaxable	8,802	132	6.05%	8,034	127	6.44%
Other short-term investments	3,707	8	0.85%	19,070	57	1.20%

Total interest-earning assets	$667,517	$9,632	5.80%	$671,527	$10,460	6.32%

Interest-bearing liabilities:
Demand deposits	$165,252	$255	0.62%	$171,381	$449	1.06%
Savings deposits	40,675	56	0.55%	38,383	81	0.86%
Time deposits	255,192	1,645	2.59%	295,817	2,433	3.34%
FHLB advances	45,873	250	2.19%	34,324	445	5.25%
Notes payable	10,000	126	5.09%	10,000	131	5.30%
Other short-term borrowings	34,549	98	1.14%	16,799	54	1.31%

Total interest-bearing liabilities	$551,541	$2,430	1.77%	$566,704	$3,593	2.57%

Interest rate spread			4.03%			3.75%

Net interest income		$7,202			$6,867

Net interest margin			4.34%			4.15%

Provision for Loan Losses
For the three months ended March 31, 2004 and March 31, 2003, there was no provision for loan losses recorded. Based on our monthly assessments of the allowance for loan losses during the quarter, no provision was needed. As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.

At March 31, 2004, the allowance as a percent of total loans was 1.77%, compared to 1.88% at December 31, 2003. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. This methodology includes an assessment for specific valuations on larger loan lines and nonperforming loans, and an assessment based on environmental factors applied to other homogenous groups of otherwise performing loans. The environmental factors considered in developing our loss measurements include:

●	levels of and trends in delinquencies and impaired loans;
●	levels of and trends in charge-offs and recoveries;
●	trends in volume and terms of loans;
●	effects of any changes in risk selection and underwriting standards and other changes in lending policies, procedures, and practices;
●	experience, ability, and depth of lending management and other relevant staff;
●	national and local economic trends and conditions;
●	industry conditions; and
●	effects of changes in credit concentrations.

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

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Mar-04	Dec-03	Sep-03	Jun-03	Mar-03

	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$4,868	$7,048	$7,230	$9,842	$10,301
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	-	-	-	-	-
Troubled debt restructurings not included above	2,188	1,168	1,176	1,188	1,200
Other impaired loans	-

Total nonperforming loans	$7,056	$8,216	$8,406	$11,030	$11,501

Total nonperforming loans as a percentage of
total loans	1.28%	1.53%	1.58%	2.08%	2.10%

Net charge-offs of $409,000 during the first quarter was a 18.6% increase compared to $345,000 during the same period in 2003. When annualized, this level of charge-offs equates to 0.30% of average loans, compared to 0.25% for the 2003 fiscal year.

Other Income
A summary of other noninterest income for the three months ended March 31, 2004 and 2003 follows:

For the Three Months Ended March 31,	2004	2003

	Amount	Amount	Percent Change

	(Dollars in Thousands)
Noninterest income:
Service charges on deposit account	$1,066	$1,246	-14.4%
Mortgage origination fees	103	231	-55.4%
Securities transactions, net	2	250	-99.2%
Gain on sale of financial services operation	200	-	100.0%
Earnings on bank-owned life insurance	98	82	19.5%
Gain (loss) on disposal of assets	10	(5)	300.0%
Other noninterest income	327	357	-8.4%

Total noninterest income	$1,806	$2,161	-16.4%

Noninterest income as a percentage
of average assets	0.25%	0.30%

During the three months ended March 31, 2004, total other income was $1.8 million, a 16.4% decrease compared to the same period in 2003. This decrease is due primarily to the $180,000 decrease in service charges on deposit accounts and a $248,000 decrease in security transactions. Of the decrease in service charges, $173,000 is directly attributable to a decrease in overdraft and non-sufficient funds charges compared to first quarter 2003. In regards to the decrease in earnings from securities transactions, gains and losses taken on the sale of securities will fluctuate between periods based on market opportunities and liquidity needs.

Mortgage origination fees decreased $128,000, or 55.4%, due to a decline in the volume of mortgage originations and refinancings compared to the first quarter of 2003. In January 2004, we sold our interest in our financial services operation and recorded a gain of $200,000. Earnings on bank owned life insurance increased $16,000 from 2003.

During January of 2004, we sold a former branch office in Ocala, Florida for $800,000, recording a gain of $27,000. This branch was closed in November of 2003, with our main branch in Ocala assuming the deposit and loan relationships at that time.

Other Expenses
A summary of other noninterest expense for the three months ended March 31, 2004 and 2003 follows:

For the Three Months Ended March 31,	2004	2003

	Amount	Amount	Percent Change

	(Dollars in Thousand)
Noninterest expenses:
Salaries and wages	$2,886	$3,213	-10.2%
Deferred loan costs	(169)	(119)	42.0%
Employee benefits	856	899	-4.8%
Net occupancy expense of premises	442	435	1.6%
Furniture and equipment expense	527	587	-10.2%
Advertising and business development	107	99	8.1%
Supplies and printing	121	152	-20.4%
Telephone and internet charges	78	142	-45.1%
Postage and courier	142	140	1.4%
Legal and accounting fees	60	110	-45.5%
Service charges and fees	118	120	-1.7%
Other noninterest expense	558	527	5.9%

Total noninterest expense	$5,726	$6,305	-9.2%

Noninterest expense as a percentage
of average assets	0.79%	0.86%

During the three months ended March 31, 2004, total other expense was $5.73 million, a 9.2% decrease compared to the same period in 2003. The majority of the decrease from 2003 is due to the 10.2% decrease in salaries and wages, the corresponding 4.8% decrease in employee benefits and the 42.0% increase in deferred loan costs. Salaries and wage expense and employee benefits is down due to the 10.0% decline in the number of employees from 304 (full-time equivalent) as of March 31, 2003 to 275 as of March 31, 2004. Deferred loan cost, a credit against salaries and wages, increased $50,000, from 2003 and resulted in a decrease in expense reported during the period. The decline in the deferral of direct loan costs is due to the increase in loan volume experienced in the first quarter of 2004 compared to the first quarter of 2003.

Furniture and equipment expense decreased 10.2% or $60,000 compared to March 20, 2003. This decrease is a result of a $56,000 decrease in book depreciation expense. Telephone and internet charges were down $64,000 due to a redesign of our communications network, utilizing internet technology efficiencies. Legal and accounting fees were down 45.4% due to the expenses incurred in the first quarter of 2003 on the collection and recovery of problem loans and regulatory matters. The remaining expenses decreased due primarily to efficiencies gained from our charter consolidations and the centralization of back office operations and tighter cost controls.

Income Tax Expense
During the three months ended March 31, 2004, income tax expense was $1,111,000, a 30.1% increase compared to the same period in 2003. As a percentage of net income before taxes, income tax expense was 34.3% and 31.9% for the first quarters of 2004 and 2003, respectively.

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

At March 31, 2004, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, Federal Funds sold, and investment securities) to total assets was 19.0%, compared to 19.9%, at December 31, 2003. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

The Company intends to open a new branch office in Stockbridge, Henry County, Georgia in June 2004. We will rent the office and expend approximately $110,000 on leasehold improvements, furniture, fixtures and equipment. We will fund these expenditures with cash provided from operations in 2004. There are no additional binding commitments for material cash expenditures outstanding at this time.

Contractual Obligations
Summarized below are our contractual obligations as of March 31, 2004.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(Dollars in Thousands)
Federal Home Loan Bank of Atlanta
Advances	$51,426	$1,930	$8,787	$10,350	$30,359
Operating Lease Obligations	713	166	290	253	4
Guaranteed Preferred Beneficial Interests
in Debentures	10,310	-	-	-	10,310

	$62,449	$2,096	$9,077	$10,603	$40,673

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2004 and December 31, 2003 are as follows:

	Mar-04	Dec-03

	(Dollars in Thousands)
Commitments to extend credit	$96,966	$84,533
Standby letters of credit	$2,840	$2,755

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by banking regulators. At March 31, 2004, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have changed our capital ratings.

The following table summarizes the regulatory capital ratios of the Company and the Bank at March 31, 2004.

	Company Consolidated	Bank	Minimum Regulatory Requirement

Total Capital to Risk Weighted Assets	15.2%	14.3%	8.0%
Tier 1 Capital to Risk Weighted Assets	13.9%	13.0%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	11.4%	10.6%	4.0%

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our 2003 Annual Report on Form 10-K. The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.

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

Estimates of Fair Value
The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, goodwill, other real estate owned, and other repossessed assets. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended March 31, 2004.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At March 31, 2004, our one-year management-adjusted gap ratio of 1.42 was outside of our policy guidelines, however, this exception to policy was part of our strategy to position our balance sheet to benefit from an increase in interest rates.

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year

	(Dollars in thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$387,823	$380,434	$419,826
Rate Sensitive Liabilities (RSL)	330,287	386,615	454,417

RSA minus RSL (Gap)	$57,536	$(6,181)	$(34,591)

Gap Ratio (RSA/RSL)	1.17	0.98	0.92

Management-Adjusted
Rate Sensitive Assets (RSA)	$398,962	$433,268	$490,158
Rate Sensitive Liabilities (RSL)	136,189	182,718	344,092

RSA minus RSL (Gap)	$262,773	$250,550	$146,066

Gap Ratio (RSA/RSL)	2.93	2.37	1.42

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 5.2% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 23.7% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. However, this exception needs to be considered in conjunction with the fact that a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.00%. If market rates immediately fell by 100 basis points, a more plausible but still unlikely scenario, our model projected net interest income to decrease 10.44% over the next year.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

	Effect on Net Interest Income

Market Rate Change	Gradual	Immediate

+300 bps	5.75%	6.48%
+200 bps	5.03%	5.20%
+100 bps	2.91%	2.72%
-100 bps	-9.37%	-10.44%

ITEM 4.   CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

(b)   Reports on Form 8-K.

1. Press Release dated February 3, 2004 Announcing 2003 Fourth Quarter and Full Year Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date:	May 10, 2004	By:	/s/ Michael E. Ricketson

Michael E. Ricketson,
President and Chief Executive Officer

Date:	May 10, 2004	By:	/s/ Donald J. Torbert, Jr

Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer

