Form 10-Q
period 2004-06-30
PAB BANKSHARES INC
filed 2004-08-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004 - Commission File Number 1-11823
-------------

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
Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock at July 30, 2004 was 9,488,760 shares.

PART I. FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$20,789,330	$22,920,218
Interest-bearing deposits in other banks	1,569,291	505,409
Federal funds sold	12,541,750	330,187
Investment securities	108,576,156	126,825,013

Loans	554,523,799	538,643,842
Allowance for loan losses	(9,609,087)	(10,139,114)
Net loans	544,914,712	528,504,728

Premises and equipment, net	19,489,713	20,047,375
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,566,108	10,422,078
Foreclosed assets	4,298,433	4,577,824
Other assets	10,506,434	10,623,956

Total assets	$739,236,531	$730,741,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$96,554,164	$94,882,871
Interest-bearing demand and savings	218,673,577	202,753,493
Time	250,385,508	259,280,172
Total deposits	565,613,249	556,916,536

Federal funds purchased and securities sold under agreements to repurchase	20,974,252	36,919,790
Advances from the Federal Home Loan Bank of Atlanta	59,321,386	44,714,043
Guaranteed preferred beneficial interests in debentures	10,310,000	10,000,000
Other liabilities	5,282,895	6,128,857
Total liabilities	661,501,782	654,679,226

Stockholders’ equity:
Preferred stock, no par value, 1,500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 98,500,000 shares authorized,
9,496,360 and 9,484,660 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	29,285,477	29,314,700
Retained earnings	48,566,093	45,651,500
Accumulated other comprehensive loss	(1,333,886)	(121,099)
Total stockholders’ equity	77,734,749	76,062,166

Total liabilities and stockholders’ equity	$739,236,531	$730,741,392

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$8,360,603	$8,953,641	$16,611,801	$18,276,790
Interest and dividends on investment securities:
Taxable	1,075,233	997,672	2,316,148	1,950,342
Nontaxable	84,147	88,245	171,530	172,414
Other interest income	31,893	35,086	39,681	91,735
Total interest income	9,551,876	10,074,644	19,139,160	20,491,281

Interest expense:
Interest on deposits	1,886,975	2,679,102	3,841,957	5,642,670
Interest on Federal Home Loan Bank advances	279,054	397,199	529,211	841,819
Interest on other borrowings	214,949	177,838	439,861	362,928
Total interest expense	2,380,978	3,254,139	4,811,029	6,847,417

Net interest income	7,170,898	6,820,505	14,328,131	13,643,864

Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	7,170,898	6,820,505	14,328,131	13,643,864

Other income:
Service charges on deposit accounts	1,094,276	1,287,588	2,160,171	2,534,039
Other fee income	289,099	453,579	669,509	965,471
Securities transactions, net	(1,020)	107,199	576	357,774
Other noninterest income	107,766	38,311	465,775	190,753
Total other income	1,490,121	1,886,677	3,296,031	4,048,037

Other expenses:
Salaries and employee benefits	3,341,315	3,817,765	6,913,967	7,811,405
Occupancy expense of premises	459,525	442,816	901,539	877,906
Furniture and equipment expense	522,958	615,315	1,049,909	1,201,915
Other noninterest expense	1,289,372	1,348,663	2,473,284	2,638,672
Total other expenses	5,613,170	6,224,559	11,338,699	12,529,898

Income before income tax expense	3,047,849	2,482,623	6,285,463	5,162,003
Income tax expense	928,060	750,972	2,039,393	1,605,507

Net income	$2,119,789	$1,731,651	$4,246,070	$3,556,496

Earnings per common share:
Basic	$0.23	$0.19	$0.45	$0.38
Diluted	$0.22	$0.18	$0.44	$0.37

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$2,119,789	$1,731,651	$4,246,070	$3,556,496

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the
period, net of tax (benefit) of ($1,088,490) and $402,719
for the quarter and ($624,966) and $260,158
for the year to date	(2,112,949)	781,749	(1,212,407)	505,014
Reclassification adjustment for (gains) losses
included in net income, net of tax (benefit) of ($347)
and $36,448 for the quarter and $196 and $121,643
for the year to date	673	(70,751)	(380)	(236,131)
	(2,112,276)	710,998	(1,212,787)	268,883

Comprehensive income	$7,513	$2,442,649	$3,033,283	$3,825,379

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2004 AND YEAR ENDED DECEMBER 31, 2003

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2002	9,430,413	$1,217,065	$28,785,476	$40,228,327	$1,033,870	$71,264,738
Net income	-	-	-	7,125,518	-	7,125,518
Other comprehensive loss	-	-	-	-	(1,154,969)	(1,154,969)
Cash dividends declared,
$.18 per share	-	-	-	(1,702,345)	-	(1,702,345)
Stock options exercised	54,247	-	529,224	-	-	529,224
Balance, December 31, 2003	9,484,660	1,217,065	29,314,700	45,651,500	(121,099)	76,062,166
Net income	-	-	-	4,246,070	-	4,246,070
Other comprehensive loss	-	-	-	-	(1,212,787)	(1,212,787)
Cash dividends declared,
$.14 per share	-	-	-	(1,331,477)	-	(1,331,477)
Stock acquired and cancelled
under stock repurchase plan	(20,000)	-	(241,288)	-	-	(241,288)
Stock options exercised	31,700	-	212,065	-	-	212,065
Balance, June 30, 2004	9,496,360	$1,217,065	$29,285,477	$48,566,093	$(1,333,886)	$77,734,749

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,246,070	$3,556,496
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	1,329,073	1,731,596
Provision for loan losses	-	-
Net realized gain on securities transactions	(576)	(357,774)
Net gain (loss) on disposal of assets	(27,169)	123,567
Increase in cash value of bank-owned life insurance	(144,030)	(237,638)
Increase (decrease) in deferred compensation accrual	(13,486)	69,027
Decrease in retirement accruals	(196,541)	(182,376)
Decrease in taxes receivable	258,299	10,507
Decrease in interest receivable	316,945	521,910
Decrease in interest payable	(111,053)	(223,852)
Net increase in prepaid expenses and other assets	(329,955)	(107,205)
Net decrease in accrued expenses and other liabilities	(526,604)	(481,082)
Net cash provided by operating activities	4,800,973	4,423,176

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(1,063,882)	64,022
(Increase) decrease in Federal funds sold	(12,211,563)	21,923,000
Purchase of securities available for sale	(6,255,684)	(92,706,407)
Proceeds from sales and calls of securities available for sale	12,362,355	36,659,399
Proceeds from maturities and paydowns of securities available for sale	10,660,983	14,800,721
Purchase of restricted and other equity investments	(723,400)	(1,444,700)
Redemption of restricted and other equity investments	600	543,800
Net (increase) decrease in loans	(16,891,104)	23,076,594
Purchase of premises and equipment	(405,605)	(665,149)
Proceeds from disposal of assets	1,595,899	740,135
Net cash provided by (used in) investing activities	(12,931,401)	2,991,415

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,696,713	(33,500,171)
Net increase (decrease) in Federal funds purchased and
securities sold under repurchase agreements	(15,945,538)	7,500,848
Advances from Federal Home Loan Bank	14,848,400	36,000,000
Payments on Federal Home Loan Bank advances	(241,057)	(12,653,221)
Dividends paid	(1,329,755)	(287,313)
Proceeds from the exercise of stock options	212,065	41,935
Acquisition of stock under stock repurchase plan	(241,288)	-
Repurchase of preferred stock in REIT subsidiaries	-	(3,000)
Net cash provided by (used in) financing activities	5,999,540	(2,900,922)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	2004	2003

Net increase (decrease) in cash and due from banks	$(2,130,888)	$4,513,669

Cash and due from banks at beginning of period	22,920,218	25,199,278

Cash and due from banks at end of period	$20,789,330	$29,712,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$4,922,082	$7,071,269
Taxes	$1,781,094	$1,595,000

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$(1,837,556)	$407,399
Transfer of premises and equipment to other assets	$-	$551,269

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

PAB Bankshares, Inc, (the Company) is a bank holding company whose business is primarily conducted by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the Bank). The Bank is a state-chartered, member bank of the Federal Reserve System that was originally founded in 1956 in Valdosta, Lowndes County, Georgia. Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

Banking Locations	Number of Offices
South Georgia Market:
Valdosta, Lowndes County, Georgia	3 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
North Georgia Market:
McDonough, Henry County, Georgia	1
Stockbridge, Henry County, Georgia	1 (opened July 1, 2004)
Oakwood, Hall County, Georgia	1
Athens, Clarke County, Georgia	1 (loan production office)
Florida Market:
Ocala, Marion County, Florida	1
St. Augustine, St. Johns County, Florida	1 (loan production office)

The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R (Revised December 2003), "Consolidation of Variable Interest Entities". This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this Interpretation. The Company has determined that the revised provisions required deconsolidation of the subsidiary trust which issued the trust preferred securities. The Interpretation did not have a material effect on the Company’s financial condition or results of operations.

The Company has two real estate investment trusts (REIT’s) and two intermediate REIT holding companies as subsidiaries of the Bank. The REIT’s were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REIT’s. To comply with Federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REIT’s was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REIT’s included in other liabilities was $117,000 as of June 30, 2004 and December 31, 2003.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of foreclosed assets and deferred taxes.

NOTE 3.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$2,119,789	$1,731,651	$4,246,070	$3,556,496

Weighted average common shares outstanding	9,515,438	9,431,644	9,507,735	9,431,032

Earnings per common share	$0.23	$0.19	$0.45	$0.38

Diluted earnings per share:
Net income	$2,119,789	$1,731,651	$4,246,070	$3,556,496

Weighted average common shares outstanding	9,515,438	9,431,644	9,507,735	9,431,032
Effect of dilutive stock options	125,399	122,701	158,022	76,516
Weighted average diluted common
shares outstanding	9,640,837	9,554,345	9,665,757	9,507,548

Earnings per common share	$0.22	$0.18	$0.44	$0.37

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income, as reported	$2,119,789	$1,731,651	$4,246,070	$3,556,496
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(54,269)	(59,047)	(108,689)	(115,484)
Pro forma net income	$2,065,520	$1,672,604	$4,137,381	$3,441,012

Earnings per share:
Basic - as reported	$0.23	$0.19	$0.45	$0.38
Basic - pro forma	$0.22	$0.18	$0.44	$0.36
Diluted - as reported	$0.22	$0.18	$0.44	$0.37
Diluted - pro forma	$0.21	$0.18	$0.43	$0.36

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation", as well as oral statements made by PAB Bankshares, Inc. ("PAB", and also referred to in this Report as either "the Company", "we", "us", or "our") or the officers, directors, or employees of PAB may constitute "forward-looking statements" under federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential share repurchases, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "plan", "expect", "estimate", "could", "should", "will" and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (6) adverse changes may occur in the bond and equity markets; (7) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (8) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market. Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our "South Georgia" market. Our offices in Henry, Hall, and Clarke counties are referred to collectively as our "North Georgia" market in this Report. Our offices in Marion and St. Johns counties are collectively referred to as our "Florida" market. In addition, we hold our corporate assets, correspondent account balances, investment portfolio, out-of-market participation loans, insider loans and deposits, etc. at the corporate level, in the "Treasury".

FINANCIAL CONDITION

During the six months ended June 30, 2004, total assets grew $8.5 million, or 1.2%, from $730.7 million as of the end of 2003 to $739.2 million at the end of the second quarter. Total loans increased $15.9 million, or 3.0%, and total deposits increased $8.7 million, or 1.6%, during the same period. Of the $8.7 million in net deposit growth for the year, $8.0 million was deposited into the Bank during the quarter by a local public funds account. We used $14.8 million in new advances from the Federal Home Loan Bank of Atlanta (the "FHLB"), cash flows from our investment portfolio, and the deposit growth to fund the increase in loans during the six months ended June 30, 2004. The balance of the investment cash flows and deposit growth has been temporarily invested in Fed Funds and will be used to meet liquidity needs, pay off debt, or reinvested in loans or securities.

Our loan portfolio continues to grow at a modest pace. Loans in North Georgia have increased $18.5 million (10.3%) since year end with the majority of the growth being construction and development loans. Loans in South Georgia have decreased $4.4 million (1.5%) since year end, and loans in Florida have increased $5.4 million (12.9%) since year end. Broken down by market, the loan portfolio consists of $198.3 million (35.8%) in North Georgia, $282.0 million (50.9%) in South Georgia, $47.4 million (8.5%) in Florida, and $26.8 million (4.8%) in the Treasury.

The following table highlights the changes in the composition of the loan portfolio over the past six months.

As of Quarter End	Jun-04	% of Total	Dec-03	% of Total
	(Dollars In Thousands)
Commercial and financial	$50,151	9.0%	$53,849	10.0%
Agricultural (including loans secured by farmland)	27,005	4.9%	24,071	4.5%
Real estate - construction	114,794	20.7%	100,150	18.6%
Real estate - mortgage (commercial and residential)	340,081	61.3%	332,004	61.6%
Installment loans to individuals and other loans	23,193	4.2%	29,366	5.5%
	555,224	100.1%	539,440	100.1%
Unearned income, net	(700)	-0.1%	(796)	-0.1%
	554,524	100.0%	538,644	100.0%
Allowance for loan losses	(9,609)	-1.7%	(10,139)	-1.9%
	$544,915	98.3%	$528,505	98.1%

Stockholders’ equity was 10.5% of total assets at quarter end. Total equity has increased $1.7 million, or 2.2%, since year end. This increase is primarily the net result of $4.2 million in earnings, less $1.3 million in dividends and a $1.2 million decrease in the market value of our securities portfolio. We declared a second quarter 2004 dividend of $0.07 per common share payable to stockholders of record on June 30, 2004. We announced a 400,000 share stock buyback plan during the second quarter of 2004, and we repurchased and cancelled 20,000 shares of our common stock under the plan during the quarter.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2004 was $2.1 million, or $0.22 per diluted share, as compared to $1.7 million, or $0.18 per diluted share, during the same period in 2003. The $388,000 increase in net income is the net result of a $350,000 increase in net interest income (or $348,000 on a taxable-equivalent basis), a $397,000 decrease in other income, a $612,000 decrease in other expenses, and a $177,000 increase in income tax expense.

Net income for the six months ended June 30, 2004 was $4.2 million, or $0.44 per diluted share, as compared to $3.6 million, or $0.37 per diluted share, during the same period in 2003. The $690,000 increase in net income is the net result of a $684,000 increase in net interest income (or $683,000 on a taxable-equivalent basis), a $752,000 decrease in other income, a $1,191,000 decrease in other expenses, and a $433,000 increase in income tax expense.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended June 30, 2004, our net interest income on a taxable-equivalent basis was $7.2 million, a 5.1% increase over the $6.9 million in net interest income for the second quarter of 2003. For the six months ended June 30, 2004, net interest income on a taxable-equivalent basis was $14.4 million, a 5.0% increase over the $13.7 million in net interest income for the same period in 2003. The improvement in net interest income for the quarter and year to date is primarily the result of our aggressive management of our interest expense. With the majority of our earning assets repricing downward, we had to lower our deposit rates and refinance our other borrowings at lower rates to offset the decrease in interest income.

For the second quarter of 2004, total interest income on a taxable-equivalent basis was $9.6 million, a 5.2% decrease compared to $10.1 million earned during the same period in 2003. The decrease in interest income was due primarily to a 38 basis point decrease in the average yield earned on those earning assets between the periods. Total interest expense was $2.4 million, a 26.8% decrease compared to $3.3 million paid during the same period in 2003. The decrease in interest expense was due primarily to a 60 basis point decrease in the average rate paid on those interest-bearing liabilities between the periods.

For the first half of 2004, total interest income on a taxable-equivalent basis was $19.2 million, a 6.2% decrease compared to $20.5 million earned during the same period in 2003. The decrease in interest income was due primarily to a 45 basis point decrease in the average yield earned on those earning assets between the periods. Total interest expense was $4.8 million, a 29.7% decrease compared to $6.8 million paid during the same period in 2003. The decrease in interest expense was due primarily to a 71 basis point decrease in the average rate paid on those interest-bearing liabilities between the periods.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the second quarter of 2004 was 4.28%, 15 basis points higher than our net interest margin of 4.13% during the same period in 2003. For the six months ended June 30, 2004, our net interest margin was 4.31%, 17 basis points higher than our net interest margin of 4.14% for the same period in 2003. Both of these improved margins are primarily the result of a lower cost of funds compared to the three and six months periods ending June 30, 2003.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and six months ended June 30, 2004 and 2003. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Quarter Ended June 30,		2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$551,675	$8,361	6.10%	$541,836	$8,954	6.63%
Investment securities:
Taxable	103,222	1,075	4.19%	105,155	998	3.81%
Nontaxable	8,611	127	5.96%	8,578	133	6.25%
Other short-term investments	14,019	32	0.92%	11,893	35	1.18%
Total interest-earning assets	$677,527	$9,595	5.70%	$667,462	$10,120	6.08%
Interest-bearing liabilities:
Demand deposits	$169,654	$256	0.61%	$165,803	$378	0.92%
Savings deposits	42,448	56	0.53%	39,438	76	0.77%
Time deposits	253,012	1,575	2.50%	285,368	2,225	3.13%
FHLB advances	55,614	279	2.02%	45,102	397	3.53%
Notes payable	10,310	140	5.45%	10,000	128	5.13%
Other short-term borrowings	26,483	75	1.14%	16,010	50	1.25%
Total interest-bearing liabilities	$557,521	$2,381	1.72%	$561,721	$3,254	2.32%

Interest rate spread			3.98%			3.76%
Net interest income		$7,214			$6,866
Net interest margin			4.28%			4.13%

For the Six Months Ended June 30,		2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$546,612	$16,612	6.11%	$548,202	$18,277	6.72%
Investment securities:
Taxable	108,340	2,316	4.30%	97,513	1,950	4.03%
Nontaxable	8,706	260	6.00%	8,307	261	6.34%
Other short-term investments	8,863	39	0.90%	15,461	92	1.20%
Total interest-earning assets	$672,521	$19,227	5.75%	$669,483	$20,580	6.20%
Interest-bearing liabilities:
Demand deposits	$167,453	$510	0.61%	$168,576	$828	0.99%
Savings deposits	41,561	112	0.54%	38,913	157	0.81%
Time deposits	254,102	3,220	2.55%	290,564	4,658	3.23%
FHLB advances	50,743	529	2.10%	39,743	842	4.27%
Notes payable	10,310	266	5.19%	10,000	258	5.22%
Other short-term borrowings	30,516	174	1.14%	16,402	104	1.28%
Total interest-bearing liabilities	$554,685	$4,811	1.74%	$564,198	$6,847	2.45%

Interest rate spread			4.01%			3.75%
Net interest income		$14,416			$13,733
Net interest margin			4.31%			4.14%

Provision for Loan Losses
For the three and six months ended June 30, 2004 and June 30, 2003, there were no provisions for loan losses recorded. Based on our monthly assessments of the allowance for loan losses during the quarter, no provisions were needed. As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral. As outlined below, our levels of nonperforming loans and loan losses have improved over recent years. In addition, our loans past due 30 days or more was down to 0.72% of total loans at June 30, 2004, a significant improvement compared to our ratios in the three to four percent range from two years ago. The economy is growing and commercial loan demand is improving. However, we continue to be concerned with the levels of consumer debt and the high level of consumer bankruptcies in our markets. We recognize the potential risk that rising interest rates and inflation could have a negative impact on both our consumer and commercial borrowers. We also recognize the potential risks associated with the growing concentration of construction and development loans in our loan portfolio, and we have made adjustments for those environmental factors in our determination of the adequacy of the allowance for loan losses at June 30, 2004.

At June 30, 2004, the allowance for loan losses as a percent of total loans was 1.73%, compared to 1.88% at December 31, 2003. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. This methodology includes an assessment for specific valuations on larger loan lines and nonperforming loans, and an assessment based on environmental factors applied to other homogenous groups of otherwise performing loans. The environmental factors considered in developing our loss measurements include:

•	levels of and trends in delinquencies and impaired loans;
•	levels of and trends in charge-offs and recoveries;
•	trends in volume and terms of loans;
•	effects of any changes in risk selection and underwriting standards and other changes in lending policies, procedures, and practices;
•	experience, ability, and depth of lending management and other relevant staff;
•	national and local economic trends and conditions;
•	industry conditions;
•	and effects of changes in credit concentrations.

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

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Jun-04	Mar-04	Dec-03	Sep-03	Jun-03
		(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$4,484	$4,868	$7,048	$7,230	$9,842
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	9	-	-	-	-
Troubled debt restructurings not included above	2,179	2,188	1,168	1,176	1,188
Total nonperforming loans	$6,672	$7,056	$8,216	$8,406	$11,030

Total nonperforming loans as a percentage of
total loans	1.20%	1.28%	1.53%	1.58%	2.08%

For the six month period ended June 30, 2004, we recorded $1,057,000 in loan losses and we recovered $527,000 in previously charged-off loans, for a net loss of $530,000, or 0.19% of average loans on an annualized basis. This is an improvement in both the levels of charge-offs and recoveries over the same period in 2003. For the six month period ended June 30, 2003, we recorded $1,677,000 in loan losses and we recovered $308,000 in previously charged-off loans, for a net loss of $1,369,000, or 0.50% of average loans on an annualized basis.

Other Income
A summary of noninterest income follows:

	Second Quarter			Year To Date
	2004	2003	Pct. Chg.	2004	2003	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit account	$1,094	$1,288	-15.0%	$2,160	$2,534	-14.8%
Mortgage origination fees	133	201	-33.7%	236	431	-45.3%
Securities transactions, net	(1)	107	-100.9%	1	358	-99.7%
Gain on sale of financial services operation	-	-	-	200	-	-
Earnings on bank-owned life insurance	46	156	-70.5%	144	238	-39.5%
Gain (loss) on disposal of assets	10	(189)	105.3%	20	(194)	110.3%
Other noninterest income	208	324	-35.9%	535	681	-21.5%
Total noninterest income	$1,490	$1,887	-21.0%	$3,296	$4,048	-18.6%

Service charges on deposit accounts decreased due to a decrease in volume of overdraft and non-sufficient funds charges. Mortgage origination fees decreased due to a decline in the volume of mortgage originations and refinancings as mortgage rates have risen. Earnings on bank-owned life insurance decreased primarily as a result of decreased earnings on these policies compared to 2003. Gains on disposal of assets improved from a net loss in 2003 to a net gain in 2004 due to a decrease in the volume of foreclosed asset transactions and the subsequent recording of losses associated with their disposition. The decrease in other noninterest income is primarily due to the disposal of our financial services operation during the first quarter of 2004 and the corresponding absence of brokerage fees earned.

Other Expenses

A summary of noninterest expense follows:

	Second Quarter			Year To Date
	2004	2003	Pct. Chg.	2004	2003	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$2,821	$3,137	-10.1%	$5,709	$6,338	-9.9%
Deferred loan cost	(185)	(98)	88.8%	(355)	(217)	63.6%
Employee benefits	705	779	-9.5%	1,560	1,690	-7.7%
Net occupancy expense of premises	460	443	3.8%	902	878	2.7%
Furniture and equipment expense	523	615	-15.0%	1,050	1,202	-12.6%
Advertising and business development	104	102	2.0%	212	201	5.5%
Supplies and printing	99	148	-33.1%	220	300	-26.7%
Telephone and internet charges	89	115	-22.6%	167	257	-35.0%
Postage and courier	140	141	-0.7%	282	281	0.4%
Legal and accounting fees	105	171	-38.6%	165	281	-41.3%
Other noninterest expense	752	672	11.9%	1,427	1,319	8.2%
Total noninterest expense	$5,613	$6,225	-9.8%	$11,339	$12,530	-9.5%

Salaries and wages expense and employee benefits were down due primarily to a 6% decline in the number of employees from 295 (full-time equivalents) as of June 30, 2003 to 277 as of June 30, 2004. Deferred loan cost, a credit against salaries and wages, increased and resulted in a decrease in expense reported during the period. The increase in the deferral of direct loan costs is due to an increase in loan volume experienced during 2004 compared to the same period in 2003. Furniture and equipment expense decreased primarily as a result of decreased depreciation expense. Occupancy costs are up primarily as a result of increases in insurance, maintenance costs, and property taxes. Supplies and printing costs decreased as a result of tighter cost control measures and centralized purchasing. Telephone and internet charges have decreased as a result of technological investments. Legal and accounting fees decreased from the higher expenses incurred in 2003 on the collection and recovery of problem loans and regulatory matters.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 32.4% and 31.1% for the six months ending June 30, 2004 and June 30, 2003, respectively. The increase in income tax expense for 2004 compared to the same periods in 2003 are a direct result of an increase in income before income tax expense.

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

At June 30, 2004, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, Fed Funds sold, and investment securities) to total assets was 18.74%, compared to 19.90% at December 31, 2003. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

The Company opened a new branch office in Stockbridge, Henry County, Georgia on July 1, 2004. We are leasing the office and will invest approximately $110,000 in leasehold improvements, furniture, fixtures and equipment. We are funding these expenditures with cash provided from operations in 2004. There are no additional binding commitments for material cash expenditures outstanding at this time.

Contractual Obligations
Summarized below are our contractual obligations as of June 30, 2004.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars in Thousands)
FHLB Advances	$59,321	$2,930	$15,731	$10,341	$30,319
Operating Lease Obligations	671	162	288	221	-
Guaranteed Preferred Beneficial Interests
in Debentures	10,310	-	-	-	10,310
	$70,302	$3,092	$16,019	$10,562	$40,629

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2004 and December 31, 2003 are as follows:

	Jun-04	Dec-03
	(Dollars in Thousands)
Commitments to extend credit	$99,257	$84,533
Standby letters of credit	$3,075	$2,755

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by banking regulators. At June 30, 2004, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have changed our capital ratings.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2004.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	15.2%	14.5%	8.0%
Tier 1 Capital to Risk Weighted Assets	14.0%	13.3%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	11.4%	10.8%	4.0%

On May 25, 2004, the Company announced a plan to repurchase up to 400,000 shares of the Company’s common stock over the next twelve-month period. The Company plans to use cash on hand to repurchase its shares on the open market. At June 30, 2004, the Company had $5.52 million cash on hand. As of June 30, 2004, 20,000 shares had been purchased for an average price of $12.06. The expiration date for this plan is May 25, 2005.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our 2003 Annual Report on Form 10-K. The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter and the six months ended June 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to exposure to U.S. dollar interest rate changes and accordingly, we manage our exposure by considering the possible changes in the net interest margin. We do not engage in trading activity nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities, which are commonly-held pass through securities. Finally, we have no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the steep shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At June 30, 2004, our one-year management-adjusted gap ratio of 1.43 was outside of our policy guidelines, however, this exception to policy was part of our strategy to position our balance sheet to benefit from an increase in interest rates.

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year
	(Dollars in thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$380,049	$403,739	$449,770
Rate Sensitive Liabilities (RSL)	315,763	357,252	461,503
RSA minus RSL (Gap)	$64,286	$46,487	$(11,733)

Gap Ratio (RSA/RSL)	1.20	1.13	0.97

Management-Adjusted
Rate Sensitive Assets (RSA)	$390,669	$424,774	$490,799
Rate Sensitive Liabilities (RSL)	118,596	160,085	343,402
RSA minus RSL (Gap)	$272,073	$264,689	$147,397

Gap Ratio (RSA/RSL)	3.29	2.65	1.43

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 4.5% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 20.9% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. However, this exception needs to be considered in conjunction with the fact that a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.25%. If market rates immediately fell by 100 basis points, a more possible but still unlikely scenario, our model projected net interest income to decrease 9.7% over the next year. On June 30, 2004, the federal funds rate was raised to 1.25% from 1.00%. As our interest sensitivity analysis shows, we expect the rise in rates will help to increase our net interest income in future periods.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or "shock", in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	5.29%	5.33%
+200 bps	4.52%	4.46%
+100 bps	2.63%	2.32%
-100 bps	-9.13%	-9.73%

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities in the quarter ended June 30, 2004:

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
April	-	$-	-	-
May	-	-	-	-
June	20,000	12.06	20,000	380,000
Total	20,000	$12.06	20,000	380,000

1 On May 25, 2004, the Board of Directors authorized the purchase of 400,000 sharesof the Company's common stock. The plan will expire May 25, 2005

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 25, 2004, one item was voted upon. The vote was for the appointment of four directors to hold office until the 2007 annual meeting of stockholders and until their successors are dully elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

Name	Votes For	Votes Against	Votes Abstained

Bill J. Jones	7,226,405	0	88,592
James B. Lanier, Jr.	7,227,994	0	87,003
F. Ferrell Scruggs, Sr.	7,221,141	0	93,856
John M. Simmons	7,227,860	0	87,137

The following directors will continue in office:

R. Bradford Burnette, Kennith D. McLeod, Paul E. Parker, James L. Dewar, Jr., Michael E. Ricketson,
Joe P. Singletary, Jr., Walter W. Carroll, II, and Michael H. Godwin

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

(b)	Reports on Form 8-K.

1.	Press Release dated May 3, 2004 Announcing First Quarter 2004 Earnings

2.	Press Release dated May 25, 2004 Announcing Second Quarter 2004 Dividend and Stock Buyback Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: August 9, 2004	By:	/s/ Michael E. Ricketson

Michael E. Ricketson, President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Donald J. Torbert, Jr.

Donald J. Torbert, Jr. Executive Vice President and Chief Financial Officer