Form 10-Q
period 2004-09-30
PAB BANKSHARES INC
filed 2004-11-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004 - Commission File Number 1-11823

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
Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock at October 29, 2004 was 9,489,720 shares.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Statements of Condition	3
	Statements of Income	4
	Statements of Comprehensive Income	5
	Statements of Stockholders’ Equity	6
	Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	None
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds
	and Issuer Purchases of Equity Securities	22
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits	23

SIGNATURES		23

PART I. FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$20,483,742	$22,920,218
Interest-bearing deposits in other banks	577,070	505,409
Federal funds sold	-	330,187
Investment securities	134,393,205	126,825,013

Loans	600,449,812	538,643,842
Allowance for loan losses	(9,562,047)	(10,139,114)
Net loans	590,887,765	528,504,728

Premises and equipment, net	19,246,851	20,047,375
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,652,130	10,422,078
Foreclosed assets	4,310,433	4,577,824
Other assets	10,561,917	10,623,956

Total assets	$797,097,717	$730,741,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$94,765,232	$94,882,871
Interest-bearing demand and savings	217,877,804	202,753,493
Time	263,131,632	259,280,172
Total deposits	575,774,668	556,916,536

Federal funds purchased and securities sold under agreements to repurchase	36,393,679	36,919,790
Advances from the Federal Home Loan Bank of Atlanta	87,266,301	44,714,043
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,000,000
Other liabilities	6,983,320	6,128,857
Total liabilities	716,727,968	654,679,226

Stockholders' equity:
Preferred stock, no par value, 1,500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 98,500,000 shares authorized,
9,500,720 and 9,484,660 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	29,245,757	29,314,700
Retained earnings	49,677,114	45,651,500
Accumulated other comprehensive income (loss)	229,813	(121,099)
Total stockholders’ equity	80,369,749	76,062,166

Total liabilities and stockholders' equity	$797,097,717	$730,741,392

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$8,879,111	$8,521,776	$25,490,912	$26,798,566
Interest and dividends on investment securities:
Taxable	1,345,486	1,247,202	3,661,634	3,197,544
Nontaxable	83,842	93,317	255,372	265,731
Other interest income	20,159	29,857	59,840	121,592
Total interest income	10,328,598	9,892,152	29,467,758	30,383,433

Interest expense:
Interest on deposits	1,943,460	2,395,535	5,785,417	8,038,205
Interest on Federal Home Loan Bank advances	430,823	373,072	960,034	1,214,891
Interest on other borrowings	237,141	203,307	677,002	566,235
Total interest expense	2,611,424	2,971,914	7,422,453	9,819,331

Net interest income	7,717,174	6,920,238	22,045,305	20,564,102

Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	7,717,174	6,920,238	22,045,305	20,564,102

Other income:
Service charges on deposit accounts	1,157,557	1,223,377	3,317,728	3,757,416
Other fee income	307,204	446,782	976,713	1,412,253
Securities transactions, net	5,535	1,047,046	6,111	1,404,820
Other noninterest income	143,294	147,926	609,069	338,678
Total other income	1,613,590	2,865,131	4,909,621	6,913,167

Other expenses:
Salaries and employee benefits	4,139,622	3,473,576	11,053,589	11,284,981
Occupancy expense of premises	491,289	452,580	1,392,828	1,330,486
Furniture and equipment expense	531,878	595,558	1,581,787	1,797,473
Loss on early retirement of debt	-	1,438,085	-	1,438,085
Other noninterest expense	1,124,102	1,382,988	3,597,386	4,021,660
Total other expenses	6,286,891	7,342,787	17,625,590	19,872,685

Income before income tax expense	3,043,873	2,442,582	9,329,336	7,604,584
Income tax expense	982,530	760,156	3,021,923	2,365,663

Net income	$2,061,343	$1,682,426	$6,307,413	$5,238,921

Earnings per common share:
Basic	$0.21	$0.19	$0.66	$0.56
Diluted	$0.21	$0.18	$0.65	$0.55

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income	$2,061,343	$1,682,426	$6,307,413	$5,238,921

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the
period, net of tax (benefit) of ($280,720) and
($300,586) for the quarter and $182,849 and
($173,381) for the year to date	(544,924)	(583,491)	354,945	(336,563)
Reclassification adjustment for gains included in
net income, net of tax of $1,882 and $488,949
for the quarter and $2,078 and $477,639
for the year to date	(3,653)	(949,136)	(4,033)	(927,181)
	(548,577)	(1,532,627)	350,912	(1,263,744)

Comprehensive income	$1,512,766	$149,799	$6,658,325	$3,975,177

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND YEAR ENDED DECEMBER 31, 2003

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2002	9,430,413	$1,217,065	$28,785,476	$40,228,327	$1,033,870	$71,264,738
Net income	-	-	-	7,125,518	-	7,125,518
Other comprehensive loss	-	-	-	-	(1,154,969)	(1,154,969)
Cash dividends declared,
$.18 per share	-	-	-	(1,702,345)	-	(1,702,345)
Stock options exercised	54,247	-	529,224	-	-	529,224
Balance, December 31, 2003	9,484,660	1,217,065	29,314,700	45,651,500	(121,099)	76,062,166
Net income	-	-	-	6,307,413	-	6,307,413
Other comprehensive income	-	-	-	-	350,912	350,912
Cash dividends declared,
$.24 per share	-	-	-	(2,281,799)	-	(2,281,799)
Stock acquired and cancelled
under stock repurchase plan	(35,300)	-	(432,658)	-	-	(432,658)
Stock options exercised	51,360	-	363,715	-	-	363,715
Balance, September 30, 2004	9,500,720	$1,217,065	$29,245,757	$49,677,114	$229,813	$80,369,749

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,307,413	$5,238,921
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	1,963,190	2,662,479
Provision for loan losses	-	-
Net realized gain on securities transactions	(6,111)	(1,404,820)
Net (gain) loss on disposal of assets	(27,484)	231,725
Increase in cash value of bank-owned life insurance	(230,052)	(354,737)
Decrease in deferred compensation accrual	(8,894)	(102,318)
Increase (decrease) in retirement accruals	370,458	(273,414)
(Increase) decrease in taxes receivable	(112,171)	118,333
Increase in taxes payable	-	512,330
(Increase) decrease in interest receivable	(100,093)	130,368
Increase (decrease) in interest payable	175,649	(313,009)
Net increase in prepaid expenses and other assets	(420,695)	(170,010)
Net decrease in accrued expenses and other liabilities	32,686	28,661
Net cash provided by operating activities	7,943,896	6,304,509

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(71,661)	387,115
Net decrease in Federal funds sold	330,187	30,705,495
Purchase of securities available for sale	(34,315,808)	(112,505,824)
Proceeds from sales and calls of securities available for sale	14,612,355	40,783,374
Proceeds from maturities and paydowns of securities available for sale	14,260,827	29,066,126
Purchase of restricted and other equity investments	(2,116,700)	(1,444,700)
Redemption of restricted and other equity investments	600	1,275,200
(Increase) decrease in loans	(62,983,895)	17,492,586
Purchase of premises and equipment	(632,277)	(793,544)
Proceeds from disposal of assets	1,717,899	1,555,392
Net cash provided by (used in) investing activities	(69,198,473)	6,521,220

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	18,858,132	(43,317,902)
Increase (decrease) in Federal funds purchased and
securities sold under repurchase agreements	(526,111)	19,477,961
Advances from the Federal Home Loan Bank of Atlanta	42,848,400	36,000,000
Payments on the Federal Home Loan Bank of Atlanta advances	(296,142)	(27,322,232)
Dividends paid	(1,995,235)	(567,617)
Proceeds from the exercise of stock options	363,715	209,756
Acquisition of stock under stock repurchase plan	(432,658)	-
Issuance of preferred stock in REIT subsidiaries	-	14,000
Repurchase of preferred stock in REIT subsidiaries	(2,000)	(5,000)
Net cash provided by (used in) financing activities	58,818,101	(15,511,034)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	2004	2003

Net decrease in cash and due from banks	$(2,436,476)	$(2,685,305)

Cash and due from banks at beginning of period	22,920,218	25,199,278

Cash and due from banks at end of period	$20,483,742	$22,513,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,246,804	$10,132,340
Taxes	$3,134,094	$1,735,000

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$531,683	$(1,914,761)
Transfer of premises and equipment to other assets	$-	$551,269
Transfer of loans to foreclosed assets	$600,858	$4,451,775

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. NATURE OF BUSINESS

PAB Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the “Bank”). The Bank is a state-chartered, member bank of the Federal Reserve System that was founded in 1956 in Valdosta, Lowndes County, Georgia. Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this Interpretation. The Company has determined that the revised provisions required deconsolidation of PAB Bankshares Capital Trust I. The Interpretation did not have a material effect on the Company’s financial condition or results of operations.

The Company has two real estate investment trusts (each a “REIT”) and two intermediate REIT holding companies as subsidiaries of the Bank. The REITs were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REITs. To comply with federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REITs included in other liabilities was $115,000 and $117,000 as of September 30, 2004 and December 31, 2003, respectively.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTE 3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$2,061,343	$1,682,426	$6,307,413	$5,238,921

Weighted average common shares outstanding	9,491,439	9,445,852	9,502,263	9,436,026

Earnings per common share	$0.21	$0.19	$0.66	$0.56

Diluted earnings per share:
Net income	$2,061,343	$1,682,426	$6,307,413	$5,238,921

Weighted average common shares outstanding	9,491,439	9,445,852	9,502,263	9,436,026
Effect of dilutive stock options	116,921	170,000	144,120	111,239
Weighted average diluted common
shares outstanding	9,608,360	9,615,852	9,646,383	9,547,265

Earnings per common share	$0.21	$0.18	$0.65	$0.55

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income, as reported	$2,061,343	$1,682,426	$6,307,413	$5,238,921
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(54,005)	(60,537)	(168,176)	(176,021)
Pro forma net income	$2,007,338	$1,621,889	$6,139,237	$5,062,900

Earnings per share:
Basic - as reported	$0.21	$0.19	$0.66	$0.56
Basic - pro forma	$0.21	$0.17	$0.65	$0.54
Diluted - as reported	$0.21	$0.18	$0.65	$0.55
Diluted - pro forma	$0.21	$0.17	$0.64	$0.53

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB may constitute “forward-looking statements” under federal securities laws. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential share repurchases, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “plan”, “expect”, “estimate”, “could”, “should”, “will” and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (6) adverse changes may occur in the bond and equity markets; (7) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (8) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Annual Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2003 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market. Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our “South Georgia” market. Our offices in Henry, Hall, and Clarke counties are referred to collectively as our “North Georgia” market. Our offices in Marion and St. Johns counties are collectively referred to as our “Florida” market. In addition, our corporate assets, correspondent account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, etc. are reported at the corporate level, in what we refer to as the “Treasury”.

FINANCIAL CONDITION

During the nine months ended September 30, 2004, total assets grew $66.4 million, or 9.1%, from $730.7 million to $797.1 million. Total loans increased $61.8 million, or 11.5%, investment securities increased $7.6 million, or 5.9%, and total deposits increased $18.9 million, or 3.4%, during the same period. Of the $18.9 million net growth in deposits for the year, $17 million is from the purchase of brokered deposits. We used $42.8 million in new advances from the Federal Home Loan Bank of Atlanta (the “FHLB”), cash flows from our investment portfolio, and the brokered deposits to fund the increase in loans and investments during the nine months ended September 30, 2004.

Loans in our North Georgia market increased $47.6 million (26.6%) since year-end with the majority of the growth being in construction and development loans. Loans in South Georgia increased $7.3 million (2.6%) since year-end, loans in Florida increased $7.7 million (18.4%) since year-end and loans in Treasury decreased $800,000 (5.0%) for the same period. Summarized by market, the loan portfolio consists of $226.9 million (37.8%) in North Georgia, $293.7 million (48.9%) in South Georgia, $49.7 million (8.3%) in Florida, and $30.2 million (5.0%) in the Treasury as of September 30, 2004.

The following table highlights the changes in the composition of the loan portfolio over the past nine months.

As of Quarter End	Sep-04	% of Total	Dec-03	% of Total
	(Dollars In Thousands)
Commercial and financial	$54,472	9.1%	$53,849	10.0%
Agricultural (including loans secured by farmland)	30,076	5.0%	24,071	4.5%
Real estate - construction	142,744	23.8%	100,150	18.6%
Real estate - mortgage (commercial and residential)	351,547	58.5%	332,004	61.6%
Installment loans to individuals and other loans	22,366	3.7%	29,366	5.5%
	601,205	100.1%	539,440	100.1%
Unearned income, net	(755)	-0.1%	(796)	-0.1%
	600,450	100.0%	538,644	100.0%
Allowance for loan losses	(9,562)	-1.6%	(10,139)	-1.9%
	$590,888	98.4%	$528,505	98.1%

Stockholders’ equity was 10.1% of total assets at quarter end. Total equity increased $4.3 million, or 5.7%, since December 31, 2003. This increase is primarily the net result of $6.3 million in earnings, less $2.3 million in dividends, and a $351,000 increase in the market value of our securities portfolio. We declared a third quarter 2004 dividend of $0.10 per common share payable to stockholders of record on September 30, 2004. We announced a stock buyback plan of 400,000 shares during the second quarter of 2004, and we have repurchased and cancelled a combined 35,300 shares of our common stock under the plan during the second and third quarters of 2004.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2004 was $2.06 million, or $0.21 per diluted share, as compared to $1.68 million, or $0.18 per diluted share, during the same period in 2003. The $380,000 increase in net income is the net result of an $800,000 increase in net interest income (or $790,000 on a taxable-equivalent basis), a $1.3 million decrease in other income, a $1.1 million decrease in other expenses, and a $220,000 increase in income tax expense.

Net income for the nine months ended September 30, 2004 was $6.3 million, or $0.65 per diluted share, as compared to $5.2 million, or $0.55 per diluted share, during the same period in 2003. The $1.1 million increase in net income is the net result of a $1.5 million increase in net interest income (or $1.47 million on a taxable-equivalent basis), a $2.0 million decrease in other income, a $2.3 million decrease in other expenses, and a $700,000 increase in income tax expense.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended September 30, 2004, our net interest income on a taxable-equivalent basis was $7.8 million, an 11.4% increase over the $7.0 million in net interest income for the third quarter of 2003. For the nine months ended September 30, 2004, net interest income on a taxable-equivalent basis was $22 million, a 7.1% increase over the $20.7 million in net interest income for the same period in 2003.

Rate / Volume Analysis
The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and liabilities. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the previous period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Thus, changes that are not solely due to volume have been consistently attributed to rate.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004 vs. 2003			2004 vs. 2003
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars In Thousands)			(Dollars In Thousands)
Increase (decrease) in
income from earning assets:
Loans	$357	$(322)	$679	$(1,308)	$(2,011)	$703
Taxable securities	98	204	(106)	464	369	95
Nontaxable securities	(14)	(3)	(11)	(16)	(17)	1
Other short-term investments	(10)	6	(16)	(61)	(5)	(56)
Total interest income	431	(115)	546	(921)	(1,664)	743
Increase (decrease) in
expense from interest-bearing liabilities:
Demand deposits	23	(1)	24	(294)	(320)	26
Savings deposits	(3)	(9)	6	(48)	(65)	17
Time deposits	(473)	(302)	(171)	(1,911)	(1,160)	(751)
FHLB advances	58	(106)	164	(255)	(671)	416
Notes payable	25	21	4	32	20	12
Other short-term borrowings	9	20	(11)	79	10	69
Total interest expense	(361)	(377)	16	(2,397)	(2,186)	(211)

Net interest income	$792	$262	$530	$1,476	$522	$954

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the third quarter of 2004 was 4.35%, 33 basis points higher than our net interest margin of 4.02% during the same period in 2003. For the nine months ended September 30, 2004, our net interest margin was 4.32%, 22 basis points higher than our net interest margin of 4.10% for the same period in 2003.

For the quarter and year to date, we have utilized our lower cost deposits and other borrowings to fund the growth of the balance sheet. The average rate paid for interest-bearing liabilities in the third quarter of 2004 was 1.77%, 29 basis points lower than the 2.06% paid for funds in the third quarter of 2003. However, the 1.77% average rate paid in the third quarter of 2004 was five basis points higher than the 1.72% average rate paid for funds in the previous quarter. If interest rates continue to rise and we continue to grow our balance sheet, we expect the incremental cost of those additional funds needed for such growth to be higher than our current cost of funds.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and nine months ended September 30, 2004 and 2003. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended September 30,		2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$572,102	$8,879	6.17%	$529,761	$8,522	6.38%
Investment securities:
Taxable	123,586	1,345	4.33%	135,096	1,247	3.66%
Nontaxable	8,603	127	5.87%	9,341	141	6.01%
Other short-term investments	6,117	20	1.31%	13,131	30	0.90%
Total interest-earning assets	$710,408	$10,371	5.81%	$687,329	$9,940	5.74%
Interest-bearing liabilities:
Demand deposits	$177,919	$312	0.70%	$163,995	$289	0.70%
Savings deposits	43,432	60	0.55%	39,760	63	0.63%
Time deposits	252,464	1,571	2.48%	275,564	2,044	2.94%
FHLB advances	76,533	431	2.24%	53,126	373	2.79%
Notes payable	10,310	147	5.67%	10,000	122	4.85%
Other short-term borrowings	26,700	90	1.34%	30,865	81	1.04%
Total interest-bearing liabilities	$587,358	$2,611	1.77%	$573,310	$2,972	2.06%

Interest rate spread			4.04%			3.68%
Net interest income		$7,760			$6,968
Net interest margin			4.35%			4.02%

For the Nine Months Ended September 30,		2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$556,197	$25,491	6.12%	$541,987	$26,799	6.61%
Investment securities:
Taxable	113,459	3,661	4.31%	110,178	3,197	3.88%
Nontaxable	8,672	387	5.96%	8,656	403	6.22%
Other short-term investments	7,941	60	1.01%	14,676	121	1.11%
Total interest-earning assets	$686,269	$29,599	5.76%	$675,497	$30,520	6.04%
Interest-bearing liabilities:
Demand deposits	$170,967	$822	0.64%	$167,033	$1,116	0.89%
Savings deposits	42,189	172	0.54%	39,199	220	0.75%
Time deposits	253,552	4,791	2.52%	285,509	6,702	3.14%
FHLB advances	59,403	960	2.16%	44,252	1,215	3.67%
Notes payable	10,310	413	5.36%	10,000	381	5.09%
Other short-term borrowings	29,235	264	1.20%	21,276	185	1.16%
Total interest-bearing liabilities	$565,656	$7,422	1.75%	$567,269	$9,819	2.31%

Interest rate spread			4.01%			3.73%
Net interest income		$22,177			$20,701
Net interest margin			4.32%			4.10%

Provision for Loan Losses
At September 30, 2004, the allowance for loan losses as a percent of total loans was 1.59%, compared to 1.88% at December 31, 2003. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral. We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. This methodology includes an assessment for specific valuations on larger loan lines and nonperforming loans, and an assessment based on environmental factors applied to other homogenous groups of otherwise performing loans.

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

For the three and nine months ended September 30, 2004 and September 30, 2003, there were no provisions for loan losses recorded. As outlined below, our levels of nonperforming loans and loan losses have improved over recent years. In addition, our loans past due 30 days or more was 0.90% of total loans at September 30, 2004, a significant improvement compared to our ratios in the three to four percent range from two years ago. The economy is growing and commercial loan demand is improving. However, we continue to be concerned with the levels of consumer debt and the high level of consumer bankruptcies in our markets. We recognize the potential risk that rising interest rates and inflation could have a negative impact on both our consumer and commercial borrowers. We also recognize the potential risks associated with the growing concentration of construction and development loans in our loan portfolio, and we have made adjustments for those environmental factors in our determination of the adequacy of the allowance for loan losses at September 30, 2004.

The table below summarizes our levels of nonperforming loans over the past five quarters.
As of Quarter End	Sep-04	Jun-04	Mar-04	Dec-03	Sep-03
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$3,857	$4,484	$4,868	$7,048	$7,230
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	10	9	-	-	-
Troubled debt restructurings not included above	2,170	2,179	2,188	1,168	1,176
Total nonperforming loans	$6,037	$6,672	$7,056	$8,216	$8,406
Total nonperforming loans as a percentage of
total loans	1.01%	1.20%	1.28%	1.53%	1.58%

For the nine month period ended September 30, 2004, we recorded $1,228,000 in loan losses and we recovered $651,000 in previously charged-off loans, for a net loss of $577,000, or 0.14% of average loans on an annualized basis. This is an improvement in both the levels of charge-offs and recoveries over the same period in 2003. For the nine month period ended September 30, 2003, we recorded $2,091,000 in loan losses and we recovered $419,000 in previously charged-off loans, for a net loss of $1,672,000, or 0.41% of average loans on an annualized basis.

Other Income
A summary of noninterest income follows:

	Third Quarter			Year To Date
	2004	2003	Pct. Chg.	2004	2003	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit account	$1,158	$1,223	-5.3%	$3,318	$3,757	-11.7%
Mortgage origination fees	143	185	-22.7%	379	616	-38.5%
Brokerage commissions and fees	-	103	-100.0%	-	306	-100.0%
Securities transactions, net	6	1,047	-99.4%	6	1,405	-99.6%
Gain on sale of financial services operation	-	-	-	200	-	-
Earnings on bank-owned life insurance	86	117	-26.5%	230	355	-35.2%
Gain (loss) on disposal of assets	7	(35)	120.0%	28	(229)	112.2%
Other noninterest income	214	225	-4.9%	749	703	6.5%
Total noninterest income	$1,614	$2,865	-43.7%	$4,910	$6,913	-29.0%

Service charges on deposit accounts decreased due to a decrease in volume of overdraft and non-sufficient funds charges. Mortgage origination fees decreased due to a decline in the volume of mortgage originations and refinancings as mortgage rates have risen. Gains on the sale of securities were down compared to the third quarter of 2003 due to a $1.0 million gain on the sale of stock in Community Financial Services, Inc. taken last year. Earnings on bank-owned life insurance decreased primarily as a result of a lower rate of return on these policies compared to 2003. Gains on disposal of assets improved from a net loss in 2003 to a net gain in 2004 due to a decrease in the volume of foreclosed asset transactions and the subsequent recording of losses associated with their disposition. The decrease in brokerage fees is due to the disposal of our financial services operation during the first quarter of 2004 and the corresponding absence of brokerage fees earned.

Other Expenses
A summary of noninterest expense follows:

	Third Quarter			Year To Date
	2004	2003	Pct. Chg.	2004	2003	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$3,649	$2,883	26.6%	$9,357	$9,222	1.5%
Deferred loan cost	(189)	(111)	70.3%	(543)	(329)	65.0%
Employee benefits	679	702	-3.3%	2,240	2,392	-6.4%
Net occupancy expense of premises	491	453	8.4%	1,393	1,331	4.7%
Furniture and equipment expense	532	596	-10.7%	1,582	1,797	-12.0%
Advertising and business development	101	115	-12.2%	313	317	-1.3%
Supplies and printing	94	135	-30.4%	314	435	-27.8%
Telephone and internet charges	88	108	-18.5%	255	365	-30.1%
Postage and courier	144	138	4.3%	425	419	1.4%
Legal and accounting fees	66	124	-46.8%	231	401	-42.4%
Loss on early retirement of debt	-	1,438	-100.0%	-	1,438	-100.0%
Other noninterest expense	632	762	-17.1%	2,059	2,085	-1.2%
Total noninterest expense	$6,287	$7,343	-14.4%	$17,626	$19,873	-11.3%

Salaries and wages expense and employee benefits were up for the quarter due primarily to a $686,000 accrual resulting from the retirement of former CEO, Michael E. Ricketson in August of this year. Excluding this accrual, salaries and wages for the quarter were up 2.7%. Deferred loan cost, a credit against salaries and wages, increased and resulted in a decrease in expense reported during the period. The increase in the deferral of direct loan costs is due to an increase in loan volume experienced during 2004 compared to the same period in 2003. Furniture and equipment expense decreased primarily as a result of decreased depreciation expense. Occupancy costs rose due to the opening of a branch office in Stockbridge during the quarter and inflationary increases in insurance, maintenance costs, and property taxes. Supplies and printing costs decreased as a result of tighter cost control measures and centralized purchasing. Telephone and internet charges have decreased as a result of technological investments. Legal and accounting fees decreased from the higher expenses incurred in 2003 on the collection and recovery of problem loans and regulatory matters. During the third quarter of 2003, the Company incurred a $1.44 million loss on early retirement of debt in order to pay off higher rate FHLB borrowings, saving significant interest expense over the next few years.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 32.4% and 31.1% for the nine-month periods ending September 30, 2004 and September 30, 2003, respectively.

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

At September 30, 2004, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 18.71%, compared to 19.90% at December 31, 2003. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

We funded the $71.7 million growth in loans and investments during the third quarter of 2004 by utilizing $12.5 million in federal funds sold from the beginning of the quarter and the addition of $15 million in brokered deposits, $28 million in FHLB advances, $11.9 million in repurchase agreements, and $3.5 million in Federal Funds purchased. We have begun more aggressive in-market deposit campaigns in an effort to reduce our dependency on funding from repurchase agreements and Federal Funds purchased.

During the fourth quarter of 2004, the Bank will enter into a new borrowing agreement with the FHLB. This new agreement will allow the Bank to pledge qualifying commercial real estate loans, home equity loans, and multi-family residential mortgages as collateral on its advances in addition to the FHLB’s current liens on our one-to-four family mortgages and our investment securities held in safekeeping by the FHLB. The pledge of additional collateral will give the Bank the ability to continue to use FHLB advances for future liquidity needs.

There are no binding commitments for material cash expenditures outstanding at this time.

Contractual Obligations
Summarized below are our contractual obligations as of September 30, 2004.
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	years	5 years
	(Dollars in Thousands)
FHLB Advances	$87,267	$10,931	$30,882	$4,680	$40,774
Operating Lease Obligations	623	156	281	182	4
Guaranteed Preferred Beneficial Interests
in Debentures	10,310	-	-	-	10,310
	$98,200	$11,087	$31,163	$4,862	$51,088

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2004 and December 31, 2003 are as follows:

	Sep-04	Dec-03
	(Dollars in Thousands)
Commitments to extend credit	$117,924	$84,533
Standby letters of credit	$3,195	$2,755

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by our regulators. At September 30, 2004, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have changed our capital ratings.

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2004.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	14.4%	13.9%	8.0%
Tier 1 Capital to Risk Weighted Assets	13.1%	12.6%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	11.0%	10.6%	4.0%

On May 25, 2004, the Company announced a plan to repurchase up to 400,000 shares of the Company’s common stock over the next twelve-month period. The Company plans to use cash on hand to repurchase its shares on the open market. At September 30, 2004, the Company had $5.63 million in cash on hand. Through September 30, 2004, 35,300 shares had been purchased at an average price of $12.26. The expiration date for this plan is May 25, 2005.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter and the nine months ended September 30, 2004.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with the current environment of rising interest rates, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At September 30, 2004, our one-year management-adjusted gap ratio of 1.42 was outside of our policy guidelines, however, this exception to policy was part of our strategy to position our balance sheet to benefit from the increase in interest rates.

The table below has two gap ratio measurements, regulatory and management-adjusted. The regulatory gap ratio considers only contractual maturities or repricings. The management-adjusted gap ratio includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change. We believe the management-adjusted gap ratio is a more accurate reflection of the interest rate risk in our balance sheet. The management-adjusted gap ratio indicates we are highly asset sensitive in relation to changes in market interest rates in the short-term. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

	3-Month	6-Month	1-Year
	(Dollars in thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$450,469	$480,912	$510,634
Rate Sensitive Liabilities (RSL)	321,177	397,118	500,059
RSA minus RSL (Gap)	$129,292	$83,794	$10,575

Gap Ratio (RSA/RSL)	1.40	1.21	1.02

Management-Adjusted
Rate Sensitive Assets (RSA)	$463,477	$506,927	$561,344
Rate Sensitive Liabilities (RSL)	149,359	225,300	394,452
RSA minus RSL (Gap)	$314,118	$281,627	$166,892

Gap Ratio (RSA/RSL)	3.10	2.25	1.42

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 10.3% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 16.6% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. However, this exception needs to be considered in conjunction with the fact that a further 200 basis point drop was not realistic given that the federal funds rate stood at 1.75%. If market rates immediately fell by 100 basis points, a more possible but still unlikely scenario, our model projected net interest income to decrease 6.1% over the next year. During the third quarter of 2004, the federal funds rate was increased twice by 25 basis points, from 1.25% to 1.75%. As our interest sensitivity analysis shows, we expect the rise in rates will help to increase our net interest income in future periods.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	11.18%	14.47%
+200 bps	9.17%	10.27%
+100 bps	5.20%	5.58%
-100 bps	-5.63%	-6.14%

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities in the quarter ended September 30, 2004:
	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
July	7,600	$12.20	7,600	372,400
August	-	-	-	-
September	7,700	12.82	7,700	364,700
Total	15,300	$12.51	15,300	364,700

1 On May 25, 2004, the Board of Directors authorized the purchase of 400,000 shares of the Company's common stock. The plan will expire May 25, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.12	Employment Contract Termination Agreement, dated August 9, 2004, by and between Michael E. Ricketson, the Registrant, and the Bank.

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date:	November 9, 2004	By:	/s/ James L. Dewar, Jr.
James L. Dewar, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	November 9, 2004	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)

