Form 10-K
period 2004-12-31
PAB BANKSHARES INC
filed 2005-03-16
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [_] The aggregate market value of voting common stock held by non-affiliates on June 30, 2004 was approximately $87.3 million (based on shares held by non-affiliates at $12.14 per share, the closing stock price on the American Stock Exchange on June 30, 2004).

As of February 28, 2005 (the latest practicable date), the registrant had 9,495,320 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 24, 2005 are incorporated by reference in answer to Part III of this Form 10-K.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation", as well as oral statements made by PAB Bankshares, Inc. ("PAB", and also referred to in this Report as either "the Company", "we", "us", or "our") or the officers, directors, or employees of PAB may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like "anticipate", "believe", "intend", "plan", "expect", "estimate", "could", "should", "will", and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than us; (6) adverse changes may occur in the bond and equity markets; (7) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (8) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

General

PAB Bankshares, Inc. is a bank holding company headquartered in Valdosta, Lowndes County, Georgia. PAB was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank (the "Bank"). Since our incorporation in 1982, we have acquired five other Georgia financial institutions and one Florida financial institution, and subsequently merged those institutions into the Bank. The Bank was founded in Valdosta in 1956, and it became a state-chartered commercial bank in 1971. In 2001, the Bank became a state member bank of the Federal Reserve System. Currently, the Bank operates 13 branches located in seven counties in South Georgia; three branches and a loan production office located in three counties in North Georgia; and one branch and a loan production office located in two counties in Florida. Additional information on each of the markets that we serve is provided below under the caption "Markets and Competition".

The history of the Bank is a true American success story. In 1956, using his personal savings of $3,000, Mr. James L. Dewar, Sr. and his wife, Dorothy, opened a private bank in a small office on the corner of Park Avenue and North Ashley Street in Valdosta. As a former teacher and school superintendent, Mr. Dewar's bank initially catered to the financial needs of teachers and educational administrators in the community. From these humble beginnings and our Founder's pledge to provide exceptional customer service, grew the nearly $900 million, publicly-traded, multi-state financial institution of today.

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

When it comes to competing with the larger financial institutions in our markets, we believe that our people make the difference. Our experience and strong community relationships in our markets allow us to deliver a higher level of customer service to the small- and medium-sized commercial businesses and to individual consumers. Being smaller and less bureaucratic than our regional and national competitors allows us to provide a more timely response and to be more flexible in serving the needs of our customers. At the same time, our success has allowed us to invest in systems and support to provide a product line that gives us a competitive edge over many of the smaller financial institutions in our markets.

A brief description on the characteristics of our markets and our history in those markets is provided below.

South Georgia
The Bank has a proud tradition of community banking in South Georgia spanning decades, and we have developed a large market share in many of these communities. As previously mentioned, we have been in Valdosta since 1956, but our roots run deeper in some of the financial institutions we acquired in other South Georgia communities. We have been in Adel (Cook County) since 1948, and we have been in both Bainbridge (Decatur County) and Baxley (Appling County) since 1934. We are also located in Statesboro (Bulloch County), Hazlehurst (Jeff Davis County), and Cairo (Grady County). Collectively, we refer to all of these seven communities as our "South Georgia" market in this Report. In 2001, we began consolidating the separate charters of our banks into one charter, The Park Avenue Bank. The charter consolidation was completed in April 2002, and all of our banking offices now operate under the "PAB" logo. Overall, we have a 2.5% market share1 of the total deposits in the state's southern tier2. Our branch network in South Georgia has allowed us to deliver retail banking services in these communities more effectively. Therefore, our focus in South Georgia is on providing traditional community banking products and services to consumers, businesses, and municipalities.

Valdosta and Adel are located off Interstate 75 in the middle of South Georgia. Valdosta is the county seat of Lowndes County and is 18 miles north of the Florida state line. The Valdosta Metropolitan Statistical Area ("MSA") is comprised of Lowndes, Brooks, Berrien, and Echols Counties. Adel is in Cook County and is 21 miles north of Valdosta. We have 67 employees, five branches, and four ATM's serving our customers in these communities. The Company's administrative and operational facilities and 92 additional employees are also located in Valdosta. Prior to its merger with the Bank in 2001, the Adel office operated under a separate bank charter called Farmers and Merchants Bank. Moody Air Force Base, Valdosta State University, and several transportation and distribution centers of regional and national firms are major economic factors to the area. As with most of South Georgia, the timber and farming industries and those agricultural-related businesses are also vital to the local economy.

Bainbridge and Cairo are 82 and 58 miles, respectively, west of Valdosta along U.S. Highway 84 in the southwest corner of the state in the heart of Georgia's "Plantation Trace", a region dotted with historic antebellum-era plantations and farms. Also, both communities are within 42 miles of the Tallahassee, Florida MSA. We have 35 employees, four branches, and five ATM's serving our customers in these communities. Prior to their merger with the Bank in 2002, the Bainbridge offices were part of the First Community Bank of Southwest Georgia charter, and the Cairo office was called Bank of Grady County. First Community Bank of Southwest Georgia was formed in 1998 from the merger of First Federal Savings Bank and Bainbridge National Bank. The farming community and those agricultural-related businesses are vital to the local economy.

________________________
1	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2004.
2	Regions 9-12 as defined by the Georgia Department of Community Affairs and is comprised of 58 counties.

Statesboro, 161 miles northeast of Valdosta, sits at the intersection of U.S. Highway 80 and U.S. Highway 301, off of Interstate 16, in Southeast Georgia. Statesboro is also 53 miles west of the Savannah MSA. We have 21 employees, two branches, and three ATM's serving our customers in this community. Prior to its merger with the Bank in 2002, the Statesboro offices had operated under the Eagle Bank and Trust charter. Georgia Southern University is located in Statesboro. The timber industry, the farming community, and those agricultural-related businesses are also vital to the local economy.

Baxley and Hazlehurst are both approximately 90 miles northeast of Valdosta. The two communities are located 16 miles apart along U.S. Highway 341 in Southeast Georgia. We have 19 employees, two branches, and two ATM's serving our customers in these communities. Prior to its merger with the Bank in 2002, the Baxley and Hazlehurst offices operated under the Baxley Federal Savings Bank thrift charter. The Georgia Power Company's Edwin I. Hatch Nuclear Power Plant located in Appling County is one of the area's largest employers. The timber industry, the farming community, and those agricultural-related businesses are also vital to the local economy.

North Georgia
During the fourth quarter of 2000, we adopted an expansion strategy to enter into higher growth metropolitan markets that would complement our South Georgia market. This expansion began with the opening of an office in McDonough, Henry County, Georgia in October 2000. In October 2001, we opened an office in Oakwood, Hall County, Georgia. Both the Henry County and Hall County offices initially began as loan production offices and were subsequently developed into full service branches. In October 2003, we opened a loan production office in Athens, Clarke County, Georgia. In July 2004, we opened a branch office in Stockbridge, Henry County, Georgia. Our offices in Henry, Hall, and Clarke counties are also referred to collectively as our "North Georgia" market in this Report. Due to our relative newness and the lack of a branch network, we do not have a significant retail presence or market share in the North Georgia market. We have primarily catered to residential and commercial developers and small- to medium-sized commercial operations in the North Georgia market.

McDonough and Stockbridge are located along Interstate 75 in Henry County. Henry County is the southern-most county of the Atlanta MSA. McDonough is 30 miles south of Downtown Atlanta. Henry County has consistently been ranked among the fastest growing counties in the nation over the past several years. According to estimates provided by the Atlanta Regional Commission, a planning agency for the Atlanta MSA, the population in Henry County has grown nearly 31% from 2000 to 2004. We have been actively involved in financing several residential and commercial construction and development projects in Henry County since our McDonough office opened in 2000. The opening of our second location in Stockbridge in 2004 has allowed us to also develop a more retail presence in the county.

Oakwood is 8 miles south of Gainesville along Interstate 985 in Hall County. Oakwood is 50 miles northeast of Downtown Atlanta and 12 miles north of the Mall of Georgia retail complex in Gwinnett County. Oakwood is part of the Gainesville MSA. The poultry industry has been a significant economic factor for the region over the past several decades. As the Atlanta region continues its urban sprawl, Hall County has experienced significant growth in recent years. Our focus in Hall County has been in commercial lending. As we expand our presence in North Georgia, we will focus on retail banking as well.

Athens is 70 miles east of Downtown Atlanta. Athens is part of a consolidated city/county government with Clarke County. The University of Georgia is located in Athens and is the single largest economic factor in the Athens-Clarke County MSA. With only a loan production office in the area, our focus has been on commercial lending. We are currently evaluating the possibility of establishing a full service branch in Athens as part of our expansion plans for North Georgia.

** In April 2005, we intend to open a loan production office near Vinings in Cobb County, Georgia, on the northwest side of the Atlanta MSA. At December 31, 2004, we had $11.1 million in loans outstanding that were originated by a lender that will operate from this office. These loans are included in the Henry County totals in this Report.

Florida
In December 2000, we acquired Friendship Community Bank in Ocala, Marion County, Florida. The acquired bank was merged into the Bank in 2001. In September 2003, we opened a loan production office in St. Augustine, St. Johns County, Florida. Our offices in Ocala and St. Augustine are collectively referred to as our "Florida" market.

Our Ocala office is near several retirement communities and has served primarily as a deposit gathering facility for the Bank. Ocala is in Central Florida, 130 miles south of Valdosta along Interstate 75. With over $3.5 billion in deposits3, Marion County is the largest deposit market in which we have a branch office. Ocala is known for its equestrian training facilities and retirement communities due to its mild year-round climate.

Our loan production office in St. Augustine serves as the base for a lender who calls on commercial customers along Interstate 95 between Jacksonville (40 miles to the North) and Palm Coast (25 miles to the South). This office is responsible for financing several construction and development loans in these coastal communities from this office.

The table below provides basic information and summary demographic data on each of our markets.

Market/	# of	Total	Total	Market		Population	Employment	Unemployment
County	Offices	Loans[4]	Deposits[4]	Share (%)[5]	Population[6]	Growth (%)[7]	Growth (%)[8]	Rate (%)[9]

South Georgia
Lowndes	4	$134,138	$200,034	15.3	94,579	2.7	0.8	2.7
Cook	1	10,321	35,497	21.2	15,951	1.1	0.6	4.7
Decatur	3	48,697	96,644	34.3	28,212	-0.1	0.2	5.7
Grady	1	13,867	11,231	4.2	24,185	2.2	0.2	4.4
Appling	1	29,950	42,979	20.8	17,797	2.2	-0.1	5.9
Jeff Davis	1	8,453	35,747	22.4	12,888	1.6	0.0	8.8
Bulloch	2	40,995	57,514	8.5	58,360	4.2	0.6	2.7
		$286,421	$479,646
North Georgia
Henry	2	$186,628	$28,311	2.2	150,003	25.7	0.9	4.0
Hall	1	75,773	11,983	0.2	156,101	12.1	1.0	2.9
Clarke	1	16,826	-	-	103,691	2.2	-0.7	3.0
		$279,227	$40,294
Florida
Marion	1	$14,751	$79,503	1.6	280,288	8.3	3.0	3.7
St. Johns	1	39,564	4,704	-	142,869	16.0	3.7	3.2
		$54,315	$84,207

Employees
On January 31, 2005, we had a total of 266 full-time and 26 part-time employees. We consider our relationship with our employees to be excellent. We offer a competitive compensation and benefits package to our employees.

Availability of Information
More information on the Company is available on our internet website at www.pabbankshares.com and on the Bank at www.parkavebank.com. We are not incorporating by reference into this Report the information contained on our websites and, therefore, the content of our websites is not a part of this Report. Copies of this Report and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including exhibits, are available free of charge on our website under the "Investor Relations" link as soon as reasonably practicable after they have been filed or furnished electronically to the Securities and Exchange Commission (the "SEC"). Copies of these filings may also be obtained free of charge on the SEC's website at www.sec.gov.
_______________________________
[3]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2004.
[4]
 Dollar amounts are presented in thousands as of December 31, 2004. Amounts exclude $26.2 million in loans and $53.4 million in deposits assigned to the "Treasury" that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

[5]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2004.
[6]	Estimated July 1, 2003 population provided by the U.S. Census Bureau.
[7]	Estimated percentage population change from April 1, 2000 to July 1, 2003 provided by the U.S. Census Bureau.
[8]	Total employment growth (not seasonally adjusted) for the Fourth Quarter 2004 Year-To-Date % change from the prior year's YTD data provided by the Bureau of Labor Statistics Household Survey.
[9]	Unemployment rate (not seasonally adjusted) for the Fourth Quarter 2004 provided by the Bureau of Labor Statistics.

Supervision and Regulation

The banking industry is heavily regulated at both the federal and state levels. Legislation and regulations authorized by legislation influence, among other things:

•	How, when and where we may expand geographically;
•	Into what product or service market we may enter;
•	How we must manage our assets; and
•	Under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

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

On May 20, 2002, the Company's Board of Directors adopted a Resolution required by the Federal Reserve (the "Resolution"), which, among other things, restricted us from redeeming our capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of our banking regulators. The Resolution was the result of an examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank's loan portfolio. The Resolution was terminated by the Federal Reserve on August 25, 2003, after the regulators determined that the Bank's condition had improved.

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

Payment of Dividends
PAB is a legal entity separate and distinct from its subsidiaries. Its principal source of cash flow is dividends from its subsidiary bank. There are statutory and regulatory limitations on the payment of dividends by its operating subsidiary, the Bank, to PAB, as well as by PAB to its stockholders.

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

As previously mentioned, pursuant to a Resolution entered into with our federal and state regulatory agencies on May 20, 2002, neither the Bank nor PAB could declare a dividend without obtaining prior governmental approvals. While under the Resolution, in March 2003, we requested and received approval from the Federal Reserve for the payment of a First Quarter 2003 dividend in the amount of $.03 per share to stockholders of record on March 31, 2003. Again, in May 2003, we requested and received approval from the Federal Reserve for the payment of a Second Quarter 2003 dividend in the amount of $.03 per share to stockholders of record on June 30, 2003. The Resolution was terminated by the regulators on August 25, 2003, and the dividend restrictions were removed. During 2004, PAB paid $.34 per share in aggregate dividends to its stockholders. On December 31, 2004, the Bank was able to pay $10,319,000 in dividends to its parent holding company, PAB, without further regulatory approval.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2004, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 13.5% and 12.2%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 2004 was 10.4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

At December 31, 2004, the Bank had the requisite capital level to qualify as "well capitalized" under the regulatory framework for prompt corrective action.

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

The GFLA is a controversial law because of provisions such as those creating potential liability for assignees and holders of "covered" loans. As a result, the GFLA was amended, effective March 7, 2003, by the Georgia legislature in an effort to address a number of those provisions. On July 31, 2003, the Office of the Comptroller of the Currency issued a Preemption Determination and Order declaring most of the GFLA preempted by federal law and, therefore, inapplicable to nationally chartered banks. The Georgia Department issued a complying Declaratory Ruling on August 5, 2003. The order purported to preempt all of the GFLA, and even though there may be several parts of the GFLA that remain effective as to national banks, those non-preempted parts are likely inapplicable or moot due to the articulated preemption of most other operative parts of the GFLA. The preemption-parity provisions of the GFLA level the playing field for state-chartered banks in that aspects of GFLA preempted by federal law become inapplicable to state-chartered as well as nationally-chartered banks.

Check 21
On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

•	allowing check truncation without making it mandatory;
•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

ITEM 2. PROPERTIES

We currently operate 17 bank branches, two loan production offices, an operations center, and an administrative building. With the exception of one branch office in Ocala, Florida and one branch office in Stockbridge, Georgia, we own all of the real property and/or buildings in which our bank branch offices are located. The Ocala office is under a five-year operating lease that expires in December 2008. The Stockbridge office is under a five-year operating lease that expires in May 2009. The loan production offices operate out of leased office space in those markets. In addition, we own a three-story administrative building, which houses our corporate offices, and a 12,000 square-foot operations center in Valdosta, Georgia. All of the properties are in a good state of repair and are appropriately designed for the purposes for which they are used.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed for quotation on the American Stock Exchange ("AMEX") under the symbol "PAB" since July 9, 1996. On February 28, 2005, there were 2,305 holders of record of our common stock.

Our ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. Our ability to generate liquid assets for distribution is primarily dependent on the ability of the Bank to pay dividends up to the parent holding company. The payment of dividends is an integral part of our goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to our stockholders. When possible, it is our current intention to pay out 35-45% of our net earnings in the form of cash dividends to our stockholders on a quarterly basis; provided, however, there is no assurance that we will do so in the future.

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by AMEX, the cash dividends declared, and the diluted earnings per share.

	Sales Price
Calendar Period	High	Low	Dividends	Earnings
2003
First Quarter	$9.48	$8.10	$0.03	$0.19
Second Quarter	13.95	9.07	0.03	0.18
Third Quarter	13.81	12.70	0.05	0.18
Fourth Quarter	15.75	13.69	0.07	0.19
2004
First Quarter	$15.80	$12.65	$0.07	$0.22
Second Quarter	14.15	11.44	0.07	0.22
Third Quarter	13.00	11.83	0.10	0.21
Fourth Quarter	13.75	12.90	0.10	0.23

Stock Buyback Plan
A summary of our purchases of PAB common stock during the fourth quarter ended December 31, 2004 follows.

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
October	11,000	$13.05	11,000	353,700
November	-	-	-	-
December	-	-	-	-
Total	11,000	$13.05	11,000	353,700

[1]	On May 25, 2004, the Board of Directors authorized the purchase of 400,000 shares of the Company's common stock. The plan will expire May 25, 2005.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data for PAB. This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

(In thousands, except per share and other data)	2004	2003	2002	2001	2000
Summary of Operations:
Interest income	$40,597	$40,040	$48,079	$62,715	$57,526
Interest expense	10,624	12,467	19,989	35,600	28,674
Net interest income	29,973	27,573	28,090	27,115	28,852
Provision for loan losses	600	-	2,575	12,220	4,099
Other income	6,344	8,616	8,013	11,923	5,756
Other expense	23,055	25,702	24,368	26,921	21,874
Income (loss) before income tax expense	12,662	10,487	9,160	(103)	8,635
Income tax expense (benefit)	4,144	3,361	2,813	(251)	2,909
Net income	$8,518	$7,126	$6,347	$148	$5,726
Net interest income on a taxable-equivalent basis	$30,148	$27,759	$28,225	$27,216	$28,968
Selected Average Balances:
Total assets	$765,016	$736,367	$779,958	$847,100	$694,674
Earnings assets	704,345	676,372	719,352	780,120	640,889
Loans	569,858	537,223	586,712	616,156	534,340
Deposits	575,767	576,871	641,448	694,219	548,276
Stockholders' equity	79,499	75,906	67,975	72,268	70,706
Selected Year End Balances:
Total assets	$868,975	$730,741	$747,911	$859,143	$794,907
Earnings assets	808,886	666,488	683,456	790,546	722,490
Loans	646,149	538,644	555,238	637,825	580,737
Allowance for loan losses	9,066	10,139	12,097	15,765	8,185
Deposits	657,550	556,917	606,730	720,398	637,180
Stockholders' equity	81,000	76,062	71,265	65,372	70,780
Common Share Data:
Outstanding at year end	9,495,320	9,484,660	9,430,413	9,409,913	9,501,947
Weighted average outstanding	9,499,709	9,476,158	9,426,761	9,482,709	9,528,387
Diluted weighted average outstanding	9,642,065	9,686,617	9,459,768	9,550,080	9,598,790
Per Share Ratios:
Net income - basic	$0.89	$0.75	$0.67	$0.02	$0.60
Net income - diluted	0.88	0.74	0.67	0.02	0.60
Dividends declared	0.34	0.18	0.11	0.44	0.43
Book value	8.53	8.02	7.56	6.95	7.45
Profitability Ratios:
Return on average assets	1.11%	0.97%	0.81%	0.02%	0.82%
Return on average equity	10.71%	9.60%	9.34%	0.20%	8.10%
Net interest margin	4.28%	4.11%	3.92%	3.49%	4.52%
Efficiency ratio	63.18%	68.90%	67.04%	74.02%	60.39%
Liquidity Ratios:
Total loans to total deposits	98.27%	96.72%	91.51%	88.54%	91.14%
Average loans to average earning assets	80.91%	80.03%	81.56%	78.98%	83.37%
Noninterest-bearing deposits to total deposits	15.15%	17.04%	14.45%	11.31%	11.09%
Capital Adequacy Ratios:
Average equity to average assets	10.39%	10.08%	8.72%	8.53%	10.18%
Dividend payout ratio	37.93%	23.89%	16.39%	2855.42%	72.08%
Asset Quality Ratios:
Net charge-offs to average loans	0.29%	0.36%	1.06%	0.75%	0.26%
Nonperforming loans to total loans	0.54%	1.53%	2.09%	1.91%	1.27%
Nonperforming assets to total assets	0.40%	1.75%	1.72%	1.57%	0.99%
Allowance for loan losses to total loans	1.40%	1.88%	2.18%	2.47%	1.41%
Allowance for loan losses to nonperforming loans	261.04%	123.41%	104.33%	129.44%	111.03%

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

OVERVIEW OF KEY FINANCIAL, STRATEGIC AND PERFORMANCE FACTORS

Our operating subsidiary, The Park Avenue Bank, is an $868 million community bank with 17 branches and two loan production offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan communities. We provide traditional banking products and services to both commercial and individual customers in our markets. For additional information on our markets, see the "Markets and Competition" section in Part I of this Report. As a bank, we operate in a highly regulated and competitive environment. Our primary objective is to accept deposits and borrow additional funds as needed at low costs and invest those funds in a safe and sound manner in loans and investments at a higher yield in order to increase the return on our stockholders' investment. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

In terms of profitability, our return on average assets ("ROA") and return on average equity ("ROE") for 2004 was 1.11% and 10.71%, respectively. The table below summarizes our net income, diluted earnings per share ("EPS"), ROA and ROE for the past five years.

Year	Net Income	EPS	ROA	ROE
	(In Thousands)
2000	$5,726	$0.60	0.82%	8.10%
2001	148	0.02	0.02%	0.20%
2002	6,347	0.67	0.81%	9.34%
2003	7,126	0.74	0.97%	9.60%
2004	8,518	0.88	1.11%	10.71%

2004 was a benchmark year for the Company in terms of growth and profitability. For the first time in five years, the Company posted a double-digit asset growth rate, an ROA greater than 1.0%, and a double-digit ROE. Our plan is to continue to deliver these results to our shareholders. We want to continue to expand our presence in the higher growth markets in North Georgia and Florida, seek opportunities to enter new growth markets, and recapture lost market share in our South Georgia markets. A recap of what happened in 2001 and our subsequent progression follows.

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

After the conclusion of their examination, on May 20, 2002, the Federal Reserve required our Board of Directors to adopt the Resolution to improve the financial condition of the Bank and correct the weaknesses identified in their examination. In addition, the Resolution restricted us from redeeming our capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without prior regulatory approval. Over the next 15 months, little was accomplished that did not relate to addressing the provisions of the Resolution. On August 25, 2003, the Federal Reserve terminated the Resolution with the Company.

From the third quarter of 2001, when our credit problems began to surface, to the third quarter of 2003, when our Resolution with the Federal Reserve was terminated, our balance sheet was in a period of contraction. While part of the decline was due to the work out or charge-off of certain loans, we also lost some business to former lenders and our competitors while our attention was diverted from business development. In addition, we saw a decline in overall demand for loans with the down turn in the economy.

Without the loan demand, we had to reduce our level of rate-sensitive deposits in order to stabilize our earnings. From the third quarter of 2001 to the third quarter of 2004, our quarterly average balance of time deposits declined $192.1 million, or 43.2%. During the same period of time, our quarterly average balance of demand and savings deposit accounts increased $67.1 million, or 27.6%, as we focused on retaining and attracting core, in-market customer relationships. We realize that some portion of that increase is possibly the result of our customers temporarily "parking" their excess liquidity due to lower interest rates and an overall lack of investment and capital spending in the economy during this period of time.

The table below shows our total loans and deposits at the end of each quarter since the end of the third quarter of 2001 as well as our net interest income and net interest margin for each of those quarters.

Quarter Ended	Loans	Deposits	Net Interest Income*	Net Interest Margin*
	(Dollars In Thousands)
09/30/01	$644,101	$709,130	$6,602	3.36%
12/31/01	637,825	720,398	6,686	3.32%
03/31/02	607,707	672,337	6,946	3.67%
06/30/02	590,344	628,927	6,993	3.89%
09/30/02	553,458	615,415	7,032	3.98%
12/31/02	555,238	606,730	7,254	4.18%
03/31/03	547,785	587,719	6,867	4.15%
06/30/03	529,230	573,230	6,866	4.13%
09/30/03	531,551	563,412	6,968	4.02%
12/31/03	538,644	556,917	7,058	4.14%
03/31/04	549,149	556,853	7,202	4.34%
06/30/04	554,524	565,613	7,214	4.28%
09/30/04	600,450	575,775	7,760	4.35%
12/31/04	646,149	657,550	7,971	4.15%

* shown on a taxable-equivalent basis

In 2004, our total loans increased $107.5 million, or 20.0%, on the strength of our North Georgia market. The majority of our loan growth was in commercial real estate lending, which is comprised of residential and commercial construction and development loans as well as owner-occupied and income-producing commercial real estate mortgages.

Our construction and development loan portfolio increased $66.7 million, or 66.6%, from $100.2 million at December 31, 2003 to $166.9 million at December 31, 2004. As a percentage of total loans, this portfolio increased from 18.6% at the end of 2003 to 25.8% at the end of 2004. The increase in this type of lending is representative of the overall economic growth and development of our North Georgia and Florida markets.

Our commercial real estate mortgage portfolio increased $38.7 million, or 20.5%, from $188.6 million at December 31, 2003 to $227.3 million at December 31, 2004. As a percentage of total loans, this portfolio increased only fractionally from 35.0% at the end of 2003 to 35.2% at the end of 2004.

The return of loan demand generated the need to grow deposits and employ other funding sources. While we eased back into a more competitive mode on our deposit pricing, we utilized third-party brokered deposits, FHLB advances, Fed Funds purchased, and repurchase agreements to meet our interim funding needs. The total increase in deposits for 2004 was $100.6 million, or 18.1%, and brokered deposits accounted for $47.0 million of that increase. We also added $54.3 million in net additional advances with the FHLB in 2004.

Total stockholders' equity increased $4.9 million, or 6.5%, during 2004. Equity was increased primarily from the contribution of $8.5 million from 2004 earnings net of $3.2 million in dividends paid. As a percentage of total assets, equity represented 9.3% at end of 2004, compared to 10.4% at the beginning of 2004, with the decrease resulting from an increase in assets during the year.

A breakdown of loans and deposits as of December 31, 2004 and 2003 and the percentage of net growth (or contraction) in 2004 for each market is provided in the table below.

Market/	# of	Total Loans			Total Deposits
County	Offices	2004	2003	% Chg	2004	2003	% Chg
		(Dollars in Thousands)
South Georgia
Lowndes	4	$134,138	$117,462	14.2	$200,034	$189,473	5.6
Cook	1	10,321	11,934	(13.5)	35,497	33,256	6.7
Decatur	3	48,697	53,246	(8.5)	96,644	100,190	(3.5)
Grady	1	13,867	12,289	12.8	11,231	10,610	5.9
Appling	1	29,950	36,522	(18.0)	42,979	42,614	0.9
Jeff Davis	1	8,453	8,975	(5.8)	35,747	33,644	6.3
Bulloch	2	40,995	45,981	(10.8)	57,514	58,709	(2.0)
		$286,421	$286,409	0.0	$479,646	$468,496	2.4
North Georgia
Henry	2	$186,628	$118,140	58.0	$28,311	$23,301	21.5
Hall	1	75,773	54,824	38.2	11,983	4,447	169.5
Clarke	1	16,826	6,270	168.4	-	-	-
		$279,227	$179,234	55.8	$40,294	$27,748	45.2
Florida
Marion	1	$14,751	$24,670	(40.2)	$79,503	$54,299	46.4
St. Johns	1	39,564	17,319	128.4	4,704	-	-
		$54,315	$41,989	29.4	$84,207	$54,299	55.1
Treasury	-	$26,186	$31,012	(15.6)	$53,403	$6,374	737.8

Total		$646,149	$538,644	20.0	$657,550	$556,917	18.1

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

During 2004, the Federal Reserve raised the federal funds rate five times, in 25 basis point increments, from 1.00% to 2.25%, with the first increase in June. Being in an asset-sensitive interest rate position on our balance sheet (our earning assets reprice more frequently than our rate-sensitive liabilities), we expect to benefit during a period of rising interest rates. However, if interest rates continue to rise and we continue to grow our balance sheet, we expect the incremental cost of those additional funds needed for such growth to be higher than our current cost of funds, which would offset some of the expected benefit in earnings. This occurred during the fourth quarter of 2004, as we increased deposits to fund loan growth.

The next two tables illustrate the effects of the continued repricing in interest rates and the changes in the volume of loans and deposits on our net interest income.

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

For the Years Ended December 31,	2004 vs. 2003			2003 vs. 2002
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars In Thousands)
Increase (decrease) in
income from earning assets:
Loans	$79	$(1,803)	$1,882	$(7,628)	$(4,290)	$(3,338)
Taxable securities	489	432	57	(104)	(1,172)	1,068
Nontaxable securities	(32)	(18)	(14)	148	(28)	176
Other short-term investments	10	28	(18)	(404)	(57)	(347)
Total interest income	546	(1,361)	1,907	(7,988)	(5,547)	(2,441)

Increase (decrease) in
expense from interest-bearing liabilities:
Demand deposits	(204)	(257)	53	(926)	(915)	(11)
Savings deposits	(47)	(66)	19	(149)	(162)	13
Time deposits	(1,766)	(1,293)	(473)	(5,791)	(2,897)	(2,894)
FHLB advances	64	(678)	742	(543)	(954)	411
Notes payable	62	46	16	(103)	(103)	-
Other short-term borrowings	48	23	25	(10)	(158)	148
Total interest expense	(1,843)	(2,225)	382	(7,522)	(5,189)	(2,333)

Net interest income	$2,389	$864	$1,525	$(466)	$(358)	$(108)

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

For the Years Ended
December 31,	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
ASSETS
Interest-earning assets:
Loans	$569,858	$35,096	6.16%	$540,787	$35,017	6.48%	$586,712	$42,645	7.27%
Investment securities:
Taxable	115,781	5,023	4.34%	114,343	4,534	3.96%	92,942	4,638	4.99%
Nontaxable	8,645	514	5.95%	8,875	546	6.15%	6,157	398	6.46%
Other short-term
investments	10,061	139	1.38%	11,713	129	1.10%	33,541	533	1.59%
Total interest-
earning assets	704,345	40,772	5.79%	675,718	40,226	5.95%	719,352	48,214	6.70%

Noninterest-earning assets:
Cash	20,258			20,629			22,541
Allowance for loan losses	(9,586)			(11,146)			(14,903)
Unrealized gain (loss)
on securities
available for sale	(352)			675			1,095
Other assets	50,351			50,491			51,873
Total assets	$765,016			$736,367			$779,958

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$173,555	$1,200	0.69%	$167,215	$1,404	0.84%	$167,986	$2,223	1.39%
Savings deposits	42,137	234	0.56%	39,445	281	0.71%	38,289	537	1.12%
Time deposits	264,216	6,752	2.56%	279,767	8,518	3.04%	350,697	14,309	4.08%
FHLB advances	66,787	1,535	2.30%	44,387	1,471	3.31%	36,863	2,014	5.46%
Notes payable	10,310	567	5.50%	10,000	505	5.05%	10,000	608	6.08%
Other short-term
borrowings	27,408	336	1.23%	25,243	288	1.14%	16,870	298	1.77%
Total interest-
bearing liabilities	584,413	10,624	1.82%	566,057	12,467	2.20%	620,705	19,989	3.22%

Noninterest-bearing liabilities
and stockholders' equity:
Demand deposits	95,859			90,444			84,476
Other liabilities	5,245			5,637			6,802
Stockholders' equity	79,499			74,229			67,975
Total liabilities and
stockholders'	$765,016			$736,367			$779,958
equity

Interest rate spread			3.97%			3.75%			3.48%

Net interest income		$30,148			$27,759			$28,225

Net interest margin			4.28%			4.11%			3.92%

Investment Portfolio

The fair value of investment securities at the indicated dates are presented below. Changes in the mix of our investment portfolio will vary over time given changes in market conditions and liquidity needs of the Bank.

As of December 31,	2004	2003	2002
	(Dollars in Thousands)
U. S. Government agency securities	$52,519	$57,328	$25,622
State and municipal securities	8,738	9,400	8,614
Mortgage-backed securities	54,997	50,296	32,066
Corporate debt securities	4,318	4,354	12,397
Equity securities	8,112	5,447	19,327
	$128,684	$126,825	$98,026

At December 31, 2004, the estimated fair market value of our investment portfolio was approximately $452,000, or 0.35%, below our amortized cost; however, market values may fluctuate significantly as interest rates change.

Our investment portfolio policy stresses quality and liquidity. The bonds which are purchased as investments carry an "A" rating or better by either Standard and Poor's or Moody's Investors Service, Inc. or have been reviewed for credit and market risk and deemed appropriate for the Bank's portfolio by management. The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single debtor.

The following table shows the maturities of non-equity investment securities at December 31, 2004 and the weighted-average yields (on a fully taxable basis assuming a 34% tax rate) on such securities. The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds. Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties. Of the investments in U.S. Government agency securities maturing after one year, approximately $31.0 million, or 59%, are potentially callable at par value within one year.

	U.S. Government		State and Municipal		Mortgage-Backed		Corporate Debt
	Agency Securities		Securities		Securities		Securities
As of December 31, 2004	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Due in one year or less	$2,219	4.40%	$747	5.70%	$-	-	$-	-
Due after one year through five years	9,061	4.72%	2,792	5.25%	48,155	4.05%	2,127	3.96%
Due after five years through ten years	23,374	4.47%	2,182	5.44%	6,842	4.71%	2,191	6.04%
Due after ten years	17,865	5.57%	3,017	6.50%	-	-	-	-
Total	$52,519	4.88%	$8,738	5.77%	$54,997	4.13%	$4,318	5.02%

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

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Commercial and financial	$59,703	$53,849	$62,653	$80,493	$72,942
Agricultural (including loans secured by farmland)	26,704	24,071	21,777	26,428	23,064
Real estate - construction	166,854	100,150	83,836	63,486	40,130
Real estate - mortgage (commercial and residential)	375,222	332,004	338,261	402,988	376,000
Installment loans to individuals and other	19,552	29,366	48,934	64,806	68,880
	648,035	539,440	555,461	638,201	581,016
Deferred loan fees and unearned interest, net	(1,886)	(796)	(223)	(376)	(279)
	646,149	538,644	555,238	637,825	580,737
Allowance for loans losses	(9,066)	(10,139)	(12,097)	(15,765)	(8,185)
Loans, net	$637,083	$528,505	$543,141	$622,060	$572,552

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2004	2003	2002	2001	2000

Commercial and financial	9.24%	10.00%	11.28%	12.62%	12.56%
Agricultural (including loans secured by farmland)	4.13%	4.47%	3.92%	4.15%	3.97%
Real estate - construction	25.82%	18.59%	15.10%	9.95%	6.91%
Real estate - mortgage (commercial and residential)	58.07%	61.64%	60.93%	63.18%	64.75%
Installment loans to individuals and other	3.03%	5.45%	8.81%	10.16%	11.86%
	100.29%	100.15%	100.04%	100.06%	100.05%
Deferred loan fees and unearned interest, net	-0.29%	-0.15%	-0.04%	-0.06%	-0.05%
	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loans losses	-1.40%	-1.88%	-2.18%	-2.47%	-1.41%
Loans, net	98.60%	98.12%	97.82%	97.53%	98.59%

In 2004, the makeup of the loan portfolio continued to shift as loans secured by real estate increased to represent 86.76% of the total portfolio at the end of 2004 from 82.99% at the end of 2003 and 78.46% at the end of 2002. Installment loans to individuals and other loans decreased to 3.03% of the portfolio at the end of 2004 from 5.45% at the end of 2003 and 8.81% at the end of 2002. Overall, the loan portfolio increased $107.5 million, or 20%, from $538.6 million at the beginning of the year to $646.1 million at year end. The largest category of the total portfolio, commercial and residential real estate mortgages, increased $43.2 million in total, while the percentage of the total portfolio dropped slightly at the end of 2004 to 58.07% from 61.64% at the end of 2003. The makeup of this category has continued to shift from residential real estate loans, 39% of the total, to a larger commercial real estate portfolio, 61% of the total. Commercial real estate loans increased $38.7 million during 2004 while residential real estate loans increased $4.5 million.

The second largest category of the portfolio, real estate - construction, represented 25.82% of the category at the end of 2004 compared to 18.59% at the end of 2003. Our growth in residential construction lending in Henry County and its surrounding counties was the primary reason for the $66.7 million increase in real estate construction loans. Of the $166.9 million in construction loans outstanding at the end of 2004, $107.7 million were originated from our Henry County offices.

A summary of loans from each market outstanding at December 31, 2004 is presented in the following table.

	South Georgia	North Georgia	Florida
	Market	Market	Market	Treasury	Total
	(Dollars in Thousands)
Commercial and financial	$41,375	$16,508	$1,523	$297	$59,703
Agricultural (including loans secured by farmland)	23,394	2,897	413	-	26,704
Real estate - construction	16,216	119,832	30,481	325	166,854
Real estate - mortgage (commercial and residential)	189,018	139,311	22,885	24,008	375,222
Installment loans to individuals and others	16,465	1,260	267	1,560	19,552
	286,468	279,808	55,569	26,190	648,035
Deferred loan fees and unearned interest, net	(47)	(581)	(1,254)	(4)	(1,886)
	286,421	279,227	54,315	26,186	646,149
Allowance for loan losses	(4,066)	(3,780)	(747)	(473)	(9,066)
	$282,355	$275,447	$53,568	$25,713	$637,083

In addition to the geographic concentrations noted in the tables above, we had approximately $35.8 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

In 2004, loans in our North Georgia market increased 55.8% and loans in our Florida market increased 29.4%. While these are relatively new markets for us and some level of growth is expected, the growth that we have experienced from these markets can be attributed to the addition of experienced lenders with contacts in these markets, and strong local economic activity. Our ability to continue to grow in these markets is dependent upon a continuation of these favorable attributes.

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

	Commercial		Real Estate -	Real Estate -	All Other
As of December 31, 2004	& Financial	Agricultural	Construction	Mortgage	Loans	Total
	(Dollars in Thousands)
Due in one year or less	$40,209	$10,993	$130,080	$97,034	$9,129	$287,445
Due after one year through five years	18,699	12,627	35,958	210,371	8,739	286,394
Due after five years	795	3,084	816	67,817	1,684	74,196
Total	$59,703	$26,704	$166,854	$375,222	$19,552	$648,035

Of the above loans maturing after one year,
those with predetermined fixed rates	$3,753	$2,657	$159	$93,744	$8,330	$108,643
those with floating or adjustable rates	15,741	13,054	36,615	184,444	2,093	251,947
Total maturing after one year	$19,494	$15,711	$36,774	$278,188	$10,423	$360,590

While we do make some long-term, fixed rate commercial real estate loans, with interest rates near forty year lows, we have a preference to offer loans to our commercial customers on a floating rate basis usually tied to a prime interest rate. This preference has contributed to our asset-sensitive interest rate risk position. At December 31, 2004, approximately 83% of our loan portfolio will either mature or reprice within the next twelve months.

Nonaccrual, Past Due and Restructured Loans
The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

As of December 31,	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$1,417	$7,048	$10,378	$10,581	$2,430
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	11	-	-	1,598	509
Troubled debt restructurings not included above	2,045	1,168	1,217	-	-
Other impaired loans	-	-	-	-	4,433
Total nonperforming loans	$3,473	$8,216	$11,595	$12,179	$7,372

Ratio of nonperforming loans to total loans (%)	0.54	1.53	2.09	1.91	1.27

Allowance for loan losses to nonperforming loans (%)	261.04	123.41	104.33	129.44	111.03

We have continued to improve our asset quality by working down our levels of nonperforming loans and monitoring our portfolio for potential problem loans to promptly resolve any material issues that might arise.

In December 2004, we discovered that a $5.2 million commercial real estate loan originated from our Hall County office was not as it was represented for approval in October 2004. With the help of counsel, we have investigated the situation to minimize our potential risk exposure, but we still have not reached a final conclusion on this credit. We engaged another appraiser to provide "As Is" values for the property to support our loans, and we are working with the borrower, the contractors, and the tenants to ensure completion of the project. We believe that we have sufficient reserves ($792,000) allocated to these loans as of December 31, 2004. These loans were not considered impaired as of year end, however, in February 2005, we placed this loan and a related $517,000 loan on nonaccrual status as it became evident that the borrower would be unable to perform under the terms of the notes. Obviously, these loans will increase our level of nonperforming loans for the first quarter of 2005.

At December 31, 2004, we had $4.10 million in total delinquent loans (loans past due 30 days or more), or 0.63% of total loans. This is an improvement from 1.04% one year ago and a recent high of 4.33% at March 31, 2002.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. For the year ended December 31, 2004, the gross interest income that would have been recorded if our nonperforming loans had been current in accordance with their original terms was approximately $357,000. The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2004 was approximately $315,000. The allowance for loan losses related to our nonperforming loans amounted to approximately $510,000 and $2,351,000 at December 31, 2004 and 2003, respectively, due to a decline in specific reserves on loans individually evaluated for impairment.

Allowance For Loan Losses

At December 31, 2004, the allowance as a percent of total loans was 1.40%, compared to 1.88% at December 31, 2003. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral. The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio. Their assessments are supplemented with independent reviews conducted by our internal audit department and external loan review consultants. All loans in excess of $150,000 that have been identified for potential credit weakness are reviewed quarterly by a management committee to further enhance the process for timely recognition of losses and for determining appropriate reserves.

We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. We perform an allowance analysis at least quarterly that is broken down into three components: (1) specific allowances for individual loans, (2) allowances for pools of loans identified by credit risk grades or delinquency status, and (3) general allowances for all other loans pooled by loan type. A management committee has the responsibility for assessing the risk elements, determining the specific allowance valuations, and affirming the methodology used. The Board of Directors reviews management's assessment and affirms the amount recorded.

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by Financial Accounting Standards Board ("FASB") Statement No. 114, Accounting by Creditors for Impairment of a Loan. Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment. A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired. If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values. At December 31, 2004, we had $1.08 million in specific reserves on $7.46 million in individually evaluated impaired and other significant potential problem loans. This is a decrease from the $1.58 million in specific reserves on $4.75 million in individually evaluated loans at December 31, 2003.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 day or more. The allowance factors are based on industry standards and supported by our own historical loss analysis. At December 31, 2004, we had $2.79 million in general reserves allocated to $67.5 million rated and delinquent loans. This is a decrease from the $4.03 million reserved on $73.3 million rated and delinquent loans at December 31, 2003. The decrease is due to continued improvement in the more severe rating categories over the past 12 months.

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment. At December 31, 2004, we had $5.19 million in general reserves compared to $4.53 million one year ago. While we have seen improving trends in may of the environmental factors, the general reserve increased slightly over last year primarily due to additional caution taken into consideration for our increased concentration in residential construction lending and our entering into new markets.

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

As of December 31,	2004		2003		2002		2001		2000
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Commercial, financial
and agricultural	$1,657	13.3%	$2,312	14.4%	$2,422	15.2%	$2,823	16.7%	$1,203	16.5%
Real estate - construction	2,211	25.8%	1,168	18.6%	1,293	15.1%	1,572	9.9%	973	6.9%
Real estate - mortgage	4,851	57.9%	5,349	61.6%	7,660	60.9%	9,244	63.2%	4,779	64.7%
Consumer and other loans	335	3.0%	549	5.4%	722	8.8%	2,126	10.2%	1,230	11.9%
Unallocated	12		761		-		-		-
Total	$9,066	100.0%	$10,139	100.0%	$12,097	100.0%	$15,765	100.0%	$8,185	100.0%

Summary of Loan Loss Experience
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31,	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of year	$10,139	$12,097	$15,765	$8,185	$5,037
Charge-offs:
Commercial, financial and agricultural	511	365	3,771	1,619	680
Real estate - construction	-	9	-	2,001	110
Real estate - mortgage (commercial and residential)	1,673	1,167	1,752	538	393
Installment loans to individuals and other loans	389	1,578	1,079	675	401
	2,573	3,119	6,602	4,833	1,584
Recoveries:
Commercial, financial and agricultural	117	673	89	55	59
Real estate - construction	-	-	-	-	-
Real estate - mortgage (commercial and residential)	330	180	119	72	72
Installment loans to individuals and other loans	453	308	151	66	51
	900	1,161	359	193	182
Net charge-offs	1,673	1,958	6,243	4,640	1,402
Additions provided to the allowance
charged to operations	600	-	2,575	12,220	4,099
Allowance for loan losses of acquired bank	-	-	-	-	451
Balance at end of year	$9,066	$10,139	$12,097	$15,765	$8,185

Average balance of loans outstanding	$569,858	$540,787	$586,712	$616,156	$534,340

Ratio of net charge-offs during the year to average
loans outstanding during the year (%)	0.29	0.36	1.06	0.75	0.26

Deposits

The following table summarizes average deposits and related weighted average rates of interest paid for each of the three years presented.

	2004		2003		2002
For the Year Ended December 31,	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$95,859	-	$90,444	-	$84,476	-
Interest-bearing demand	173,555	0.69%	167,215	0.84%	167,986	1.39%
Savings	42,137	0.56%	39,445	0.71%	38,289	1.12%
Time	264,216	2.56%	279,767	3.04%	350,697	4.08%
Total	$575,767	1.42%	$576,871	1.77%	$641,448	2.66%

Our total deposit portfolio grew $100.6 million, or 18.1%, in 2004. Of this increase, $47.0 million is from the purchase of brokered deposits. The average rate paid on time deposits dropped 48 basis points from 3.04% in 2003 to 2.56% in 2004. The decrease in rate on these deposits allowed us to improve our net interest margin and keep our net interest income from falling to a less profitable level. While we have historically enjoyed a relatively low cost of funds from our core deposits, with the current rising rate environment and our plan to grow the balance sheet, we do not expect to be able to sustain these low levels of interest rates on deposits.

The maturities of time deposits of $100,000 or more as of December 31, 2004 are summarized below.

Amount (in thousands)
Three months or less	$23,818
Over three through six months	25,487
Over six months through one year	57,591
Over one year	38,982
Total	$145,878

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

At December 31, 2004, our liquidity ratio was 20.42% and our net noncore funding dependency ratio was 29.18%. Our liquidity and funding policy provides that we should maintain a liquidity position of greater than or equal to 15% and a net noncore funding dependency ratio of less than or equal to 25%. Due to our reliance on brokered deposits and FHLB advances for funding during the fourth quarter, we exceeded our policy limit in the net noncore funding dependency ratio at year end. Since year end we are aware of no trends or events likely to result in a material change in our ability to meet the borrowing needs and deposit withdrawal requirements of our customers.

Investment Portfolio
The Bank's investment portfolio is another primary source of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. Contractual investment securities that mature within one year totaled $998,000 at December 31, 2004. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flows from the investment portfolio.

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits, certain borrowing arrangements, and for other purposes. At December 31, 2004, approximately 82.4% of our $128.7 million investment portfolio was pledged as collateral to others.

Borrowings
As with most community banks, loan volume is the driver for the remainder of our balance sheet. Since our loan volume has grown $107.5 million this past year, we have become more aggressive in retaining time deposits. As a result, total time deposits have increased $73.8 million, or 28.5%, since December 31, 2003. Of this $73.8 million in time deposit growth, $47.0 million are in the form of brokered deposits. To further fund this loan growth, we borrowed $54.7 million in advances from the Federal Home Loan Bank of Atlanta (the "FHLB") during 2004.

During 2003, we incurred a $1.44 million prepayment penalty to repay $14.5 million in FHLB advances that had a remaining average life to maturity of over five years. The average rate on these advances was 434 basis points higher than the federal funds rate (at that time) that we purchased to retire the advances.

On November 28, 2001, PAB Bankshares Capital Trust I ("PAB Trust") issued $10 million of Floating Rate Capital Securities, also referred to as "trust preferred securities". We formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures issued by us. The interest rates on both the trust preferred securities and the debentures are reset semi-annually at LIBOR plus 3.75% (currently 6.44%) with a rate cap of 11.0% through December 8, 2006. We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust's obligations under the trust preferred securities. PAB Trust's sole asset is the debentures issued by us. The debentures will mature on December 8, 2031, but are callable at par at our option in whole or in part anytime after December 8, 2006. The proceeds from the issuance of the trust preferred securities qualify as Tier 1 Capital under the risk-based capital guidelines established by the Federal Reserve.

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities. This Interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this Interpretation. The Company has determined that the revised provisions required deconsolidation of PAB Bankshares Capital Trust I. The interpretation did not have a material effect on the Company's financial condition or results of operations.

At December 31, 2004, we had $11.7 million in an available secured credit line with the FHLB and an additional $40.0 million in unsecured Fed Funds lines of credit available with correspondent banks.

Contractual Obligations
Summarized below are our contractual obligations as of December 31, 2004.

		1 year	Over 1	Over 3	More than
Contractual Obligations	Total	or less	to 3 years	to 5 years	5 years
	(Dollars in Thousands)
FHLB Advances	$99,001	$11,181	$21,216	$15,202	$51,402
Operating Lease Obligations	598	166	281	151	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$109,909	$11,347	$21,497	$15,353	$61,712

Off-Balance-Sheet Financing
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At December 31, 2004, we had outstanding commitments to extend credit through open lines of credit of approximately $118.2 million and outstanding standby letters of credit of approximately $5.7 million.

Commitments of Capital
At December 31, 2004, we had accepted a bid to replace eight of our ATM's for approximately $220,000 and to add two additional ATM's for a cost of approximately $100,000. Although we have no commitments, locations identified, or regulatory approval applications in process, we have budgeted to add up to two branches during 2005. In April 2005, we intend to open a loan production office in Cobb County. We expect to enter into a lease agreement for the planned space and we have budgeted up to $25,000 to furnish and equip the office to meet our needs.

Stockholders' Equity
We are required to comply with capital adequacy standards established by our regulatory agencies. See the section titled "Capital Adequacy" under the caption "Supervision and Regulation" in Item 1 of this Report for more information on the regulatory capital adequacy standards.

The following table summarizes our consolidated regulatory capital ratios at December 31, 2004, 2003 and 2002.
				Minimum
				Regulatory
	2004	2003	2002	Requirement
Total Capital to Risk Weighted Assets	13.5%	15.1%	14.0%	8.0%
Tier 1 Capital to Risk Weighted Assets	12.2%	13.9%	12.7%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	10.4%	11.0%	10.0%	4.0%

RESULTS OF OPERATIONS

Net Interest Income

The primary component of a financial institution's profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. Our net interest income for 2004, on a tax equivalent basis, increased by $2,389,000, or 8.61%, over 2003. Interest income increased $546,000, or 1.4%, while interest expense decreased by $1,843,000, or 14.8%, during 2004. The increase in interest income is the net result of an increase of $28.6 million in our average earning assets and a 16 basis point drop in the average yield on earning assets during the year, from 5.95% in 2003 to 5.79% in 2004. The majority of the decrease in interest expense is the result of a decline in rates. The average rates paid on interest-bearing liabilities decreased 38 basis points, from 2.20% in 2003 to 1.82% in 2004.

Net interest income, on a tax equivalent basis, for 2003 decreased by $466,000, or 1.7%, over 2002. The $8.0 million decrease in interest income was primarily the result of a 75 basis point drop in the average yield on earning assets during the year from 2002 to 2003. The majority of the $7.5 million decrease in interest expense was the result of a 102 basis point drop in the average yield on interest-bearing liabilities during the year from 2002 to 2003.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin increased from 4.11% in 2003 to 4.28% in 2004, a 17 basis point improvement. Although our net interest margin improved during 2004, our ability to continue to improve our net interest margin in 2005 will be a challenge considering the current flattening of the interest rate curve and our rising incremental cost of funds.

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

For the year ended December 31, 2004, we recorded $600,000 as a provision for loan losses, compared to no provision recorded for the same period in 2003. The increase is due to a growing loan portfolio, balanced by continued improvement in the level of total nonperforming loans, and an improvement in several environmental factors previously discussed.

Noninterest Income

The following table summarizes noninterest income during the last three years.

For the Year Ended December 31,	2004		2003		2002
		Percent		Percent
		Change		Change
	Amount	2004 vs. 2003	Amount	2003 vs. 2002	Amount
	(Dollars In Thousands)
Service charges on deposit accounts	$4,417	-10.3%	$4,926	-7.0%	$5,295
Mortgage origination fees	522	-27.0%	715	-14.7%	838
Brokerage commissions and fees	121	-74.2%	469	-3.3%	485
ATM / debit card fee income	419	17.4%	357	8.5%	329
Other commissions and fees	225	-11.1%	253	8.6%	233
Securities transactions, net *	5	-99.6%	1,416	442.5%	261
Earnings of bank-owned life insurance	315	-33.3%	472	-1.3%	478
Gain (loss) on disposal / write-down of assets *	119	-146.1%	(258)	-5.1%	(272)
Other noninterest income	201	-24.4%	266	-27.3%	366
Total Noninterest Income	$6,344	-26.4%	$8,616	7.5%	$8,013

* Non-recurring items for discussion purposes

Noninterest income decreased 26.4% in 2004. As a percentage of average assets, noninterest income, excluding securities transactions and other non-recurring gains and losses, has been 0.81%, 1.01%, and 1.03% for each of the last three years ended December 31, 2004, 2003 and 2002, respectively.

Service charges on deposit accounts have declined over the past three years as we continued to promote a free checking product, thus reducing the monthly service fees. In addition, the fee income generated from an overdraft privilege product that was launched in March 2001 and resulted in an increase in revenues in 2001 and 2002 has continued to decline since then.

Mortgage origination fees continued to decline in 2004 due to a decrease in the refinancing activity during the year.

Brokerage income declined due to the sale of that unit in February 2004. We will continue to receive a small portion of the commissions earned on a select list of accounts held by employees and directors of the Bank going forward. In addition to the decline in commission revenue, we have had a greater decline in brokerage-related expenses. Included in noninterest expense for the years ended December 31, 2004, 2003, and 2002, were brokerage expenses totaling $96,799, $430,136, and $640,954, respectively.

Fee income from ATM and debit cards increased in 2004 as the volume of point-of-sale transactions has continued to increase from previous years.

Gains on securities transactions decreased $1.4 million in 2004. There was a non-recurring $1.0 million gain on the sale of stock in Community Financial Services, Inc. (a correspondent bank's holding company) recorded in 2003.

Earnings on bank-owned life insurance was down in 2004. This is due to the lower earnings credit on the policies resulting from the low interest rate environment.

Included in gain (loss) on disposal / write-down of assets for 2004 was a $200,000 gain on the sale of our brokerage services unit in February. Also in January 2004, we sold a former branch office in Ocala, Florida for $800,000, recording a gain of $27,000. This branch was closed in November of 2003, with our main branch in Ocala assuming the deposit and loan relationships at that time.

Noninterest Expense

The following table summarizes noninterest expense during the last three years.

For the Year Ended December 31,	2004		2003		2002
		Percent		Percent
		Change		Change
	Amount	2004 vs. 2003	Amount	2003 vs. 2002	Amount
	(Dollars In Thousands)
Salaries and wages	$12,201	0.5%	$12,136	0.3%	$12,097
Deferred loan cost	(990)	127.1%	(436)	-62.9%	(1,176)
Employee benefits	2,862	-10.5%	3,196	8.0%	2,958
Net occupancy expense of premises	1,878	4.4%	1,799	4.8%	1,716
Furniture and equipment expense	2,091	-11.2%	2,355	-1.7%	2,396
Advertising and business development	496	14.5%	433	-15.4%	512
Supplies and printing	424	-22.1%	544	-14.7%	638
Telephone and internet charges	342	-24.8%	455	-28.7%	638
Postage and courier	546	-3.0%	563	-12.6%	644
Legal and accounting fees	304	-42.4%	528	-40.2%	883
Service charges and fees	433	-10.5%	484	-19.7%	603
Loss on early retirement of debt	-	-	1,438	-	-
Other noninterest expense	2,468	11.8%	2,207	-10.2%	2,459
Total Noninterest Expense	$23,055	-10.3%	$25,702	5.5%	$24,368

As a percentage of average assets, noninterest expense was 3.01%, 3.49%, and 3.12% in 2004, 2003 and 2002, respectively. During 2003, we incurred a $1.44 million loss on the early retirement of debt with the FHLB, saving significant interest expense over the next several years. Excluding this loss, noninterest expense would have totaled $24.3 million, or 3.30% of average assets for 2003.

The 0.5% increase in salaries and wages is the result of several factors. Included in salaries and wages for 2004 was a nonrecurring $685,645 CEO severance contract charge. The sale of our brokerage services unit in 2004 resulted in a decreased in salary and wage expense of $77,834 for 2004 compared to $335,623 and $458,868 for 2003 and 2002 respectively. Also, as our mortgage origination income declined, mortgage commissions paid decreased; $77,801, $135,156 and $231,253 for 2004, 2003 and 2002 respectively.

Deferred loan cost, a credit against salaries and wages, increased 127.1%, from 2003 and resulted in a decrease in expense reported during 2004, compared to 2003. The increase in the deferral of loan costs is due to the growth in loan volume.

Employee benefits decreased due primarily to a 14.0% decrease in health insurance premiums as we switched insurance plans, providers and administrators during the year.

Occupancy expense increased 4.4% in 2004 due to the addition of new facilities and the typical increases in property taxes, insurance, and utilities. Furniture and equipment expense decreased 11.2% in 2004 due primarily to a $209,000 decrease in depreciation expense.

Legal and accounting fees decreased by 42.4% in 2004. This decrease is due primarily to the drop in legal expense associated with the collection and recovery of problem loans.

The cost of acquiring, maintaining, and repairing foreclosed other real estate owned and other repossessed property included in other noninterest expense increased $292,277, or 117%, to $543,828 in 2004, from $251,551 in 2003 and $181,372 in 2002, due to an increase in activity in 2003 and 2004.

All other major expense categories have decreased due to efficiencies gained from the charter consolidation process, the utilization of technology, and tighter budgeting and cost control measures.

Income Taxes

The provision for income tax expense as a percentage of pre-tax income was 32.7%, 32.1%, and 30.7% for 2004, 2003 and 2002, respectively. The difference between the effective rate and the statutory federal rate of 34% is due primarily to income earned on our investments in and loans to tax-exempt municipalities and earnings on the cash value of our bank-owned life insurance.

Fourth Quarter Results

For the fourth quarter of 2004, our net income was $2.2 million, or $0.23 per diluted share, compared to net income of $1.9 million, or $0.19 per share, in the fourth quarter of 2003. In the fourth quarter of 2004, we provided $600,000 to the allowance for loan losses, compared to no provision in 2003. Our net interest margin for the fourth quarter of 2004 was 4.15% compared to 4.14% in 2003. The average yield on earning assets grew 13 basis points to 5.82% in the fourth quarter of 2004 from 5.69% in 2003. Correspondingly, the average rate paid on interest-bearing liabilities also increased, from 1.87% in 2003 to 1.99% in 2004, or 12 basis points.

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

Management's assessment is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in various internal and external environmental factors including, but not limited to, the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should these environmental factors change, a different amount may be reported for the allowance for loan losses and the associated provision for loan losses.

Estimates of Fair Value
The estimation of fair value is significant to a number of the Company's assets, including, but not limited to, investment securities, goodwill, other real estate owned, and other repossessed assets. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Recent Accounting Pronouncements

In management's opinion, there are no recent accounting pronouncements that have had a material impact on PAB's earnings or financial position as of or for the year ended December 31, 2004. For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with interest rates at historic lows and the shape of the interest rate curve, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At December 31, 2004, our one-year management-adjusted gap ratio of 1.57 was outside of our policy guidelines due to our preference to offer floating rate loans over fixed rate loans at this time. This exception to policy, while monitored closely, is an acceptable risk that positions our financial condition to benefit from an increase in interest rates.

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$489,459	$509,328	$561,826
Rate Sensitive Liabilities (RSL)	325,674	382,000	496,875
RSA minus RSL (Gap)	$163,785	$127,328	$64,951

Gap Ratio (RSA/RSL)	1.50	1.33	1.13

Management-Adjusted
Rate Sensitive Assets (RSA)	$502,422	$535,254	$610,489
Rate Sensitive Liabilities (RSL)	149,847	206,173	389,841
RSA minus RSL (Gap)	$352,575	$329,081	$220,648

Gap Ratio (RSA/RSL)	3.35	2.60	1.57

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of year end, the simulation model projected net interest income would increase 12.09% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 18.55% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at year end. However, this exception was mitigated because a further 200 basis point drop was not realistic given that the federal funds rate stood at 2.25%. If market rates immediately fell by 100 basis points, a more plausible but still unlikely scenario, our model projected net interest income to decrease 7.08% over the next year.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or "shock", in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	13.72%	18.25%
+200 bps	11.31%	12.09%
+100 bps	6.17%	6.01%
-100 bps	-7.01%	-7.08%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Summary for 2004 and 2003
(The sum of the quarterly results presented may not agree with the results for the full year due to rounding.)

	Quarterly Period Ending
	March 31	June 30	September 30	December 31
Year ended December 31, 2004:
Interest income	$9,587	$9,552	$10,328	$11,129
Interest expense	2,430	2,381	2,611	3,201
Net interest income	7,157	7,171	7,717	7,928
Provision for loan losses	-	-	-	600
Net interest income
after provision for
loan losses	7,157	7,171	7,717	7,328
Other income	1,806	1,490	1,614	1,434
Other expenses	5,726	5,613	6,287	5,429
Income before
income taxes	3,237	3,048	3,044	3,333
Income tax	1,111	928	983	1,122
Net income	$2,126	$2,120	$2,061	$2,211

Basic earnings per share	$0.22	$0.23	$0.21	$0.23
Diluted earnings per share	$0.22	$0.22	$0.21	$0.23

Year ended December 31, 2003:
Interest income	$10,416	$10,075	$9,892	$9,657
Interest expense	3,593	3,254	2,972	2,648
Net interest income	6,823	6,821	6,920	7,009
Provision for loan losses	-	-	-	-
Net interest income
after provision for
loan losses	6,823	6,821	6,920	7,009
Other income	2,161	1,887	2,865	1,702
Other expenses	6,305	6,225	7,343	5,829
Income before
income taxes	2,679	2,483	2,442	2,882
Income tax	854	751	760	995
Net income	$1,825	$1,732	$1,682	$1,887

Basic earnings per share	$0.19	$0.18	$0.19	$0.19
Diluted earnings per share	$0.19	$0.18	$0.18	$0.19

MANAGEMENT'S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of PAB Bankshares, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of the Company's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

The management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. To make this assessment, we used the criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2004, the Company's internal control over financial reporting was effective.

Our independent auditors have issued an attestation report on our assessment of the Company's internal control over financial reporting. A copy of the auditor's attestation report is included in this Annual Report on Form 10-K.

PAB BANKSHARES, INC.

/s/ M. Burke Welsh, Jr	/s/ Donald J. Torbert, Jr.
M. Burke Welsh, Jr.	Donald J. Torbert, Jr.
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 22, 2005	February 22, 2005
Date	Date

CERTIFIED PUBLIC ACCOUNTANTS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited management's assessment, included in the accompanying management's report on internal control over financial reporting, that PAB Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PAB Bankshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that PAB Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, PAB Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAB Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated, February 22, 2005, expressed an unqualified opinion.

Albany, Georgia
February 22, 2005

CERTIFIED PUBLIC ACCOUNTANTS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited the accompanying balance sheets of PAB Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Albany, Georgia
February 22, 2005

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS
Cash and due from banks	$22,976,924	$22,920,218
Interest-bearing deposits in other banks	984,737	505,409
Federal funds sold	32,616,121	330,187
Investment securities	128,683,829	126,825,013

Loans	646,149,340	538,643,842
Allowance for loan losses	(9,066,566)	(10,139,114)
Net loans	637,082,774	528,504,728

Premises and equipment, net	18,812,209	20,047,375
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,737,204	10,422,078
Foreclosed assets	30,216	4,577,824
Other assets	11,066,368	10,623,956

Total assets	$868,974,986	$730,741,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$99,627,825	$94,892,871
Interest-bearing demand and savings	224,836,339	202,753,493
Time	333,086,272	259,270,172
Total deposits	657,550,436	556,916,536

Federal funds purchased and securities sold under agreements to repurchase	14,168,098	36,919,790
Advances from the Federal Home Loan Bank of Atlanta	99,001,125	44,714,043
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,000,000
Other liabilities	6,945,443	6,128,857
Total liabilities	787,975,102	654,679,226

Commitments and contingencies (See Note 19)

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized;
9,495,320 and 9,484,660 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	29,143,017	29,314,700
Retained earnings	50,938,254	45,651,500
Accumulated other comprehensive loss	(298,452)	(121,099)
Total stockholders' equity	80,999,884	76,062,166

Total liabilities and stockholders' equity	$868,974,986	$730,741,392

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Interest income:
Interest and fees on loans	$35,096,225	$35,017,485	$42,645,210
Interest and dividends on investment securities:
Taxable	5,022,307	4,533,603	4,637,821
Nontaxable	339,398	360,476	262,446
Other interest income	139,180	128,854	533,048
Total interest income	40,597,110	40,040,418	48,078,525

Interest expense:
Interest on deposits	8,185,878	10,203,408	17,068,902
Interest on Federal Home Loan Bank advances	1,534,732	1,470,649	2,013,671
Interest on other borrowings	903,467	793,234	906,088
Total interest expense	10,624,077	12,467,291	19,988,661

Net interest income	29,973,033	27,573,127	28,089,864

Provision for loan losses	600,000	-	2,575,000
Net interest income after provision for loan losses	29,373,033	27,573,127	25,514,864

Other income:
Service charges on deposit accounts	4,417,464	4,925,500	5,294,753
Other fee income	1,286,544	1,794,684	1,884,885
Securities transactions, net	5,164	1,415,603	261,178
Other noninterest income	634,912	479,750	572,341
Total other income	6,344,084	8,615,537	8,013,157

Other expenses:
Salaries and employee benefits	14,072,903	14,895,502	13,879,438
Occupancy expense of premises	1,878,234	1,799,467	1,716,338
Furniture and equipment expense	2,090,497	2,355,038	2,396,318
Loss on early retirement of debt	-	1,438,085	-
Other noninterest expense	5,013,119	5,214,010	6,376,134
Total other expenses	23,054,753	25,702,102	24,368,228

Income before income tax expense	12,662,364	10,486,562	9,159,793
Income tax expense	4,144,279	3,361,044	2,812,954

Net income	$8,518,085	$7,125,518	$6,346,839

Earnings per common share:
Basic	$0.89	$0.75	$0.67
Diluted	$0.88	$0.74	$0.67

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Net income	$8,518,085	$7,125,518	$6,346,839

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period,
net of tax (benefit) of ($89,608); ($113,679); and $322,761	(173,945)	(220,671)	626,678
Reclassification adjustment for gains included in net
income, net of tax of $1,756; $481,305; and $88,801	(3,408)	(934,298)	(172,377)
	(177,353)	(1,154,969)	454,301

Comprehensive income	$8,340,732	$5,970,549	$6,801,140

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2001	9,409,913	$1,217,065	$28,657,351	$34,917,898	$579,569	$65,371,883
Net income	-	-	-	6,346,839	-	6,346,839
Other comprehensive income	-	-	-	-	454,301	454,301
Cash dividends declared,
$.11 per share	-	-	-	(1,036,410)	-	(1,036,410)
Stock options exercised	20,500	-	128,125	-	-	128,125
Balance, December 31, 2002	9,430,413	1,217,065	28,785,476	40,228,327	1,033,870	71,264,738
Net income	-	-	-	7,125,518	-	7,125,518
Other comprehensive loss	-	-	-	-	(1,154,969)	(1,154,969)
Cash dividends declared,
$.18 per share	-	-	-	(1,702,345)	-	(1,702,345)
Stock options exercised	54,247	-	529,224	-	-	529,224
Balance, December 31, 2003	9,484,660	1,217,065	29,314,700	45,651,500	(121,099)	76,062,166
Net income	-	-	-	8,518,085	-	8,518,085
Other comprehensive loss	-	-	-	-	(177,353)	(177,353)
Cash dividends declared,
$.34 per share	-	-	-	(3,231,331)	-	(3,231,331)
Stock acquired and cancelled
under stock repurchase plan	(46,300)	-	(576,198)	-	-	(576,198)
Stock options exercised	56,960	-	404,515	-	-	404,515
Balance, December 31, 2004	9,495,320	$1,217,065	$29,143,017	$50,938,254	$(298,452)	$80,999,884

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,518,085	$7,125,518	$6,346,839
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	2,558,296	3,574,422	3,112,790
Provision for loan losses	600,000	-	2,575,000
Provision for deferred taxes	(17,353)	879,072	1,180,948
Net realized gain on securities transactions	(5,164)	(1,415,603)	(261,178)
Net loss on disposal or write down of assets	81,314	257,770	271,909
Increase in cash value of bank-owned life insurance	(315,126)	(471,943)	(478,199)
Increase (decrease) in deferred compensation accrual	(3,157)	138,055	88,063
Increase (decrease) in retirement and severance accruals	225,274	(364,552)	(402,362)
(Increase) decrease in interest receivable	(294,422)	373,253	2,870,401
Increase (decrease) in interest payable	265,438	(475,207)	(1,981,829)
(Increase) decrease in taxes receivable	(374,462)	(151,677)	628,882
Net change in other assets and other liabilities	(151,006)	(32,160)	512,462
Net cash provided by operating activities	11,087,717	9,436,948	14,463,726

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(479,328)	469,439	14,965,267
(Increase) decrease in federal funds sold	(32,285,934)	30,453,813	(6,579,000)
Purchase of debt securities	(34,315,807)	(112,848,419)	(76,717,640)
Proceeds from sales and calls of debt securities	17,638,840	46,721,110	64,734,595
Proceeds from maturities and paydowns of debt securities	17,569,214	34,350,382	27,114,382
Purchase of equity securities	(3,666,200)	(1,444,700)	(980,150)
Redemption of equity securities	600	2,873,251	1,688,500
Net (increase) decrease in loans	(109,835,353)	8,879,190	63,295,276
Purchase of premises and equipment	(754,628)	(903,987)	(3,203,850)
Proceeds from disposal of assets	6,047,535	2,078,292	2,218,559
Net proceeds from sale of branch office	-	-	7,748,200
Net cash provided by (used in) investing activities	(140,081,061)	10,628,371	94,284,139

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	100,633,900	(49,813,697)	(109,503,044)
Net increase (decrease) in federal funds purchased and securities
sold under repurchase agreements	(22,751,692)	19,399,548	1,811,621
Advances from Federal Home Loan Bank	54,688,400	36,269,500	331,000
Payments on Federal Home Loan Bank advances	(401,318)	(27,700,367)	(2,414,568)
Dividends paid	(2,945,557)	(1,038,587)	(2,071,500)
Proceeds from the exercise of stock options	404,515	529,224	128,125
Issuance of preferred stock in REIT subsidiaries	-	15,000	-
Repurchase of preferred stock in REIT subsidiaries	(2,000)	(5,000)	(19,000)
Acquisition of stock under stock repurchase plans	(576,198)	-	-
Net cash provided by (used in) financing activities	129,050,050	(22,344,379)	(111,737,366)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Net increase (decrease) in cash and due from banks	$56,706	$(2,279,060)	$(2,989,501)

Cash and due from banks at beginning of period	22,920,218	25,199,278	28,188,779

Cash and due from banks at end of period	$22,976,924	$22,920,218	$25,199,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,358,639	$12,942,498	$21,970,490
Taxes	$4,536,091	$2,633,649	$1,003,124

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$(268,717)	$(1,749,951)	$688,114
Transfer of premises and equipment to other assets	$-	$1,323,821	$-
Transfer of loans to foreclosed assets	$657,307	$5,514,057	$2,280,526

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PAB Bankshares, Inc. (the "Company") is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the "Bank"). The Bank is a state-chartered, member bank of the Federal Reserve System that was founded in 1956 in Valdosta, Lowndes County, Georgia. Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company, all of which is described more fully in Note 9. During the first quarter of 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this Interpretation. The Company has determined that the revised provisions required deconsolidation of PAB Bankshares Capital Trust I. The interpretation did not have a material effect on the Company's financial condition or results of operations.

In 1998, the Company formed two real estate investment trusts (each a "REIT") and two intermediate REIT holding companies as subsidiaries of the Bank. The REITs were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company's investment in the REITs. To comply with federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REITs included in other liabilities was $115,000 and $117,000 as of December 31, 2004 and December 31, 2003, respectively.

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

Investment Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect. Equity securities are comprised of restricted equity securities and other equity securities without a readily determinable fair value and are recorded at cost and are periodically evaluated for impairment. Restricted equity securities are the Bank's required investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. Other equity securities are comprised of investments in the common stock of two nonpublic correspondent banks, both of which are well-capitalized institutions. No known events have occurred to require an impairment evaluation for these investments.

The amortization of purchase premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities. Realized gains and losses, determined using the specific identification method, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans are reported at their outstanding principal balances less unearned income, net deferred fees and costs on originated loans, and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using the interest method except for loans which provide no scheduled payment terms or revolving lines of credit, in these cases we use the straight line method over the life of the loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans, continued

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, various internal and external environmental factors, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other risk factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets, ranging from 10-39 years for buildings and improvements, and 3-10 years for furniture, fixtures and equipment. Generally, furniture, fixtures and equipment with a cost per unit of less than $1,000 are expensed as incurred and are not capitalized.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in a business combination. Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment of the carrying value as of November 30, 2004.

There were no changes in the carrying amount of goodwill during the year ended December 31, 2004.

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

Stock Based Compensation Plans

At December 31, 2004, the Company had options outstanding under two stock-based employee compensation plans, which are described in more detail in Note 17. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board "APB" Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003	2002
Net income, as reported	$8,518,085	$7,125,518	$6,346,839
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(216,551)	(230,257)	(229,407)
Pro forma net income	$8,301,534	$6,895,261	$6,117,432
Earnings per share:
Basic - as reported	$0.89	$0.75	$0.67
Basic - pro forma	$0.87	$0.73	$0.65
Diluted - as reported	$0.88	$0.74	$0.67
Diluted - pro forma	$0.86	$0.72	$0.65

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options.

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

Recent Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 and, on December 24, 2003, the FASB issued Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation.  The Company has determined that the provisions of the interpretation require deconsolidation of the subsidiary trust which issued subordinated debentures (see Note 9). The Company has adopted the provisions under the interpretation as of January 1, 2004.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Statement 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. A public entity must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). For public entities, such as the Company, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards outstanding as of the effective date that are vested, modified, repurchased, or cancelled after that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with correspondent banks and the Federal Reserve Bank of Atlanta, based on a percentage of deposits. The total of those reserve balances was approximately $6,360,000 and $6,374,000 at December 31, 2004 and 2003, respectively.

NOTE 3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of the investment securities, with gross unrealized gains and losses are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
U.S. Government agencies	$53,025,477	$140,010	$(646,483)	$52,519,004
State and municipal securities	8,564,881	194,822	(22,039)	8,737,664
Mortgage-backed securities	55,134,557	253,969	(391,434)	54,997,092
Corporate debt securities	4,298,816	18,955	-	4,317,771
Equity securities	8,112,298	-	-	8,112,298
	$129,136,029	$607,756	$(1,059,956)	$128,683,829

December 31, 2003
U.S. Government agencies	$57,811,675	$166,085	$(649,092)	$57,328,668
State and municipal securities	9,144,801	274,842	(19,855)	9,399,788
Mortgage-backed securities	50,240,697	354,708	(299,442)	50,295,963
Corporate debt securities	4,364,624	29,012	(39,741)	4,353,895
Equity securities	5,446,699	-	-	5,446,699
	$127,008,496	$824,647	$(1,008,130)	$126,825,013

The amortized cost and fair value of investment securities as of December 31, 2004 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Equity securities have a perpetual life and no stated maturity, therefore these securities and the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$993,191	$997,918
Due from one year to five years	8,132,899	8,227,603
Due from five to ten years	28,307,482	28,099,805
Due after ten years	28,455,602	28,249,113
Mortgage-backed securities	55,134,557	54,997,092
Equity securities	8,112,298	8,112,298
	$129,136,029	$128,683,829

Securities with a carrying value of $106,015,145 and $71,249,064 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, certain borrowing arrangements, and for other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	INVESTMENT SECURITIES (Continued)

Gains and losses on sales and calls of investment securities for the years ended December 31, 2004, 2003 and 2002 consist of the following:

	2004	2003	2002
Gross gains on securities transactions	$7,132	$1,429,011	$533,742
Gross losses on securities transactions	(1,968)	(13,408)	(272,564)
Net realized gain on securities transactions	$5,164	$1,415,603	$261,178

The following table shows the gross unrealized losses and fair value of securities, aggregated by category, at December 31, 2004 and 2003. At December 31, 2004 there are two U.S. Government agency debt issues and six mortgage-backed securities issued by U.S. Government agencies in the investment portfolio that have been in a continuous unrealized loss position for twelve months or longer. These unrealized losses are due to fluctuations in interest rates and are considered temporary because of acceptable investment grades on each security.

	Less than Twelve Months		Twelve Months or Longer
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$13,498,803	$246,262	$13,087,800	$400,221
State and municipal securities	3,022,852	22,039	-	-
Mortgage-backed securities	33,232,400	258,458	9,509,301	132,976
Corporate debt securities	-	-	-	-
Total temporarily impaired securities	$49,754,055	$526,759	$22,597,101	$533,197

December 31, 2003
U.S. Government agencies	$27,990,205	$649,092	$-	$-
State and municipal securities	1,742,080	19,855	-	-
Mortgage-backed securities	38,404,930	299,442	-	-
Corporate debt securities	2,169,495	39,741	-	-
Total temporarily impaired securities	$70,306,710	$1,008,130	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The composition of the loan portfolio as of December 31, 2004 and 2003 follows.

	2004	2003
Commercial and financial	$59,703,499	$53,849,024
Agricultural	26,704,376	24,071,141
Real estate - Construction	166,853,760	100,150,095
Real estate - Mortgage (commercial and residential)	375,221,553	332,003,534
Installment loans to individuals and others	19,381,324	29,189,686
Overdrafts	170,806	176,240
	648,035,318	539,439,720
Deferred loan fees and unearned interest, net	(1,885,978)	(795,878)
	646,149,340	538,643,842
Allowance for loan losses	(9,066,566)	(10,139,114)
	$637,082,774	$528,504,728

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 follows.
	2004	2003	2002
Balance, beginning of year	$10,139,114	$12,096,988	$15,765,373
Provision charged to operations	600,000	-	2,575,000
Loans charged-off	(2,572,845)	(3,118,821)	(6,602,334)
Recoveries	900,297	1,160,947	358,949
Balance, end of year	$9,066,566	$10,139,114	$12,096,988

A summary of information pertaining to impaired loans as of December 31, 2004 and 2003 follows.

	2004	2003
Loans accounted for on a nonaccrual basis	$1,417,259	$7,047,676
Troubled debt restructurings not included above	2,045,358	1,167,933
Loans past due 90 days or more and still accruing	10,637	-
Total nonperforming loans	$3,473,254	$8,215,609
Valuation allowance related to impaired loans	$509,505	$2,350,655

Additional information on impaired loans for the years ended December 31, 2004, 2003 and 2002 follows.

	2004	2003	2002
Average recorded investment in impaired loans	$6,505,508	$9,894,628	$13,206,730
Approximate amount of interest income that would have been recorded if the impaired loans had remained current and on accrual status	$357,385	$767,711	$1,135,894
Interest income recognized on a cash basis on impaired loans	$314,585	$143,360	$198,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2004 follows.

Balance, beginning of year	$7,758,735
Advances	18,323,785
Repayments	(13,706,511)
Transactions due to changes in related parties	(962,283)
Balance, end of year	$11,413,726

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2004 and 2003 follows.

	2004	2003
Land	$4,597,398	$4,229,408
Buildings and improvements	16,507,046	16,752,623
Furniture, fixtures and equipment	10,025,797	10,775,647
Construction in progress	-	33,454
	31,130,241	31,791,132
Less accumulated depreciation	(12,318,032)	(11,743,757)
	$18,812,209	$20,047,375

Depreciation expense amounted to $1,838,412, $2,047,623, and $2,110,353, for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases office space at five locations. One location is leased on a month-to-month basis. The other locations are under agreements with minimum contractual obligations as of December 31, 2004 as follows:

Year	Amount
2005	166,393
2006	139,866
2007	141,230
2008	134,761
2009	16,208
Later	-
$598,458

The Company also has commitments on various short-term operating leases for equipment. Total lease expense amounted to $284,326, $246,360, and $203,984 for the years ended December 31, 2004, 2003 and 2002 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	DEPOSITS

A summary of interest-bearing deposits as of December 31, 2004 and 2003 follows.

	2004	2003
Interest-bearing demand	$183,608,828	$162,844,995
Savings	41,227,511	39,908,498
Time, $100,000 and over	145,878,073	82,831,847
Other time	187,208,199	176,438,325
	$557,922,611	$462,023,665

The Company had $47,003,000 in brokered time deposits as of December 31, 2004.

Interest expense on deposits for the years ended December 31, 2004, 2003 and 2002 follows.

	2004	2003	2002
Interest-bearing demand	$1,199,639	$1,404,086	$2,330,026
Savings	234,512	281,552	430,179
Time, $100,000 and over	2,373,902	2,673,927	4,730,549
Other time	4,377,825	5,843,843	9,578,148
	$8,185,878	$10,203,408	$17,068,902

The scheduled maturities of time deposits at December 31, 2004 follow.

Year	Amount
2005	$227,884,195
2006	59,983,013
2007	21,524,825
2008	13,319,873
2009	9,554,720
Later	819,646
$333,086,272

NOTE 7.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to 90 days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a weekly basis. Securities sold under repurchase agreements at December 31, 2004 and 2003 were $14,168,098 and $35,136,790, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  ADVANCES FROM THE FEDERAL HOME LOAN BANK

Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (the "FHLB") as of December 31, 2004 and 2003.

	2004	2003
Adjustable rate advances due at various dates through September 30, 2009 with a weighted-average rate of 2.34% at December 31, 2004	$15,441,580	$3,941,580
Fixed rate advances due at various dates through February 26, 2024 with a weighted-average rate of 3.90% at December 31, 2004	22,959,545	3,172,463
Convertible advances due at various dates through July 15, 2014 with a weighted-average rate of 2.47% at December 31, 2004	60,600,000	37,600,000
	$99,001,125	$44,714,043

The Bank has pledged $95,880,257 in qualifying residential and commercial real estate mortgage loans, $43,962,469 in investment securities and $5,912,900 in FHLB stock as collateral on the advances from the FHLB.

Contractual maturities of the advances from the FHLB at December 31, 2004 follow.

Year	Amount

2005	11,181,200
2006	12,733,808
2007	8,482,434
2008	10,486,730
2009	4,715,148
Later	51,401,805
$99,001,125

NOTE 9.	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

On November 28, 2001, PAB Bankshares Capital Trust I ("PAB Trust") issued $10 million of Floating Rate Capital Securities "trust preferred securities". The Company formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the "Debentures") issued by the Company. The interest rates on both the trust preferred securities and the Debentures are reset semi-annually at LIBOR plus 3.75% (currently 6.44%) with a rate cap of 11.0% through December 8, 2006. The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust's obligations under the trust preferred securities. PAB Trust's sole asset is the Debentures issued by the Company. The Debentures will mature on December 8, 2031, but are callable at par by the Company in whole or in part anytime after December 8, 2006. The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

As discussed in Note 1, the Company adopted FASB Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities, during the first quarter of 2004. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation. The Company has determined that the revised provisions required deconsolidation of PAB Trust. The adoption of this interpretation did not have a material effect on the Company's financial statements. Prior years' consolidated financial statements have not been restated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	INCOME TAXES

The components of income tax expense for the years ended December 31, 2004, 2003 and 2002 follow.

	2004	2003	2002
Current	$4,161,632	$2,481,972	$1,632,006
Deferred	(17,353)	879,072	1,180,948
	$4,144,279	$3,361,044	$2,812,954

The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2004, 2003 and 2002 follows.

	2004	2003	2002
Tax at statutory rate	$4,326,730	$3,565,431	$3,114,330
Increase (decrease) resulting from:
State income tax, net of Federal tax benefit	30,471	16,172	37,894
Tax exempt interest and dividend exclusion	(152,661)	(181,127)	(163,775)
Increase in cash value of bank- owned life insurance policies	(107,679)	(160,542)	(162,053)
Deferred tax adjustment	111	116,257	(20,897)
Other items, net	47,307	4,853	7,455
Income tax expense	$4,144,279	$3,361,044	$2,812,954

The components of deferred income taxes at December 31, 2004 and 2003 follow.

	2004	2003
Deferred tax assets and (liabilities):
Accrued severance payable	$254,914	$178,321
Allowance for loan losses	3,082,632	3,447,299
Deferred compensation	696,245	697,320
Deferred loan origination cost	(322,622)	(245,402)
Deferred loan origination fees	906,751	462,745
Other assets	195,635	362,637
Premises and equipment	(918,691)	(1,025,409)
Unrealized loss on securities available for sale	153,748	62,384
Net deferred tax assets	$4,048,612	$3,939,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	EMPLOYEE BENEFIT PLANS

The Company provides an employee 401(k) plan for qualified employees. The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants' deferred compensation. The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors. Approximately 3.5% of the participants' eligible compensation was accrued as the discretionary profit sharing contributions for 2004, 2003 and 2002. The employer contributions are on a five-year vesting schedule. All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed one month employment to become eligible, with employer contributions beginning after six months of employment. Aggregate expense under the plan charged to operations during 2004, 2003 and 2002 amounted to $705,747, $711,102, and $675,614, respectively.

NOTE 12.	DEFERRED COMPENSATION AND RETIREMENT PLANS

In years past, the Company entered into separate deferred compensation arrangements with certain officers. The agreements called for the deferred compensation to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer. Annual accruals were made based on actuarial assumptions for the present value of the future obligations. In 2001, the Board of Directors elected to terminate these plans. At that time, the Company incurred an expense of approximately $898,000 for the accrual for the net present value of the liability covering two executive officers that were retiring at the end of 2001. The total accrued liability for these deferred compensation plans was $2,047,781 and $2,050,938 at December 31, 2004 and 2003, respectively. Aggregate expense under the deferred compensation plans charged to salaries and employee benefits expense were $85,085, $138,055, and $165,009 during 2004, 2003 and 2002, respectively.

In 2001, the Company entered into separate severance agreements with two retiring executive officers that effectively terminated their then existing employment agreements and committed to pay each officer a three-year severance package beginning in January 2002. The Company accrued $1,291,388 representing the net present value of the severance payments with the expense included in salaries and employee benefits for the year ended December 31, 2001. The remaining liability in the severance plans payable as of December 31, 2004 was $135,891. In 2003, the severance agreement for one of the retired executives was amended to spread the remaining payments due from the Company over an extended period to December 31, 2005.

In August 2004, the Company entered into a severance agreement with a retiring executive officer that effectively terminated his then existing employment agreement and committed to pay a three-year severance package beginning in September 2004. The Company accrued $685,645 representing the net present value of the severance payments with the expense included in salaries and employee benefits for the year ended December 31, 2004. The remaining liability in the severance plan payable as of December 31, 2004 was $613,857.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	OTHER INCOME AND EXPENSES

Other fee income for the years ended December 31, 2004, 2003 and 2002 follows.

	2004	2003	2002
Mortgage origination fees	$521,511	$715,358	$838,044
Brokerage commissions and fees	121,017	469,373	485,401
ATM and debit card fee income	419,082	357,235	329,100
Insurance premiums	25,458	773	5,822
Other fee income	199,476	251,945	226,518
Total other fee income	$1,286,544	$1,794,684	$1,884,885

Other noninterest income for the years ended December 31, 2004, 2003 and 2002 follows.

	2004	2003	2002
Earnings on bank-owned life insurance	$315,126	$472,183	$478,199
Gain (loss) on disposal / write-down of assets	118,686	(257,770)	(271,909)
Other noninterest income	201,100	265,337	366,051
Total other noninterest income	$634,912	$479,750	$572,341

Other noninterest expense for the years ended December 31, 2004, 2003 and 2002 follows.

	2004	2003	2002
Advertising and business development	$495,954	$433,079	$511,902
Supplies and printing	423,724	543,738	638,240
Telephone and internet charges	342,084	454,670	638,209
Postage and courier	546,286	563,156	644,332
Legal and accounting fees	303,506	528,493	882,765
Service charges and fees	433,471	483,769	603,011
Other noninterest expenses	2,468,094	2,207,105	2,457,675
Total other noninterest expense	$5,013,119	$5,214,010	$6,376,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 follows.

	2004	2003	2002
Basic earnings per share:
Net income	$8,518,085	$7,125,518	$6,346,839

Weighted average common shares outstanding	9,499,709	9,446,142	9,426,761

Earnings per common share	$0.89	$0.75	$0.67

Diluted earnings per share:
Net income	$8,518,085	$7,125,518	$6,346,839

Weighted average common shares outstanding	9,499,709	9,446,142	9,426,761
Effect of dilutive stock options	142,356	141,045	33,007
Weighted average diluted common
shares outstanding	9,642,065	9,587,187	9,459,768

Earnings per common share	$0.88	$0.74	$0.67

For the years ended December 31, 2004, 2003 and 2002, options to purchase 175,639, 171,368, and 592,001, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 15.	EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On July 1, 2002, the Board of Directors established an Employee and Director Stock Purchase Program to enable the Company and its participating subsidiaries to provide to their respective employees and directors a convenient means of purchasing for long term investment, and not for short term speculative gain, common stock of the Company and thereby promote interest in the Company's continuing success, growth and development. The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company's stock with the Company matching 50% of the participants purchase. In order to be eligible, an employee must be full-time and have worked a full month. During the years ended December 31, 2004, 2003 and 2002, the Company recorded $105,077, $89,256 and $51,590, respectively, of expense associated with this program.

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

The Company has two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant. Both plans provide for "incentive stock options" and "non-qualified stock options". The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1994 Employee Stock Option Plan, the Board of Directors can grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. The 1994 Employee Stock Option Plan expired in 2004. Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company. On December 31, 2004, there were 154,616 stock options available for grant under the 1999 Stock Option Plan.

A summary of the status of the two fixed plans at December 31, 2004, 2003 and 2002 and changes during the years ended on those dates follows.

	2004		2003		2002
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	695,367	$10.60	756,406	$10.63	731,635	$11.22
Granted	23,000	14.94	28,500	9.56	168,700	8.08
Exercised	(56,960)	7.10	(54,247)	9.76	(20,500)	6.25
Forfeited	(9,630)	13.01	(35,292)	11.59	(123,429)	11.41
Under option, end of year	651,777	$11.03	695,367	$10.60	756,406	$10.63

Exercisable at end of year	461,013	$11.45	405,987	$11.34	366,546	$11.41

Weighted-average fair value per option of options granted during year		$5.41		$3.31		$3.84

A further summary of the options outstanding at December 31, 2004 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 6.25 - 8.10	150,000	5.65	$7.31	77,000	$6.85
8.19 - 10.06	161,090	4.35	9.73	123,630	9.80
10.20 - 10.94	130,737	6.46	10.62	85,993	10.62
11.15 - 13.94	93,000	4.79	12.91	75,440	12.90
13.94 - 21.63	116,950	5.23	16.53	98,950	16.71
	651,777	5.29	11.03	461,013	11.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	STOCK OPTION PLANS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Risk-free interest rate	3.67% - 4.25%	4.25%	3.81%
Expected life of the options	7 - 10 years	10 years	10 years
Expected dividends (as a percent of the fair value of the stock)	2.18% - 3.08%	1.80%	-
Expected volatility	33.98% - 35.23%	27.22%	28.79%

NOTE 18.	STOCK REPURCHASE PLAN

In May 2004, the Board of Directors approved a plan to purchase and cancel up to 400,000 shares of the Company's common stock. During 2004, the Company acquired and canceled 46,300 shares of common stock for a total cost of $576,198. A balance of 353,700 remained available from the plan for repurchase at December 31, 2004. The plan will expire in May 2005.

NOTE 19.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments as of December 31, 2004 and 2003 follows.

	2004	2003
Commitments to extend credit	$118,155,000	$84,533,000
Standby letters of credit	$5,735,000	$2,755,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	CONCENTRATIONS OF CREDIT

The Bank originates commercial, agricultural, residential, and consumer loans to customers primarily in markets served by the Bank. The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local economies in the geographical areas served by the Bank.

As of December 31, 2004, approximately 87% of the Bank's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Bank's primary market areas. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Bank's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Bank's market areas. The other significant concentrations of credit by type of loan are set forth in Note 4.

NOTE 21.	REGULATORY MATTERS

On May 20, 2002, the Company's Board of Directors adopted a Resolution requested by the Federal Reserve Bank of Atlanta, which, among other things, restricted the Company from redeeming its capital stock, paying dividends, modifying existing debt agreements, or incurring additional debt without the prior approval of its banking regulators. The Resolution was the result of an examination that found the Bank to be in less than satisfactory condition due primarily to serious weaknesses identified in the asset quality of the Bank's loan portfolio. On August 25, 2003, the Federal Reserve terminated this Resolution with the Company.

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, approximately $10,319,000 of the Bank's retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	REGULATORY MATTERS (Continued)

The Company and the Bank's actual capital amounts and ratios are presented in the following table. All dollar amounts have been rounded to the nearest thousand.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$94,223,000	13.5%	$56,025,000	8.0%	- N/A -
Bank	$92,156,000	13.2%	$55,918,000	8.0%	$69,898,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$85,465,000	12.2%	$28,012,000	4.0%	- N/A -
Bank	$83,415,000	11.9%	$27,959,000	4.0%	$41,939,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$85,465,000	10.4%	$32,787,000	4.0%	- N/A -
Bank	$83,415,000	10.2%	$32,736,000	4.0%	$40,920,000	5.0%

As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$87,624,000	15.1%	$46,311,000	8.0%	- N/A -
Bank	$84,477,000	14.7%	$46,138,000	8.0%	$57,672,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$80,352,000	13.9%	$23,155,000	4.0%	- N/A -
Bank	$77,232,000	13.4%	$23,069,000	4.0%	$34,603,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$80,352,000	11.0%	$29,258,000	4.0%	- N/A -
Bank	$77,232,000	10.6%	$29,200,000	4.0%	$36,501,000	5.0%

NOTE 22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Deposits: The carrying amount of demand deposits and savings deposits approximates fair value. The fair value of certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

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

The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2004 and 2003 are summarized below. All dollar amounts have been rounded to the nearest thousand.

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and due from banks, interest- bearing deposits with other banks, and federal funds sold	$56,578,000	$56,578,000	$23,756,000	$23,756,000
Investment securities	128,684,000	128,684,000	126,825,000	126,825,000
Loans, net	637,083,000	638,327,000	528,505,000	530,863,000
Deposits	657,550,000	657,916,000	556,917,000	559,601,000
Federal funds purchased and securities sold under agreements to repurchase	14,168,000	14,168,000	36,920,000	36,920,000
Advances from the FHLB	99,001,000	99,776,000	44,714,000	39,864,000
Beneficial interest in debentures	10,310,000	10,310,000	10,000,000	10,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.  CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
(PARENT COMPANY ONLY)

The following information presents the condensed financial statements for PAB Bankshares, Inc.

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CONDITION
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Cash on deposit with subsidiary bank	$4,207,561	$4,209,082
Investment securities	349,945	1,349,945
Investment in subsidiary	89,259,106	82,941,976
Other assets	976,817	1,169,493
Total assets	$94,793,429	$89,670,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	$10,310,000	$10,000,000
Dividends payable	949,532	663,758
Other liabilities	2,534,013	2,944,572
Total liabilities	13,793,545	13,608,330

Stockholders' equity	80,999,884	76,062,166

Total liabilities and stockholders' equity	$94,793,429	$89,670,496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
(PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF INCOME
DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Income
Dividends from subsidiaries	$3,000,000	$-	$1,677,950
Interest income	54,813	90,000	90,000
Management and service fees	-	-	1,171,316
Other income	120	4,541	122
Total income	3,054,933	94,541	2,939,388

Expenses	1,047,898	1,097,335	2,988,293
Income (loss) before income tax benefit
and equity in undistributed earnings
of subsidiaries	2,007,035	(1,002,794)	(48,905)
Income tax benefit	326,567	362,370	745,316
Income (loss) before equity in
undistributed earnings of subsidiaries	2,333,602	(640,424)	696,411
Equity in undistributed earnings of subsidiaries	6,184,483	7,765,942	5,650,428
Net income	$8,518,085	$7,125,518	$6,346,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
(PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,518,085	$7,125,518	$6,346,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,899	68,901	376,322
Deferred tax provision	83,668	57,487	(242,454)
Undistributed earnings of subsidiaries	(6,184,483)	(7,765,942)	(5,650,428)
Increase in deferred compensation accrual	85,085	138,055	141,009
Decrease in retirement accrual	(388,583)	(364,552)	(402,362)
Net change in other assets and liabilities	(66,952)	(62,763)	162,271
Net cash provided by (used in) operating activities	2,115,719	(803,296)	731,197

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from call of equity securities	1,000,000	-	-
Purchase of premises and equipment	-	-	(118,106)
Proceeds from disposal of assets	-	-	4,025,426
Net cash provided by investing activities	1,000,000	-	3,907,320

CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends paid	(2,945,557)	(1,038,587)	(2,071,500)
Proceeds from the exercise of stock options	404,515	529,224	128,125
Acquisition of stock under stock repurchase plans	(576,198)	-	-
Net cash used in financing activities	(3,117,240)	(509,363)	(1,943,375)

Net increase (decrease) in cash	(1,521)	(1,312,659)	2,695,142

Cash at beginning of period	4,209,082	5,521,741	2,826,599

Cash at end of period	$4,207,561	$4,209,082	$5,521,741

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our accountants on accounting and financial disclosure matters in the past two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within required time periods. A review and evaluation was performed by the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective.

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control Over Financial Reporting appears on page 35. The Report of Independent Registered Accounting Firm appears on page 36. These reports are incorporated by reference herein.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this report, and have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that has not been reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers, board committees, codes of ethics, and compliance with Section 16 of the Exchange Act will be included in our definitive Proxy Statement (the "2005 Proxy Statement") relating to the annual meeting of shareholders of PAB and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of our common stock will be included in the 2005 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the Company's equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans*
Equity Compensation Plans
Approved by Security Holders	461,013	$11.45	345,380
Equity Compensation Plans Not
Approved by Security Holders	n/a	n/a	n/a

*excluding securities reflected in the first column

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

Information regarding certain relationships and related transactions will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated February 22, 2005).

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

10.7
PAB Bankshares, Inc. Employee and Director Stock Purchase Program, dated July 1, 2002 and amended March 25, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8
Employment Agreement, dated January 1, 2003, by and between Michael E. Ricketson, the Registrant, and the Bank (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8.1
First Amendment to Employment Agreement, dated August 25, 2003, by and between Michael E. Ricketson, the Registrant, and the Bank (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.9
Employment Agreement, dated January 1, 2003, by and between Milton Burke Welsh and the Bank (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10
Employment Agreement, dated January 1, 2003, by and between R. Wesley Fuller and the Bank (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.11
Employment Agreement, dated January 1, 2003, by and between Donald J. Torbert, Jr. and the Bank (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.11.1
First Amendment to Employment Agreement, dated August 26, 2003, by and between Donald J. Torbert, Jr. and the Bank (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.12
Employment Contract Termination Agreement, dated August 9, 2004, by and between Michael E. Ricketson, the Registrant, and the Bank (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

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

PAB BANKSHARES, INC.

Date: March 16, 2005
By:/s/ M. Burke Welsh, Jr
M. Burke Welsh, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Bradford Burnette	Director	March 16, 2005
R. Bradford Burnette

/s/ Walter W. Carroll II	Director	March 16, 2005
Walter W. Carroll II

/s/ James L. Dewar, Jr.	Director, Chairman	March 16, 2005
James L. Dewar, Jr.

/s/ Michael H. Godwin	Director	March 16, 2005
Michael H. Godwin

/s/ Bill J. Jones	Director	March 16, 2005
Bill J. Jones

/s/ James B. Lanier, Jr.	Director	March 16, 2005
James B. Lanier, Jr.

/s/ John E. Mansfield, Jr.	Director	March 16, 2005
John E. Mansfield, Jr.

/s/ Kennith D. McLeod	Director	March 16, 2005
Kennith D. McLeod, CPA

/s/ Paul E. Parker	Director	March 16, 2005
Paul E. Parker

/s/ F. Ferrell Scruggs, Sr.	Director	March 16, 2005
F. Ferrell Scruggs, Sr.

/s/ John M. Simmons	Director	March 16, 2005
John M. Simmons

/s/ Joe P. Singletary, Jr.	Director	March 16, 2005
Joe P. Singletary, Jr.

/s/ Donald J. Torbert, Jr.	Executive Vice President	March 16, 2005
Donald J. Torbert, Jr., CPA	and Chief Financial Officer
(Principal Accounting Officer)

/s/ M. Burke Welsh, Jr.	Director, President and	March 16, 2005
M. Burke Welsh, Jr.	Chief Executive Officer