Form 10-Q
period 2005-03-31
PAB BANKSHARES INC
filed 2005-05-10
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005 - Commission File Number 1-11823
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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock at April 29, 2005 was 9,525,428 shares.

i

PART I. FINANCIAL INFORMATION
PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$17,199,641	$22,976,924
Interest-bearing deposits in other banks	16,320,672	984,737
Federal funds sold	31,711,854	32,616,121
Investment securities	125,241,277	128,683,829

Loans	679,608,193	646,149,340
Allowance for loan losses	(9,867,192)	(9,066,566)
Net loans	669,741,001	637,082,774

Premises and equipment, net	18,500,005	18,812,209
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,816,703	10,737,204
Foreclosed assets	532	30,216
Other assets	11,614,879	11,066,368

Total assets	$907,131,168	$868,974,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$104,633,976	$99,627,825
Interest-bearing demand and savings	246,973,177	224,836,339
Time	349,434,144	333,086,272
Total deposits	701,041,297	657,550,436

Federal funds purchased and securities sold under agreements to repurchase	8,411,803	14,168,098
Advances from the Federal Home Loan Bank of Atlanta	98,737,694	99,001,125
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	7,044,779	6,945,443
Total liabilities	825,545,573	787,975,102

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,525,428 and 9,495,320 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	29,213,206	29,143,017
Retained earnings	52,369,282	50,938,254
Accumulated other comprehensive loss	(1,213,958)	(298,452)
Total stockholders' equity	81,585,595	80,999,884

Total liabilities and stockholders' equity	$907,131,168	$868,974,986

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)
	Three Months Ended March 31,
	2005	2004

Interest income:
Interest and fees on loans	$10,836,772	$8,251,198
Interest and dividends on investment securities:
Taxable	1,296,825	1,240,915
Nontaxable	81,899	87,383
Other interest income	251,847	7,788
Total interest income	12,467,343	9,587,284

Interest expense:
Interest on deposits	3,013,561	1,954,982
Interest on Federal Home Loan Bank advances	682,882	250,157
Interest on other borrowings	197,850	224,912
Total interest expense	3,894,293	2,430,051

Net interest income	8,573,050	7,157,233

Provision for loan losses	460,200	-
Net interest income after provision for loan losses	8,112,850	7,157,233

Other income:
Service charges on deposit accounts	922,055	1,065,895
Other fee income	300,708	380,410
Securities transactions, net	-	1,596
Other noninterest income	124,618	358,009
Total other income	1,347,381	1,805,910

Other expenses:
Salaries and employee benefits	3,490,325	3,572,652
Occupancy expense of premises	469,207	442,014
Furniture and equipment expense	503,152	526,951
Loss on early retirement of debt	-	-
Other noninterest expense	1,302,640	1,183,912
Total other expenses	5,765,324	5,725,529

Income before income tax expense	3,694,907	3,237,614
Income tax expense	1,216,258	1,111,333

Net income	$2,478,649	$2,126,281

Earnings per common share:
Basic	$0.26	$0.22
Diluted	$0.26	$0.22

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)
	Three Months Ended March 31,
	2005	2004

Net income	$2,478,649	$2,126,281

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax (benefit) of ($471,625) and $463,916	(915,506)	900,542
Reclassification adjustment for gains included in net income, net of tax of $0 and $543	-	(1,053)
	(915,506)	899,489

Comprehensive income	$1,563,143	$3,025,770

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2005 (Unaudited) AND YEAR ENDED DECEMBER 31, 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total

Balance, December 31, 2003	9,484,660	$1,217,065	$29,314,700	$45,651,500	$(121,099)	$76,062,166
Net income	-	-	-	8,518,085	-	8,518,085
Other comprehensive loss	-	-	-	-	(177,353)	(177,353)
Cash dividends declared, $.34 per share	-	-	-	(3,231,331)	-	(3,231,331)
Stock acquired and cancelled under stock repurchase plan	(46,300)	-	(576,198)	-	-	(576,198)
Stock options exercised	56,960	-	404,515	-	-	404,515
Balance, December 31, 2004	9,495,320	1,217,065	29,143,017	50,938,254	(298,452)	80,999,884
Net income	-	-	-	2,478,649	-	2,478,649
Other comprehensive loss	-	-	-	-	(915,506)	(915,506)
Cash dividends declared, $.11 per share	-	-	-	(1,047,621)	-	(1,047,621)
Stock acquired and cancelled under stock repurchase plan	(17,692)	-	(249,988)	-	-	(249,988)
Stock options exercised	47,800	-	320,177	-	-	320,177
Balance, March 31, 2005	9,525,428	$1,217,065	$29,213,206	$52,369,282	$(1,213,958)	$81,585,595

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)
	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,478,649	$2,126,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	545,317	646,039
Provision for loan losses	460,200	-
Provision for deferred taxes	-	14,351
Net realized gain on securities transactions	-	(1,596)
(Gain) loss on disposal of assets	2,518	(10,075)
Increase in cash value of bank-owned life insurance	(79,499)	(98,234)
Decrease in deferred compensation accrual	(3,682)	(50,864)
Decrease in retirement accruals	(88,838)	(98,271)
Net change in taxes receivable and taxes payable	1,216,258	1,096,982
(Increase) decrease in interest receivable	(210,983)	384,903
Increase in interest payable	419,818	45,952
Net increase in prepaid expenses and other assets	(541,948)	(514,585)
Net decrease in accrued expenses and other liabilities	(877,489)	(836,685)
Net cash provided by operating activities	3,320,321	2,704,198

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(15,335,935)	(249,658)
(Increase) decrease in federal funds sold	904,267	(9,825,457)
Purchase of debt securities	(8,172,409)	-
Proceeds from sales and calls of debt securities	6,800,000	6,940,943
Proceeds from maturities and paydowns of debt securities	3,604,600	4,997,794
Purchase of equity investments	(278,100)	(324,700)
Redemption of equity investments	-	600
Net increase in loans	(33,160,598)	(11,286,498)
Purchase of premises and equipment	(117,944)	(278,337)
Proceeds from disposal of assets	72,723	1,397,552
Net cash used in investing activities	(45,683,396)	(8,627,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	43,490,861	(63,759)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(5,756,295)	(5,242,671)
Advances from the Federal Home Loan Bank	1,470,000	6,848,400
Payments on Federal Home Loan Bank advances	(1,733,431)	(136,062)
Dividends paid	(949,532)	(661,418)
Proceeds from the exercise of stock options	320,177	188,820
Acquisition of stock under stock repurchase plans	(249,988)	-
Repurchase of preferred stock in REIT subsidiaries	(6,000)	-
Net cash provided by financing activities	36,585,792	933,310

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Continued)
(Unaudited)
	Three Months Ended March 31,
	2005	2004

Net decrease in cash and due from banks	$(5,777,283)	$(4,990,253)

Cash and due from banks at beginning of period	22,976,924	22,920,218

Cash and due from banks at end of period	$17,199,641	$17,929,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,474,475	$2,384,099
Taxes	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$(1,387,131)	$1,362,860

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

Banking Locations	Number of Offices
South Georgia Market:
Valdosta, Lowndes County, Georgia	3 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
North Georgia Market:
McDonough, Henry County, Georgia	1
Stockbridge, Henry County, Georgia	1
Oakwood, Hall County, Georgia	1
Athens, Clarke County, Georgia	1 (loan production office)
Atlanta, Cobb County, Georgia *	1 (loan production office)
Florida Market:
Ocala, Marion County, Florida	1
St. Augustine, St. Johns County, Florida	1 (loan production office)

* opened April 1, 2005

The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. During the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation. The Company has determined that the revised provisions required deconsolidation of PAB Bankshares Capital Trust I. The adoption of FASB Interpretation No. 46R did not have a material effect on the Company’s financial condition or results of operations.

In 1998, the Company formed two real estate investment trusts (each, a “REIT”) and two intermediate REIT holding companies as subsidiaries of the Bank. The REITs were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REITs. To comply with federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REITs included in other liabilities was $109,000 and $115,000 as of March 31, 2005 and December 31, 2004, respectively.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of foreclosed assets, and deferred taxes.

NOTE 3. EARNINGS PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of stock options.

The components used to calculate basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 follow.

	Three Months Ended March 31,
	2005	2004
Basic earnings per share:
Net income	$2,478,649	$2,126,281

Weighted average common shares outstanding	9,498,988	9,500,031

Earnings per common share	$0.26	$0.22

Diluted earnings per share:
Net income	$2,478,649	$2,126,281

Weighted average common shares outstanding	9,498,988	9,500,031
Effect of dilutive stock options	149,642	189,549
Weighted average diluted common shares outstanding	9,648,630	9,689,580

Earnings per common share	$0.26	$0.22

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$2,478,649	$2,126,281
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42,964)	(54,420)
Pro forma net income	$2,435,685	$2,071,861

Earnings per share:
Basic - as reported	$0.26	$0.22
Basic - pro forma	$0.26	$0.22
Diluted - as reported	$0.26	$0.22
Diluted - pro forma	$0.25	$0.21

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “plan”, “expect”, “estimate”, “could”, “should”, “will” and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by The Park Avenue Bank; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) adverse changes may occur in the bond and equity markets; (7) war or terrorist activities may cause deterioration in the economy or cause instability in credit markets; (8) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; and (9) economic, governmental or other factors may prevent the projected population and commercial growth in the countries and cities in which we operate.  Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2004 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Our operating subsidiary, The Park Avenue Bank, is a $905 million community bank with 17 branches and three loan production offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan areas. We provide traditional banking products and services to commercial and individual customers in our markets. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market. Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our “South Georgia” market. Our offices in Henry, Hall, Clarke and Cobb counties are referred to collectively as our “North Georgia” market. Our offices in Marion and St. Johns counties are collectively referred to as our “Florida” market. In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury”.

FINANCIAL CONDITION

The Company’s total assets increased $38.2 million, or 4.4%, during the three months ended March 31, 2005 to $907.1 million. This growth was fueled by a $43.5 million, or 6.6%, increase in deposits. We had a $27.2 million, or 8.4%, increase in demand and savings deposit accounts during the quarter due to $5.1 million in additional municipal deposits and also an expanded effort that began early in the fourth quarter of 2004 to increase market share in our communities. In addition, we had a $16.3 million, or 4.9%, increase in time deposits during the quarter. The increase in time deposits is net of a $2.2 million decrease in brokered deposits. The additional deposits were used to fund $33.5 million, or 5.2%, in net new loan growth during the quarter. The loan growth came primarily from recording $32.0 million, or 19.2%, in additional construction and development loans during the quarter on strong demand in several of our markets. Total loans have increased $131.4 million, or 23.9%, since March 31, 2004.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Mar-05	Dec-04	Sep-04	Jun-04	Mar-04
	(Dollars In Thousands)
Commercial and financial	$54,512	$59,703	$54,472	$50,151	$51,250
Agricultural (including loans secured by farmland)	27,237	26,704	30,076	27,005	24,091
Real estate - construction	198,815	166,854	142,744	114,794	114,907
Real estate - mortgage (commercial and residential)	380,180	375,222	351,547	340,081	334,879
Installment loans to individuals and other loans	20,585	19,552	22,366	23,193	24,845
	681,329	648,035	601,205	555,224	549,972
Deferred loan fees and unearned interest, net	(1,721)	(1,886)	(755)	(700)	(823)
	679,608	646,149	600,450	554,524	549,149
Allowance for loan losses	(9,867)	(9,066)	(9,562)	(9,609)	(9,730)
	$669,741	$637,083	$590,888	$544,915	$539,419

Stockholders’ equity was 9.0% of total assets at quarter end. Total equity increased $0.6 million, or 0.7%, since December 31, 2004. The $2.5 million in earnings was offset by $1.0 million in dividends and a $0.9 million decrease in the market value of our securities portfolio, net of tax, during the quarter. We declared an $0.11 per common share dividend for the first quarter 2005, a 10% increase over the $0.10 per common share dividend paid for the fourth quarter of 2004.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2005 was $2.48 million, or $0.26 per diluted share, as compared to $2.13 million, or $0.22 per diluted share, during the same period in 2004. The $352,000, or 16.6%, increase in net income is the net result of a $1,416,000 increase in net interest income (or $1,413,000 on a taxable-equivalent basis) offset by a $460,000 increase in the provision for loan losses, a $459,000 decrease in other income, a $40,000 increase in other expenses, and a $105,000 increase in income tax expense.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended March 31, 2005, our net interest income on a taxable-equivalent basis was $8.62 million, a 19.6% increase over the $7.20 million in net interest income for the first quarter of 2004. The increase in net interest income is due to an increase in volume and an increase in interest rates. During the first quarter of 2005, our average earning assets were 22.4% higher compared to the same period in 2004. The average balances of our interest-bearing liabilities increased by 26.4% to fund the asset growth. As short-term interest rates rose during the second half of 2004 and into the first quarter of 2005, the average yield on our earning assets increased 29 basis points from 5.80% during the first quarter of 2004, to 6.09% for the first quarter of 2005. However, the average rates paid for our funds increased 49 basis points from 1.77% during the first quarter of 2004, to 2.26% for the first quarter of 2005, and as a result, our net interest spread tightened by 20 basis points from 4.03% during the first quarter of 2004, to 3.83% for the same period in 2005.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the first quarter of 2005 was 4.19%, 4 basis points higher than our net interest margin of 4.15% for the fourth quarter of 2004, but 15 basis points lower than the 4.34% recorded for the first quarter of 2004 due to the tighter net interest spread mentioned above. As we grow the balance sheet, we expect to continue to have tighter net interest spreads. A flat interest rate curve and incrementally higher cost of funds needed for such growth will also have an impact on our profitability.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2005 and 2004. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,		2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$665,750	$10,836	6.60%	$541,549	$8,251	6.13%
Investment securities:
Taxable	117,117	1,297	4.49%	113,459	1,241	4.40%
Nontaxable	8,395	124	6.00%	8,802	132	6.05%
Other short-term investments	42,189	252	2.42%	3,707	8	0.85%
Total interest-earning assets	$833,451	$12,509	6.09%	$667,517	$9,632	5.80%

Interest-bearing liabilities:
Demand deposits	$193,108	$496	1.04%	$165,252	$255	0.62%
Savings deposits	42,453	63	0.60%	40,675	56	0.55%
Time deposits	343,035	2,454	2.90%	255,192	1,645	2.59%
FHLB advances	98,694	683	2.81%	45,873	250	2.19%
Notes payable	10,310	168	6.60%	10,000	126	5.09%
Other short-term borrowings	9,711	30	1.25%	34,549	98	1.14%
Total interest-bearing liabilities	$697,311	$3,894	2.26%	$551,541	$2,430	1.77%

Interest rate spread			3.83%			4.03%

Net interest income		$8,615			$7,202

Net interest margin			4.19%			4.34%

Provision for Loan Losses
At March 31, 2005, the allowance for loan losses as a percent of total loans was 1.45%, compared to 1.40% at December 31, 2004. The increase is due to the addition of $460,000 in provision expense and $340,000 in net recoveries of previous bad debts during the quarter. Our nonperforming assets increased $3.06 million, or 88%, during the quarter from $3.47 million at year end to $6.53 million as of March 31, 2005. The increase is due to the placing of a $5.7 million line on nonaccrual status during the quarter. We upgraded nearly $2 million in loans previously reported as troubled debt restructurings during the quarter due to their satisfactory performance over the past two years.

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

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Mar-05	Dec-04	Sep-04	Jun-04	Mar-04
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$6,531	$1,417	$3,857	$4,484	$4,868
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	6	11	10	9	-
Troubled debt restructurings not included above	-	2,045	2,170	2,179	2,188
Other impaired loans	-	-	-	-	-
Total nonperforming loans	$6,537	$3,473	$6,037	$6,672	$7,056

Total nonperforming loans as a percentage of total loans	0.96%	0.54%	1.00%	1.20%	1.28%

Other Income
A summary of noninterest income follows:

For the Three Months Ended March 31,	2005	2004
			Percent
	Amount	Amount	Change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$922	$1,066	-13.5%
Mortgage origination fees	105	103	1.9%
Securities transactions, net	-	2	-100.0%
Gain on sale of financial services operation	-	200	-100.0%
Earnings on bank-owned life insurance	79	98	-19.4%
Gain (loss) on disposal of assets	(3)	10	-130.0%
Other noninterest income	244	327	-25.4%
Total noninterest income	$1,347	$1,806	-25.4%

Noninterest income (annualized) as a percentage of average assets	0.60%	0.99%

Service charges on deposit accounts decreased due to a continued decline in the volume of overdraft and non-sufficient funds charges. Earnings on bank-owned life insurance decreased primarily as a result of a lower rate of return on these policies compared to 2004. In February of 2004 we recorded a one-time gain of $200,000 on the sale of our financial services operation. We will, however, continue to receive a small portion of the commissions earned on a select list of accounts held by employees and directors of the Bank going forward. Other noninterest income decreased $83,000, due largely to the absence of income from our financial services operation, we recorded $116,000 in brokerage fees for the first quarter of 2004 and compared to $3,000 in the first quarter of 2005. Excluding the brokerage fees, other noninterest income increased $30,000 for the first quarter of 2005 compared to 2004.

Other Expenses
A summary of noninterest expense follows:

For the Three Months Ended March 31,	2005	2004
			Percent
	Amount	Amount	Change
	(Dollars In Thousands)
Noninterest expenses:
Salaries and wages	$3,125	$2,886	8.3%
Deferred loan costs	(391)	(169)	131.4%
Employee benefits	756	856	-11.7%
Net occupancy expense of premises	469	442	6.1%
Furniture and equipment expense	503	527	-4.6%
Advertising and business development	127	107	18.7%
Supplies and printing	115	121	-5.0%
Telephone and internet charges	85	78	9.0%
Postage and courier	175	142	23.2%
Legal and accounting fees	107	60	78.3%
Service charges and fees	127	118	7.6%
Other noninterest expense	567	558	1.6%
Total noninterest expense	$5,765	$5,726	0.7%

Noninterest expense (annualized) as a percentage of average assets	2.58%	3.14%

Salaries and wages expense and employee benefits were up for the quarter due primarily to the increase in the number of full-time equivalents from 275 in March of 2004 to 287 in March of 2005. We have hired several experienced lenders in our high-growth markets as we continue our growth in these areas. Deferred loan cost, a credit against salaries and wages, increased and resulted in a decrease in expense reported during the period. The increase in the deferral of direct loan costs is due to an increase in loan volume experienced during 2005 compared to the same period in 2004.

Furniture and equipment expense decreased primarily due to a $42,000 decrease in depreciation expense from March 31, 2004 to March 31, 2005. Occupancy costs as of March 31, 2005 increased from March 31, 2004 because of the combination of opening a branch office in Stockbridge Georgia during the second half of 2004 and annual inflationary-type increases in insurance, maintenance costs, and property taxes.

Advertising and business development expense increased due to our focus on marketing and growing our franchise. Legal and accounting fees increased due to expenses associated with higher audit fees and Sarbanes-Oxley legislation.

Other noninterest expense increased 1.6% from the first quarter of 2004 to the first quarter of 2005. However, various expenses that comprise this line item changed more significantly. The cost of acquiring, maintaining and repairing foreclosed other real estate owned and other repossessed property included in other noninterest expense decreased $106,000, or 93.8%. This decline is due to the slow down in the number of repossessions and foreclosures on real estate during the period. Directors’ fees and expenses increased $21,000, or 27.6%, due to a new quarterly director compensation plan started in 2005. Outside consulting fees increased $44,000, or 169.2%, due primarily to pre-employment recruiting fees of $48,000 spent in the first quarter of 2005 to hire the new employees mentioned above, compared to $6,000 spent in the first quarter of 2004.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 32.9% and 34.3% for the three-month periods ended March 31, 2005 and 2004, respectively.

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

At March 31, 2005, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 20.11%, compared to 18.71% at December 31, 2004. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

We funded the $33.5 million growth in loans and a $5.8 million decrease in repurchase agreements during the first quarter of 2005 by utilizing $43.5 million in deposit growth, and a $3.4 million decrease in investments, thus increasing our cash, interest bearing deposits and federal funds by $8.7 million. We will continue our strategy of being more aggressive with our in-market deposit campaigns in an effort to reduce our dependency on non-core funding.

During the fourth quarter of 2004, the Bank entered into a new borrowing agreement with the FHLB. This new agreement has allowed the Bank to pledge qualifying commercial real estate loans, home equity loans, and multi-family residential mortgages as collateral on its advances in addition to the FHLB’s current liens on our one-to-four family mortgages and our investment securities held in safekeeping by the FHLB. The pledge of additional collateral has given the Bank the ability to continue to use FHLB advances for future liquidity needs.

There are no binding commitments for material cash expenditures outstanding at this time.

Contractual Obligations
Summarized below are our contractual obligations as of March 31, 2005.
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$98,738	$16,885	$14,208	$15,408	$52,237
Operating Lease Obligations	606	141	314	151	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$109,654	$17,026	$14,522	$15,559	$62,547

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2005 and December 31, 2004 are as follows:

	Mar-05	Dec-04
Commitments to extend credit	$144,871,000	$118,155,000
Standby letters of credit	$5,595,000	$5,735,000

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by our regulators. At March 31, 2005, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at March 31, 2005.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	13.1%	12.8%	8.0%
Tier 1 Capital to Risk Weighted Assets	11.8%	11.6%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.8%	9.6%	4.0%

On May 25, 2004, the Company announced a plan to repurchase up to 400,000 shares of the Company’s common stock over the next twelve-month period. The Company plans to use cash on hand to repurchase its shares on the open market. At March 31, 2005, the Company had $4.15 million in cash on hand. During the first quarter of 2005, 17,692 shares had been repurchased at an average price of $14.13. The expiration date for this plan is May 25, 2005.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our 2004 Annual Report on Form 10-K. The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended March 31, 2005.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, with the current environment of rising interest rates, the Company has exceeded policy limits by adjusting the balance sheet to a more asset-sensitive position. At March 31, 2005, our one-year management-adjusted gap ratio of 1.65 was outside of our policy guidelines, however, this exception to policy was part of our strategy to position our balance sheet to benefit from the increase in interest rates.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$617,123	$625,629	$637,735
Rate Sensitive Liabilities (RSL)	543,869	563,389	588,258
RSA minus RSL (Gap)	$73,254	$62,240	$49,477

Gap Ratio (RSA/RSL)	1.13	1.11	1.08

Management-Adjusted
Rate Sensitive Assets (RSA)	$548,248	$593,731	$655,503
Rate Sensitive Liabilities (RSL)	160,140	218,071	396,630
RSA minus RSL (Gap)	$388,108	$375,660	$258,873

Gap Ratio (RSA/RSL)	3.42	2.72	1.65

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 14.56% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 19.88% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. If market rates immediately fell by 100 basis points, a more possible but still unlikely scenario, our model projected net interest income to decrease 7.76% over the next year. During the first quarter of 2005, the federal funds rate was increased twice by 25 basis points, from 2.25% to 2.75%. As our interest sensitivity analysis shows, we expect the rise in rates will help to increase our net interest income in future periods.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market Rate Change	Effect on Net Interest Income
	Gradual	Immediate
+300 bps	14.34%	20.41%
+200 bps	12.05%	14.56%
+100 bps	6.87%	7.39%
-100 bps	-7.13%	-7.76%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
January	-	$-	-	-
February	-	-	-	-
March	17,692	14.13	17,692	336,008
Total	17,692	$14.13	17,692	336,008

[1]	On May 25, 2004, the Board of Directors authorized the purchase of 400,000 shares of the Company's common stock. The plan will expire May 25, 2005.

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

PAB BANKSHARES, INC.
Registrant

Date:	May 10, 2005	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	May 10, 2005	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)