Form 10-Q
period 2005-06-30
PAB BANKSHARES INC
filed 2005-08-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005 - Commission File Number 1-11823
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
Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock at July 29, 2005 was 9,528,508 shares.

i

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Cash and due from banks	$24,372,203	$22,976,924
Interest-bearing deposits in other banks	5,836,137	984,737
Federal funds sold	12,070,118	32,616,121
Investment securities	134,460,935	128,683,829

Loans	719,633,925	646,149,340
Allowance for loan losses	(10,460,004)	(9,066,566)
Net loans	709,173,921	637,082,774

Premises and equipment, net	18,379,995	18,812,209
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,899,866	10,737,204
Foreclosed assets	1,500	30,216
Other assets	12,567,494	11,066,368

Total assets	$933,746,773	$868,974,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$108,814,472	$99,627,825
Interest-bearing demand and savings	234,815,247	224,836,339
Time	383,290,838	333,086,272
Total deposits	726,920,557	657,550,436

Federal funds purchased and securities sold under agreements to repurchase	6,304,509	14,168,098
Advances from the Federal Home Loan Bank of Atlanta	98,391,244	99,001,125
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	7,260,055	6,945,443
Total liabilities	849,186,365	787,975,102

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,528,508 and 9,495,320 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	29,240,456	29,143,017
Retained earnings	54,352,918	50,938,254
Accumulated other comprehensive loss	(250,031)	(298,452)
Total stockholders' equity	84,560,408	80,999,884

Total liabilities and stockholders' equity	$933,746,773	$868,974,986

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$12,472,680	$8,360,603	$23,309,453	$16,611,801
Interest and dividends on investment securities:
Taxable	1,329,477	1,075,233	2,626,304	2,316,148
Nontaxable	93,421	84,147	175,320	171,530
Other interest income	284,340	31,893	536,187	39,681
Total interest income	14,179,918	9,551,876	26,647,264	19,139,160

Interest expense
Interest on deposits	3,604,708	1,886,975	6,618,270	3,841,957
Interest on Federal Home Loan Bank advances	769,340	279,054	1,452,223	529,211
Interest on other borrowings	206,421	214,949	404,272	439,861
Total interest expense	4,580,469	2,380,978	8,474,765	4,811,029

Net interest income	9,599,449	7,170,898	18,172,499	14,328,131

Provision for loan losses	153,400	-	613,600	-
Net interest income after provision for loan losses	9,446,049	7,170,898	17,558,899	14,328,131

Other income
Service charges on deposit accounts	1,019,056	1,094,276	1,941,110	2,160,171
Other fee income	301,766	289,099	602,475	669,509
Securities transactions, net	(1,242)	(1,020)	(1,242)	576
Other noninterest income	138,442	107,766	263,061	465,775
Total other income	1,458,022	1,490,121	2,805,404	3,296,031

Other expenses
Salaries and employee benefits	3,886,195	3,341,315	7,376,520	6,913,967
Occupancy expense of premises	487,841	459,525	957,048	901,539
Furniture and equipment expense	526,399	522,958	1,029,552	1,049,909
Other noninterest expense	1,327,186	1,289,372	2,629,827	2,473,284
Total other expenses	6,227,621	5,613,170	11,992,947	11,338,699

Income before income tax expense	4,676,450	3,047,849	8,371,356	6,285,463
Income tax expense	1,549,392	928,060	2,765,650	2,039,393

Net income	$3,127,058	$2,119,789	$5,605,706	$4,246,070

Earnings per common share
Basic	$0.33	$0.23	$0.59	$0.45
Diluted	$0.32	$0.22	$0.58	$0.44

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$3,127,058	$2,119,789	$5,605,706	$4,246,070

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax (benefit) of $496,147 and ($1,088,490) for the quarter and and $24,522 and ($624,966) for the year to date	963,105	(2,112,949)	47,601	(1,212,407)
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of ($422) and ($347) for the quarter and ($422) and $196 for the year to date	820	673	820	(380)
	963,925	(2,112,276)	48,421	(1,212,787)

Comprehensive income	$4,090,983	$7,513	$5,654,127	$3,033,283

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2004

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2003	9,484,660	$1,217,065	$29,314,700	$45,651,500	$(121,099)	$76,062,166
Net income	-	-	-	8,518,085	-	8,518,085
Other comprehensive loss	-	-	-	-	(177,353)	(177,353)
Cash dividends declared, $.34 per share	-	-	-	(3,231,331)	-	(3,231,331)
Stock acquired and cancelled under stock repurchase plan	(46,300)	-	(576,198)	-	-	(576,198)
Stock options exercised	56,960	-	404,515	-	-	404,515
Balance, December 31, 2004	9,495,320	1,217,065	29,143,017	50,938,254	(298,452)	80,999,884
Net income	-	-	-	5,605,706	-	5,605,706
Other comprehensive income	-	-	-	-	48,421	48,421
Cash dividends declared, $.23 per share	-	-	-	(2,191,042)	-	(2,191,042)
Stock acquired and cancelled under stock repurchase plan	(17,692)	-	(249,988)	-	-	(249,988)
Stock options exercised	50,880	-	347,427	-	-	347,427
Balance, June 30, 2005	9,528,508	$1,217,065	$29,240,456	$54,352,918	$(250,031)	$84,560,408

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,605,706	$4,246,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,101,065	1,329,073
Provision for loan losses	613,600	-
Provision for deferred taxes	-	14,351
Net realized (gain) loss on securities transactions	1,242	(576)
(Gain) loss on disposal of assets	21,831	(27,169)
Increase in cash value of bank-owned life insurance	(162,662)	(144,030)
Decrease in deferred compensation accrual	(7,364)	(13,486)
Decrease in retirement accruals	(178,033)	(196,541)
Net change in taxes receivable and taxes payable	(580,350)	243,948
(Increase) decrease in interest receivable	(666,657)	316,945
Increase (decrease) in interest payable	429,761	(111,053)
Net increase in prepaid expenses and other assets	(313,512)	(329,955)
Net decrease in accrued expenses and other liabilities	(115,641)	(526,604)
Net cash provided by operating activities	5,748,986	4,800,973

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(4,851,400)	(1,063,882)
(Increase) decrease in federal funds sold	20,546,003	(12,211,563)
Purchase of debt securities	(22,424,049)	(6,255,684)
Proceeds from sales and calls of debt securities	8,861,857	12,362,355
Proceeds from maturities and paydowns of debt securities	7,949,931	10,660,983
Purchase of equity investments	(302,300)	(723,400)
Redemption of equity investments	-	600
Net increase in loans	(72,798,775)	(16,891,104)
Purchase of premises and equipment	(453,576)	(405,605)
Proceeds from disposal of assets	129,665	1,595,899
Net cash used in investing activities	(63,342,644)	(12,931,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	69,370,121	8,696,713
Net decrease in federal funds purchased and securities sold under repurchase agreements	(7,863,589)	(15,945,538)
Advances from the Federal Home Loan Bank	38,318,600	14,848,400
Payments on Federal Home Loan Bank advances	(38,928,481)	(241,057)
Dividends paid	(1,997,153)	(1,329,755)
Proceeds from the exercise of stock options	347,427	212,065
Acquisition of stock under stock repurchase plans	(249,988)	(241,288)
Repurchase of preferred stock in REIT subsidiaries	(8,000)	-
Net cash provided by financing activities	58,988,937	5,999,540

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

Net increase (decrease) in cash and due from banks	$1,395,279	$(2,130,888)

Cash and due from banks at beginning of period	22,976,924	22,920,218

Cash and due from banks at end of period	$24,372,203	$20,789,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,045,004	$4,922,082
Taxes	$3,346,000	$1,781,094

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$73,364	$(1,837,556)

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

Banking Locations	Number of Banking Offices
South Georgia Market:
Valdosta, Lowndes County, Georgia	3 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
North Georgia Market:
McDonough, Henry County, Georgia	1
Stockbridge, Henry County, Georgia	1
Oakwood, Hall County, Georgia	1
Athens, Clarke County, Georgia	1 (loan production office)
Atlanta, Cobb County, Georgia	1 (loan production office)
Florida Market:
Ocala, Marion County, Florida	1
St. Augustine, St. Johns County, Florida	1 (loan production office)

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

In 1998, the Company formed two real estate investment trusts (each, a “REIT”) and two intermediate REIT holding companies as subsidiaries of the Bank. The REITs were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REITs. To comply with federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REITs included in other liabilities was $107,000 and $115,000 as of June 30, 2005 and December 31, 2004, respectively.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The components used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2005 and 2004 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$3,127,058	$2,119,789	$5,605,706	$4,246,070

Weighted average common shares outstanding	9,526,343	9,515,438	9,512,741	9,507,735

Earnings per common share	$0.33	$0.23	$0.59	$0.45

Diluted earnings per share:
Net income	$3,127,058	$2,119,789	$5,605,706	$4,246,070

Weighted average common shares outstanding	9,526,343	9,515,438	9,512,741	9,507,735
Effect of dilutive stock options	145,602	125,399	147,871	158,022
Weighted average diluted common shares outstanding	9,671,945	9,640,837	9,660,612	9,665,757

Earnings per common share	$0.32	$0.22	$0.58	$0.44

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$3,127,058	$2,119,789	$5,605,706	$4,246,070
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65,560)	(54,269)	(124,022)	(108,689)
Pro forma net income	$3,061,498	$2,065,520	$5,481,685	$4,137,381

Earnings per share:
Basic - as reported	$0.33	$0.23	$0.59	$0.45
Basic - pro forma	$0.32	$0.22	$0.58	$0.44
Diluted - as reported	$0.32	$0.22	$0.58	$0.44
Diluted - pro forma	$0.32	$0.21	$0.57	$0.43

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into higher growth markets, our other business strategies and other statements that are not historical facts. When we use words like “anticipate”, “believe”, “intend”, “plan”, “expect”, “estimate”, “could”, “should”, “will” and similar expressions, you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause the Company’s actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by The Park Avenue Bank; (3) general economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) adverse changes may occur in the bond and equity markets; (7) war or terrorist activities may cause deterioration in the economy or cause instability in credit markets; (8) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; and (9) economic, governmental or other factors may prevent the projected population and commercial growth in the counties and cities in which we operate. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

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

Our operating subsidiary, The Park Avenue Bank, is a $932 million community bank with 17 branches and three loan production offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan areas. We provide traditional banking products and services to commercial and individual customers in our markets. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market. Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties, Georgia are collectively referred to as our “South Georgia” market. We designate our offices in Henry, Hall, Clarke and Cobb counties, Georgia as our “North Georgia” market. Our offices in the Florida counties of Marion and St. Johns are labeled our “Florida” market. In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury.”

FINANCIAL CONDITION

The Company’s total assets increased $64.8 million, or 7.5%, during the six months ended June 30, 2005 to $933.7 million. A $69.4 million, or 10.6%, increase in deposits fueled this growth. Time deposits increased $50.2 million, or 15.1%; interest-bearing deposits increased $10.0 million, or 4.4%; and non-interest bearing deposits increased $9.2 million, or 9.2%. These new deposits are the result of a concentrated effort to grow deposits in each of our markets, which began early in the fourth quarter of 2004 to fund loan demand. The increase in time deposits was achieved without further reliance on brokered deposits. During the period, we had a net $159,000 decrease in brokered deposits. At quarter end, we had $46.8 million in brokered time deposits, or 6.4% of total deposits.

Our loan portfolio increased $72.1 million, or 11.3% during the first six months of 2005. The loan growth came primarily from recording $61.7 million, or 37.0%, in additional construction and development loans on strong demand in several of our markets. We have been fortunate to operate in markets that have experienced strong economic growth in recent years. This economic growth has helped sustain our own growth momentum. Our portfolio of construction and development loans has an average life of approximately 9.9 months. With such significant roll-off expected, it will be a challenge for us to continue to grow the portfolio at the pace that we have posted over the past 12 months.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Jun-05	Mar-05	Dec-04	Sep-04	Jun-04
	(Dollars In Thousands)
Commercial and financial	$60,127	$54,512	$59,703	$54,472	$50,151
Agricultural (including loans secured by farmland)	32,475	27,237	26,704	30,076	27,005
Real estate - construction	228,539	198,815	166,854	142,744	114,794
Real estate - mortgage (commercial and residential)	378,112	380,180	375,222	351,547	340,081
Installment loans to individuals and other loans	22,663	20,585	19,552	22,366	23,193
	721,916	681,329	648,035	601,205	555,224
Deferred loan fees and unearned interest, net	(2,282)	(1,721)	(1,886)	(755)	(700)
	719,634	679,608	646,149	600,450	554,524
Allowance for loan losses	(10,460)	(9,867)	(9,066)	(9,562)	(9,609)
	$709,174	$669,741	$637,083	$590,888	$544,915

Stockholders’ equity was 9.0% of total assets at quarter end. Total equity increased $3.6 million, or 4.4%, since December 31, 2004. This increase is primarily the net result of $5.6 million in earnings, less $2.2 million in dividends. We paid an $0.11 per common share dividend for the first quarter 2005 and declared a $0.12 per common share dividend for the second quarter of 2005, compared to $0.07 per common share dividend paid for each of the first and second quarters of 2004.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2005 was $3.13 million, or $0.32 per diluted share, as compared to $2.12 million, or $0.22 per diluted share, during the same period in 2004. The $1,007,000, or 47.5%, increase in net income is the net result of a $2,428,000 increase in net interest income (or $2,433,000 on a taxable-equivalent basis) offset by a $153,000 increase in the provision for loan losses, a $32,000 decrease in other income, a $615,000 increase in other expenses, and a $621,000 increase in income tax expense.

Net income for the six months ended June 30, 2005 was $5.61 million, or $0.58 per diluted share, as compared to $4.25 million, or $0.44 per diluted share, during the same period in 2004. The $1,360,000, or 32.0%, increase in net income is the net result of a $3,844,000 increase in net interest income (or $3,846,000 on a taxable-equivalent basis) offset by a $614,000 increase in the provision for loan losses, a $490,000 decrease in other income, a $654,000 increase in other expenses, and a $726,000 increase in income tax expense.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended June 30, 2005, our net interest income on a taxable-equivalent basis was $9.65 million, a 33.9% increase over the $7.21 million in net interest income for the second quarter of 2004. The increase in net interest income is due to an increase in loan volume and an increase in loan yields offset by an increase in interest-bearing deposits and FHLB advances and an increase in rates paid for those deposits and FHLB advances. During the second quarter of 2005, our average earning assets were 27.2% higher compared to the same period in 2004. The average balances of our interest-bearing liabilities increased by 29.5% to fund the asset growth. As short-term interest rates rose during the second half of 2004 and the first half of 2005, the average yield on our earning assets increased 92 basis points from 5.70% for the second quarter of 2004, to 6.62% for the second quarter of 2005. However, the average rates paid for our funds increased 82 basis points from 1.72% for the second quarter of 2004, to 2.54% for the second quarter of 2005. As a result, our net interest spread widened by 10 basis points from 3.98% in the second quarter of 2004, to 4.08% for the same period in 2005.

Loan fees, a component of interest and fees on loans, increased $386,000, or 83.8%, during the three month period ended June 30, 2005, compared to the same period in 2004. Although these fees are taken into income over the life of the loan, the increase in the volume of construction and development lending over the last twelve months (a 99.1% increase in that segment of our portfolio) generated additional fees and increased our loan yields by 22 basis points compared to the same period in 2004. We should continue to realize this level of fees over the next few quarters. However, unless we continue to make construction and development loans and negotiate these types of loan fees, we do not expect to realize quarter over quarter increases of this magnitude going forward.

For the six months ended June 30, 2005, our net interest income on a taxable-equivalent basis was $18.26 million, a 26.7% increase over the $14.42 million in net interest income for the same period in 2004. The increase in net interest income is due primarily to the same factors described above for the quarterly results.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the second quarter of 2005 was 4.49%, 21 basis points higher than the 4.28% recorded for the second quarter of 2004. As we grow the balance sheet, we expect to have tighter net interest spreads due to a flat interest rate curve and incrementally higher cost of funds needed for such growth. Fortunately, the additional loan fee income noted above helped to improve our spreads and margin for the quarter.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and six months ended June 30, 2005 and 2004. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended June 30,		2005			2004
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$693,433	$12,473	7.21%	$551,675	$8,361	6.10%
Investment securities:
Taxable	120,741	1,329	4.42%	103,222	1,075	4.19%
Nontaxable	9,603	142	5.91%	8,611	127	5.96%
Other short-term investments	37,685	284	3.03%	14,019	32	0.92%
Total interest-earning assets	$861,462	$14,228	6.62%	$677,527	$9,595	5.70%
Interest-bearing liabilities:
Demand deposits	$198,141	$690	1.40%	$169,654	$256	0.61%
Savings deposits	43,559	74	0.68%	42,448	56	0.53%
Time deposits	364,083	2,841	3.13%	253,012	1,575	2.50%
FHLB advances	98,926	769	3.12%	55,614	279	2.02%
Notes payable	10,310	176	6.86%	10,310	140	5.45%
Other short-term borrowings	6,924	30	1.75%	26,483	75	1.14%
Total interest-bearing liabilities	$721,943	$4,580	2.54%	$557,521	$2,381	1.72%
Interest rate spread			4.08%			3.98%
Net interest income		$9,648			$7,214
Net interest margin			4.49%			4.28%

For the Six Months Ended June 30,		2005			2004
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	AverageYield/Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$679,668	$23,310	6.92%	$546,612	$16,612	6.11%
Investment securities:
Taxable	118,939	2,626	4.45%	108,340	2,316	4.30%
Nontaxable	9,002	266	5.95%	8,706	260	6.00%
Other short-term investments	39,925	536	2.71%	8,863	39	0.90%
Total interest-earning assets	$847,534	$26,738	6.36%	$672,521	$19,227	5.75%
Interest-bearing liabilities:
Demand deposits	$195,638	$1,186	1.22%	$167,453	$510	0.61%
Savings deposits	43,009	137	0.64%	41,561	112	0.54%
Time deposits	353,617	5,296	3.02%	254,102	3,220	2.55%
FHLB advances	98,811	1,452	2.96%	50,743	529	2.10%
Notes payable	10,310	344	6.73%	10,310	266	5.19%
Other short-term borrowings	8,310	60	1.46%	30,516	174	1.14%
Total interest-bearing liabilities	$709,695	$8,475	2.41%	$554,685	$4,811	1.74%

Interest rate spread			3.95%			4.01%
Net interest income		$18,263			$14,416
Net interest margin			4.35%			4.31%

Provision for Loan Losses
At June 30, 2005, the allowance for loan losses as a percent of total loans was 1.45%, compared to 1.40% at December 31, 2004. The increase is due to the addition of $614,000 in provision expense and $780,000 in net recoveries of previous bad debts for the year to date. Our nonperforming assets increased $1.01 million, or 15.4%, during the quarter from $6.53 million at March 31, 2005 to $7.53 million as of June 30, 2005. Of the total nonperforming assets reported at quarter end, $6.56 million, or 86.9%, is tied to one commercial real estate loan relationship. The Company believes that the value of the properties securing the loan in this relationship is sufficient to protect the Company’s interests and no loss is anticipated at this time.

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

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Jun-05	Mar-05	Dec-04	Sep-04	Jun-04
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$7,534	$6,531	$1,417	$3,857	$4,484
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	9	6	11	10	9
Troubled debt restructurings not included above	-	-	2,045	2,170	2,179
Total nonperforming loans	$7,543	$6,537	$3,473	$6,037	$6,672

Total nonperforming loans as a percentage of total loans	0.91%	0.96%	0.54%	1.00%	1.20%

Other Income
A summary of noninterest income follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Pct. Chg.	2005	2004	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$1,019	$1,094	-6.9%	$1,941	$2,160	-10.1%
Mortgage origination fees	130	133	-2.3%	235	236	-0.4%
Securities transactions, net	(1)	(1)	0.0%	(1)	1	-200.0%
Gain on sale of financial services operation	-	-	0.0%	-	200	-100.0%
Earnings on bank-owned life insurance	83	46	80.4%	162	144	12.5%
Gain (loss) on disposal of assets	(19)	10	-290.0%	(22)	20	-210.0%
Other noninterest income	246	208	18.3%	490	535	-8.4%
Total noninterest income	$1,458	$1,490	-2.1%	$2,805	$3,296	-14.9%

Noninterest income as a percentage of average assets (annualized)	0.63%	0.81%		0.61%	0.89%

The continued decrease in service charges on deposit accounts is due to both a decline in the volume of overdraft and non-sufficient funds charges and an increase in usage of our no-fee checking product. Overdraft and non-sufficient funds charges decreased $152,000, or 10% from the second quarter of 2004 to the second quarter of 2005. Service charges on deposit accounts decreased $67,000, or 12% during the same period. In February of 2004 we recorded a one-time gain of $200,000 on the sale of our financial services operation. We will, however, continue to receive a small portion of the commissions earned on a select list of accounts held by employees and directors of the Bank going forward. We recorded $118,000 in brokerage fees for the first six months of 2004 compared to $5,000 in the same period in 2005. Excluding the brokerage fees, other noninterest income increased $68,000 for the first two quarters of 2005 compared to 2004.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Pct. Chg.	2005	2004	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$3,441	$2,821	22.0%	$6,565	$5,709	15.0%
Deferred loan cost	(377)	(185)	103.8%	(767)	(355)	116.1%
Employee benefits	823	705	16.7%	1,579	1,560	1.2%
Net occupancy expense of premises	488	460	6.1%	957	902	6.1%
Furniture and equipment expense	526	523	0.6%	1,030	1,050	-1.9%
Advertising and business development	131	104	26.0%	258	212	21.7%
Supplies and printing	124	99	25.3%	239	220	8.6%
Telephone and internet charges	88	89	-1.1%	174	167	4.2%
Postage and courier	135	140	-3.6%	311	282	10.3%
Legal and accounting fees	103	105	-1.9%	209	165	26.7%
Other noninterest expense	746	752	-0.8%	1,438	1,427	0.8%
Total noninterest expense	$6,228	$5,613	11.0%	$11,993	$11,339	5.8%

Noninterest expense as a percentage of average assets (annualized)	2.71%	3.05%		2.61%	3.08%

Salaries and wages expense and employee benefits were up for the quarter due primarily to the increase in the number of full-time equivalent employees from 277 in June of 2004 to 291 in June of 2005. We have hired several experienced lenders in our high-growth markets as we continue our growth in these areas. Deferred loan cost, a credit against salaries and wages, increased and resulted in a decrease in expense reported during the period. The increase in the deferral of direct loan costs is due to an increase in loan volume experienced during 2005 compared to the same period in 2004.

For the year to date, occupancy costs increased due to the opening of a branch office in Stockbridge Georgia in July 2004, the opening of a loan production office in Cobb County, Georgia in April 2005, and annual inflationary-type increases in insurance, maintenance costs, and property taxes. Advertising and business development and supplies and printing expense increased due to our focus on marketing and growing our franchise.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 33.1% and 30.5% for the three-month periods ended June 30, 2005 and 2004, respectively. For the six-month period ended June 30, 2005 and 2004, income tax expense as a percentage of net income before taxes was 33.0% and 32.5%, respectively.

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

At June 30, 2005, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 18.05%, compared to 20.41% at December 31, 2004. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

We funded the $72.1 million growth in loans, a $5.8 million increase in investments and a $7.9 million decrease in repurchase agreements during the first six months of 2005 by utilizing $69.4 million in deposit growth, and decreasing our cash, interest bearing deposits and federal funds by a combined $14.3 million.

There are no binding commitments for material cash expenditures outstanding at this time.

Contractual Obligations
Summarized below are our contractual obligations as of June 30, 2005.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$98,391	$15,906	$6,204	$5,470	$70,811
Operating Lease Obligations	652	207	363	82	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$109,353	$16,113	$6,567	$5,552	$81,121

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2005 and December 31, 2004 are as follows:

	Jun-05	Dec-04
Commitments to extend credit	$141,238,000	$118,155,000
Standby letters of credit	$10,880,000	$5,735,000

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by our regulators. At June 30, 2005, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2005.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	12.7%	12.5%	8.0%
Tier 1 Capital to Risk Weighted Assets	11.4%	11.2%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.8%	9.6%	4.0%

On May 24, 2005, the Company’s Board of Directors renewed its annual plan to repurchase up to 400,000 shares of the Company’s common stock over the next twelve-month period. The Company plans to use cash on hand to repurchase its shares on the open market. At June 30, 2005, the Company had $3.81 million in cash on hand. During the second quarter of 2005, no shares were repurchased. Although the Company may not repurchase all 400,000 shares within the allotted time period, the program will allow the Company to repurchase its shares as opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management. The expiration date for the plan is May 24, 2006.

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

Management’s assessment is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in various internal and external environmental factors including, but not limited to, the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should these environmental factors change; a different amount may be reported for the allowance for loan losses and the associated provision for loan losses.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended June 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to exposure to U.S. dollar interest rate changes and accordingly, we manage our exposure by considering the possible changes in the net interest margin. We do not engage in trading activity nor do we classify any portion of the investment portfolio as held for trading. We have not engaged in any off-balance sheet hedging activities or entered into any derivative instruments with a higher degree of risk than investment-grade collateralized mortgage obligations, which are commonly-held mortgage-backed securities. Finally, we have no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing difference between the repricing of assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, due to our tendency to make floating-rate loans with relatively short durations, and the current interest rate environment, we have elected to exceed policy limits and keep the balance sheet in a more asset-sensitive position. At June 30, 2005, our one-year management-adjusted gap ratio was 1.66. We are exploring ways to hedge our gap position to protect our earnings in the event of a change in the interest rate environment.

The table below has two gap ratio measurements: regulatory and management-adjusted. The regulatory gap ratio considers only contractual maturities or repricings. The management-adjusted gap ratio includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change. We believe the management-adjusted gap ratio is a more accurate reflection of the interest rate risk in our balance sheet. The management-adjusted gap ratio indicates we are highly asset sensitive in relation to changes in market interest rates in the short-term. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$541,443	$572,468	$636,195
Rate Sensitive Liabilities (RSL)	333,879	408,206	531,261
RSA minus RSL (Gap)	$207,564	$164,262	$104,934

Gap Ratio (RSA/RSL)	1.62	1.40	1.20

Management-Adjusted
Rate Sensitive Assets (RSA)	$555,017	$599,614	$685,968
Rate Sensitive Liabilities (RSL)	159,127	233,453	412,762
RSA minus RSL (Gap)	$395,890	$366,161	$273,206

Gap Ratio (RSA/RSL)	3.49	2.57	1.66

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 15.38% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 18.91% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. If market rates immediately fell by 100 basis points, a more possible but still unlikely scenario, our model projected net interest income to decrease 7.96% over the next year. During the first half of 2005, the federal funds rate was increased four times by 25 basis points each time, from 2.25% to 3.25%. As our interest sensitivity analysis shows, we expect the rise in rates will help to increase our net interest income in future periods.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market Rate Change	Effect on Net Interest Income
	Gradual	Immediate
+300 bps	15.41%	21.73%
+200 bps	12.93%	15.38%
+100 bps	7.36%	7.82%
-100 bps	-7.39%	-7.96%
-200 bps	-13.94%	-18.91%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
April	-	-	-	-
May	-	-	-	-
June	-	-	-	-
Total	-	$-	-	400,000

[1]
On May 24, 2005, the Company renewed its annual plan to repurchase up to 400,000 shares of the Company's common stock over the next twelve month period. No shares were purchased under this plan during the second quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 24, 2005, two items were voted upon. The first vote was for the appointment of five directors to hold office until the 2008 and one director to hold office until the 2007 annual meeting of stockholders and until their successors are dully elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

Name	Votes For	Votes Against	Votes Withheld

R. Bradford Burnette (2008)	6,797,550	0	842,775
Michael H. Godwin (2008)	7,446,122	0	194,203
Kennith D. McLeod (2008)	7,448,424	0	191,901
Paul E. Parker (2008)	7,448,424	0	191,901
M. Burke Welsh, Jr. (2008)	7,447,394	0	192,931
Douglas W. McNeill (2007)	7,447,424	0	192,901

The following directors will continue in office:

Bill J. Jones, James B. Lanier, Jr., F. Ferrell Scruggs, Sr., John M. Simmons, III, Walter W. Carroll, II, James L. Dewar, Jr., John E. Mansfield, Jr., Joe P. Singletary, Jr.

The second vote was for the ratification of the appointment of Mauldin & Jenkins, LLC as independent auditors for 2005:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
7,555,497	17,308	67,520	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date:	August 9, 2005	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	August 9, 2005	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)