Form 10-Q
period 2005-09-30
PAB BANKSHARES INC
filed 2005-11-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005 - Commission File Number 1-11823
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at October 31, 2005 was 9,519,808 shares.

i

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$20,719,547	$22,976,924
Interest-bearing deposits in other banks	3,162,479	984,737
Federal funds sold	49,491,967	32,616,121
Investment securities	148,226,445	128,683,829

Loans	731,544,913	646,149,340
Allowance for loan losses	(10,767,637)	(9,066,566)
Net loans	720,777,276	637,082,774

Premises and equipment, net	18,395,148	18,812,209
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	10,983,220	10,737,204
Foreclosed assets	38,274	30,216
Other assets	13,331,612	11,066,368

Total assets	$991,110,572	$868,974,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$101,964,242	$99,627,825
Interest-bearing demand and savings	261,873,126	224,836,339
Time	423,826,254	333,086,272
Total deposits	787,663,622	657,550,436

Federal funds purchased and securities sold under agreements to repurchase	7,517,254	14,168,098
Advances from the Federal Home Loan Bank of Atlanta	90,243,150	99,001,125
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	8,168,413	6,945,443
Total liabilities	903,902,439	787,975,102

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,534,408 and 9,495,320 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	29,307,192	29,143,017
Retained earnings	56,727,189	50,938,254
Accumulated other comprehensive loss	(43,313)	(298,452)
Total stockholders' equity	87,208,133	80,999,884

Total liabilities and stockholders' equity	$991,110,572	$868,974,986

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income
Interest and fees on loans	$13,811,241	$8,879,111	$37,120,694	$25,490,912
Interest and dividends on investment securities:
Taxable	1,375,150	1,345,486	4,001,454	3,661,634
Nontaxable	110,562	83,842	285,881	255,372
Other interest income	486,525	20,159	1,022,712	59,840
Total interest income	15,783,478	10,328,598	42,430,741	29,467,758

Interest expense
Interest on deposits	4,510,934	1,943,460	11,129,205	5,785,417
Interest on Federal Home Loan Bank advances	817,497	430,823	2,269,721	960,034
Interest on other borrowings	227,909	237,141	632,181	677,002
Total interest expense	5,556,340	2,611,424	14,031,107	7,422,453

Net interest income	10,227,138	7,717,174	28,399,634	22,045,305

Provision for loan losses	275,000	-	888,600	-
Net interest income after provision for loan losses	9,952,138	7,717,174	27,511,034	22,045,305

Other income
Service charges on deposit accounts	1,069,117	1,157,557	3,010,227	3,317,728
Other fee income	366,737	307,204	969,211	976,713
Securities transactions, net	38	5,535	(1,204)	6,111
Other noninterest income	134,140	143,294	397,201	609,069
Total other income	1,570,032	1,613,590	4,375,435	4,909,621

Other expenses
Salaries and employee benefits	3,827,996	4,139,622	11,204,516	11,053,589
Occupancy expense of premises	496,119	491,289	1,453,167	1,392,828
Furniture and equipment expense	535,675	531,878	1,565,226	1,581,787
Other noninterest expense	1,399,573	1,124,102	4,029,397	3,597,386
Total other expenses	6,259,363	6,286,891	18,252,306	17,625,590

Income before income tax expense	5,262,807	3,043,873	13,634,163	9,329,336
Income tax expense	1,744,407	982,530	4,510,057	3,021,923

Net income	$3,518,400	$2,061,343	$9,124,106	$6,307,413

Earnings per common share
Basic	$0.37	$0.21	$0.96	$0.66
Diluted	$0.36	$0.21	$0.94	$0.65

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$3,518,400	$2,061,343	$9,124,106	$6,307,413

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period, net of tax (benefit) of $106,504 and ($280,720) for the quarter and $131,026 and $182,849 for the year to date	206,743	(544,924)	254,344	354,945
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of $13 and $1,882 for the quarter and ($409) and $2,078 for the year to date	(25)	(3,653)	795	(4,033)
	206,718	(548,577)	255,139	350,912

Comprehensive income	$3,725,118	$1,512,766	$9,379,245	$6,658,325

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total

Balance, December 31, 2003	9,484,660	$1,217,065	$29,314,700	$45,651,500	$(121,099)	$76,062,166
Net income	-	-	-	8,518,085	-	8,518,085
Other comprehensive loss	-	-	-	-	(177,353)	(177,353)
Cash dividends declared, $0.34 per share	-	-	-	(3,231,331)	-	(3,231,331)
Stock acquired and cancelled under stock repurchase plan	(46,300)	-	(576,198)	-	-	(576,198)
Stock options exercised	56,960	-	404,515	-	-	404,515
Balance, December 31, 2004	9,495,320	1,217,065	29,143,017	50,938,254	(298,452)	80,999,884
Net income	-	-	-	9,124,106	-	9,124,106
Other comprehensive income	-	-	-	-	255,139	255,139
Cash dividends declared, $0.35 per share	-	-	-	(3,335,171)	-	(3,335,171)
Stock acquired and cancelled under stock repurchase plan	(17,692)	-	(249,988)	-	-	(249,988)
Stock options exercised	56,780	-	414,163	-	-	414,163
Balance, September 30, 2005	9,534,408	$1,217,065	$29,307,192	$56,727,189	$(43,313)	$87,208,133

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,124,106	$6,307,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,670,545	1,963,190
Provision for loan losses	888,600	-
Net realized (gain) loss on securities transactions	1,204	(6,111)
(Gain) loss on disposal of assets	22,599	(27,484)
Increase in cash value of bank-owned life insurance	(246,016)	(230,052)
Decrease in deferred compensation accrual	(11,045)	(8,894)
Increase (decrease) in retirement accruals	(257,401)	370,458
Net change in taxes receivable and taxes payable	(1,051,083)	(112,171)
Increase in interest receivable	(1,023,420)	(100,093)
Increase in interest payable	670,303	175,649
Net increase in prepaid expenses and other assets	(373,851)	(420,695)
Net decrease in accrued expenses and other liabilities	634,516	32,686
Net cash provided by operating activities	10,049,057	7,943,896

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(2,177,742)	(71,661)
(Increase) decrease in federal funds sold	(16,875,846)	330,187
Purchase of debt securities	(41,525,494)	(34,315,808)
Proceeds from sales and calls of debt securities	9,092,792	14,612,355
Proceeds from maturities and paydowns of debt securities	12,840,922	14,260,827
Purchase of restricted equity investments	(302,300)	(2,116,700)
Redemption of restricted equity investments	418,800	600
Net increase in loans	(84,745,254)	(62,983,895)
Purchase of premises and equipment	(912,575)	(632,277)
Proceeds from disposal of assets	160,295	1,717,899
Net cash used in investing activities	(124,026,402)	(69,198,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	130,113,186	18,858,132
Net decrease in federal funds purchased and securities sold under repurchase agreements	(6,650,844)	(526,111)
Advances from the Federal Home Loan Bank	38,318,600	42,848,400
Payments on Federal Home Loan Bank advances	(47,076,575)	(296,142)
Dividends paid	(3,140,574)	(1,995,235)
Proceeds from the exercise of stock options	414,163	363,715
Acquisition of stock under stock repurchase plans	(249,988)	(432,658)
Repurchase of preferred stock in REIT subsidiaries	(8,000)	(2,000)
Net cash provided by financing activities	111,719,968	58,818,101

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
	Nine Months Ended September 30,
	2005	2004

Net decrease in cash and due from banks	$(2,257,377)	$(2,436,476)

Cash and due from banks at beginning of period	22,976,924	22,920,218

Cash and due from banks at end of period	$20,719,547	$20,483,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$13,360,804	$7,246,804
Taxes	$5,561,140	$3,134,094

NONCASH INVESTING AND FINANCING TRANSACTIONS

Increase in unrealized gains on securities available for sale	$386,575	$531,683

Transfer of loans to foreclosed assets	$162,152	$600,858

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	NATURE OF BUSINESS

PAB Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the “Bank”). The Bank, a state-chartered, member bank of the Federal Reserve System, was founded in 1956 in Valdosta, Lowndes County, Georgia. Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

In 1998, the Company formed two real estate investment trusts (each, a “REIT”) and two intermediate REIT holding companies as subsidiaries of the Bank. The REITs were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REITs. To comply with federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock pays an 8% annual dividend. The total minority interest of the REITs included in other liabilities was $107,000 and $115,000 as of September 30, 2005 and December 31, 2004, respectively.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The components used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$3,518,400	$2,061,343	$9,124,106	$6,307,413

Weighted average common shares outstanding	9,530,712	9,491,439	9,518,797	9,502,263

Earnings per common share	$0.37	$0.21	$0.96	$0.66

Diluted earnings per share:
Net income	$3,518,400	$2,061,343	$9,124,106	$6,307,413

Weighted average common shares outstanding	9,530,712	9,491,439	9,518,797	9,502,263
Effect of dilutive stock options	179,107	116,921	161,177	144,120

Weighted average diluted common shares outstanding	9,709,819	9,608,360	9,679,974	9,646,383

Earnings per common share	$0.36	$0.21	$0.94	$0.65

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.	STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$3,518,400	$2,061,343	$9,124,106	$6,307,413
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65,740)	(54,005)	(188,853)	(168,176)
Pro forma net income	$3,452,660	$2,007,338	$8,935,253	$6,139,237

Earnings per share:
Basic - as reported	$0.37	$0.21	$0.96	$0.66
Basic - pro forma	$0.36	$0.21	$0.94	$0.65
Diluted - as reported	$0.36	$0.21	$0.94	$0.65
Diluted - pro forma	$0.36	$0.21	$0.93	$0.64

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

Our operating subsidiary, The Park Avenue Bank, is a $989 million community bank with 17 branches and three loan production offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan areas. We provide traditional banking products and services to commercial and individual customers in our markets. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market. Our offices in the Georgia counties of Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis are collectively referred to as our “South Georgia” market. We designate our offices in the Georgia counties of Henry, Hall, Clarke and Cobb as our “North Georgia” market. Our offices in the Florida counties of Marion and St. Johns are labeled our “Florida” market. In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury” market.

FINANCIAL CONDITION

Our total assets increased $57.3 million, or 24% on an annualized basis, during the third quarter of September 30, 2005 to $991.1 million, and our total deposits increased $60.7 million, or 33% on an annualized basis, to $787.7 million. Over the trailing twelve-month period, total assets increased $194.0 million, or 24%, and total deposits increased nearly $211.9 million, or 37%. This is the fourth consecutive quarter that we have reported double-digit year over year asset growth. Our growth can be attributed to our presence in some of the fastest growing markets in the Southeastern United States and strong production from our seasoned bankers and commercial lenders.

Loan growth continued in the third quarter of 2005 due primarily to demand for loans to customers in our markets to construct residential and commercial properties and to acquire land for development. For the quarter, total construction and development lending increased nearly $29.0 million, or 50% on an annualized basis, to $257.5 million. Construction and development loans represented over 35% of the Company’s total loan portfolio at September 30, 2005. Given our concentration in construction and development loans, we must monitor and estimate trends in our real estate markets and we will adjust our strategies or underwriting requirements in an effort to manage the risks associated with this type of specialized lending.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Sep-05	Jun-05	Mar-05	Dec-04	Sep-04
	(Dollars In Thousands)
Commercial and financial	$55,536	$60,127	$54,512	$59,703	$54,472
Agricultural (including loans secured by farmland)	45,759	32,475	27,237	26,704	30,076
Real estate - construction	257,522	228,539	198,815	166,854	142,744
Real estate - mortgage (commercial)	206,910	227,079	232,672	226,449	199,158
Real estate - mortgage (residential)	145,395	151,033	147,508	148,773	152,389
Installment loans to individuals and other loans	22,239	22,663	20,585	19,552	22,366
	733,361	721,916	681,329	648,035	601,205
Deferred loan fees and unearned interest, net	(1,816)	(2,282)	(1,721)	(1,886)	(755)
	731,545	719,634	679,608	646,149	600,450
Allowance for loan losses	(10,768)	(10,460)	(9,867)	(9,066)	(9,562)
	$720,777	$709,174	$669,741	$637,083	$590,888

With the strong loan demand, we commenced a campaign to increase deposits during the latter part of the third quarter of 2004. Over the past twelve months, we have increased our promotion efforts and become more aggressive on pricing selected deposit products in various markets to achieve our deposit goals. Although we faced strong competitive pressures and rising interest rates, we successfully increased market share in several of our markets and we added over 1,300 households to our customer base. This represents is a 4.2% increase over the past twelve months in the number of households that utilize PAB deposit products and services. As a result of the in-market deposit growth, we have been able to reduce our reliance on brokered deposits and other borrowings to fund our loan growth. During the fourth quarter of 2004, we acquired $30.0 million in brokered deposits and borrowed $11.7 million in FHLB advances to fund loan growth. Since then, we have only added $3.6 million in brokered deposits, and we have repaid $8.8 million in FHLB advances.

The following table summarizes our loan and deposit portfolios classified by type and market as of the period ended September 30, 2005.

As of September 30, 2005	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$34,925	$10,281	$8,649	$1,681	$55,536
Agricultural (including loans secured by farmland)	40,950	3,866	943	-	45,759
Real estate - construction	39,508	184,696	32,222	1,096	257,522
Real estate - mortgage (commercial)	78,353	106,960	7,758	13,839	206,910
Real estate - mortgage (residential)	106,868	31,311	4,950	2,266	145,395
Installment loans to individuals and other loans	19,148	1,963	311	817	22,239
	319,752	339,077	54,833	19,699	733,361
Deferred loan fees and unearned interest, net	(79)	(811)	(917)	(9)	(1,816)
Total loans	$319,673	$338,266	$53,916	$19,690	$731,545

Deposits
Noninterest-bearing demand	$78,081	$12,846	$7,424	$3,613	$101,964
Interest-bearing demand and savings	201,354	32,416	27,076	1,027	261,873
Time	237,407	47,911	87,751	50,758	423,827
Total deposits	$516,842	$93,173	$122,251	$55,398	$787,664

The ratio of stockholders’ equity to total assets was 8.8% at quarter end. Total equity increased $6.2 million, or 7.7%, since December 31, 2004. This year to date increase is primarily the net result of $9.1 million in earnings, less $3.3 million in dividends paid. For the first three quarters of 2005, we have paid $0.35 per common share in dividends, representing 37.2% of diluted earnings per share. For the first three quarters of 2004, we paid $0.24 per common share in dividends, representing 36.9% of diluted earnings per share.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2005 was $3.52 million, or $0.36 per diluted share, as compared to $2.06 million, or $0.21 per diluted share, during the same period in 2004. The $1,457,000, or 70.7%, increase in net income is the net result of a $2,510,000 increase in net interest income (or $2,524,000 on a taxable-equivalent basis) offset by a $275,000 increase in the provision for loan losses, a $44,000 decrease in other income, a $28,000 decrease in other expenses, and a $762,000 increase in income tax expense.

Net income for the nine months ended September 30, 2005 was $9.12 million, or $0.94 per diluted share, as compared to $6.31 million, or $0.65 per diluted share, during the same period in 2004. The $2,817,000, or 44.7%, increase in net income is the net result of a $6,354,000 increase in net interest income (or $6,370,000 on a taxable-equivalent basis) offset by a $889,000 increase in the provision for loan losses, a $534,000 decrease in other income, a $626,000 increase in other expenses, and a $1,488,000 increase in income tax expense. The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended September 30, 2005, our net interest income on a taxable-equivalent basis was $10.28 million, a 32.5% increase over the $7.76 million in net interest income for the third quarter of 2004. The increase in net interest income is due to an increase in both volume and yield on loans offset somewhat by a corresponding increase in volume and rate paid for interest bearing liabilities. During the third quarter of 2005, our average earning assets were 28.9% higher compared to the same period in 2004. The average balances of our interest-bearing liabilities increased by 31.3% to fund the asset growth. As short-term interest rates rose during the second half of 2004 and the first nine months of 2005, the average yield on our earning assets increased 105 basis points from 5.81% for the third quarter of 2004, to 6.86% for the third quarter of 2005. However, the average rates paid for our funds increased 109 basis points from 1.77% for the third quarter of 2004, to 2.86% for the third quarter of 2005. As a result, our net interest spread tightened by 4 basis points from 4.04% in the third quarter of 2004, to 4.00% for the same period in 2005. As we grow the balance sheet, we expect to have tighter net interest spreads due to a flat interest rate curve and incrementally higher cost of funds needed for such growth.

For the nine months ended September 30, 2005, our net interest income on a taxable-equivalent basis was $28.55 million, a 28.7% increase over the $22.18 million in net interest income for the same period in 2004. The increase in net interest income is due primarily to the same factors described above for the quarterly results.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the third quarter of 2005 was 4.45%, 10 basis points higher than the 4.35% recorded for the third quarter of 2004. With a tightening of our net interest spreads, this improvement in our margin was primarily driven by an increase in loan volume.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and nine months ended September 30, 2005 and 2004. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended September 30,		2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$722,410	$13,811	7.58%	$572,102	$8,879	6.17%
Investment securities:
Taxable	125,352	1,375	4.35%	123,586	1,345	4.33%
Nontaxable	11,547	167	5.76%	8,603	127	5.87%
Other short-term investments	56,692	487	3.40%	6,117	20	1.31%
Total interest-earning assets	$916,001	$15,840	6.86%	$710,408	$10,371	5.81%
Interest-bearing liabilities:
Demand deposits	$203,036	$880	1.72%	$177,918	$312	0.70%
Savings deposits	42,062	82	0.77%	43,432	60	0.55%
Time deposits	406,891	3,549	3.44%	252,464	1,571	2.48%
FHLB advances	98,151	817	3.30%	76,533	431	2.24%
Notes payable	10,310	193	7.43%	10,310	147	5.67%
Other short-term borrowings	7,904	35	1.74%	26,699	90	1.34%
Total interest-bearing liabilities	$768,354	$5,556	2.86%	$587,356	$2,611	1.77%

Interest rate spread			4.00%			4.04%
Net interest income		$10,284			$7,760
Net interest margin			4.45%			4.35%

For the Nine Months Ended September 30,		2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$694,072	$37,121	7.15%	$556,197	$25,491	6.12%
Investment securities:
Taxable	121,100	4,001	4.42%	113,459	3,661	4.31%
Nontaxable	9,859	433	5.87%	8,672	387	5.96%
Other short-term investments	45,568	1,023	3.00%	7,941	60	1.01%
Total interest-earning assets	$870,599	$42,578	6.54%	$686,269	$29,599	5.76%
Interest-bearing liabilities:
Demand deposits	$198,131	$2,065	1.39%	$170,967	$822	0.64%
Savings deposits	42,690	219	0.69%	42,189	172	0.54%
Time deposits	372,581	8,845	3.17%	253,552	4,791	2.52%
FHLB advances	98,588	2,270	3.08%	59,402	960	2.16%
Notes payable	10,310	537	6.97%	10,310	413	5.36%
Other short-term borrowings	8,173	95	1.55%	29,235	264	1.20%
Total interest-bearing liabilities	$730,473	$14,031	2.57%	$565,655	$7,422	1.75%

Interest rate spread			3.97%			4.01%
Net interest income		$28,547			$22,177
Net interest margin			4.38%			4.32%

Provision for Loan Losses
Due primarily to the continued growth in construction and development loans, the heightened concentration risk within this category, and other economic environmental factors, including the effects of the 2005 hurricane season, we added $275,000 to the allowance for loan losses in the third quarter of 2005. There was no provision for loan losses recorded in the third quarter of 2004. We had $32,000 in net recoveries of prior loan losses during the third quarter, increasing the level of net recoveries recorded for the nine months ended September 30, 2005 to $812,000. The recoveries for the year to date results in an annualized -0.16% ratio of net losses to average loans for the year to date, compared to a 0.14% net loss ratio for the same period in 2004.

At September 30, 2005, the allowance for loan losses as a percentage of total loans was 1.47%, compared to 1.40% at December 31, 2004. The increase is due to the addition of $888,600 in provision expense and $812,000 in net recoveries of previous bad debts for the year to date.

As of September 30, 2005, total nonperforming assets were $7.5 million, or 0.76% of total assets, a $4.0 million increase compared to total nonperforming assets of $3.5 million, or 0.40% of total assets, as of December 31, 2004. During the first quarter of 2005, a commercial real estate loan relationship was placed on nonaccrual status that, as of September 30, 2005, had an outstanding principal balance equal to $6.8 million, or 91% of total nonperforming assets. We believe that the value of the collateral securing the loans with this relationship is adequate, and we are working with a receiver and the borrower to market the collateral in an effort to repay those loans.

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

The table below summarizes our levels of nonperforming loans over the past five quarters.
As of Quarter End	Sep-05	Jun-05	Mar-05	Dec-04	Sep-04
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$7,446	$7,534	$6,531	$1,417	$3,857
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	20	9	6	11	10
Troubled debt restructurings not included above	-	-	-	2,045	2,170
Total nonperforming loans	$7,466	$7,543	$6,537	$3,473	$6,037
Total nonperforming loans as a percentage of total loans	1.02%	0.91%	0.96%	0.54%	1.00%

Other Income
A summary of noninterest income follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Pct. Chg.	2005	2004	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$1,069	$1,158	-7.7%	$3,010	$3,318	-9.3%
Mortgage origination fees	189	143	32.2%	424	379	11.9%
Securities transactions, net	-	6	-100.0%	(1)	6	-116.7%
Gain on sale of financial services operation	-	-	0.0%	-	200	-100.0%
Earnings on bank-owned life insurance	83	86	-3.5%	246	230	7.0%
Gain (loss) on disposal of assets	(1)	7	-114.3%	(23)	28	-182.1%
Brokerage fee income	6	2	200.0%	11	119	-90.8%
Other noninterest income	224	212	5.7%	708	630	12.4%
Total noninterest income	$1,570	$1,614	-2.7%	$4,375	$4,910	-10.9%

Noninterest income as a percentage of average assets (annualized)	0.64%	0.83%		0.63%	0.88%

The continued decrease in service charges on deposit accounts is due to both a decline in the volume of overdraft and non-sufficient funds charges and an increase in usage of our no-fee checking product. Our mortgage fee income has increased due to an increased demand for secondary mortgage products and an effort by our mortgage lenders in all of our markets working to increase our volume. In February of 2004 we recorded a one-time gain of $200,000 on the sale of our financial services operation. As a result, the fee income generated from brokerage services has declined since February of 2004.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Pct. Chg.	2005	2004	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$3,442	$3,649	-5.7%	$10,007	$9,357	6.9%
Deferred loan cost	(410)	(189)	116.9%	(1,178)	(543)	116.9%
Employee benefits	796	679	17.2%	2,375	2,240	6.0%
Net occupancy expense of premises	496	491	1.0%	1,453	1,393	4.3%
Furniture and equipment expense	536	532	0.8%	1,565	1,582	-1.1%
Advertising and business development	145	101	43.6%	403	313	28.8%
Supplies and printing	135	94	43.6%	374	314	19.1%
Telephone and internet charges	92	88	4.5%	266	255	4.3%
Postage and courier	145	144	0.7%	456	425	7.3%
Legal and accounting fees	83	66	25.8%	293	231	26.8%
Other noninterest expense	799	632	26.4%	2,238	2,059	8.7%
Total noninterest expense	$6,259	$6,287	-0.4%	$18,252	$17,626	3.6%

Noninterest expense as a percentage of average assets (annualized)	2.55%	3.24%		2.63%	3.16%

Salaries and wages expense and employee benefits expense were up for the year due primarily to the increase in the number of full-time equivalent employees from 274 at September 30, 2004 to 293 at September 30, 2005. We have hired several experienced lenders in our high-growth markets as we continue our growth in these areas. For the third quarter of 2005, salary and wage expense was lower compared to the same period in 2004 due primarily to a $686,000 executive severance accrual recorded in the third quarter of 2004. Excluding this accrual, salaries and wages for the third quarter of 2005 would have been 16.2% higher as compared to the same period in 2004. Deferred loan cost, a credit against salaries and wages, increased and resulted in a decrease in expense reported during the period. The increase in the deferral of direct loan costs is due to an increase in loan volume experienced during 2005 compared to the same period in 2004.

For the year to date as compared to the same period in 2004, occupancy costs increased due to the combination of the following, the opening of a branch office in Stockbridge, Georgia in July 2004, the opening of a loan production office in Cobb County, Georgia in April 2005, and annual inflationary-type increases in insurance, maintenance costs, and property taxes. Advertising and business development and supplies and printing expense increased during the nine months ended September 30, 2005 due to our focus on marketing and growing our franchise.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 33.2% and 32.3% for the three-month periods ended September 30, 2005 and 2004, respectively. For the nine-month period ended September 30, 2005 and 2004, income tax expense as a percentage of net income before taxes was 33.1% and 32.4%, respectively.

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

At September 30, 2005, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 21.49%, compared to 20.41% at December 31, 2004. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

For the year to date, we have utilized the $130.1 million in deposit growth and $10.0 million in cash flows from operations to fund the $38.6 million increase in liquid assets, $83.7 million growth in loans, $8.8 million decrease in FHLB advances, a $6.7 million decrease in repurchase agreements and $3.1 million in dividends paid during the first nine months of 2005.

There are no binding commitments for material cash expenditures outstanding at this time.

Contractual Obligations
Summarized below are our contractual obligations as of September 30, 2005.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$90,244	$12,904	$1,208	$5,485	$70,647
Operating Lease Obligations	616	208	364	44	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$101,170	$13,112	$1,572	$5,529	$80,957

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2005 and December 31, 2004 are as follows:

	Sep-05	Dec-04
Commitments to extend credit	$138,505,000	$118,155,000
Standby letters of credit	$11,253,000	$5,735,000

Stockholders’ Equity
We maintain a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by our regulators. At September 30, 2005, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2005.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	12.7%	12.5%	8.0%
Tier 1 Capital to Risk Weighted Assets	11.4%	11.2%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.4%	9.3%	4.0%

On May 24, 2005, the Company’s Board of Directors renewed its annual plan to repurchase up to 400,000 shares of the Company’s common stock over the next twelve-month period. We plan to use cash on hand to repurchase our shares on the open market. At September 30, 2005, we had $3.92 million in cash on hand. During the third quarter of 2005, no shares were repurchased. Although we may not repurchase all 400,000 shares within the allotted time period, the program will allow us to repurchase our shares as opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management. The expiration date for the plan is May 24, 2006.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended September 30, 2005.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing difference between the repricing of assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. However, due to our tendency to make floating-rate loans with relatively short durations, and the current interest rate environment, we have elected to exceed policy limits and keep the balance sheet in a more asset-sensitive position. At September 30, 2005, our one-year management-adjusted gap ratio was 1.63.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$583,749	$604,201	$664,984
Rate Sensitive Liabilities (RSL)	375,427	440,519	565,233
RSA minus RSL (Gap)	$208,322	$163,682	$99,751

Gap Ratio (RSA/RSL)	1.55	1.37	1.18

Management-Adjusted
Rate Sensitive Assets (RSA)	$597,839	$632,382	$716,158
Rate Sensitive Liabilities (RSL)	189,167	254,259	440,521
RSA minus RSL (Gap)	$408,672	$378,123	$275,637

Gap Ratio (RSA/RSL)	3.16	2.49	1.63

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of September 30, 2005, the simulation model projected net interest income would increase 14.96% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 15.97% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis, and technically, we were outside of policy guidelines at quarter end. If market rates immediately fell by 100 basis points, a more possible but still unlikely scenario, our model projected net interest income to decrease 7.51% over the next year. During the first nine months of 2005, the federal funds rate was increased six times by 25 basis points each time, from 2.25% to 3.75%. As our interest sensitivity analysis shows, we expect a continued rise in rates will help to increase our net interest income in future periods.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market Rate Change	Effect on Net Interest Income
	Gradual	Immediate
+300 bps	15.43%	24.59%
+200 bps	12.93%	14.96%
+100 bps	7.31%	7.64%
-100 bps	-7.14%	-7.51%
-200 bps	-13.05%	-15.97%

ITEM 4.	CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.           UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
July	-	-	-	-
August	-	-	-	-
September	-	-	-	-
Total	-	$-	-	400,000

[1]
On May 24, 2005, the Company renewed its annual plan to repurchase up to 400,000 shares of the Company's common stock over the next twelve month period. No shares were purchased under this plan during the third quarter.

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

PAB BANKSHARES, INC.
Registrant

Date:	November 9, 2005	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	November 9, 2005	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)