Form 10-K
period 2005-12-31
PAB BANKSHARES INC
filed 2006-03-16
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 00-25422

PAB BANKSHARES, INC.
(A Georgia Corporation)
IRS Employer Identification Number: 58-1473302

3250 North Valdosta Road, Valdosta, Georgia 31602
Telephone Number: (229) 241-2775

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes * No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes * No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer * Accelerated filer ☒ Non-accelerated filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes * No ☒

The aggregate market value of voting common stock held by non-affiliates on June 30, 2005 was approximately $108.4 million (based on shares held by non-affiliates at $15.45 per share, the closing stock price on the American Stock Exchange on June 30, 2005).

As of February 28, 2006 (the latest practicable date), the registrant had 9,478,179 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 23, 2006 are incorporated by reference in answer to Part III of this Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “contemplate”, “continue”, “project”, “predict”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by Park Avenue Bank; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (7) adverse changes may occur in the bond and equity markets; (8) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (9) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (10) economic, governmental or other factors may prevent the projected population and commercial growth in the markets in which we operate; and (11) the risk factors discussed from time to time in the Company’s Periodic Reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, this Annual Report on Form 10-K. We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.	BUSINESS

General

PAB Bankshares, Inc. is a bank holding company headquartered in Valdosta, Lowndes County, Georgia. PAB was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank (the “Bank”). Since our incorporation in 1982, we have acquired five other Georgia financial institutions and one Florida financial institution, and subsequently merged those institutions into the Bank. The Bank was founded in Valdosta in 1956, and it became a state-chartered commercial bank in 1971. In 2001, the Bank became a state member bank of the Federal Reserve System. Currently, the Bank operates 13 branches located in seven counties in South Georgia; three branches and three loan production offices located in five counties in North Georgia; and one branch and one loan production office located in two counties in Florida. Additional information on each of the markets that we serve is provided below under the caption “Markets and Competition”.

Our Founder
As we celebrate the Bank’s 50th anniversary in 2006, we want to take a moment and honor the lasting legacy of our founder, Mr. James L. Dewar, Sr. In 1956, using his personal savings, Mr. Dewar and his wife, Dorothy, opened a private bank in a small office on the corner of Park Avenue and North Ashley Street in Valdosta. With both having been teachers and he also having served as the Superintendent of Schools for Lowndes County, Mr. Dewar’s bank initially catered to the financial needs of teachers and educational administrators in the community.

Even after Mr. Dewar launched his second career in banking, he continued to support education in South Georgia through the generous giving of his talents and financial resources. From 1967 to 1973, Mr. Dewar served on the State Board of Education. From 1979 to 1994, Mr. Dewar served on the Valdosta State University (“VSU”) Foundation Board of Trustees. Over the years, the Dewars established endowments to fund two scholarships at VSU to assist students in pursuing their education degrees, and through the Bank, the Dewars established a third scholarship at VSU for business students. In 1998, VSU honored Mr. Dewar by awarding him an honorary Doctorate of Laws degree. Also in 1998, the Lowndes County Board of Education honored Mr. Dewar by naming their newest elementary school in his honor. In 2005, the Dewars, along with their son, James L. Dewar, Jr., and the Bank pledged an endowment to provide financial support for the VSU College of Education in its mission of training teachers and educational administrators. In 2006, VSU and the Board of Regents of the University System of Georgia announced that the VSU College of Education will be named the “James L. and Dorothy H. Dewar College of Education” as a lasting tribute to the Dewars for their dedication to teaching, teacher education programs, and service to educational organizations at the state and local levels.

As we reflect with pride on the accomplishments of Mr. and Mrs. Dewar, we are reminded of his vision for the Bank, “I want Park Avenue Bank to be known as a bank that cares about people.” It is this foundation of service to others that has propelled us from those humble beginnings in 1956 to the $1 billion, publicly-traded, multi-state financial institution of today.

The Bank
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

When it comes to competing with the larger financial institutions in our markets, we believe that our people make the difference. Our experience and strong community relationships in our markets allow us to deliver a higher level of customer service to the small- and medium-sized commercial businesses and to individual consumers. Being smaller and less bureaucratic than our regional and national competitors allows us to provide a more timely response and greater flexibility in serving the needs of our customers. At the same time, our success has allowed us to invest in systems and support to provide a product line that gives us a competitive edge over many of the smaller financial institutions in our markets.

A brief description on the characteristics of our markets and our history in those markets is provided below.

South Georgia
The Bank has a proud tradition of community banking in South Georgia spanning decades, and we have developed a large market share in many of these communities. As previously mentioned, we have been in Valdosta since 1956, but our roots run deeper in some of the financial institutions we acquired in other South Georgia communities. We have been in Adel (Cook County) since 1948, and we have been in both Bainbridge (Decatur County) and Baxley (Appling County) since 1934. We are also located in Statesboro (Bulloch County), Hazlehurst (Jeff Davis County), and Cairo (Grady County). Collectively, we refer to all of these seven communities as our “South Georgia” market in this Report. In 2001, we began consolidating the separate charters of our banks into one charter, The Park Avenue Bank. The charter consolidation was completed in April 2002, and all of our banking offices now operate under the “PAB” logo. Overall, we have a 2.65% market share1  of the total deposits in the state’s southern tier2. Our branch network in South Georgia has allowed us to deliver retail banking services in these communities more effectively. Therefore, our focus in South Georgia is on providing traditional community banking products and services to consumers, businesses, and municipalities. The timber and farming industries and agricultural-related businesses are vital to the local economics in each of our South Georgia markets.

Valdosta and Adel are located off Interstate 75 in the middle of South Georgia. Valdosta is the county seat of Lowndes County and is 18 miles north of the Florida state line. The Valdosta Metropolitan Statistical Area (“MSA”) is comprised of Lowndes, Brooks, Berrien, and Echols Counties. Adel is in Cook County and is 21 miles north of Valdosta. We have 77 employees, five branches, and seven ATM’s serving our customers in these communities. The Company’s administrative and operational facilities and 102 additional employees are also located in Valdosta. Prior to its merger with the Bank in 2001, the Adel office operated under a separate bank charter called Farmers and Merchants Bank. Moody Air Force Base, Valdosta State University, and several transportation and distribution facilities of regional and national firms are some of the major economic factors to the area.

Bainbridge and Cairo are 82 and 58 miles, respectively, west of Valdosta along U.S. Highway 84 in the southwest corner of the state in the heart of Georgia’s “Plantation Trace”, a region dotted with historic antebellum-era plantations and farms. Also, both communities are within 42 miles of the Tallahassee, Florida MSA. We have 36 employees, four branches, and five ATM’s serving our customers in these communities. Prior to their merger with the Bank in 2002, the Bainbridge offices were part of the First Community Bank of Southwest Georgia charter, and the Cairo office was called Bank of Grady County. First Community Bank of Southwest Georgia was formed in 1998 from the merger of First Federal Savings Bank and Bainbridge National Bank.

Statesboro, 161 miles northeast of Valdosta, sits at the intersection of U.S. Highway 80 and U.S. Highway 301, off of Interstate 16, in Southeast Georgia. Statesboro is also 53 miles west of the Savannah MSA. We have 27 employees, two branches, and three ATM’s serving our customers in this community. Prior to its merger with the Bank in 2002, the Statesboro offices had operated under the Eagle Bank and Trust charter. Georgia Southern University is located in Statesboro.

Baxley and Hazlehurst are both approximately 90 miles northeast of Valdosta. The two communities are located 16 miles apart along U.S. Highway 341 in Southeast Georgia. We have 19 employees, two branches, and two ATM’s serving our customers in these communities. Prior to its merger with the Bank in 2002, the Baxley and Hazlehurst offices operated under the Baxley Federal Savings Bank thrift charter. The Georgia Power Company’s Edwin I. Hatch Nuclear Power Plant located in Appling County is one of the area’s largest employers.

North Georgia
During the fourth quarter of 2000, we adopted an expansion strategy to enter into higher growth metropolitan markets that would complement our South Georgia market. This expansion began with the opening of an office in McDonough, Henry County, Georgia in October 2000. In October 2001, we opened an office in Oakwood, Hall County, Georgia. Both the Henry County and Hall County offices initially began as loan production offices and were subsequently developed into full service branches. In October 2003, we opened a loan production office in Athens, Clarke County, Georgia. In July 2004, we expanded our presence in Henry County with the opening of a branch office in Stockbridge. In April 2005, we opened a loan production office in Cobb County, and in December 2005, we opened a loan production office in Snellville, Gwinnett County, Georgia. Our offices in Henry, Hall, Clarke, Cobb and Gwinnett counties are also referred to collectively as our “North Georgia” market in this Report. Due to our relative newness and the lack of a large retail branch network, we do not have a significant retail presence or deposit market share in the North Georgia market. Thus far, we have primarily catered to residential and commercial developers and small- to medium-sized commercial operations in the North Georgia market.
____________________________
1	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2005.
2	Regions 9-12 as defined by the Georgia Department of Community Affairs comprised of 58 counties.

McDonough and Stockbridge are located along Interstate 75 in Henry County. Henry County is the southern-most county of the Atlanta MSA. McDonough is 30 miles south of Downtown Atlanta. We have 26 employees, two branches, and one ATM serving our customers in these communities. Our McDonough office opened in 2000 and our Stockbridge location opened in 2004. Henry County has consistently been ranked among the fastest growing counties in the nation over the past several years. We have been actively involved in financing several residential and commercial construction and development projects in Henry County, as we have also worked to increase our retail presence in the county.

Oakwood is 8 miles south of Gainesville along Interstate 985 in Hall County. Oakwood is 50 miles northeast of Downtown Atlanta and 12 miles north of the Mall of Georgia retail complex in Gwinnett County. Oakwood is part of the Gainesville MSA. We have eight employees, one branch, and one ATM serving our customers in this community. The poultry industry has been a significant economic factor for the region over the past several decades. As the Atlanta MSA continues its urban sprawl, Hall County has experienced significant growth in recent years. Our focus in Hall County has been in commercial lending. As we expand our presence in North Georgia, we expect to focus on retail banking as well.

Athens is 70 miles east of Downtown Atlanta. Athens is part of a consolidated city/county government with Clarke County. The University of Georgia is located in Athens and is the single largest economic factor in the Athens-Clarke County MSA. With only a loan production office in the area, our focus has been on commercial lending. During the fourth quarter of 2005, we signed an option to acquire a commercial lot in Oconee County, Georgia, directly across the line from Athens-Clarke County, with the intent to build a full-service branch at that location in 2006.

Our Cobb County office is 12 miles northwest of Downtown Atlanta. We opened a commercial loan production office near Vinings just inside the Interstate 285 loop around the city of Atlanta in April 2005.

Snellville is 25 miles northeast of Downtown Atlanta along U.S. Highway 78 in Gwinnett County. We acquired an office condominium and opened a commercial loan production office in December 2005.

Florida
In December 2000, we acquired Friendship Community Bank in Ocala, Marion County, Florida. The acquired bank was merged into the Bank in 2001. In September 2003, we opened a loan production office in St. Augustine, St. Johns County, Florida. Our offices in Ocala and St. Augustine are collectively referred to as our “Florida” market.

Our Ocala office is near several retirement communities and has served primarily as a deposit gathering facility for the Bank. Ocala is located in Central Florida, 130 miles south of Valdosta along Interstate 75. We have nine employees, one branch, and one ATM serving our customers in this community. With over $4.4 billion in deposits3, Marion County is the largest deposit market in which we have a deposit branch. Ocala is known for its equestrian training facilities and retirement communities due to its mild year-round climate.

Our St. Augustine loan production office serves as the base for a lender who calls on commercial customers along Interstate 95 between Jacksonville (40 miles to the North) and Palm Coast (25 miles to the South). We primarily originate and service the financing of our construction and development loans in and around these coastal communities from this office.

____________________________
[3]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2005.

The table below provides basic information and summary demographic data on each of our markets.

Market/ County	# of Offices	Total Loans[4]	Total Deposits[4]	Market Share (%)[5]	Population[6]	Population Growth (%)[7]	Employment Growth (%)[8]	Unemployment Rate (%)[9]

South Georgia
Lowndes	4	$179,001	$238,829	18.2	95,787	4.0	1.8	4.1
Cook	1	9,248	39,053	21.8	16,255	3.1	2.5	5.7
Decatur	3	42,650	92,851	31.4	28,615	1.3	2.2	6.0
Grady	1	12,923	18,511	7.5	24,280	2.6	2.3	4.1
Appling	1	24,606	40,544	25.7	17,966	3.2	2.1	5.6
Jeff Davis	1	8,138	39,500	24.3	12,820	1.1	2.4	5.7
Bulloch	2	45,809	61,431	7.1	60,344	7.8	2.7	4.2
		$322,375	$530,719
North Georgia
Henry	2	$206,467	$81,804	3.0	159,506	33.6	1.9	5.3
Hall	1	80,219	23,775	0.7	160,925	15.5	2.1	4.1
Clarke	1	41,904	755	-	103,951	2.4	1.8	4.0
Cobb	1	25,098	3,739	-	654,005	7.6	1.9	4.5
Gwinnett	1	-	-	-	700,794	19.1	1.9	4.4
		$353,688	$110,073
Florida
Marion	1	$10,742	$125,579	2.4	291,322	12.5	3.6	3.2
St. Johns	1	52,605	673	-	152,473	23.8	3.6	2.7
		$63,347	$126,252

Employees
On December 31, 2005, we had a total of 286 full-time and 28 part-time employees. We consider our relationship with our employees to be excellent. We offer a competitive compensation and benefits package to our employees.

Attracting and retaining excellent employees is important to us. We face strong competition for experienced production, support, and managerial talents. On the production side, we were fortunate to hire 16 new lenders, or 25% of our total production staff, during 2005. However, six lenders (9% turnover) left us during 2005 for various reasons. We also hired 83 administrative, service, and support personnel to our existing staff during 2005, and as with most financial institutions, we had higher turnover (71 departures, or 28%) in the non-lending staff during the year. We were able to attract two executive officers and several key senior officers during 2005. We believe that the additional depth of talent and managerial experience should benefit us in the future.

____________________________
[4]
Dollar amounts are presented in thousands as of December 31, 2005. Amounts exclude $13.5 million in loans and $48.6 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

[5]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2005.
[6]	Estimated July 1, 2004 population provided by the U.S. Census Bureau.
[7]	Estimated percentage population change from April 1, 2000 to July 1, 2004 provided by the U.S. Census Bureau.
[8]
Total employment growth (not seasonally adjusted) for the Fourth Quarter 2005 Year-To-Date percentage change from the prior year’s Year-To-Date data provided by the Bureau of Labor Statistics Household Survey.

[9]	Unemployment rate (not seasonally adjusted) for the Fourth Quarter 2005 provided by the Bureau of Labor Statistics.

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

During 2005, PAB paid $.475 per share in aggregate dividends to its stockholders. At December 31, 2005, the Bank could declare approximately $19.9 million in dividends to PAB without further regulatory approval.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2005, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 12.4% and 11.1%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 2005 was 9.21%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

At December 31, 2005, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

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

Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”) the Bank, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. The Bank received satisfactory ratings in its CRA examinations.

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

USA Patriot Act of 2001
In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001. The Patriot Act impacts financial institutions in particular through its anti-money laundering and financial transparency laws. The Patriot Act amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control to establish regulations which, among others, set standards for identifying customers who open an account and promoting cooperation with law enforcement agencies and regulators in order to effectively identify parties that may be associated with, or involved in, terrorist activities or money laundering.

On March 2, 2006, Congress passed the USA Patriot Act Improvement and Reauthorization Act of 2005. This act reauthorized all provisions of the Patriot Act that would otherwise have expired, made 14 of the 16 sunsetting provisions permanent, and extended the sunset period of the remaining two for an additional four years.

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

Check 21
On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

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

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

ITEM 1A.	RISK FACTORS

Our business is subject to certain risks, including those described below. The risks below do not describe all risks applicable to our business and are intended only as a summary of certain material factors that affect our operations in our industry and markets.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K, including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We face strong competition from other financial services providers.
We operate in a highly competitive market for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints and some have lower cost structures. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market.

Our business is subject to the success of the economic conditions of the United States and the markets in which we operate.
The success of our business and earnings is affected by general business and economic conditions in the United States and our market areas, particularly the Georgia counties of Lowndes, Cook, Decatur, Appling, Bulloch, Jeff Davis, Grady, Henry, Hall, Clarke, Cobb and Gwinnett and the Florida counties of Marion and St. Johns. If the communities in which we operate do not grow as anticipated or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively impacted. An economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes either nationally or locally could decrease the demand for loans and our other products and services and increase the number of customers who fail to pay interest or principal on their loans. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2005, approximately 90% of our total loans were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Our recent operating results may not be indicative of our future operating results.
We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In the future, we may not have the benefit of a favorable interest rate environment or a strong real estate market. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.
Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Lowndes, Cook, Decatur, Appling, Bulloch, Jeff Davis, Grady, Henry, Hall, Clarke, Cobb and Gwinnett and the Florida counties of Marion and St. Johns, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.
Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume, delinquencies and non-accruals, national and local economic conditions and other pertinent information. However, those established loan loss reserves may prove insufficient. If we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance may increase our cost of funds.

Departures of our key personnel may harm our ability to operate successfully.
Our success has been and continues to be largely dependent upon the services of our senior management team, including our senior loan officers, and our board of directors, many of whom have significant relationships with our customers. Our continued success will depend, to a significant extent, on the continued service of these key personnel. The prolonged unavailability or the unexpected loss of any of them could have an adverse effect on our financial condition and results of operations. We cannot be assured of the continued service of our senior management team or our board of directors with us.

We may face risks with respect to the future expansion of our business.
As we expand our business in the future into new and emerging markets, we may also consider and enter into new line of business or offer new products or services. Such expansion involves risks, including:

•	entry into new markets where we lack experience;
•	the introduction of new products or services into our business with which we lack experience;
•	the time and cost associated with identifying and evaluating potential markets, products and services, hiring experienced local management and opening new offices;
•	potential time lags between preparatory activities and the generation of sufficient assets and deposits to support the costs of expansion; and
•	the estimates and judgments used to evaluate market risks with respect to new markets, products and services may not be accurate.

Future growth may require us to raise additional capital, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will continue to satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. Accordingly, we cannot ensure our ability to raise additional capital if needed on favorable terms. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq, that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

The monetary policies and laws of the United States, including interest rate policies of the Federal Reserve Board, could affect our earnings.
The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and our return on those loans and investments, both of which affect our net interest margin. They can also materially affect the value of financial instruments we hold. Changes in interest rates by the Federal Reserve may affect our level of interest income and interest expense. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income. In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which are a major component of our loan portfolio.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Changes in Federal Reserve Board policies and laws are beyond our control and hard to predict.

Fluctuations in our expenses and other costs may hurt our financial results.
Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, we must successfully manage such expenses. As our business develops, changes or expands, additional expenses can arise.

We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.
If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Various domestic or international military or terrorist activities or conflicts could affect our business and financial condition.
Acts or threats of war or terrorism, actions taken by the United States or other governments in response to such acts or threats could negatively affect business and economic conditions in the United States. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and results of operations could be adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including war in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that we cannot predict.

Our directors and executive officers own a significant portion of our common stock.
Our directors and executive officers, as a group, beneficially owned approximately 25% of our outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

The trading volume in our common stock has been low, and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.
The trading volume in our common stock on the Nasdaq National Market and, prior to November 1, 2005, on the American Stock Exchange, has been relatively low when compared with larger companies listed on the Nasdaq National Market or the stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends.
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our bank subsidiaries to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends that are applicable to Georgia banks and banks that are regulated by the Federal Reserve. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We currently operate 17 bank branches, four loan production offices, an operations center, an executive office suite, and an administrative building. With the exception of one branch office in Ocala, Florida and one branch office in Stockbridge, Georgia, we own all of the real property and/or buildings in which our bank branch offices are located. The Ocala office is under a five-year operating lease that expires in December 2008. The Stockbridge office is under a five-year operating lease that expires in May 2009. We own the real property where our Snellville, Georgia loan production office is located. The other three loan production offices and a 1,550 square-foot executive office suite in McDonough, Georgia are located in leased office space. In addition, we own a three-story, 10,000 square-foot administrative building, which houses our corporate offices, and a 12,000 square-foot operations center in Valdosta, Georgia. All of the properties are in a good state of repair and are appropriately designed for the purposes for which they are used.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on NASDAQ under the symbol “PABK” since November 1, 2005. From July 9, 1996 to October 31, 2005, our common stock was listed for quotation on the American Stock Exchange (“AMEX”) under the symbol “PAB”. On February 28, 2006, there were 2,239 holders of record of our common stock.

Our ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. Our ability to generate liquid assets for distribution is primarily dependent on the ability of the Bank to pay dividends up to the parent holding company. The payment of dividends is an integral part of our goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to our stockholders. When possible, it is our current intent to pay out 35-45% of our net earnings in the form of cash dividends to our stockholders on a quarterly basis; however, there is no assurance that we will do so in the future.

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock, the cash dividends declared, and the diluted earnings per share.

	Sales Price
Calendar Period	High	Low	Dividends	Earnings
2004
First Quarter	$15.80	$12.65	$0.07	$0.22
Second Quarter	14.15	11.44	0.07	0.22
Third Quarter	13.00	11.83	0.10	0.21
Fourth Quarter	13.75	12.90	0.10	0.23
2005
First Quarter	$14.50	$13.11	$0.11	$0.26
Second Quarter	15.70	14.03	0.12	0.32
Third Quarter	17.25	15.38	0.12	0.36
Fourth Quarter	18.65	15.45	0.125	0.34

Stock Buyback Plan
A summary of our purchases of PAB common stock during the fourth quarter ended December 31, 2005 follows.

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
October	17,000	$15.71	17,000	383,000
November	35,778	17.99	35,778	347,222
December	17,013	18.10	17,013	330,209
Total	69,791	$17.46	69,791	330,209

[1]	On May 25, 2005, the Board of Directors renewed its annual plan to purchase up to 400,000 shares of the Company's common stock over a 12 month period.

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data for PAB. This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

(In thousands, except per share and other data)	2005	2004	2003	2002	2001
Summary of Operations:
Interest income	$59,371	$40,597	$40,040	$48,079	$62,715
Interest expense	20,398	10,624	12,467	19,989	35,600
Net interest income	38,973	29,973	27,573	28,090	27,115
Provision for loan losses	1,189	600	-	2,575	12,220
Other income	5,813	6,344	8,616	8,013	11,923
Other expense	24,778	23,055	25,702	24,368	26,921
Income (loss) before income tax expense	18,819	12,662	10,487	9,160	(103)
Income tax expense (benefit)	6,366	4,144	3,361	2,813	(251)
Net income	$12,453	$8,518	$7,126	$6,347	$148
Net interest income on a taxable-equivalent basis	$39,195	$30,148	$27,759	$28,225	$27,216
Selected Average Balances:
Total assets	$948,457	$765,016	$736,367	$779,958	$847,100
Earning assets	890,337	704,345	675,718	719,352	780,120
Loans	706,052	569,858	540,787	586,712	616,156
Deposits	741,409	575,767	576,871	641,448	694,219
Stockholders’ equity	85,431	74,227	74,229	67,975	72,268
Selected Year End Balances:
Total assets	$1,017,326	$868,975	$730,741	$747,911	$859,143
Earning assets	957,918	808,886	666,488	683,456	790,546
Loans	752,938	646,149	538,644	555,238	637,825
Allowance for loan losses	11,079	9,066	10,139	12,097	15,765
Deposits	815,681	657,550	556,917	606,730	720,398
Stockholders’ equity	87,001	81,000	76,062	71,265	65,372
Common Share Data:
Outstanding at year end	9,469,017	9,495,320	9,484,660	9,430,413	9,409,913
Weighted average outstanding	9,514,775	9,499,709	9,476,158	9,426,761	9,482,709
Diluted weighted average outstanding	9,686,894	9,642,065	9,686,617	9,459,768	9,550,080
Per Share Ratios:
Net income - basic	$1.31	$0.89	$0.75	$0.67	$0.02
Net income - diluted	1.28	0.88	0.74	0.67	0.02
Dividends declared	0.475	0.34	0.18	0.11	0.44
Book value	9.19	8.53	8.02	7.56	6.95
Profitability Ratios:
Return on average assets	1.31%	1.11%	0.97%	0.81%	0.02%
Return on average equity	14.58%	10.71%	9.60%	9.34%	0.20%
Net interest margin	4.40%	4.28%	4.11%	3.92%	3.49%
Efficiency ratio	54.94%	63.18%	68.90%	67.04%	74.02%
Liquidity Ratios:
Total loans to total deposits	92.31%	98.27%	96.72%	91.51%	88.54%
Average loans to average earning assets	79.30%	80.91%	80.03%	81.56%	78.98%
Noninterest-bearing deposits to total deposits	13.23%	15.15%	17.04%	14.45%	11.31%
Capital Adequacy Ratios:
Average equity to average assets	9.01%	10.39%	10.08%	8.72%	8.53%
Dividend payout ratio	36.29%	37.93%	23.89%	16.39%	2855.42%
Asset Quality Ratios:
Net charge-offs to average loans	-0.12%	0.29%	0.36%	1.06%	0.75%
Nonperforming loans to total loans	1.04%	0.54%	1.53%	2.09%	1.91%
Nonperforming assets to total assets	0.78%	0.40%	1.75%	1.72%	1.57%
Allowance for loan losses to total loans	1.47%	1.40%	1.88%	2.18%	2.47%
Allowance for loan losses to nonperforming loans	140.98%	261.04%	123.41%	104.33%	129.44%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW OF KEY FINANCIAL, STRATEGIC AND PERFORMANCE FACTORS

Our operating subsidiary, The Park Avenue Bank, is a $1.02 billion community bank with 17 branches and four loan production offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan communities. We provide traditional banking products and services to both commercial and individual customers in our markets. For additional information on our markets, see the “Markets and Competition” section in Part I of this Report. As a bank, we operate in a highly regulated and competitive environment. Our primary objective is to increase the return on our stockholders' investment by accepting deposits and borrowing additional funds as needed at low costs and investing those proceeds in a safe and sound manner in loans and investments at a higher yield. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

Our future success is dependent on our ability to effectively execute our de novo branching strategy, attract and retain excellent employees, utilize technology and support components efficiently, and keep our focus on sales and service.

We posted record earnings in 2005. Our net income increased 46.2% from $8.52 million in 2004 to $12.45 million in 2005. Our diluted earnings per share increased 45.5% from $0.88 in 2004 to $1.28 in 2005. Our total revenues (which is net interest income plus noninterest income) increased 23.3% from $36.32 million in 2004 to $44.79 million in 2005. Our return on average assets (“ROA”) and return on average equity (“ROE”) for 2005 was 1.31% and 14.58%, respectively, both an increase compared to the 1.11% ROA and 10.71% ROE posted in 2004. The primary reasons for our improved profitability are outlined in the section titled “Results of Operations” below. The following table summarizes our net income, diluted earnings per share (“EPS”), ROA, and ROE for the past five years.

Year	Net Income	EPS	ROA	ROE
	(In Thousands)
2001	$148	$0.02	0.02%	0.20%
2002	6,347	0.67	0.81%	9.34%
2003	7,126	0.74	0.97%	9.60%
2004	8,518	0.88	1.11%	10.71%
2005	12,453	1.28	1.31%	14.58%

For the first time in our Company's history, we surpassed the billion-dollar threshold in total assets in 2005. We achieved double-digit asset growth for six consecutive quarters to reach this milestone. Total assets increased 17.1% from $868.9 million at the end of 2004 to $1,017.3 million at the end of 2005.

In 2005, our total loans increased $106.8 million, or 16.5%, from $646.1 million at December 31, 2004 to $752.9 million at December 31, 2005. This loan growth was consistent across all of our markets, as loans in our South Georgia market increased 12.5%, loans in our North Georgia market increased 26.7% and loans in our Florida market increased 16.6%.

The majority of our loan growth was in construction and development lending. Our construction and development loan portfolio increased $101.2 million, or 61.0%, from $166.9 million at December 31, 2004 to $268.6 million at December 31, 2005. As a percentage of total loans, this portfolio increased from 25.8% at the end of 2004 to 35.7% at the end of 2005.

Loan growth, combined with our desire to limit our reliance on borrowings from other funding sources, generated the need to grow deposits. We were successful at increasing deposits in eight out of the ten counties where we had deposit branches in 2005. The total increase in deposits for 2005 was $158.1 million, or 24.0%. We increased interest bearing demand and savings $59.3 million, or 26.4%. Time deposits grew $90.6 million, or 27.2%, net of a reduction in brokered deposits of $4.8 million.

A breakdown of loans and deposits as of December 31, 2005 and 2004 and the percentage of net growth (or contraction) in 2005 for each market is provided in the table below.

Market/	# of	Total Loans			Total Deposits
County	Offices	2005	2004	% Chg	2005	2004	% Chg
		(Dollars in Thousands)
South Georgia
Lowndes	4	$179,001	$134,138	33.4	$238,829	$200,034	19.4
Cook	1	9,248	10,321	(10.4)	39,053	35,497	10.0
Decatur	3	42,650	48,697	(12.4)	92,851	96,644	(3.9)
Grady	1	12,923	13,867	(6.8)	18,511	11,231	64.8
Appling	1	24,606	29,950	(17.8)	40,544	42,979	(5.7)
Jeff Davis	1	8,138	8,453	(3.7)	39,500	35,747	10.5
Bulloch	2	45,809	40,995	11.7	61,431	57,514	6.8
		$322,375	$286,421	12.6	$530,719	$479,646	10.6
North Georgia
Henry	2	$206,467	$186,628	10.6	$81,804	$28,311	188.9
Hall	1	80,219	75,773	5.9	23,775	11,983	98.4
Clarke	1	41,904	16,826	149.0	755	-	-
Cobb	1	25,098	-	-	3,739	-	-
Gwinnett	1	-	-	-	-	-	-
		$353,688	$279,227	26.7	$110,073	$40,294	173.2
Florida
Marion	1	$10,742	$14,751	(27.2)	$125,579	$79,503	58.0
St. Johns	1	52,605	39,564	33.0	673	4,704	(85.7)
		$63,347	$54,315	16.6	$126,252	$84,207	49.9
Treasury	-	$13,528	$26,186	(48.3)	$48,637	$53,403	(8.9)

Total		$752,938	$646,149	16.5	$815,681	$657,550	24.0

In 2005, we opened loan production offices in Cobb and Gwinnett Counties located in the Atlanta MSA. We intend to continue to expand our presence in the higher growth markets in North Georgia and Florida, seek opportunities to enter new growth markets, and recapture lost market share in our South Georgia markets.

Total stockholders’ equity increased $6.0 million, or 7.4%, during 2005. Equity was increased primarily from the contribution of $12.5 million from 2005 earnings net of $4.5 million in dividends paid. As a percentage of total assets, equity represented 8.6% at end of 2005, compared to 9.3% at the beginning of 2005, as the pace of asset growth exceeded the net increase in equity.

Asset Quality Issues in 2001
To truly appreciate the Company's accomplishments of 2005 and 2004, one must understand what we endured in preceeding years. A summary of the events in 2001 and our subsequent progression follows.

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

Without the loan demand, we had to reduce our level of rate-sensitive deposits in order to stabilize our earnings. From the third quarter of 2001 to the third quarter of 2004, our quarterly average balance of time deposits declined $192.1 million, or 43.2%. During the same period of time, our quarterly average balance of demand and savings deposit accounts increased $67.1 million, or 27.6%, as we focused on retaining and attracting core, in-market customer relationships. We realize that some portion of that increase is possibly the result of our customers temporarily “parking” their excess liquidity due to lower interest rates and an overall lack of investment and capital spending in the economy during this period of time.

The table below shows our total loans and deposits at the end of each quarter since the end of the third quarter of 2001 as well as our net interest income and net interest margin for each of those quarters.

Quarter Ended	Loans	Deposits	Net Interest Income*	Net Interest Margin*
	(Dollars In Thousands)
09/30/01	$644,101	$709,130	$6,602	3.36%
12/31/01	637,825	720,398	6,686	3.32%
03/31/02	607,707	672,337	6,946	3.67%
06/30/02	590,344	628,927	6,993	3.89%
09/30/02	553,458	615,415	7,032	3.98%
12/31/02	555,238	606,730	7,254	4.18%
03/31/03	547,785	587,719	6,867	4.15%
06/30/03	529,230	573,230	6,866	4.13%
09/30/03	531,551	563,412	6,968	4.02%
12/31/03	538,644	556,917	7,058	4.14%
03/31/04	549,149	556,853	7,202	4.34%
06/30/04	554,524	565,613	7,214	4.28%
09/30/04	600,450	575,775	7,760	4.35%
12/31/04	646,149	657,550	7,971	4.15%
03/31/05	679,608	701,041	8,615	4.19%
06/30/05	719,634	726,921	9,648	4.49%
09/30/05	731,545	787,664	10,284	4.45%
12/31/05	752,938	815,681	10,648	4.45%
* shown on a taxable-equivalent basis

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

From June 2004 to December 2005, the Federal Open Market Committee of the Federal Reserve increased the federal funds rate thirteen consecutive times, in 25 basis point increments, from 1.00% to 4.25%. Being in an asset-sensitive interest rate position on our balance sheet (our earning assets reprice more frequently than our rate-sensitive liabilities), we have benefited during this period of rising interest rates. Conversely, all other factors remaining unchanged, we would expect our earnings to decrease from current levels in a declining interest rate environment. We discuss our interest rate risk in further detail in Item 7A. Below, we have summarized the impact that changes in interest rates and changes in our balance sheet have had on our earnings over the past three years.

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

For the Years Ended December 31,	2005 vs. 2004			2004 vs. 2003
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars In Thousands)
Increase (decrease) in income from earning assets:
Loans	$16,709	$8,321	$8,388	$79	$(1,803)	$1,882
Taxable securities	558	137	421	489	432	57
Nontaxable securities	121	(7)	128	(32)	(18)	(14)
Other short-term investments	1,433	908	525	10	28	(18)
Total interest income	18,821	9,359	9,462	546	(1,361)	1,907

Increase (decrease) in expense from interest-bearing liabilities:
Demand deposits	2,163	1,936	227	(204)	(257)	53
Savings deposits	79	79	-	(47)	(66)	19
Time deposits	6,048	2,932	3,116	(1,766)	(1,293)	(473)
FHLB advances	1,518	836	682	64	(678)	742
Notes payable	172	172	-	62	46	16
Other short-term borrowings	(206)	34	(240)	48	23	25
Total interest expense	9,774	5,989	3,785	(1,843)	(2,225)	382

Net interest income	$9,047	$3,370	$5,677	$2,389	$864	$1,525

Average Balances, Interest and Yields
The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for each of the last three years. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate in 2005 and a 34% Federal tax rate for 2004 and 2003. Loan average balances include loans on nonaccrual status. Other short-term investments include federal funds sold and interest-bearing deposits in other banks.

For the Years Ended December 31,	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
ASSETS
Interest-earning assets:
Loans	$706,052	$51,805	7.34%	$569,858	$35,096	6.16%	$540,787	$35,017	6.48%
Investment securities:
Taxable	125,491	5,581	4.45%	115,781	5,023	4.34%	114,343	4,534	3.96%
Nontaxable	10,802	635	5.88%	8,645	514	5.95%	8,875	546	6.15%
Other short-term investments	47,992	1,572	3.28%	10,061	139	1.38%	11,713	129	1.10%
Total interest-earning assets	890,337	59,593	6.69%	704,345	40,772	5.79%	675,718	40,226	5.95%

Noninterest-earning assets:
Cash	21,688			20,258			20,629
Allowance for loan losses	(10,283)			(9,586)			(11,146)
Unrealized gain (loss) on securities available for sale	(930)			(352)			675
Other assets	47,645			50,351			50,491
Total assets	$948,457			$765,016			$736,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$206,418	$3,363	1.63%	$173,555	$1,200	0.69%	$167,215	$1,404	0.84%
Savings deposits	42,154	313	0.74%	42,137	234	0.56%	39,445	281	0.71%
Time deposits	386,137	12,800	3.31%	264,216	6,752	2.56%	279,767	8,518	3.04%
FHLB advances	96,467	3,053	3.16%	66,787	1,535	2.30%	44,387	1,471	3.31%
Notes payable	10,310	739	7.17%	10,310	567	5.50%	10,000	505	5.05%
Other short-term borrowings	7,868	130	1.65%	27,408	336	1.23%	25,243	288	1.14%
Total interest-bearing liabilities	749,354	20,398	2.72%	584,413	10,624	1.82%	566,057	12,467	2.20%

Noninterest-bearing liabilities and stockholders' equity:
Demand deposits	106,700			95,859			90,444
Other liabilities	6,972			5,245			5,637
Stockholders' equity	85,431			79,499			74,229
Total liabilities and stockholders' equity	$948,457			$765,016			$736,367

Interest rate spread			3.97%			3.97%			3.75%

Net interest income		$39,195			$30,148			$27,759

Net interest margin			4.40%			4.28%			4.11%

Investment Portfolio

The book value of investment securities at the indicated dates are presented below. Changes in the mix of our investment portfolio will vary over time in response to changes in market conditions and liquidity needs of the Bank.

As of December 31,	2005	2004	2003
	(Dollars in Thousands)
U. S. Government agency securities	$70,635	$52,519	$57,328
State and municipal securities	14,063	8,738	9,400
Mortgage-backed securities	59,858	54,997	50,296
Corporate debt securities	3,580	4,318	4,354
Equity securities	9,319	8,112	5,447
	$157,455	$128,684	$126,825

At December 31, 2005, the estimated fair market value of our investment portfolio was approximately $1,868,000, or 1.17%, below our amortized cost; however, market values may fluctuate significantly as interest rates change.

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

The following table shows the maturities of non-equity investment securities at December 31, 2005 and the weighted-average yields (on a fully taxable basis assuming a 35% tax rate) on such securities. The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds. Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties. Of the investments in U.S. Government agency securities maturing after one year, approximately $25.3 million, or 38%, are potentially callable at par value within one year.

	U.S. Government Agency Securities		State and Municipal Securities		Mortgage-Backed Securities		Corporate Debt Securities
As of December 31, 2005	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Due in one year or less	$3,407	4.40%	$355	4.44%	$-	-	$-	-
Due after one year through five years	24,083	4.62%	5,948	4.95%	55,229	4.33%	2,033	6.60%
Due after five years through ten years	27,554	4.68%	4,552	5.69%	4,629	4.70%	1,547	6.00%
Due after ten years	15,591	5.56%	3,208	6.26%	-	-	-	-
Total	$70,635	4.84%	$14,063	5.48%	$59,858	4.36%	$3,580	6.34%

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

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Commercial and financial	$50,860	$59,703	$53,849	$62,653	$80,493
Agricultural (including loans secured by farmland)	55,830	26,704	24,071	21,777	26,428
Real estate - construction	268,629	166,854	100,150	83,836	63,486
Real estate - commercial	231,601	239,032	203,465	193,298	205,354
Real estate - residential	127,326	136,190	128,539	145,470	185,308
Installment loans to individuals and other	20,380	19,552	29,366	48,934	64,806
	754,626	648,035	539,440	555,461	638,201
Deferred loan fees and unearned interest, net	(1,688)	(1,886)	(796)	(223)	(376)
	752,938	646,149	538,644	555,238	637,825
Allowance for loans losses	(11,079)	(9,066)	(10,139)	(12,097)	(15,765)
Loans, net	$741,859	$637,083	$528,505	$543,141	$622,060

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2005	2004	2003	2002	2001

Commercial and financial	6.75%	9.24%	10.00%	11.28%	14.46%
Agricultural (including loans secured by farmland)	7.41%	4.13%	4.47%	3.92%	3.95%
Real estate - construction	35.68%	25.82%	18.59%	15.10%	10.15%
Real estate - commercial	30.76%	36.99%	37.78%	34.82%	32.20%
Real estate - residential	16.91%	21.08%	23.86%	26.20%	29.05%
Installment loans to individuals and other	2.71%	3.03%	5.45%	8.72%	10.25%
	100.22%	100.29%	100.15%	100.04%	100.06%
Deferred loan fees and unearned interest, net	-0.22%	-0.29%	-0.15%	-0.04%	-0.06%
	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loans losses	-1.47%	-1.40%	-1.88%	-2.18%	-2.47%
Loans, net	98.53%	98.60%	98.12%	97.82%	97.53%

Overall, the loan portfolio increased $106.8 million, or 16.5%, from $646.1 million at the beginning of the year to $752.9 million at year end. In 2005, the composition of the loan portfolio continued to shift as loans secured by real estate increased to represent 90.37% of the total portfolio at the end of 2005 from 86.76% at the end of 2004 and 82.99% at the end of 2003. At the end of 2001, Installment loans to individuals represented 10.25% of our loan portfolio, while it only represented 2.71% of our portfolio at the end of 2005. Commercial and financial loans decreased from 14.46% of our portfolio to 6.75% of our portfolio during that same time. Residential real estate mortgages decreased from 29.05% of our portfolio in 2001 to 16.91% of our portfolio in 2005.

Our residential construction and land development loans increased from 10.15% of our portfolio in 2001 to 35.68% of our portfolio in 2005. Growth in all of our markets contributed to the $101.8 million increase in real estate construction loans; however, the majority of our construction and development loans are in our North Georgia market. Of the $268.6 million in construction and development loans outstanding at the end of 2005, $142.9 million, or 53.1%, originated in our Henry County offices.

Because we have a significant concentration in construction and development loans and commercial real estate loans we must monitor and estimate trends in our real estate markets. We will adjust our strategies or underwriting requirements in an effort to manage the risks associated with these types of lending. Below is a table showing the collateral distribution of our construction and commercial real estate loans as of December 31, 2005.

	Construction	% of Total		Commercial	% of Total
	(Dollars in Thousands)
Acquisition and Development:			Owner-occupied:
1-4 family residential	$116,799	43.48%	Office	$41,254	17.81%
Commercial and multi-family	73,748	27.45%	Retail	30,329	13.10%
Construction:			Other	44,971	19.41%
1-4 family residential spec	26,135	9.73%	Not owner-occupied:
1-4 family residential pre-sold	7,086	2.64%	Office	17,407	7.51%
1-4 family residential other	9,850	3.67%	Retail	19,167	8.28%
Commercial owner-occupied	13,551	5.04%	Other	14,487	6.26%
Commercial not owner-occupied	10,008	3.73%	Other:
Hotel/motel	1,371	0.51%	Hotel/motel	17,812	7.69%
Industrial	483	0.18%	Industrial	2,082	0.90%
Multi-family properties	8,641	3.22%	Multi-family properties	12,774	5.52%
Special purpose property	735	0.27%	Special purpose property	30,574	13.20%
Other	222	0.08%	Other	744	0.32%
Total Construction and Development	$268,629	100.00%	Total Commercial Real Estate	$231,601	100.00%

A summary of loans from each market outstanding at December 31, 2005 is presented in the following table.

	South Georgia Market	North Georgia Market	Florida Market	Treasury	Total
	(Dollars in Thousands)
Commercial and financial	$33,425	$13,112	$4,241	$82	$50,860
Agricultural (including loans secured by farmland)	47,137	5,950	2,743	-	55,830
Real estate - construction	45,169	187,053	36,279	128	268,629
Real estate - commercial	86,018	119,726	16,006	9,851	231,601
Real estate - residential	93,825	27,204	4,735	1,562	127,326
Installment loans to individuals and others	16,941	1,396	143	1,900	20,380
	322,515	354,441	64,147	13,523	754,626
Deferred loan fees and unearned interest, net	(140)	(753)	(800)	5	(1,688)
	322,375	353,688	63,347	13,528	752,938
Allowance for loan losses	(4,436)	(5,377)	(848)	(418)	(11,079)
	$317,939	$348,311	$62,499	$13,110	$741,859

In addition to the geographic concentrations noted in the tables above, we had approximately $52.1 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

In 2005, loans in our North Georgia market increased 26.7% and loans in our Florida market increased 16.64%. While these are relatively new markets for us and some level of growth is expected, the growth that we have experienced from these markets is attributed to the addition of experienced lenders with contacts in these markets, and strong local economic activity. Our ability to continue to grow in these markets is dependent upon a continuation of these favorable attributes.

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

As of December 31, 2005	Commercial & Financial	Agricultural	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	All Other Loans	Total
	(Dollars in Thousands)
Due in one year or less	$29,954	$40,323	$194,502	$48,171	$36,383	$11,469	$360,802
Due after one year through five years	19,735	13,089	72,510	137,122	57,360	7,466	307,282
Due after five years	1,171	2,418	1,617	46,308	33,583	1,445	86,542
Total	$50,860	$55,830	$268,629	$231,601	$127,326	$20,380	$754,626

Of the above loans maturing after one year, those with predetermined fixed rates	$8,573	$5,860	$11,163	$87,325	$42,127	$6,918	$161,966
those with floating or adjustable rates	12,333	9,647	62,964	96,105	48,816	1,993	231,858
Total maturing after one year	$20,906	$15,507	$74,127	$183,430	$90,943	$8,911	$393,824

While we make some long-term, fixed rate commercial real estate loans with interest rates near 40 year lows, we have a preference to offer loans to our commercial customers on a floating rate basis, usually tied to a prime interest rate. This preference has contributed to our asset-sensitive interest rate risk position. At December 31, 2005, approximately 71% of our loan portfolio will either mature or reprice within the next 12 months.

Nonaccrual, Past Due and Restructured Loans
The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

As of December 31,	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$7,856	$1,417	$7,048	$10,378	$10,581
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	2	11	-	-	1,598
Troubled debt restructurings not included above	-	2,045	1,168	1,217	-
Other impaired loans	-	-	-	-	-
Total nonperforming loans	$7,858	$3,473	$8,216	$11,595	$12,179

Ratio of nonperforming loans to total loans (%)	1.04	0.54	1.53	2.09	1.91

Allowance for loan losses to nonperforming loans (%)	140.99	261.04	123.41	104.33	129.44

During the first quarter of 2005, a commercial real estate loan relationship was placed on nonaccrual status which had an outstanding principal balance equal to $6.96 million, or 88% of our total nonperforming assets as of December 31, 2005. We believe that the value of the collateral securing the loans with this relationship is adequate, and we are working with a receiver and the borrower to market the collateral in an effort to repay those loans. Excluding this one impaired loan relationship, our nonperforming loans would have totaled $895,000, or 0.12% of total loans as of December 31, 2005.

At December 31, 2005, we had $1.29 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 0.17% of total loans, representing an improvement from 0.54% one year ago.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured. All interest accrued for loans that are placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received or until the loan is returned to accrual status. For the year ended December 31, 2005, the gross interest income that would have been recorded if our nonperforming loans had been current in accordance with their original terms was approximately $412,000. The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2005 was approximately $13,000. The allowance for loan losses related to our nonperforming loans amounted to approximately $1.2 million and $510,000 at December 31, 2005 and 2004, respectively, due to an increase in specific reserves on loans individually evaluated for impairment.

Allowance For Loan Losses

At December 31, 2005, the allowance as a percentage of total loans was 1.47%, compared to 1.40% at December 31, 2004. We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral. The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio. Their assessments are supplemented with independent reviews conducted by our internal audit department and external loan review consultants. All loans in excess of $100,000 that have been identified for potential credit weakness are reviewed quarterly by a management committee, which further enhances the process for timely recognition of losses and for determining appropriate reserves.

We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. We perform an allowance analysis at least quarterly that is broken down into the following three components: (1) specific allowances for individual loans, (2) allowances for pools of loans identified by credit risk grades or delinquency status, and (3) general allowances for all other loans pooled by loan type. A management committee has the responsibility for assessing the risk elements, determining the specific allowance valuations, and affirming the methodology used. The Board of Directors reviews management’s assessment and affirms the amount recorded.

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by Financial Accounting Standards Board (“FASB”) Statement No. 114, Accounting by Creditors for Impairment of a Loan. Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment. A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired. If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values. At December 31, 2005, we had $1.16 million in specific reserves on $7.28 million in individually evaluated impaired and other significant potential problem loans. This is an increase from the $1.08 million in specific reserves on $7.46 million in individually evaluated loans at December 31, 2004.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 day or more. The allowance factors are based on industry standards and supported by our own historical loss analysis. At December 31, 2005, we had $2.78 million in general reserves allocated to $74.0 million rated and delinquent loans. This is a slight decrease from the $2.79 million reserved on a lower balance of $67.5 million rated and delinquent loans at December 31, 2004. We had an improvement in the more severe internal loan rating categories over the past 12 months.

The third component of the allowance addresses general allowances on all loans not individually reserved due to impairment, rating or delinquency status. These loans are divided into smaller homogenous groups based on loan type. The allowances are determined by applying loss factors to each pool of loans with similar characteristics. The factors used are based on the three-year historical loss percentages for each pool adjusted by current known and documented internal and external environmental factors. The environmental factors considered in developing our loss measurements include:

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment. At December 31, 2005, we had $6.49 million in general reserves compared to $5.19 million one year ago. This 25.3% increase in the general reserve over last year is primarily due to loan growth and additional caution taken into consideration for our increased concentration in construction and development lending.

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

As of December 31,	2005		2004		2003		2002		2001
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in Thousands)
Commercial and financial	$2,670	6.7%	$1,167	8.9%	$1,570	9.8%	$1,063	11.3%	$2,119	14.4%

Agricultural (including loans secured by farmland)	323	7.4%	490	4.2%	741	4.5%	1,357	3.9%	760	3.9%
Real estate - construction	4,427	35.5%	2,211	25.8%	1,169	18.6%	1,293	15.1%	1,709	10.2%
Real estate - commercial	2,280	30.8%	3,514	37.0%	3,793	37.8%	4,741	34.8%	6,075	32.2%
Real estate - residential	208	16.9%	1,337	21.1%	1,557	23.9%	2,919	26.2%	2,859	29.1%
Consumer and other loans	512	2.7%	335	3.0%	548	5.4%	724	8.7%	1,329	10.2%
Unallocated	659		12		761		-		914
Total	$11,079	100.0%	$9,066	100.0%	$10,139	100.0%	$12,097	100.0%	$15,765	100.0%

Summary of Loan Loss Experience
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31,	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of year	$9,066	$10,139	$12,097	$15,765	$8,185
Charge-offs:
Commercial and financial	31	511	365	3,771	1,619
Agricultural (including loans secured by farmland)	-	24	890	6	-
Real estate - construction	-	-	9	-	2,001
Real estate - commercial	7	1,228	443	1,595	255
Real estate - residential	43	467	401	157	283
Installment loans to individuals and other loans	200	343	1,011	1,073	675
	281	2,573	3,119	6,602	4,833
Recoveries:
Commercial and financial	111	117	673	89	55
Agricultural (including loans secured by farmland)	247	151	14	6	-
Real estate - construction	-	-	-	-	-
Real estate - commercial	394	268	137	93	60
Real estate - residential	148	52	43	26	12
Installment loans to individuals and other loans	205	312	294	145	66
	1,105	900	1,161	359	193
Net charge-offs (recoveries)	(824)	1,673	1,958	6,243	4,640
Additions provided to the allowance charged to operations	1,189	600	-	2,575	12,220
Allowance for loan losses of acquired bank	-	-	-	-	-
Balance at end of year	$11,079	$9,066	$10,139	$12,097	$15,765

Average balance of loans outstanding	$706,052	$569,858	$540,787	$586,712	$616,156

Ratio of net charge-offs during the year to average loans outstanding during the year (%)	(0.12)	0.29	0.36	1.06	0.75

Deposits

The following table summarizes average deposits and related weighted average rates of interest paid for each of the three years presented.

	2005		2004		2003
For the Year Ended December 31,	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$106,700	-	$95,859	-	$90,444	-
Interest-bearing demand	206,418	1.63%	173,555	0.69%	167,215	0.84%
Savings	42,154	0.74%	42,137	0.56%	39,445	0.71%
Time	386,137	3.31%	264,216	2.56%	279,767	3.04%
Total	$741,409	2.22%	$575,767	1.42%	$576,871	1.77%

Our total deposit portfolio grew $158.1 million, or 24.1%, in 2005. Of this increase, $90.6 million of the growth is from time deposits. The average rate paid on time deposits increased 75 basis points from 2.56% in 2004 to 3.31% in 2005. While we have historically enjoyed a relatively low cost of funds from our core deposits, with the current rising rate environment and our plan to grow the balance sheet, we expect our cost of funds to continue to increase thus adding pressure to our ability to maintain our net interest margin at or near the level posted in 2005.

The maturities of time deposits as of December 31, 2005 are summarized below.

	Retail time deposits < $100,000	Retail time deposits > $100,000	Brokered time deposits > $100,000	Total time deposits
	(Dollars in Thousands)
Three months or less	$41,915	$16,584	$3,726	$62,225
Over three through six months	40,778	28,238	8,798	77,814
Over six months through twelve months	65,555	34,799	11,500	111,854
Over twelve months	102,003	51,657	18,085	171,745
Total	$250,251	$131,278	$42,109	$423,638

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

At December 31, 2005, our liquidity ratio was 21.44% and our net noncore funding dependency ratio was 23.61%. Our liquidity and funding policy provides that we maintain a liquidity position of greater than or equal to 15% and a net noncore funding dependency ratio of less than or equal to 25%.

Investment Portfolio
The Bank’s investment portfolio is another primary source of liquidity. Maturities of securities provide a constant flow of funds that are available for cash needs. In addition, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on Federal agency and state and municipals increase the forecasted cash flows from the investment portfolio. The following table summarizes the differences between the contractual maturities and the expected available cash flows from our non-equity investments.

As of December 31, 2005	Contractual Maturities	Expected Cash Flows	Difference
	(Dollars in Thousands)
Due in one year or less	$3,762	$16,650	$12,888
Due after one year through five years	87,293	83,251	(4,042)
Due after five years through ten years	38,282	40,099	1,817
Due after ten years	18,799	8,136	(10,663)
Total	$148,136	$148,136	$-

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits and certain borrowing arrangements. At December 31, 2005, approximately 60.4% of our $157.5 million investment portfolio was pledged as collateral to others.

Borrowings
As with most community banks, loan volume is the driver for the remainder of our balance sheet. With the strong loan demand, we commenced a campaign to increase deposits during the latter part of the third quarter of 2004. As a result of this successful campaign, we have been able to reduce our reliance on brokered deposits and other borrowings to fund our loan growth. Our brokered deposits decreased 10.4% from $47.0 million at December 31, 2004 to $42.1 million at December 31, 2005. We have also reduced our advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) by 9.05% from $99.0 million at December 31, 2004 to $90.0 million at December 31, 2005.

During 2003, we incurred a $1.44 million prepayment penalty to repay $14.5 million in FHLB advances that had a remaining average life to maturity of over five years. The average rate on these advances was 5.54%, or 434 basis points higher than the federal funds rate (at that time) that we paid for funds purchased to retire the advances.

On November 28, 2001, PAB Bankshares Capital Trust I (“PAB Trust”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”. We formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures issued by us. The interest rates on both the trust preferred securities and the debentures are reset semi-annually at LIBOR plus 3.75% (currently 8.42%) with a rate cap of 11.0% through December 8, 2006. We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust’s obligations under the trust preferred securities. PAB Trust’s sole asset is the debentures issued by us. The debentures will mature on December 8, 2031, but are callable at par at our option in whole or in part anytime after December 8, 2006. The proceeds from the issuance of the trust preferred securities qualify as Tier 1 Capital under the risk-based capital guidelines established by the Federal Reserve. In the fourth quarter of 2006, we intend to exercise our option to call these debentures using excess liquidity, proceeds from a new issue of trust preferred securities, or proceeds from other borrowings.

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

At December 31, 2005, we had $14.3 million in an available secured credit line with the FHLB and an additional $45.0 million in unsecured Fed Funds lines of credit available with correspondent banks.

Contractual Obligations
Summarized below are our contractual obligations as of December 31, 2005.

Contractual Obligations	Total	1 year or less	Over 1 to 3 years	Over 3 to 5 years	More than 5 years
	(Dollars in Thousands)
FHLB Advances	$90,044	$12,853	$1,212	$5,496	$70,483
Operating Lease Obligations	564	207	341	16	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$100,918	$13,060	$1,553	$5,512	$80,793

Off-Balance-Sheet Financing
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At December 31, 2005, we had outstanding commitments to extend credit through open lines of credit of approximately $144.7 million and outstanding standby letters of credit of approximately $9.8 million.

Commitments of Capital
In December 2005, we entered into an agreement to purchase 1.54 acres of land in Oconee County, Georgia, directly across the line from Athens-Clarke County, for $1.54 million. We plan to allocate $900,000 to build and furnish a full-service branch at this location in 2006. At year-end, we were also in the process of adding two additional ATM’s in the Valdosta market for a remaining cost of approximately $92,000.

Stockholders’ Equity
We are required to comply with capital adequacy standards established by our regulatory agencies. See the section titled “Capital Adequacy” under the caption “Supervision and Regulation” in Item 1 of this Report for more information on the regulatory capital adequacy standards.

The following table summarizes our consolidated regulatory capital ratios at December 31, 2005, 2004 and 2003.
	2005	2004	2003	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	12.4%	13.5%	15.1%	8.0%
Tier 1 Capital to Risk Weighted Assets	11.1%	12.2%	13.9%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.2%	10.4%	11.0%	4.0%

RESULTS OF OPERATIONS

Net Interest Income

The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. Our net interest income for 2005, on a tax equivalent basis, increased by $9,047,000, or 30.01%, over 2004. Interest income increased $18,821,000, or 46.24%, and interest expense increased by $9,774,000, or 92.0%, during 2005. The growth in interest income is the result of a $186.0 million higher average balance in our earning assets and a 90 basis point improvement in the average yield on earning assets during the year, from 5.79% in 2004 to 6.69% in 2005. The increase in interest expense is the result of a $164.9 million higher average balance in our interest-bearing liabilities and a 90 basis point rise in the average rate paid on interest-bearing liabilities from 1.82% in 2004 to 2.72% in 2005.

Our net interest income, on a tax equivalent basis, for 2004 increased by $2,389,000, or 8.61%, over 2003. Interest income increased $546,000, or 1.4%, while interest expense decreased by $1,843,000, or 14.8%, during 2004. The increase in interest income is the net result of an increase of $28.6 million in our average earning assets and a 16 basis point drop in the average yield on earning assets during the year, from 5.95% in 2003 to 5.79% in 2004. The majority of the decrease in interest expense is the result of a decline in rates. The average rates paid on interest-bearing liabilities decreased 38 basis points, from 2.20% in 2003 to 1.82% in 2004.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin increased from 4.28% in 2004 to 4.40% in 2005, a 12 basis point improvement. Although our net interest margin improved during 2005, our ability to continue to improve our net interest margin in 2006 will be a challenge considering the current flattening of the interest rate curve and our rising incremental cost of funds.

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

For the year ended December 31, 2005, we recorded $1.189 million as a provision for loan losses, compared to $600,000 for the same period in 2004. The increase is due to a growing loan portfolio, balanced by continued improvement in the level of total nonperforming loans, and an improvement in several environmental factors previously discussed.

Noninterest Income

The following table summarizes noninterest income during the last three years.

For the Year Ended December 31,	2005		2004		2003
	Amount	Percentage Change 2005 vs. 2004	Amount	Percentage Change 2004 vs. 2003	Amount
	(Dollars In Thousands)
Service charges on deposit accounts	$4,017	-9.1%	$4,417	-10.3%	$4,926
Mortgage origination fees	601	15.1%	522	-27.0%	715
Brokerage commissions and fees	13	-89.3%	121	-74.2%	469
ATM / debit card fee income	470	12.2%	419	17.4%	357
Other commissions and fees	237	5.3%	225	-11.1%	253
Securities transactions, net	(11)	-320.0%	5	-99.6%	1,416
Earnings of bank-owned life insurance	344	9.2%	315	-33.3%	472
Gain (loss) on disposal / write-down of assets	(79)	-166.4%	119	-146.1%	(258)
Other noninterest income	221	10.0%	201	-24.4%	266
Total Noninterest Income	$5,813	-8.4%	$6,344	-26.4%	$8,616

Noninterest income decreased 8.4% in 2005. As a percentage of average assets, noninterest income, excluding securities transactions and other non-recurring gains and losses, has been 0.62%, 0.81%, and 1.01% for each of the last three years ended December 31, 2005, 2004 and 2003, respectively.

Service charges on deposit accounts have declined over the past three years as we continued to promote a free checking product, thus reducing the monthly service fees. In addition, the fee income generated from an overdraft privilege product that was launched in March 2001 and resulted in an increase in revenues in 2001 and 2002 has continued to decline since then.

Mortgage origination fees increased in 2005 due to an increase in the refinancing activity during the year.

Brokerage income declined due to the sale of that business unit in February 2004. We will continue to receive a small portion of the commissions earned on a select list of accounts held by employees and directors of the Bank going forward. In addition to the decline in commission revenue, we have had a greater decline in brokerage-related expenses. We did not incur any brokerage expenses in 2005; whereas, $96,799 and $430,136 were incurred in 2004 and 2003, respectively.

Fee income from ATM and debit cards increased in 2005 as the volume of point-of-sale transactions has continued to increase from previous years.

We incurred a net $11,000 loss on security transactions during 2005, compared to a $5,000 net gain in 2004. The loss in 2005 is attributed to the sale of a low-yielding corporate bond.

Earnings on bank-owned life insurance increased in 2005 due to the higher earnings credit on the policies resulting from the rising interest rate environment.

In 2005, the $79,000 loss on disposal of assets is due primarily to the write-down of obsolete equipment. In 2004, we had a $200,000 gain on the sale of our brokerage services business unit. Also in 2004, we sold a former branch office facility in Ocala, Florida for $800,000, recording a gain of $27,000.

Noninterest Expense

The following table summarizes noninterest expense during the last three years.

For the Year Ended December 31,	2005		2004		2003
	Amount	Percentage Change 2005 vs. 2004	Amount	Percentage Change 2004 vs. 2003	Amount
	(Dollars In Thousands)
Salaries and wages	$13,322	9.2%	$12,201	0.5%	$12,136
Deferred loan cost	(1,609)	62.5%	(990)	127.1%	(436)
Employee benefits	3,398	18.7%	2,862	-10.5%	3,196
Net occupancy expense of premises	1,963	4.5%	1,878	4.4%	1,799
Furniture and equipment expense	2,082	-0.4%	2,091	-11.2%	2,355
Advertising and business development	541	9.1%	496	14.5%	433
Supplies and printing	527	24.3%	424	-22.1%	544
Telephone and internet charges	367	7.3%	342	-24.8%	455
Postage and courier	608	11.4%	546	-3.0%	563
Legal and accounting fees	416	36.8%	304	-42.4%	528
Consulting fees	413	120.9%	187	-3.6%	194
Director fees and expenses	412	47.7%	279	32.9%	210
Service charges and fees	504	16.4%	433	-10.5%	484
Loss on early retirement of debt	-	-	-	-	1,438
Other noninterest expense	1,834	-8.4%	2,002	11.0%	1,803
Total Noninterest Expense	$24,778	7.5%	$23,055	-10.3%	$25,702

As a percentage of average assets, noninterest expense was 2.61%, 3.01%, and 3.49% in 2005, 2004 and 2003, respectively. During 2003, we incurred a $1.44 million loss on the early retirement of debt with the FHLB, saving significant interest expense over the next several years. Excluding this loss, noninterest expense would have totaled $24.3 million, or 3.30% of average assets for 2003.

The 9.2% increase in salaries and wages is directly correlated to the 7.5% increase in the number of full time employees we have. We increased production staff as well as service staff during 2005. We added two new members to our executive management team - a new Regional President for our South Georgia and Florida markets and a new Regional President for our North Georgia markets. We also added employees to staff the two new loan production offices that we opened in 2005, including several senior commercial lenders.

Deferred loan cost, which is a credit against salaries and wages, increased 62.5% from 2004 and resulted in a decrease in expense reported during 2005, compared to 2004. The increase in the deferral of loan costs is due to the growth in loan volume.

Employee benefits increased due to an increase in health insurance premiums and an increase in our profit sharing contribution from 3.5% to 4.5% in 2005.

Occupancy expense increased 4.5% in 2005 due to the addition of new facilities and the typical increases in property taxes, insurance, and utilities. Furniture and equipment expense remained fairly constant in 2005, compared to 2004.

The 36.8% increase in legal and accounting fees during 2005 is attributable to several items. We had $35,000 more legal costs attributed to litigation in 2005 than 2004. We also had $25,000 additional legal fees for various SEC and other regulatory matters. Our accounting and audit fees increased $53,000 in 2005, due to additional external audit contracts.

Consulting fees increased 120.9% in 2005. This increase is due primarily to increased pre-employment and recruiting costs as we hired additional senior officers and lenders in our markets. We also engaged an outside consulting firm to review our board and executive compensation plans, which increased our consulting fees in 2005.

Director fees increased 47.7% from 2004 to 2005 due to an increase in the fee structure, including quarterly retainers paid to our directors. We also added two new directors to our Board in the first quarter of 2005.

During 2005, we made significant charitable contributions including over $100,000 to the hurricane relief efforts to assist those that suffered through the severe 2005 hurricane season. We also contributed $175,000 to Valdosta State University for the endowment fund that will name the VSU College of Education after our founder, James L. Dewar, Sr. Most other major expense categories have increased due to our increased growth. However, our overhead efficiency ratio, a measure of noninterest expense as a percentage of net interest income plus other noninterest income, improved from 63.39% in 2004 to 54.94% in 2005.

Income Taxes

The provision for income tax expense as a percentage of pre-tax income was 33.8%, 32.7%, and 32.1% for 2005, 2004 and 2003, respectively. Due to an increase in taxable income, we shifted into the highest corporate income tax bracket in 2005. The difference between the effective rate and the statutory federal rate of 35% is due primarily to income earned on our investments in and loans to tax-exempt municipalities and earnings on the cash value of our bank-owned life insurance. During the fourth quarter of 2005, we liquidated and dissolved our REITs and our REIT holding companies, which had previously allowed us to realize state income tax benefits. We also invested in affordable housing during 2005 to receive State of Georgia low income housing tax credits that will help reduce our state income tax expense in 2005 and the next nine years.

Fourth Quarter Results

For the fourth quarter of 2005, our net income was $3.3 million, or $0.34 per diluted share, compared to net income of $2.2 million, or $0.23 per share, in the fourth quarter of 2004. In the fourth quarter of 2005, we provided $300,000 to the allowance for loan losses, compared to $600,000 in the fourth quarter of 2004. Our net interest margin for the fourth quarter of 2005 was 4.45% compared to 4.15% in 2004. The average yield on earning assets grew 129 basis points to 7.11% in the fourth quarter of 2005 from 5.82% in 2004. Correspondingly, the average rate paid on interest-bearing liabilities also increased, from 1.99% in 2004 to 3.14% in 2005, or 115 basis points.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had a material impact on PAB’s earnings or financial position as of or for the year ended December 31, 2005. For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to exposure from U.S. dollar interest rate changes and accordingly, we manage our exposure by considering the possible changes in the net interest margin. We do not engage in trading activity nor do we classify any portion of the investment portfolio as held for trading. We have not engaged in any off-balance sheet hedging activities or entered into any derivative instruments with a higher degree of risk than collateralized mortgage obligations and structured government agency notes, which are commonly held investment securities. Finally, we have no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. At December 31, 2005, our one-year management-adjusted gap ratio of 1.37 was outside of our policy guidelines. However, it is more neutral than our one-year gap position of 1.57 at December 31, 2004. In 2002, after suffering through a period of rapidly declining interest rates that compressed our net interest margins by 103 basis points from 4.52% in 2000 to 3.49% in 2001, we positioned the Company’s balance sheet to an even more asset-sensitive position anticipating the eventual rise in interest rates from those historic lows. In doing so, we have contributed to improving our net interest margin in each successive year. As we look forward, anticipating an eventual downturn in interest rates, we have begun to reduce the level of asset-sensitivity on the Company’s balance sheet. We are also considering the possibility of utilizing off-balance-sheet swaps and floors to hedge our interest rate risk in a falling rate environment.

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$569,647	$606,813	$646,942
Rate Sensitive Liabilities (RSL)	403,628	481,531	598,457
RSA minus RSL (Gap)	$166,019	$125,282	$48,485

Gap Ratio (RSA/RSL)	1.41	1.26	1.08

Management-Adjusted
Rate Sensitive Assets (RSA)	$583,907	$633,953	$698,085
Rate Sensitive Liabilities (RSL)	260,535	338,438	510,003
RSA minus RSL (Gap)	$323,372	$295,515	$188,082

Gap Ratio (RSA/RSL)	2.24	1.87	1.37

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. Using our financial data and assumptions as of December 31, 2005, our simulation model projected net interest income would increase 13.54% over the next twelve-month period if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 15.37% over the next twelve-month period if market rates immediately fell by 200 basis points. This high degree of volatility in our earnings is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis. However, as noted above, we positioned our balance sheet in order to benefit from the rising rate environment. We intend to reduce our earnings volatility to be in compliance with our policy limits over the next six-to-twelve months by reducing our asset-sensitivity and possibly through off-balance-sheet hedging instruments.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	12.72%	21.77%
+200 bps	10.59%	13.54%
+100 bps	5.12%	5.29%
-100 bps	-5.74%	-6.20%
-200 bps	-11.11%	-15.37%
-300 bps	-12.86%	-20.82%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Summary for 2005 and 2004
(The sum of the quarterly results presented may not agree with the results for the full year due to rounding.)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2005:
Interest income	$12,467	$14,180	$15,783	$16,941
Interest expense	3,894	4,581	5,556	6,367
Net interest income	8,573	9,599	10,227	10,574
Provision for loan losses	460	154	275	300
Net interest income after provision for loan losses	8,113	9,445	9,952	10,274
Other income	1,347	1,459	1,570	1,437
Other expenses	5,765	6,228	6,259	6,526
Income before income taxes	3,695	4,676	5,263	5,185
Income tax	1,216	1,549	1,745	1,856
Net income	$2,479	$3,127	$3,518	$3,329

Basic earnings per share	$0.26	$0.33	$0.37	$0.35
Diluted earnings per share	$0.26	$0.32	$0.36	$0.34

Year ended December 31, 2004:
Interest income	$9,587	$9,552	$10,328	$11,129
Interest expense	2,430	2,381	2,611	3,201
Net interest income	7,157	7,171	7,717	7,928
Provision for loan losses	-	-	-	600

Net interest income after provision for loan losses	7,157	7,171	7,717	7,328
Other income	1,806	1,490	1,614	1,434
Other expenses	5,726	5,613	6,287	5,429

Income before income taxes	3,237	3,048	3,044	3,333
Income tax	1,111	928	983	1,122
Net income	$2,126	$2,120	$2,061	$2,211

Basic earnings per share	$0.22	$0.23	$0.21	$0.23
Diluted earnings per share	$0.22	$0.22	$0.21	$0.23

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of PAB Bankshares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

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

The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. To make this assessment, we used the criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. A copy of the auditor’s attestation report is included in this Annual Report on Form 10-K.

PAB BANKSHARES, INC.

/s/ M. Burke Welsh, Jr	/s/ Donald J. Torbert, Jr.
M. Burke Welsh, Jr.	Donald J. Torbert, Jr.
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

January 26, 2006	January 26, 2006
Date	Date

CERTIFIED PUBLIC ACCOUNTANTS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited management's assessment, included in the accompanying management’s report on internal control over financial reporting, that PAB Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PAB Bankshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that PAB Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, PAB Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAB Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated, January 26, 2006, expressed an unqualified opinion.

Albany, Georgia
January 26, 2006

CERTIFIED PUBLIC ACCOUNTANTS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited the accompanying balance sheets of PAB Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PAB Bankshares and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 26, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of PAB Bankshares’ internal control over financial reporting and an unqualified opinion on the effectiveness of PAB Bankshares’ internal control over financial reporting.

Albany, Georgia
January 26, 2006

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS
Cash and balances due from banks	$21,196,183	$22,976,924
Interest-bearing deposits in other banks	3,077,900	984,737
Federal funds sold	42,578,849	32,616,121
Investment securities	157,454,725	128,683,829

Loans	752,938,145	646,149,340
Allowance for loan losses	(11,079,193)	(9,066,566)
Net loans	741,858,952	637,082,774

Premises and equipment, net	18,511,163	18,812,209
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,080,722	10,737,204
Other assets	15,583,269	11,096,584

Total assets	$1,017,326,367	$868,974,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$107,917,453	$99,627,825
Interest-bearing demand and savings	284,125,557	224,836,339
Time	423,637,732	333,086,272
Total deposits	815,680,742	657,550,436

Federal funds purchased and securities sold under agreements to repurchase	6,317,135	14,168,098
Advances from the Federal Home Loan Bank of Atlanta	90,043,598	99,001,125
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	7,974,109	6,945,443
Total liabilities	930,325,584	787,975,102

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,469,017 and 9,495,320 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	28,126,032	29,143,017
Retained earnings	58,872,179	50,938,254
Accumulated other comprehensive loss	(1,214,493)	(298,452)
Total stockholders' equity	87,000,783	80,999,884

Total liabilities and stockholders' equity	$1,017,326,367	$868,974,986

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Interest income:
Interest and fees on loans	$51,804,646	$35,096,225	$35,017,485
Interest and dividends on investment securities:
Taxable	5,580,856	5,022,307	4,533,603
Nontaxable	413,026	339,398	360,476
Other interest income	1,572,029	139,180	128,854
Total interest income	59,370,557	40,597,110	40,040,418

Interest expense:
Interest on deposits	16,475,739	8,185,878	10,203,408
Interest on Federal Home Loan Bank advances	3,053,155	1,534,732	1,470,649
Interest on other borrowings	868,954	903,467	793,234
Total interest expense	20,397,848	10,624,077	12,467,291

Net interest income	38,972,709	29,973,033	27,573,127

Provision for loan losses	1,188,600	600,000	-
Net interest income after provision for loan losses	37,784,109	29,373,033	27,573,127

Other income:
Service charges on deposit accounts	4,017,244	4,417,464	4,925,500
Other fee income	1,320,987	1,286,544	1,794,684
Securities transactions, net	(11,464)	5,164	1,415,603
Other noninterest income	485,783	634,912	479,750
Total other income	5,812,550	6,344,084	8,615,537

Other expenses:
Salaries and employee benefits	15,110,181	14,072,903	14,895,502
Occupancy expense of premises	1,962,923	1,878,234	1,799,467
Furniture and equipment expense	2,081,575	2,090,497	2,355,038
Loss on early retirement of debt	-	-	1,438,085
Other noninterest expense	5,623,480	5,013,119	5,214,010
Total other expenses	24,778,159	23,054,753	25,702,102

Income before income tax expense	18,818,500	12,662,364	10,486,562
Income tax expense	6,365,777	4,144,279	3,361,044

Net income	$12,452,723	$8,518,085	$7,125,518

Earnings per common share:
Basic	$1.31	$0.89	$0.75
Diluted	$1.28	$0.88	$0.74

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Net income	$12,452,723	$8,518,085	$7,125,518

Other comprehensive income (loss):
Unrealized holding losses arising during the period, net of tax benefit of $504,222; $89,608; and $113,679	(923,493)	(173,945)	(220,671)
Reclassification adjustment for (gains) losses included in net income, net of tax (benefit) of ($4,012); $1,756; and $481,305	7,452	(3,408)	(934,298)
	(916,041)	(177,353)	(1,154,969)

Comprehensive income	$11,536,682	$8,340,732	$5,970,549

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Stated Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2002	9,430,413	$1,217,065	$28,785,476	$40,228,327	$1,033,870	$71,264,738
Net income	-	-	-	7,125,518	-	7,125,518
Other comprehensive loss	-	-	-	-	(1,154,969)	(1,154,969)
Cash dividends declared, $0.18 per share	-	-	-	(1,702,345)	-	(1,702,345)
Stock options exercised	54,247	-	529,224	-	-	529,224
Balance, December 31, 2003	9,484,660	1,217,065	29,314,700	45,651,500	(121,099)	76,062,166
Net income	-	-	-	8,518,085	-	8,518,085
Other comprehensive loss	-	-	-	-	(177,353)	(177,353)
Cash dividends declared, $0.34 per share	-	-	-	(3,231,331)	-	(3,231,331)
Stock acquired and cancelled under stock repurchase plan	(46,300)	-	(576,198)	-	-	(576,198)
Stock options exercised	56,960	-	404,515	-	-	404,515
Balance, December 31, 2004	9,495,320	1,217,065	29,143,017	50,938,254	(298,452)	80,999,884
Net income	-	-	-	12,452,723	-	12,452,723
Other comprehensive loss	-	-	-	-	(916,041)	(916,041)
Cash dividends declared, $0.475 per share	-	-	-	(4,518,798)	-	(4,518,798)
Stock acquired and cancelled under stock repurchase plan	(87,483)	-	(1,468,714)	-	-	(1,468,714)
Stock options exercised	61,180	-	451,729	-	-	451,729
Balance, December 31, 2005	9,469,017	$1,217,065	$28,126,032	$58,872,179	$(1,214,493)	$87,000,783

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,452,723	$8,518,085	$7,125,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,190,391	2,558,296	3,574,422
Provision for loan losses	1,188,600	600,000	-
Provision for deferred taxes	(940,628)	(17,353)	879,072
Net realized loss (gain) on securities transactions	11,464	(5,164)	(1,415,603)
Net loss on disposal or write down of assets	79,309	81,314	257,770
Increase in cash value of bank-owned life insurance	(343,518)	(315,126)	(471,943)
Increase (decrease) in deferred compensation accrual	(14,727)	(3,157)	138,055
Increase (decrease) in retirement and severance accruals	(357,508)	225,274	(364,552)
(Increase) decrease in interest receivable	(1,762,178)	(294,422)	373,253
Increase (decrease) in interest payable	460,375	265,438	(475,207)
Increase in taxes receivable	(1,149,243)	(374,462)	(151,677)
Net change in other assets and other liabilities	622,312	(151,006)	(32,160)
Net cash provided by operating activities	12,437,372	11,087,717	9,436,948

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(2,093,163)	(479,328)	469,439
(Increase) decrease in federal funds sold	(9,962,728)	(32,285,934)	30,453,813
Purchase of debt securities	(59,463,549)	(34,315,807)	(112,848,419)
Proceeds from sales and calls of debt securities	12,794,845	17,638,840	46,721,110
Proceeds from maturities and paydowns of debt securities	16,447,139	17,569,214	34,350,382
Purchase of equity securities	(802,300)	(3,666,200)	(1,444,700)
Redemption of equity securities	418,800	600	2,873,251
Net (increase) decrease in loans	(106,135,736)	(109,835,353)	8,879,190
Purchase of premises and equipment	(1,490,608)	(754,628)	(903,987)
Proceeds from disposal of assets	164,059	6,047,535	2,078,292
Net cash provided by (used in) investing activities	(150,123,241)	(140,081,061)	10,628,371

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	158,130,306	100,633,900	(49,813,697)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(7,850,963)	(22,751,692)	19,399,548
Advances from Federal Home Loan Bank	38,318,600	54,688,400	36,269,500
Payments on Federal Home Loan Bank advances	(47,276,127)	(401,318)	(27,700,367)
Dividends paid	(4,284,703)	(2,945,557)	(1,038,587)
Proceeds from the exercise of stock options	451,729	404,515	529,224
Issuance of preferred stock in REIT subsidiaries	-	-	15,000
Repurchase of preferred stock in REIT subsidiaries	(8,000)	(2,000)	(5,000)
Liquidating distribution of preferred stock in REIT subsidiaries	(107,000)	-	-
Acquisition of stock under stock repurchase plans	(1,468,714)	(576,198)	-
Net cash provided by (used in) financing activities	135,905,128	129,050,050	(22,344,379)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Net increase (decrease) in cash and balances due from banks	$(1,780,741)	$56,706	$(2,279,060)

Cash and balances due from banks at beginning of period	22,976,924	22,920,218	25,199,278

Cash and balances due from banks at end of period	$21,196,183	$22,976,924	$22,920,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$19,937,473	$10,358,639	$12,942,498
Taxes	$8,455,648	$4,536,094	$2,633,649

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized losses on securities available for sale	$(1,416,251)	$(268,717)	$(1,749,951)
Transfer of premises and equipment to other assets	$-	$-	$1,323,821
Transfer of loans to foreclosed assets	$170,958	$657,307	$5,514,057

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PAB Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the “Bank”). The Bank is a state-chartered member bank of the Federal Reserve System that was founded in 1956 in Valdosta, Lowndes County, Georgia. Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies. The following is a summary of the Bank’s locations of branches and loan production offices:

Banking Locations	Number of Offices
South Georgia Market:
Valdosta, Lowndes County, Georgia	3 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
North Georgia Market:
McDonough, Henry County, Georgia	1
Stockbridge, Henry County, Georgia	1
Oakwood, Hall County, Georgia	1
Athens, Clarke County, Georgia	1 (loan production office)
Atlanta, Cobb County, Georgia	1 (loan production office)
Snellville, Gwinnett County, Georgia	1 (loan production office)
Florida Market:
Ocala, Marion County, Florida	1
St. Augustine, St. Johns County, Florida	1 (loan production office)

The Company also owns PAB Bankshares Capital Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2001 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company, all of which is described more fully in Note 9. During the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation. The Company has determined that the revised interpretation requires deconsolidation of PAB Bankshares Capital Trust I. The interpretation did not have a material effect on the Company’s financial condition or results of operations.

In 1998, the Company formed two real estate investment trusts (each a “REIT”) and two intermediate REIT holding companies as subsidiaries of the Bank. The REITs were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REITs. To comply with federal tax law, a minority interest in the nonvoting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock paid an 8% annual dividend. Both the REITs and the REIT holding companies were liquidated and dissolved as of December 31, 2005, thus eliminating the minority interest that had previously been included in other liabilities. The total minority interest of the REITs included in other liabilities at December 31, 2004 was $115,000.

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

Cash and Balances Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and balances due from banks include cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased and securities sold under repurchase agreements, and deposits are reported net.

Interest Bearing Deposits in Other Banks

Interest-bearing deposits in other banks are primarily overnight funds or funds which mature within one year and are carried at cost.

Investment Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect. Equity securities are comprised of marketable equity securities recorded at fair value and restricted and other equity securities without readily determinable fair values recorded at cost that are periodically evaluated for impairment. Restricted equity securities are the Bank’s required investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. Other equity securities consist of an investment in the common stock of a nonpublic correspondent bank. No known events have occurred to require an impairment evaluation for these investments.

The amortization of purchase premiums and accretion of discounts are recognized in interest income using the interest method over the lives of the securities. Realized gains and losses on securities transactions, determined using the specific identification method, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In determining other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans are reported at their outstanding principal balances less unearned income, net deferred fees and costs on originated loans, and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to the related loan yield over the life of the loan using the interest method except for loans which provide no scheduled payment terms or revolving lines of credit, which are recognized on the straight-line method.

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

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, various internal and external environmental factors, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other risk factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment the amount by which the carrying amount exceeds the fair value would be charged to earnings. The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment of the carrying value as of November 30, 2005.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2005, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

Foreclosed assets represent other real estate owned and other repossessions acquired through, or in lieu of, loan foreclosure or other proceedings. Foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated disposal costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The amount of foreclosed assets at December 31, 2005 and 2004 was approximately $42,000 and $30,000, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Based Compensation Plans

At December 31, 2005, the Company had options outstanding under two stock-based employee compensation plans, which are described in more detail in Note 17. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board “APB” Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004	2003
Net income, as reported	$12,452,723	$8,518,085	$7,125,518
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(265,594)	(216,551)	(230,257)
Pro forma net income	$12,187,129	$8,301,534	$6,895,261
Earnings per share:
Basic - as reported	$1.31	$0.89	$0.75
Basic - pro forma	$1.29	$0.87	$0.73
Diluted - as reported	$1.28	$0.88	$0.74
Diluted - pro forma	$1.26	$0.86	$0.72

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

Recent Accounting Standards

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Statement 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this statement is accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. A public entity must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). For public entities, such as the Company, this Statement is effective as of the beginning of the next fiscal year that begins after December 15, 2005. This Statement applies to all awards granted after the required effective date and to awards outstanding as of the effective date that are modified, repurchased, or cancelled after that date. The Company plans to adopt the provisions of the Statement as of January 1, 2006. Based on the stock options outstanding at December 31, 2005, the after tax expense associated with the adoption of this Statement is expected to be $72,000 for the first quarter of 2006 and $274,000 for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	RESTRICTIONS ON CASH AND BALANCES DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with correspondent banks and the Federal Reserve Bank of Atlanta, based on a percentage of deposits. The total of those reserve balances was approximately $5,893,000 and $6,360,000 at December 31, 2005 and 2004, respectively.

NOTE 3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities, with gross unrealized gains and losses are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. Government agencies	$71,825,255	$5,162	$(1,195,390)	$70,635,027
State and municipal securities	14,244,616	112,500	(293,805)	14,063,311
Mortgage-backed securities	61,167,446	43,333	(1,352,944)	59,857,835
Corporate debt securities	3,590,060	-	(9,862)	3,580,198
Equity securities	8,495,799	822,555	-	9,318,354
	$159,323,176	$983,550	$(2,852,001)	$157,454,725

December 31, 2004
U.S. Government agencies	$53,025,477	$140,010	$(646,483)	$52,519,004
State and municipal securities	8,564,881	194,822	(22,039)	8,737,664
Mortgage-backed securities	55,134,557	253,969	(391,434)	54,997,092
Corporate debt securities	4,298,816	18,955	-	4,317,771
Equity securities	8,112,298	-	-	8,112,298
	$129,136,029	$607,756	$(1,059,956)	$128,683,829

The amortized cost and fair value of investment securities as of December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Equity securities have a perpetual life and no stated maturity, therefore these securities and the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$150,500	$150,688
Due from one year to five years	22,066,185	21,821,507
Due from five to ten years	38,967,241	38,334,391
Due after ten years	28,476,005	27,971,950
Mortgage-backed securities	61,167,446	59,857,835
Equity securities	8,495,799	9,318,354
	$159,323,176	$157,454,725

Securities with a carrying value of $95,145,727 and $106,015,145 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, certain borrowing arrangements, and for other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	INVESTMENT SECURITIES (Continued)

Gains and losses on sales and calls of investment securities for the years ended December 31, 2005, 2004 and 2003 consist of the following:

	2005	2004	2003
Gross gains on securities transactions	$14,834	$7,132	$1,429,011
Gross losses on securities transactions	(26,298)	(1,968)	(13,408)
Net realized gain (loss) on securities transactions	$(11,464)	$5,164	$1,415,603

The following table shows the gross unrealized losses and fair value of securities, aggregated by category, at December 31, 2005 and 2004. At December 31, 2005 there are four U.S. Government agency debt issues, fourteen mortgage-backed securities issued by U.S. Government agencies and six Municipal securities in the investment portfolio that have been in a continuous unrealized loss position for twelve months or longer. These unrealized losses are due to fluctuations in interest rates and are considered temporary because of acceptable investment grades on each security.

	Less than Twelve Months		Twelve Months or Longer
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$34,646,772	$434,908	$18,719,250	$760,482
State and municipal securities	5,992,718	248,924	1,450,473	44,881
Mortgage-backed securities	35,865,416	642,374	19,629,621	710,570
Corporate debt securities	547,150	9,862	-	-
Total temporarily impaired securities	$77,052,056	$1,336,068	$39,799,344	$1,515,933

December 31, 2004
U.S. Government agencies	$13,498,803	$246,262	$13,087,800	$400,221
State and municipal securities	3,022,852	22,039	-	-
Mortgage-backed securities	33,232,400	258,458	9,509,301	132,976
Corporate debt securities	-	-	-	-
Total temporarily impaired securities	$49,754,055	$526,759	$22,597,101	$533,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31, 2005 and 2004 follows.

	2005	2004
Commercial and financial	$50,860,445	$59,703,499
Agricultural	55,829,963	26,704,376
Real estate - construction	268,628,852	166,853,760
Real estate - commercial	231,600,720	239,032,099
Real estate - residential	127,326,239	136,189,454
Installment loans to individuals and others	20,178,657	19,381,324
Overdrafts	201,113	170,806
	754,625,989	648,035,318
Deferred loan fees and unearned interest, net	(1,687,844)	(1,885,978)
	752,938,145	646,149,340
Allowance for loan losses	(11,079,193)	(9,066,566)
	$741,858,952	$637,082,774

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 follows.

	2005	2004	2003
Balance, beginning of year	$9,066,566	$10,139,114	$12,096,988
Provision charged to operations	1,188,600	600,000	-
Loans charged-off	(281,331)	(2,572,845)	(3,118,821)
Recoveries	1,105,358	900,297	1,160,947
Balance, end of year	$11,079,193	$9,066,566	$10,139,114

A summary of information pertaining to impaired loans as of December 31, 2005 and 2004 follows.

	2005	2004
Loans accounted for on a nonaccrual basis	$7,856,454	$1,417,259
Troubled debt restructurings not included above	-	2,045,358
Loans past due 90 days or more and still accruing	2,101	10,637
Total nonperforming loans	$7,858,555	$3,473,254
Valuation allowance related to impaired loans	$1,234,616	$509,505

Additional information on impaired loans for the years ended December 31, 2005, 2004, and 2003 follows.

	2005	2004	2003
Average recorded investment in impaired loans	$5,864,878	$6,505,508	$9,894,628
Approximate amount of interest income that would have been recorded if the impaired loans had remained current and on an accrual status	$412,208	$357,385	$767,711
Interest income recognized on a cash basis on impaired loans	$12,992	$314,585	$143,360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 follows.

Balance, beginning of year	$11,413,726
Advances	26,185,919
Repayments	(26,358,407)
Transactions due to changes in related parties	2,904,422
Balance, end of year	$14,145,660

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2005 and 2004 follows.

	2005	2004
Land	$4,604,748	$4,597,398
Buildings and improvements	16,798,789	16,507,046
Furniture, fixtures and equipment	9,860,183	10,025,797
Construction in progress; estimated cost to complete, $92,000	52,092	-
	31,315,812	31,130,241
Less accumulated depreciation	(12,804,649)	(12,318,032)
	$18,511,163	$18,812,209

Depreciation expense amounted to $1,715,036, $1,838,412, and $2,047,623, for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company leases office space at six locations. One location is leased on a month-to-month basis. The other locations are under agreements with minimum contractual obligations as of December 31, 2005 as follows:

Year	Amount
2006	$206,534
2007	184,868
2008	156,357
2009	16,208
Later	-
$563,967

The Company also has commitments on various short-term operating leases for equipment. Total lease expense amounted to $304,781, $284,326, and $246,360 for the years ended December 31, 2005, 2004 and 2003 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	DEPOSITS

A summary of interest-bearing deposits as of December 31, 2005 and 2004 follows.

	2005	2004
Interest-bearing demand	$244,359,693	$183,608,828
Savings	39,765,864	41,227,511
Time, $100,000 and over	173,387,423	145,878,073
Other time	250,250,309	187,208,199
	$707,763,289	$557,922,611

The Company had $42,109,000 and $47,003,000 in brokered deposits included in time deposits $100,000 and over as of December 31, 2005 and 2004, respectively.

Interest expense on deposits for the years ended December 31, 2005, 2004 and 2003 follows.

	2005	2004	2003
Interest-bearing demand	$3,363,143	$1,199,639	$1,404,086
Savings	313,214	234,512	281,552
Time, $100,000 and over	5,491,811	2,373,902	2,673,927
Other time	7,307,571	4,377,825	5,843,843
	$16,475,739	$8,185,878	$10,203,408

The scheduled maturities of time deposits at December 31, 2005 follows.

Year	Amount
2006	$251,892,893
2007	86,123,206
2008	32,206,678
2009	25,872,518
2010	27,528,922
Later	13,515
$423,637,732

NOTE 7.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to 90 days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a weekly basis. Securities sold under repurchase agreements at December 31, 2005 and 2004 were $6,317,135 and $14,168,098, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) as of December 31, 2005 and 2004.

	2005	2004
Adjustable rate advances due at various dates through September 30, 2009 with a weighted-average rate of 4.37% at December 31, 2005	$15,441,580	$15,441,580
Fixed rate advances due at various dates through February 26, 2024 with a weighted-average rate of 4.64% at December 31, 2005	16,602,018	22,959,545
Convertible advances due at various dates through May 19, 2015 with a weighted-average rate of 2.90% at December 31, 2005	58,000,000	60,600,000
	$90,043,598	$99,001,125

The Bank has pledged $123,995,963 in qualifying residential and commercial real estate mortgage loans and $34,288,539 in investment securities as collateral on the advances from the FHLB.

Contractual maturities of the advances from the FHLB at December 31, 2005 follow.

Year	Amount

2006	$12,852,896
2007	603,050
2008	608,987
2009	4,839,164
2010	656,953
Later	70,482,548
$90,043,598

NOTE 9.	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

On November 28, 2001, PAB Bankshares Capital Trust I (“PAB Trust”) issued $10 million of Floating Rate Capital Securities (“trust preferred securities”). The Company formed PAB Trust, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company. The interest rates on both the trust preferred securities and the Debentures are reset semi-annually at LIBOR plus 3.75% (currently 8.42%) with a rate cap of 11.0% through December 8, 2006. The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust’s obligations under the trust preferred securities. PAB Trust’s sole asset is the Debentures issued by the Company. The Debentures will mature on December 8, 2031, but are callable at par by the Company in whole or in part anytime after December 8, 2006. The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	INCOME TAXES

The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 follow.

	2005	2004	2003
Current	$7,306,405	$4,161,632	$2,481,972
Deferred	(940,628)	(17,353)	879,072
	$6,365,777	$4,144,279	$3,361,044

The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2005, 2004 and 2003 follows.

	2005	2004	2003
Tax at statutory rate	$6,563,102	$4,326,730	$3,565,431
Increase (decrease) resulting from:
State income tax, net of Federal tax benefit	30,751	30,471	16,172
Tax exempt interest and dividend exclusion	(169,116)	(152,661)	(181,127)
Increase in cash value of bank-owned life insurance policies	(120,231)	(107,679)	(160,542)
Deferred tax adjustment	11	111	116,257
Other items, net	61,260	47,307	4,853
Income tax expense	$6,365,777	$4,144,279	$3,361,044

The components of deferred income taxes at December 31, 2005 and 2004 follow.

	2005	2004
Deferred tax assets and (liabilities):
Accrued severance payable	$137,284	$254,914
Allowance for loan losses	3,877,718	3,082,632
Deferred compensation	711,569	696,245
Deferred loan origination cost	(403,454)	(322,622)
Deferred loan origination fees	931,965	906,751
Other assets	331,202	195,635
Premises and equipment	(750,792)	(918,691)
Unrealized loss on securities available for sale	635,273	153,748
Net deferred tax assets	$5,470,765	$4,048,612

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	EMPLOYEE BENEFIT PLANS

The Company provides an employee 401(k) plan for qualified employees. The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation. The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors. Approximately 4.5% of the participants’ eligible compensation was accrued as the discretionary profit sharing contributions for 2005, and 3.5% of the participants’ eligible compensation was accrued as the discretionary profit sharing contributions for 2004 and 2003. The employer contributions are on a five-year vesting schedule. All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed one month employment to become eligible, with employer contributions beginning after six months of employment. Aggregate expense under the plan charged to operations during 2005, 2004 and 2003 amounted to $756,288, $705,747, and $711,102, respectively.

NOTE 12.	DEFERRED COMPENSATION AND RETIREMENT PLANS

Under separate deferred compensation agreements executed in prior years with certain officers, deferred compensation is to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer. Annual accruals were made based on actuarial assumptions for the present value of the future obligations. In 2001, the Board of Directors elected to terminate these plans. At that time, the Company incurred an expense of approximately $898,000 for the accrual for the net present value of the liability covering two executive officers that were retiring at the end of 2001. The total accrued liability for these deferred compensation plans was $2,033,054 and $2,047,781 at December 31, 2005 and 2004, respectively. Aggregate expense under the deferred compensation plans charged to salaries and employee benefits expense were $150,360, $85,085, and $138,055 during 2005, 2004 and 2003, respectively.

In August 2004, the Company entered into a severance agreement with a retiring executive officer that effectively terminated his then existing employment agreement and committed to pay a three-year severance package beginning in September 2004. The Company accrued $685,645 representing the net present value of the severance payments with the expense included in salaries and employee benefits for the year ended December 31, 2004. The remaining liability in the severance plan payable as of December 31, 2005 was $392,240.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	OTHER INCOME AND EXPENSES

Other fee income for the years ended December 31, 2005, 2004 and 2003 follows.

	2005	2004	2003
Mortgage origination fees	$600,615	$521,511	$715,358
Brokerage commissions and fees	13,467	121,017	469,373
ATM and debit card fee income	470,421	419,082	357,235
Insurance premiums	47,379	25,458	773
Other fee income	189,105	199,476	251,945
Total other fee income	$1,320,987	$1,286,544	$1,794,684

Other noninterest income for the years ended December 31, 2005, 2004 and 2003 follows.

	2005	2004	2003
Earnings on bank-owned life insurance	$343,518	$315,126	$472,183
Gain (loss) on disposal and write-down of assets	(79,310)	118,686	(257,770)
Other noninterest income	221,575	201,100	265,337
Total other noninterest income	$485,783	$634,912	$479,750

Other noninterest expense for the years ended December 31, 2005, 2004 and 2003 follows.

	2005	2004	2003
Advertising and business development	$541,075	$495,954	$433,079
Supplies and printing	527,389	423,724	543,738
Telephone and internet charges	366,995	342,084	454,670
Postage and courier	607,987	546,286	563,156
Legal and accounting fees	416,006	303,506	528,493
Service charges and fees	504,137	433,471	483,769
Other noninterest expenses	2,659,891	2,468,094	2,207,105
Total other noninterest expense	$5,623,480	$5,013,119	$5,214,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 follows.

	2005	2004	2003
Basic earnings per share:
Net income	$12,452,723	$8,518,085	$7,125,518

Weighted average common shares outstanding	9,514,775	9,499,709	9,446,142

Earnings per common share	$1.31	$0.89	$0.75

Diluted earnings per share:
Net income	$12,452,723	$8,518,085	$7,125,518

Weighted average common shares outstanding	9,514,775	9,499,709	9,446,142
Effect of dilutive stock options	172,119	142,356	141,045

Weighted average diluted common shares outstanding	9,686,894	9,642,065	9,587,187

Earnings per common share	$1.28	$0.88	$0.74

For the years ended December 31, 2005, 2004 and 2003, options to purchase 101,983, 175,639, and 171,368, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 15.	EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On July 1, 2002, the Board of Directors established an Employee and Director Stock Purchase Program to enable the Company and its participating subsidiaries to provide to their respective employees and directors a convenient means of purchasing for long term investment, and not for short term speculative gain, common stock of the Company and thereby promote interest in the Company’s continuing success, growth and development. The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company’s stock with the Company matching 50% of the participants purchase. In order to be eligible, an employee must be full-time and have worked a full month. During the years ended December 31, 2005, 2004 and 2003, the Company recorded $114,354, $105,077 and $89,256, respectively, of expense associated with this program. The number of shares in the program at December 31, 2005 and 2004 was 73,414 and 56,302, respectively.

NOTE 16.	DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN

In 1993, the Board of Directors approved a dividend reinvestment and common stock purchase plan. The plan is designed to provide stockholders with a simple and convenient means to reinvest cash dividends and make additional cash purchases of the Company’s common stock. The Company acquires shares in the open market as needed to fill orders for dividend reinvestment and stock purchases under the plan rather than issuing additional shares of common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	STOCK OPTION PLANS

The Company has two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant. Both plans provide for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. The 1994 Employee Stock Option Plan expired in 2004. Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company. On December 31, 2005, there were 40,216 stock options available for grant under the 1999 Stock Option Plan.

A summary of the status of the two fixed plans at December 31, 2005, 2004 and 2003 and changes during the years ended on those dates follows.

	2005		2004		2003
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	651,777	$11.03	695,367	$10.60	756,406	$10.63
Granted	122,500	14.57	23,000	14.94	28,500	9.56
Exercised	(61,180)	7.38	(56,960)	7.10	(54,247)	9.76
Forfeited	(9,500)	13.16	(9,630)	13.01	(35,292)	11.59
Under option, end of year	703,597	$11.91	651,777	$11.03	695,367	$10.60

Exercisable at end of year	477,295	$11.73	461,013	$11.45	405,987	$11.34

Weighted-average fair value per option of options granted during year		$4.41		$5.41		$3.31

A further summary of the options outstanding at December 31, 2005 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 6.25 - 9.38	163,710	5.90	$8.31	103,180	$8.45
10.01 - 10.60	210,837	4.14	10.35	180,365	10.35
10.71 - 13.94	147,900	5.63	12.97	91,500	12.66
14.00 - 17.67	150,000	6.55	15.74	75,600	16.22
17.81 - 21.63	31,150	3.87	17.94	26,650	17.96
	703,597	5.36	11.91	477,295	11.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	STOCK OPTION PLANS (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.95% - 4.27%	3.67% - 4.25%	4.25%
Expected life of the options	7 - 10 years	7 - 10 years	10 years
Expected dividends (as a percent of the fair value of the stock)	3.05% - 3.08%	2.18% - 3.08%	1.80%
Expected volatility	32.68% - 35.29%	33.98% - 35.23%	27.22%

NOTE 18.	STOCK REPURCHASE PLAN

In May 2004, the Board of Directors approved a plan to repurchase shares of the Company’s common stock. During 2005 and 2004, the Company acquired and canceled 87,483 and 46,300 shares of common stock, for an annual cost of $1,468,713 and $576,198, respectively. A balance of 330,209 shares remained available under the plan for repurchase at December 31, 2005.

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank's commitments as of December 31, 2005 and 2004 follows.

	2005	2004
Commitments to extend credit	$144,717,000	$118,155,000
Standby letters of credit	$9,787,000	$5,735,000

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

As of December 31, 2005 approximately 90% of the Bank's loan portfolio is concentrated in loans secured by real estate. A substantial portion of these loans are in the Bank's primary market areas. In addition, the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the Bank's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Bank's market areas. The other significant concentrations of credit by type of loan are set forth in Note 4.

NOTE 21.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, approximately $19,931,000 of the Bank’s retained earnings were available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the regulatory authorities categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well Capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following table. All dollar amounts have been rounded to the nearest thousand.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$103,004,000	12.4%	$66,290,000	8.0%	- N/A -
Bank	$102,436,000	12.4%	$66,177,000	8.0%	$82,721,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$92,267,000	11.1%	$33,145,000	4.0%	- N/A -
Bank	$92,087,000	11.1%	$33,088,000	4.0%	$49,633,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$92,267,000	9.2%	$40,059,000	4.0%	- N/A -
Bank	$92,087,000	9.2%	$39,968,000	4.0%	$49,960,000	5.0%

As of December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$94,223,000	13.5%	$56,025,000	8.0%	- N/A -
Bank	$92,156,000	13.2%	$55,918,000	8.0%	$69,898,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$85,465,000	12.2%	$28,012,000	4.0%	- N/A -
Bank	$83,415,000	11.9%	$27,959,000	4.0%	$41,939,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$85,465,000	10.4%	$32,787,000	4.0%	- N/A -
Bank	$83,415,000	10.2%	$32,736,000	4.0%	$40,920,000	5.0%

NOTE 22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Balances Due From Banks, Interest-Bearing Deposits at Other Financial Institutions and Federal Funds Sold: The carrying amount of cash and balances due from banks, interest-bearing deposits at other financial institutions and federal funds sold approximates fair value.

Investment Securities: The fair value of debt and marketable equity securities is based on available quoted market prices. The carrying amount of equity securities with no readily determinable fair value approximates fair value.

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

Deposits: The carrying amount of demand deposits and savings deposits approximates fair value. The fair value of time deposits is estimated based on discounted contractual cash flows using interest rates currently being offered for time deposits of similar maturities.

Federal Funds Purchased, Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements. The fair value of borrowings with convertible features is based on available quoted market values.

Beneficial Interests in Debentures: The carrying amount of beneficial interests in debentures approximates fair value because these are variable rate instruments.

Off-Balance-Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance-sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2005 and 2004 are summarized below. All dollar amounts have been rounded to the nearest thousand.

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$66,853,000	$66,853,000	$56,578,000	$56,578,000
Investment securities	157,455,000	157,455,000	128,684,000	128,684,000
Loans, net	741,859,000	739,794,000	637,083,000	638,327,000
Deposits	815,681,000	816,150,000	657,550,000	657,916,000
Federal funds purchased and securities sold under agreements to repurchase	6,317,000	6,317,000	14,168,000	14,168,000
Advances from the FHLB	90,044,000	90,666,000	99,001,000	99,776,000
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY)

The following information presents the condensed financial statements for PAB Bankshares, Inc.

PAB BANKSHARES, INC.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Cash on deposit with subsidiary bank	$2,428,643	$4,207,561
Investment securities	1,172,500	349,945
Investment in subsidiary	96,596,495	89,259,106
Other assets	583,848	976,817
Total assets	$100,781,486	$94,793,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	$10,310,000	$10,310,000
Dividends payable	1,183,627	949,532
Other liabilities	2,287,076	2,534,013
Total liabilities	13,780,703	13,793,545

Stockholders' equity	87,000,783	80,999,884

Total liabilities and stockholders' equity	$100,781,486	$94,793,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF INCOME
DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Income
Dividends from subsidiaries	$4,500,000	$3,000,000	$-
Interest and dividends on investment securities	22,226	54,813	90,000
Other income	6	120	4,541
Total income	4,522,232	3,054,933	94,541

Expenses	1,342,311	1,047,898	1,097,335
Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	3,179,921	2,007,035	(1,002,794)
Income tax benefit	484,711	326,567	362,370
Income (loss) before equity in
undistributed earnings of subsidiaries	3,664,632	2,333,602	(640,424)
Equity in undistributed earnings of subsidiaries	8,788,091	6,184,483	7,765,942
Net income	$12,452,723	$8,518,085	$7,125,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,452,723	$8,518,085	$7,125,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,900	68,899	68,901
Deferred tax provision	9,936	83,668	57,487
Undistributed earnings of subsidiaries	(8,788,091)	(6,184,483)	(7,765,942)
Increase (decrease) in deferred compensation accrual	(14,727)	85,085	138,055
Decrease in retirement accrual	(135,891)	(388,583)	(364,552)
Net change in other assets and liabilities	(70,080)	(66,952)	(62,763)
Net cash provided by (used in) operating activities	3,522,770	2,115,719	(803,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from call of equity securities	-	1,000,000	-
Net cash provided by investing activities	-	1,000,000	-

CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends paid	(4,284,703)	(2,945,557)	(1,038,587)
Proceeds from the exercise of stock options	451,729	404,515	529,224
Acquisition of stock under stock repurchase plans	(1,468,714)	(576,198)	-
Net cash used in financing activities	(5,301,688)	(3,117,240)	(509,363)

Net decrease in cash	(1,778,918)	(1,521)	(1,312,659)

Cash at beginning of period	4,207,561	4,209,082	5,521,741

Cash at end of period	$2,428,643	$4,207,561	$4,209,082

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our accountants on accounting and financial disclosure matters in the past two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within required time periods.  A review and evaluation was performed by the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective.

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control Over Financial Reporting appears on page 44.  The Report of Independent Registered Accounting Firm appears on page 45.  These reports are incorporated by reference into this Item 9A.

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

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that has not been reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers, board committees, codes of ethics, and compliance with Section 16 of the Exchange Act will be included in our definitive Proxy Statement (the “2006 Proxy Statement”) relating to the annual meeting of shareholders of PAB and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of our common stock will be included in the 2006 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans*
Equity Compensation Plans
Approved by Security Holders	477,295	$11.73	266,518
Equity Compensation Plans Not
Approved by Security Holders	n/a	n/a	n/a

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

Information regarding certain relationships and related transactions will be included in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the 2006 Proxy Statement and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated February 22, 2005).

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

10.12
Employment Contract Termination Agreement, dated August 9, 2004, by and between Michael E. Ricketson, the Registrant, and the Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

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

Date: March 16, 2006
	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Bradford Burnette	Director	March 16, 2006
R. Bradford Burnette

/s/ Walter W. Carroll II	Director	March 16, 2006
Walter W. Carroll II

/s/ James L. Dewar, Jr.	Director, Chairman	March 16, 2006
James L. Dewar, Jr.

/s/ Michael H. Godwin	Director	March 16, 2006
Michael H. Godwin

/s/ Bill J. Jones	Director	March 16, 2006
Bill J. Jones

/s/ James B. Lanier, Jr.	Director	March 16, 2006
James B. Lanier, Jr.

/s/ John E. Mansfield, Jr.	Director	March 16, 2006
John E. Mansfield, Jr.

/s/ Kennith D. McLeod	Director	March 16, 2006
Kennith D. McLeod, CPA

/s/ Douglas W. McNeil	Director	March 16, 2006
Douglas W. McNeil

/s/ Paul E. Parker	Director	March 16, 2006
Paul E. Parker

/s/ F. Ferrell Scruggs, Sr.	Director	March 16, 2006
F. Ferrell Scruggs, Sr.

/s/ John M. Simmons	Director	March 16, 2006
John M. Simmons

/s/ Joe P. Singletary, Jr.	Director	March 16, 2006
Joe P. Singletary, Jr.

/s/ Donald J. Torbert, Jr.	Executive Vice President and	March 16, 2006
Donald J. Torbert, Jr., CPA	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ M. Burke Welsh, Jr.	Director, President and	March 16, 2006
M. Burke Welsh, Jr.	Chief Executive Officer
(Principal Executive Officer)