Form 10-Q
period 2006-03-31
PAB BANKSHARES INC
filed 2006-05-10
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006 - Commission File Number 00-25422

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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock at April 28, 2006 was 9,513,157 shares.

i

PART I.  FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$23,574,939	$21,196,183
Interest-bearing deposits in other banks	676,463	3,077,900
Federal funds sold	63,482,480	42,578,849
Investment securities	167,835,580	157,454,725

Loans	764,090,473	752,938,145
Allowance for loan losses	(11,185,616)	(11,079,193)
Net loans	752,904,857	741,858,952

Premises and equipment, net	18,481,594	18,511,163
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,174,326	11,080,722
Foreclosed assets	211,874	41,774
Other assets	14,840,138	15,541,495

Total assets	$1,059,166,855	$1,017,326,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$107,200,233	$107,917,453
Interest-bearing demand and savings	301,662,335	284,125,557
Time	446,360,982	423,637,732
Total deposits	855,223,550	815,680,742

Federal funds purchased and securities sold under agreements to repurchase	6,500,167	6,317,135
Advances from the Federal Home Loan Bank of Atlanta	90,683,037	90,043,598
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	7,475,828	7,974,109
Total liabilities	970,192,582	930,325,584

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,512,767 and 9,469,017 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	28,422,949	28,126,032
Retained earnings	60,994,362	58,872,179
Accumulated other comprehensive loss	(1,660,103)	(1,214,493)
Total stockholders' equity	88,974,273	87,000,783

Total liabilities and stockholders' equity	$1,059,166,855	$1,017,326,367

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Interest income:
Interest and fees on loans	$15,400,623	$10,836,772
Interest and dividends on investment securities:
Taxable	1,769,979	1,296,825
Nontaxable	155,162	81,899
Other interest income	521,825	251,847
Total interest income	17,847,589	12,467,343

Interest expense:
Interest on deposits	5,933,020	3,013,561
Interest on Federal Home Loan Bank advances	772,634	682,882
Interest on other borrowings	250,359	197,850
Total interest expense	6,956,013	3,894,293

Net interest income	10,891,576	8,573,050

Provision for loan losses	-	460,200
Net interest income after provision for loan losses	10,891,576	8,112,850

Other income:
Service charges on deposit accounts	951,547	922,055
Other fee income	354,701	300,708
Securities transactions, net	(429,732)	-
Other noninterest income	164,167	124,618
Total other income	1,040,683	1,347,381

Other expenses:
Salaries and employee benefits	4,299,456	3,490,325
Occupancy expense of premises	471,338	469,207
Furniture and equipment expense	508,643	503,152
Other noninterest expense	1,476,294	1,302,640
Total other expenses	6,755,731	5,765,324

Income before income tax expense	5,176,528	3,694,907
Income tax expense	1,865,183	1,216,258

Net income	$3,311,345	$2,478,649

Earnings per common share:
Basic	$0.35	$0.26
Diluted	$0.34	$0.26

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net income	$3,311,345	$2,478,649

Other comprehensive income (loss):
Unrealized holding losses arising during the period, net of tax benefit of $390,350 and $471,625	(724,936)	(915,506)
Reclassification adjustment for losses included in net income, net of tax benefit of $150,406 and $0	279,326	-
	(445,610)	(915,506)

Comprehensive income	$2,865,735	$1,563,143

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 (Unaudited) AND YEAR ENDED DECEMBER 31, 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total

Balance, December 31, 2004	9,495,320	$1,217,065	$29,143,017	$50,938,254	$(298,452)	$80,999,884
Net income	-	-	-	12,452,723	-	12,452,723
Other comprehensive loss	-	-	-	-	(916,041)	(916,041)
Cash dividends declared, $.475 per share	-	-	-	(4,518,798)	-	(4,518,798)
Stock acquired and cancelled under stock repurchase plan	(87,483)	-	(1,468,714)	-	-	(1,468,714)
Stock options exercised	61,180	-	451,729	-	-	451,729
Balance, December 31, 2005	9,469,017	1,217,065	28,126,032	58,872,179	(1,214,493)	87,000,783
Net income	-	-	-	3,311,345	-	3,311,345
Other comprehensive loss	-	-	-	-	(445,610)	(445,610)
Cash dividends declared, $.125 per share	-	-	-	(1,189,162)	-	(1,189,162)
Stock acquired and cancelled under stock repurchase plan	(27,676)	-	(532,689)	-	-	(532,689)
Compensation expense for stock options	-	-	80,618	-	-	80,618
Stock options exercised	71,426	-	748,988	-	-	748,988
Balance, March 31, 2006	9,512,767	$1,217,065	$28,422,949	$60,994,362	$(1,660,103)	$88,974,273

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,311,345	$2,478,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	472,611	545,317
Provision for loan losses	-	460,200
Net realized loss on securities transactions	429,732	-
(Gain) loss on disposal of assets	(4,799)	2,518
Compensation expense related to stock options	80,618	-
Increase in cash value of bank-owned life insurance	(93,604)	(79,499)
Decrease in deferred compensation accrual	(3,988)	(3,682)
Decrease in retirement accruals	(56,979)	(88,838)
Net change in taxes receivable and taxes payable	1,865,183	1,216,258
Increase in interest receivable	(477,175)	(210,983)
Increase in interest payable	274,024	419,818
Net increase in prepaid expenses and other assets	(512,531)	(541,948)
Net decrease in accrued expenses and other liabilities	(1,677,109)	(877,489)
Net cash provided by operating activities	3,607,328	3,320,321

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	2,401,437	(15,335,935)
(Increase) decrease in federal funds sold	(20,903,631)	904,267
Purchase of debt securities	(25,837,385)	(8,172,409)
Proceeds from sales and calls of debt securities	12,672,706	6,800,000
Proceeds from maturities and paydowns of debt securities	2,891,538	3,604,600
Purchase of equity investments	(657,902)	(278,100)
Redemption of equity investments	338,600	-
Net increase in loans	(11,222,593)	(33,160,598)
Purchase of premises and equipment	(320,679)	(117,944)
Proceeds from disposal of assets	11,387	72,723
Net cash used in investing activities	(40,626,522)	(45,683,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	39,542,808	43,490,861
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	183,032	(5,756,295)
Advances from the Federal Home Loan Bank	8,000,000	1,470,000
Payments on Federal Home Loan Bank advances	(7,360,561)	(1,733,431)
Dividends paid	(1,183,628)	(949,532)
Proceeds from the exercise of stock options	748,988	320,177
Acquisition of stock under stock repurchase plans	(532,689)	(249,988)
Repurchase of preferred stock in REIT subsidiaries	-	(6,000)
Net cash provided by financing activities	39,397,950	36,585,792

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net increase (decrease) in cash and due from banks	$2,378,756	$(5,777,283)

Cash and due from banks at beginning of period	21,196,183	22,976,924

Cash and due from banks at end of period	$23,574,939	$17,199,641

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,681,989	$3,474,475
Taxes	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized losses on securities available for sale	$685,554	$1,387,131

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

Banking Locations	Number of Offices
South Georgia Market:	_______________________
Valdosta, Lowndes County, Georgia	3 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
North Georgia Market:
McDonough, Henry County, Georgia	1
Stockbridge, Henry County, Georgia	1
Oakwood, Hall County, Georgia	1
Athens, Clarke County, Georgia	1 (loan production office)
Atlanta, Cobb County, Georgia	1 (loan production office)
Snellville, Gwinnett County, Georgia	1 (loan production office)
Florida Market:
Ocala, Marion County, Florida	1
St. Augustine, St. Johns County, Florida	1 (loan production office)

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

In 1998, the Company formed two real estate investment trusts (each, a “REIT”) and two intermediate REIT holding companies as subsidiaries of the Bank. The REITs were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REITs. To comply with federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock paid an 8% annual dividend. Both the REITs and the REIT holding companies were liquidated and dissolved as of December 31, 2005, thus eliminating the minority interest that had previously been included in other liabilities. The total minority interest of the REITs included in other liabilities at March 31, 2005 was $109,000.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of foreclosed assets, and the computation of deferred taxes.

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

The components used to calculate basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 follow.

	Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Net income	$3,311,345	$2,478,649

Weighted average common shares outstanding	9,484,570	9,498,988

Earnings per common share	$0.35	$0.26

Diluted earnings per share:
Net income	$3,311,345	$2,478,649

Weighted average common shares outstanding	9,484,570	9,498,988
Effect of dilutive stock options	228,063	149,642
Weighted average diluted common shares outstanding	9,712,633	9,648,630

Earnings per common share	$0.34	$0.26

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At March 31, 2006, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant. Both plans provide for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1994 Employee Stock Option Plan, the Board of Directors was able to grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. The 1994 Employee Stock Option Plan expired in 2004. Under the 1999 Stock Option Plan, the Board of Directors may grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company. On February 28, 2006, the Company’s Board of Directors adopted, subject to approval of shareholders at our annual meeting of shareholders to be held May 23, 2006, an amendment to the 1999 Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments. If the amendment to the 1999 Plan is adopted by our shareholders, 815,016 shares would be available for grant under the 1999 Stock Option Plan, as of March 31, 2006.

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R. In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FASB No. 123R, prior period amounts were not restated. FASB No. 123R also requires the tax benefits associated with these stock-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

As a result of adopting FASB No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 decreased by $80,600 and $71,800, respectively, compared to accounting for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.36 and $0.35, respectively, if the Company had not adopted FASB No. 123R, compared to reported basic and diluted earnings per share of $0.35 and $0.34, respectively.

At March 31, 2006, there was approximately $795,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.85 years.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods, as if the Company had accounted for its employee stock options under the fair value method during the first quarter of 2005, is illustrated in the following table:

Three Months Ended March 31, 2005
_______________
Net income, as reported	$2,478,649
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42,964)
Pro forma net income	$2,435,685

Earnings per share:
Basic - as reported	$0.26
Basic - pro forma	$0.26
Diluted - as reported	$0.26
Diluted - pro forma	$0.25

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A summary of the status of the two fixed stock option plans at March 31, 2006 and December 31, 2005 and changes during the periods ended on those dates follows.

	Quarter ended March 31, 2006		Year ended December 31, 2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of period	703,597	$11.91	651,777	$11.03
Granted	26,000	18.50	122,500	14.57
Exercised	(71,426)	10.49	(61,180)	7.38
Forfeited	(800)	13.94	(9,500)	13.16
Under option, end of period	657,371	$12.33	703,597	$11.91

Exercisable at end of period	446,599	$11.95	477,295	$11.73

Weighted-average fair value per option of options granted during the period		$6.05		$4.41
Total intrinsic value of options exercised during the period		$672,000		$439,000
Weighted average remaining contractual term of exercisable options at end of the period		4.17 years		4.16 years
Aggregate intrinsic value of exercisable options at end of the period		$3,339,000		$3,113,000

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A summary of the status of the nonvested options in the two fixed stock option plans at March 31, 2006 and changes during the period ended on that date follows.

	Quarter ended March 31, 2006
	Number	Weighted- Average Grant-Date Fair Value
Nonvested, beginning of period	226,302	$4.07
Granted	26,000	6.05
Vested	(40,730)	3.90
Forfeited	(800)	4.26
Nonvested, end of period	210,772	$4.35

Total fair value of options vested during period		$159,000

A further summary of the options outstanding at March 31, 2006 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 7.70 - 9.38	145,999	5.78	$8.33	98,799	$8.58
10.01 - 10.60	170,372	3.80	10.32	145,300	10.29
10.71 - 13.94	136,100	5.58	12.99	90,900	12.77
14.00 - 16.99	140,000	6.07	15.60	87,200	15.99
17.67 - 21.63	64,900	7.03	18.13	24,400	17.97
	657,371	5.41	12.33	446,599	11.95

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatilities are based on historical volatility of the Company’s stock. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Quarter ended March 31, 2006	Year ended December 31, 2005
	__________________	__________________
Risk-free interest rate	4.39%	3.95% - 4.27%
Expected life of the options	10 years	7 - 10 years
Expected dividends (as a percentage of the fair value of the stock)	2.74%	3.05% - 3.08%
Expected volatility	31.44%	32.68% - 35.29%

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “contemplate”, “continue”, “project”, “predict”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by The Park Avenue Bank; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (7) adverse changes may occur in the bond and equity markets; (8) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (9) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (10) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (11) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Our operating subsidiary, The Park Avenue Bank, is a $1.06 billion community bank with 17 branches and four loan production offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan areas. We provide traditional banking products and services to commercial and individual customers in our markets. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market. Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our “South Georgia” market. Our offices in Henry, Hall, Clarke, Cobb and Gwinnett counties are referred to collectively as our “North Georgia” market. Our offices in Marion and St. Johns counties are collectively referred to as our “Florida” market. In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury”.

FINANCIAL CONDITION

During the three months ended March 31, 2006, our total assets increased $41.8 million, or 16.7% on an annualized basis, to $1.06 billion, and our total deposits increased $39.5 million, or 19.7% on an annualized basis, to $855.2 million. We had a $22.7 million, or 5.0%, increase in time deposits and an $11.2 million, or 7%, increase in money market accounts during the quarter. The additional deposits were used to fund $11.2 million in new loan growth and to increase our investment securities portfolio by $10.4 million. This is the sixth consecutive quarter that we have reported double-digit year over year asset growth. Our growth can be attributed to our presence in some of the fastest growing markets in the Southeastern United States and strong production from our seasoned bankers.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Mar-06	Dec-05	Sep-05	Jun-05	Mar-05
	(Dollars In Thousands)
Commercial and financial	$47,164	$50,860	$55,536	$60,127	$54,512
Agricultural (including loans secured by farmland)	53,368	55,830	45,759	32,475	27,237
Real estate - construction	290,863	268,629	257,522	228,539	198,815
Real estate - commercial	229,236	231,601	206,910	227,079	232,672
Real estate - residential	123,902	127,326	145,395	151,033	147,508
Installment loans to individuals and other loans	20,836	20,380	22,239	22,663	20,585
	765,369	754,626	733,361	721,916	681,329
Deferred loan fees and unearned interest, net	(1,279)	(1,688)	(1,816)	(2,282)	(1,721)
	764,090	752,938	731,545	719,634	679,608
Allowance for loan losses	(11,186)	(11,079)	(10,768)	(10,460)	(9,867)
	$752,904	$741,859	$720,777	$709,174	$669,741

The following table summarizes our loan and deposit portfolios classified by type and market as of March 31, 2006.

As of March 31, 2006	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$30,267	$16,339	$485	$73	$47,164
Agricultural (including loans secured by farmland)	45,102	6,389	1,877	-	53,368
Real estate - construction	52,958	197,207	40,566	132	290,863
Real estate - commercial	87,055	117,627	17,429	7,125	229,236
Real estate - residential	91,943	25,627	4,948	1,384	123,902
Installment loans to individuals and other loans	16,620	1,336	125	2,755	20,836
	323,945	364,525	65,430	11,469	765,369
Deferred loan fees and unearned interest, net	(84)	(708)	(498)	11	(1,279)
Total loans	$323,861	$363,817	$64,932	$11,480	$764,090
Percent of total	42.4%	47.6%	8.5%	1.5%	100.0%

Deposits
Noninterest-bearing demand	$81,739	$13,542	$6,457	$5,462	$107,200
Interest-bearing demand and savings	230,558	44,806	25,205	1,094	301,663
Time	245,975	59,541	98,180	42,665	446,361
Total deposits	$558,272	$117,889	$129,842	$49,221	$855,224
Percent of total	65.3%	13.8%	15.2%	5.7%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $57.8 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

Stockholders’ equity was 8.4% of total assets at quarter end. Total equity increased $2.0 million, or 2.27%, during the quarter due primarily to the retention of earnings. The Company earned $3.31 million and declared $1.19 million in dividends during the quarter. We declared a $0.125 per common share dividend for the first quarter 2006, which is consistent with the $0.125 per common share dividend paid for the fourth quarter of 2005, and a 14% increase from the $0.11 per common share dividend paid in the first quarter of 2005. Our dividend payout ratio for the first quarter of 2006 was 35.91%, compared to 42.27% for the first quarter of 2005.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2006 was $3.31 million, or $0.34 per diluted share, as compared to $2.48 million, or $0.26 per diluted share, during the same period in 2005. The $833,000, or 33.6%, increase in net income is the net result of a $2,319,000 increase in net interest income (or $2,360,000 on a taxable-equivalent basis) and a $460,000 decrease in the provision for loan losses, offset by a $307,000 decrease in other income, a $990,000 increase in other expenses, and a $649,000 increase in income tax expense.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended March 31, 2006, our net interest income on a taxable-equivalent basis was $10.98 million, a 27.4% increase over the $8.62 million in net interest income for the first quarter of 2005. The increase in net interest income is due to an increase in volume and an increase in interest rates. During the first quarter of 2006, our average earning assets were 17.1% higher compared to the same period in 2005. The average balances of our interest-bearing liabilities increased by 19.8% to fund the asset growth. As short-term interest rates rose during 2005 and into the first quarter of 2006, the average yield on our earning assets increased 136 basis points from 6.09% during the first quarter of 2005, to 7.45% for the first quarter of 2006. However, the average rates paid for our funds increased 112 basis points from 2.26% during the first quarter of 2005, to 3.38% for the first quarter of 2006. As a result of these rate increases, our net interest spread improved by 24 basis points from 3.83% during the first quarter of 2005, to 4.07% for the same period in 2006.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the first quarter of 2006 was 4.56%, 11 basis points higher than our net interest margin of 4.45% for the fourth quarter of 2005, and 37 basis points higher than the 4.19% recorded for the first quarter of 2005. If we continue to grow the balance sheet, and the steady increases in short-term interest rates were to end or revert to lower interest rates, we would expect to have tighter net interest spreads. A flat or inverted interest rate curve and incrementally higher cost of funds needed for such growth will also have an impact on our profitability.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2006 and 2005. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,		2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
_______________________________________	(Dollars In Thousands)
Interest-earning assets:
Loans	$761,900	$15,400	8.20%	$665,750	$10,836	6.60%
Investment securities:
Taxable	149,384	1,770	4.81%	117,117	1,297	4.49%
Nontaxable	16,592	239	5.83%	8,395	124	6.00%
Other short-term investments	47,823	522	4.43%	42,189	252	2.42%
Total interest-earning assets	$975,699	$17,931	7.45%	$833,451	$12,509	6.09%

Interest-bearing liabilities:
Demand deposits	$253,655	$1,595	2.55%	$193,108	$496	1.04%
Savings deposits	40,618	112	1.12%	42,453	63	0.60%
Time deposits	435,036	4,226	3.94%	343,035	2,454	2.90%
FHLB advances	89,139	773	3.52%	98,694	683	2.81%
Notes payable	10,310	219	8.63%	10,310	168	6.60%
Other short-term borrowings	6,304	31	1.99%	9,711	30	1.25%
Total interest-bearing liabilities	$835,062	$6,956	3.38%	$697,311	$3,894	2.26%

Interest rate spread			4.07%			3.83%

Net interest income		$10,975			$8,615

Net interest margin			4.56%			4.19%

Provision for Loan Losses
At March 31, 2006, the allowance for loan losses as a percentage of total loans was 1.46%, compared to 1.47% at December 31, 2005. The decrease is due to the increase in outstanding loans of $11.2 million, offset by the $107,000 in net recoveries of previous bad debts during the quarter. Due to the net recoveries, we did not provide any additional provision to the allowance for loan losses during the quarter. Our nonperforming loans decreased $81,000, or 1.0%, during the quarter from $7.86 million at year-end to $7.78 million as of March 31, 2006. One loan relationship, which was placed on nonaccrual status in the first quarter of 2005, accounts for 90.8% of this total. Subsequent to quarter-end, we foreclosed on the real estate securing this loan relationship. We have a contract to sell the majority of this real estate during the second quarter of 2006. Although the amount of recovery is uncertain, the deficiency on any remaining principal, interest and fees will continue to be pursued through collection efforts and insurance claims.

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Mar-06	Dec-05	Sep-05	Jun-05	Mar-05
_______________________________________________	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$7,760	$7,856	$7,446	$7,534	$6,531
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	17	2	20	9	6
Troubled debt restructurings not included above	-	-	-	-	-
Other impaired loans	-	-	-	-	-
Total nonperforming loans	$7,777	$7,858	$7,466	$7,543	$6,537

Total nonperforming loans as a percentage of total loans	1.02%	1.04%	1.02%	0.91%	0.96%

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

Other Income
A summary of noninterest income follows:

For the Three Months Ended March 31,	2006	2005
	Amount	Amount	Percent Change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$951	$922	3.1%
Mortgage origination fees	116	105	10.5%
Securities transactions, net	(430)	-	100.0%
Earnings on bank-owned life insurance	94	79	19.0%
Gain (loss) on disposal of assets	2	(3)	-166.7%
Other noninterest income	308	244	26.2%
Total noninterest income	$1,041	$1,347	-22.7%

Noninterest income (annualized) as a percentage of average assets	0.40%	0.60%

During the first quarter of 2006, we sold $12.0 million lower-yield, cash flow bonds and replaced them with higher-yield, call protected bonds to protect us in a declining interest rate environment. We incurred a net loss of $430,000 on these securities transactions that we expect to recover in the form of an increase in interest income over the next few years. Excluding the net loss on securities transactions, total noninterest income increased $124,000 for the first quarter of 2006 compared to the same period in 2005. Mortgage origination fees increased slightly due to a higher demand for secondary mortgage products and an effort by our mortgage lenders to increase volume. Earnings on bank-owned life insurance increased primarily as a result of a higher rate of return on these policies compared to 2005. Increased ATM fees and check order revenue also helped to improve our level of other noninterest income.

Other Expenses
A summary of noninterest expense follows:

For the Three Months Ended March 31,	2006	2005
	Amount	Amount	Percent Change
	(Dollars In Thousands)
Noninterest expenses:
Salaries and wages	$3,723	$3,125	19.1%
Deferred loan costs	(430)	(391)	10.0%
Employee benefits	1,006	756	33.1%
Net occupancy expense of premises	471	469	0.4%
Furniture and equipment expense	509	503	1.2%
Advertising and business development	176	127	38.6%
Supplies and printing	152	115	32.2%
Telephone and internet charges	104	85	22.4%
Postage and courier	150	175	-14.3%
Legal and accounting fees	106	107	-0.9%
Director fees and expenses	136	96	41.7%
Service charges and fees	120	127	-5.5%
Other noninterest expense	533	471	13.2%
Total noninterest expense	$6,756	$5,765	17.2%

Noninterest expense (annualized) as a percentage of average assets	2.61%	2.58%

Salaries and wages expense and employee benefits were up for the quarter due primarily to the increase in the number of full-time equivalents from 287 in March of 2005 to 305 in March of 2006. We staffed and opened two loan production offices between March 31, 2005 and March 31, 2006. We also hired several experienced bankers in the fourth quarter of 2005, including two executive officers and three additional lenders in our North Georgia market. We also incurred $80,600 of stock option compensation expense during the first quarter of 2006, due to the implementation of FAS 123R. (See Note 4 - Stock Plans and Stock-Based Employee Compensation in the Notes to the Consolidated Financial Statements for further discussion of FAS 123R). Deferred loan cost, a credit against salaries and wages, increased and resulted in a decrease in expense reported during the period. The increase in the deferral of direct loan costs is due to an increase in loan volume experienced during 2006 compared to the same period in 2005.

Advertising and business development expense increased due to our focus on marketing and growing our franchise. We incurred higher supplies and printing in the first quarter of 2006, compared to 2005, due to additional data processing supplies and small data processing equipment purchases. These increases are also related to having two additional loan production offices open after the first quarter of 2005.

Director fees and expenses increased 41.7% due to an increase in the fee structure, including quarterly retainers paid to our directors. During March 2006, we also incurred additional expenses for a director strategic planning session.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 36.0% and 32.9% for the three-month periods ended March 31, 2006 and 2005, respectively. This increase is attributable to several items. During the fourth quarter of 2005, we liquidated and dissolved our REITs and our REIT holding companies, which had previously allowed us to realize state income tax benefits. We also shifted into the highest corporate tax bracket near the end of 2005.

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

At March 31, 2006, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 23.2%, compared to 21.4% at December 31, 2005. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first three months of 2006, we utilized the $39.5 million in deposit growth and $3.6 million in cash flows from operations to fund the $20.9 million increase in liquid assets, $11.2 million growth in loans and $1.2 million in dividends paid during the first three months of 2006. We expect to continue our strategy of being more aggressive with our in-market deposit campaigns in an effort to reduce our dependency on non-core funding.

We entered into an agreement in December 2005 to purchase 1.54 acres of land in Oconee County, Georgia, directly across the line from Athens-Clarke County, for $1.54 million. We plan to allocate $900,000 to build and furnish a full-service branch at this location during 2006. Subsequent to quarter end, we completed the acquisition of the land and accepted a construction contract to build the facility. We expect the branch will be open for business in the fourth quarter of 2006.

Contractual Obligations
Summarized below are our contractual obligations as of March 31, 2006.
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$90,683	$5,652	$1,217	$5,498	$78,316
Operating Lease Obligations	512	205	303	4	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$101,505	$5,857	$1,520	$5,502	$88,626

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2006 and December 31, 2005 are as follows:

	Mar-06	Dec-05
Commitments to extend credit	$154,171,000	$144,717,000
Standby letters of credit	$7,401,000	$9,787,000

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by our regulators. At March 31, 2006, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at March 31, 2006.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	12.4%	12.3%	8.0%
Tier 1 Capital to Risk Weighted Assets	11.1%	11.0%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.2%	9.2%	4.0%

On May 24, 2005, the Company’s Board of Directors renewed its annual plan to repurchase up to 400,000 shares of the Company’s common stock over the next twelve-month period. We plan to use cash on hand to repurchase our shares on the open market. At March 31, 2006, we had $2.78 million in cash on hand. During the first quarter of 2006, 27,676 shares had been repurchased at an average price of $19.25. The expiration date for this plan is May 24, 2006, however we expect to renew the plan for another year prior to its expiration.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our 2005 Annual Report on Form 10-K. The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended March 31, 2006.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. At March 31, 2006, our one-year management-adjusted gap ratio of 1.25 was outside of our policy guidelines. However, it is more neutral than our one-year gap position of 1.65 at March 31, 2005. In 2002, after suffering through a period of rapidly declining interest rates that compressed our net interest margins by 103 basis points from 4.52% in 2000 to 3.49% in 2001, we positioned the Company’s balance sheet to an even more asset-sensitive position anticipating the eventual rise in interest rates from those historic lows. In doing so, we have contributed to improving our net interest margin in each successive year. As we look forward, anticipating an eventual downturn in interest rates, we have begun to reduce the level of asset-sensitivity on the Company’s balance sheet. We are also considering the possibility of utilizing off-balance-sheet swaps and floors to hedge our interest rate risk in a declining interest rate environment.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$614,725	$642,973	$683,779
Rate Sensitive Liabilities (RSL)	441,616	516,093	650,036
RSA minus RSL (Gap)	$173,109	$126,880	$33,743

Gap Ratio (RSA/RSL)	1.39	1.25	1.05

Management-Adjusted
Rate Sensitive Assets (RSA)	$619,156	$651,146	$698,106
Rate Sensitive Liabilities (RSL)	294,480	368,957	558,801
RSA minus RSL (Gap)	$324,676	$282,189	$139,305

Gap Ratio (RSA/RSL)	2.10	1.76	1.25

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. As of quarter end, the simulation model projected net interest income would increase 14.7% over the next year if market rates immediately rose by 200 basis points. On the other hand, the model projected net interest income to decrease 12.1% over the next year if market rates immediately fell by 200 basis points. The high volatility in our results is due primarily to our asset-sensitive balance sheet mix and our behavioral assumptions for repricing and prepayment speeds. Our policy states that net interest income cannot be reduced by more than 10% using this analysis. However, as noted above, we positioned our balance sheet in order to benefit from the rising rate environment. We intend to reduce our earnings volatility to be in compliance with our policy limits over the next six-to-twelve months by reducing our asset-sensitivity and possibly through off-balance-sheet hedging instruments.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market Rate Change	Effect on Net Interest Income
	Gradual	Immediate
+300 bps	13.56%	23.52%
+200 bps	11.53%	14.74%
+100 bps	6.26%	6.70%
-100 bps	-4.61%	-4.91%
-200 bps	-8.93%	-12.09%
-300 bps	-10.79%	-18.92%

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
	____________	_________	_______________________	_______________________
	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs [1]
January	8,100	$18.69	8,100	322,109
February	16,913	19.49	16,913	305,196
March	2,663	19.42	2,663	302,533
Total	27,676	$19.25	27,676	302,533

[1]	On May 24, 2005, the Board of Directors renewed its annual plan to repurchase up to 400,000 shares of the Company's common stock over the next twelve month period. The plan will expire May 24, 2006.

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

PAB BANKSHARES, INC.
Registrant
__________	_______	____________	__________
	Date:	May 10, 2006	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

______________
	Date:	May 10, 2006	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)