Form 10-Q
period 2006-06-30
PAB BANKSHARES INC
filed 2006-08-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006 - Commission File Number 000-25422
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at July 31, 2006 was 9,501,280 shares.

i

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
Cash and due from banks	$24,546,488	$21,196,183
Interest-bearing deposits in other banks	748,051	3,077,900
Federal funds sold	9,380,205	42,578,849
Investment securities	175,955,954	157,454,725

Loans	803,035,130	752,938,145
Allowance for loan losses	(10,902,972)	(11,079,193)
Net loans	792,132,158	741,858,952

Premises and equipment, net	20,082,330	18,511,163
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,270,676	11,080,722
Foreclosed assets	975,659	41,774
Other assets	18,970,345	15,541,495

Total assets	$1,060,046,470	$1,017,326,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$95,457,873	$107,917,453
Interest-bearing demand and savings	315,492,158	284,125,557
Time	445,827,915	423,637,732
Total deposits	856,777,946	815,680,742

Federal funds purchased and securities sold under agreements to repurchase	5,911,392	6,317,135
Advances from the Federal Home Loan Bank of Atlanta	90,485,482	90,043,598
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	7,644,407	7,974,109
Total liabilities	971,129,227	930,325,584

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized;
9,498,026 and 9,469,017 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	27,825,195	28,126,032
Retained earnings	63,304,245	58,872,179
Accumulated other comprehensive loss	(3,429,262)	(1,214,493)
Total stockholders' equity	88,917,243	87,000,783

Total liabilities and stockholders' equity	$1,060,046,470	$1,017,326,367

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Interest income
Interest and fees on loans	$16,823,683	$12,472,680	$32,224,306	$23,309,453
Interest and dividends on investment securities:
Taxable	1,902,010	1,329,477	3,671,992	2,626,304
Nontaxable	226,339	93,421	381,501	175,320
Other interest income	354,069	284,340	875,894	536,187
Total interest income	19,306,101	14,179,918	37,153,693	26,647,264

Interest expense
Interest on deposits	6,813,091	3,604,708	12,746,111	6,618,270
Interest on Federal Home Loan Bank advances	919,902	769,340	1,692,536	1,452,223
Interest on other borrowings	273,150	206,421	523,507	404,272
Total interest expense	8,006,143	4,580,469	14,962,154	8,474,765

Net interest income	11,299,958	9,599,449	22,191,539	18,172,499

Provision for loan losses	-	153,400	-	613,600
Net interest income after provision for loan losses	11,299,958	9,446,049	22,191,539	17,558,899

Other income
Service charges on deposit accounts	987,709	1,019,056	1,939,256	1,941,110
Other fee income	362,595	301,766	717,297	602,475
Securities transactions, net	(612)	(1,242)	(430,343)	(1,242)
Other noninterest income	207,230	138,442	371,397	263,061
Total other income	1,556,922	1,458,022	2,597,607	2,805,404

Other expenses
Salaries and employee benefits	4,637,363	3,886,195	8,936,819	7,376,520
Occupancy expense of premises	492,337	487,841	963,675	957,048
Furniture and equipment expense	513,699	526,399	1,022,341	1,029,552
Other noninterest expense	1,538,424	1,327,186	3,014,727	2,629,827
Total other expenses	7,181,823	6,227,621	13,937,562	11,992,947

Income before income tax expense	5,675,057	4,676,450	10,851,584	8,371,356
Income tax expense	2,082,940	1,549,392	3,948,123	2,765,650

Net income	$3,592,117	$3,127,058	$6,903,461	$5,605,706

Earnings per common share
Basic	$0.38	$0.33	$0.73	$0.59
Diluted	$0.37	$0.32	$0.71	$0.58

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$3,592,117	$3,127,058	$6,903,461	$5,605,706

Other comprehensive income (loss):
Unrealized loss on cash flow hedge during the period, net of tax of $3,255 and $0 for the quarter and $3,255 and $0 for the
year to date	(6,046)	-	(6,046)	-
Unrealized holding gains (losses) arising during the period, net of tax (benefit) of ($949,585) and $496,147 for the quarter and
($1,339,935) and $24,522 for the year to date	(1,763,510)	963,105	(2,488,446)	47,601
Reclassification adjustment for losses included in net
income, net of tax (benefit) of ($214) and ($422) for the quarter
and ($150,620) and ($422) for the year to date	397	820	279,723	820
	(1,769,159)	963,925	(2,214,769)	48,421

Comprehensive income	$1,822,958	$4,090,983	$4,688,692	$5,654,127

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2004	9,495,320	$1,217,065	$29,143,017	$50,938,254	$(298,452)	$80,999,884
Net income	-	-	-	12,452,723	-	12,452,723
Other comprehensive loss	-	-	-	-	(916,041)	(916,041)
Cash dividends declared,
$.475 per share	-	-	-	(4,518,798)	-	(4,518,798)
Stock acquired and cancelled
under stock repurchase plan	(87,483)	-	(1,468,714)	-	-	(1,468,714)
Stock options exercised	61,180	-	451,729	-	-	451,729
Balance, December 31, 2005	9,469,017	1,217,065	28,126,032	58,872,179	(1,214,493)	87,000,783
Net income	-	-	-	6,903,461	-	6,903,461
Other comprehensive loss	-	-	-	-	(2,214,769)	(2,214,769)
Cash dividends declared,
$.26 per share	-	-	-	(2,471,395)	-	(2,471,395)
Stock acquired and cancelled
under stock repurchase plan	(76,984)	-	(1,559,334)	-	-	(1,559,334)
Stock options expensed	-	-	161,836	-	-	161,836
Stock options exercised	105,993	-	1,096,661	-	-	1,096,661
Balance, June 30, 2006	9,498,026	$1,217,065	$27,825,195	$63,304,245	$(3,429,262)	$88,917,243

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,903,461	$5,605,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	902,090	1,101,065
Provision for loan losses	-	613,600
Net realized loss on securities transactions	430,343	1,242
(Gain) loss on disposal of assets	(12,798)	21,831
Compensation expense related to stock options	161,836	-
Increase in cash value of bank-owned life insurance	(189,954)	(162,662)
Increase (decrease) in deferred compensation accrual	77,743	(7,364)
Decrease in retirement accruals	(114,602)	(178,033)
Net change in taxes receivable and taxes payable	(76,864)	(580,350)
Increase in interest receivable	(1,110,158)	(666,657)
Increase in interest payable	213,817	429,761
Net increase in prepaid expenses and other assets	(690,359)	(313,512)
Net decrease in accrued expenses and other liabilities	(605,267)	(115,641)
Net cash provided by operating activities	5,889,288	5,748,986

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	2,329,849	(4,851,400)
Decrease in federal funds sold	33,198,644	20,546,003
Purchase of debt securities	(40,635,577)	(22,424,049)
Proceeds from sales and calls of debt securities	13,083,832	8,861,857
Proceeds from maturities and paydowns of debt securities	5,484,363	7,949,931
Purchase of equity investments	(665,147)	(302,300)
Redemption of equity investments	338,600	-
Net increase in loans	(57,368,894)	(72,798,775)
Purchase of premises and equipment	(2,325,888)	(453,576)
Proceeds from disposal of assets	6,174,601	129,665
Net cash used in investing activities	(40,385,617)	(63,342,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	41,097,204	69,370,121
Net decrease in federal funds purchased and securities sold under repurchase agreements	(405,743)	(7,863,589)
Advances from the Federal Home Loan Bank	33,000,000	38,318,600
Payments on Federal Home Loan Bank advances	(32,558,116)	(38,928,481)
Dividends paid	(2,372,788)	(1,997,153)
Proceeds from the exercise of stock options	1,096,661	347,427
Acquisition of stock under stock repurchase plans	(1,559,334)	(249,988)
Purchase of cash flow hedge derivative instrument	(451,250)	-
Repurchase of preferred stock in REIT subsidiaries	-	(8,000)
Net cash provided by financing activities	37,846,634	58,988,937

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)
	Six Months Ended June 30,
	2006	2005

Net increase in cash and due from banks	$3,350,305	$1,395,279

Cash and due from banks at beginning of period	21,196,183	22,976,924

Cash and due from banks at end of period	$24,546,488	$24,372,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$14,748,337	$8,045,004
Taxes	$4,024,987	$3,346,000

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$(3,398,038)	$73,364

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

Banking Locations	Number of Banking Offices
South Georgia Market:
Valdosta, Lowndes County, Georgia	1 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
North Georgia Market:
McDonough, Henry County, Georgia	1
Stockbridge, Henry County, Georgia	1
Oakwood, Hall County, Georgia	1
Athens, Clarke County, Georgia	1 (loan production office)
Atlanta, Cobb County, Georgia	1 (loan production office)
Snellville, Gwinnett County, Georgia	1 (loan production office)
Florida Market:
Ocala, Marion County, Florida	1
St. Augustine, St. Johns County, Florida	1 (loan production office)
Jacksonville, Duval County, Florida	1 (loan production office)

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

In 1998, the Company formed two real estate investment trusts (each, a “REIT”) and two intermediate REIT holding companies as subsidiaries of the Bank. The REITs were established to realize state income tax benefits and to provide the Bank with ready access to capital markets if additional capital were needed. The REIT holding companies were established to provide assistance in managing the Company’s investment in the REITs. To comply with federal tax law, a minority interest in the non-voting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company. The $500 par value preferred stock paid an 8% annual dividend. Both the REITs and the REIT holding companies were liquidated and dissolved as of December 31, 2005, thus eliminating the minority interest that had previously been included in other liabilities. The total minority interest of the REITs included in other liabilities at June 30, 2005 was $107,000.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The components used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2006 and 2005 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$3,592,117	$3,127,058	$6,903,461	$5,605,706

Weighted average common shares outstanding	9,511,395	9,526,343	9,498,057	9,512,741

Earnings per common share	$0.38	$0.33	$0.73	$0.59

Diluted earnings per share:
Net income	$3,592,117	$3,127,058	$6,903,461	$5,605,706

Weighted average common shares outstanding	9,511,395	9,526,343	9,498,057	9,512,741
Effect of dilutive stock options	210,702	145,602	221,581	147,871
Weighted average diluted common
shares outstanding	9,722,097	9,671,945	9,719,638	9,660,612

Earnings per common share	$0.37	$0.32	$0.71	$0.58

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s asset-liability management policy allows the use of certain derivative and financial instruments for hedging purposes in managing the Company’s interest rate risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. The most common derivative instruments include interest rate swaps, caps, floors and collars. The Company accounts for its derivative financial instruments under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the fair value of the floor is included in other assets in the Consolidated Statement of Condition.

In June 2006, the Company entered into its first derivative instrument, a $50 million notional amount, 3-year, 8.25% Prime floor contract to hedge against interest rate risk in a declining rate environment. The premium paid for this contract was $451,000. The contract is classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”). As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings. At June 30, 2006, the Company reported a $6,000 loss, net of a $3,000 tax effect, in other comprehensive income related to cash flow hedges. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three and six month periods ended June 30, 2006, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. A summary of the Company’s derivative financial instruments at June 30, 2006 is shown in the following table:

	Notional amount	Floor rate	Maturity in months	Estimated fair value at June 30, 2006	Net unrealized gains (losses)
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime- based floating rate loans	$50,000,000	8.25%	36	$442,000	$(9,000)
Total Derivative Instruments	$50,000,000	8.25%	36	$442,000	$(9,000)

NOTE 5.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At June 30, 2006, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant. Both plans provide for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment. Under the 1994 Employee Stock Option Plan, the Board of Directors was able to grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. The 1994 Employee Stock Option Plan expired in 2004. Under the 1999 Stock Option Plan, the Board of Directors may grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company. On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments. This amendment was approved at the Company’s annual meeting of shareholders on May 23, 2006. As of June 30, 2006, 805,016 shares were available for grant under the 1999 Stock Option Plan.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (continued)

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

As a result of adopting FASB No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 decreased by $81,200 and $72,200, respectively, compared to accounting for stock-based compensation under APB Opinion No. 25. The Company’s income before income taxes and net income for the six months ended June 30, 2006 decreased by $161,800 and $144,000, respectively, compared to accounting for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 would have been $0.39 and $0.38, respectively, if the Company had not adopted FASB No. 123R, compared to reported basic and diluted earnings per share of $0.38 and $0.37, respectively. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.74 and $0.73, respectively, if the Company had not adopted FASB No. 123R, compared to reported basic and diluted earnings per share of $0.73 and $0.71, respectively.

At June 30, 2006, there was approximately $714,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.67 years.

Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods as if the Company had accounted for its employee stock options under the fair value method is illustrated in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$3,127,058	$5,605,706
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(65,560)	(124,022)
Pro forma net income	$3,061,498	$5,481,685

Earnings per share:
Basic - as reported	$0.33	$0.59
Basic - pro forma	$0.32	$0.58
Diluted - as reported	$0.32	$0.58
Diluted - pro forma	$0.32	$0.57

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (continued)

A summary of the status of the two fixed stock option plans at June 30, 2006 and December 31, 2005 and changes during the periods ended on those dates follows.

	Quarter ended June 30, 2006		Six Months ended June 30, 2006		Year ended December 31, 2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of period	657,371	$12.33	703,597	$11.91	651,777	$11.03
Granted	10,000	19.00	36,000	18.64	122,500	14.57
Exercised	(34,567)	10.58	(105,993)	10.35	(61,180)	7.38
Forfeited	-	-	(800)	13.94	(9,500)	13.16
Under option, end of period	632,804	$12.55	632,804	$12.55	703,597	$11.91

Exercisable at end of period	413,032	$12.10	413,032	$12.10	477,295	$11.73

Weighted-average fair value per option of options granted during period		$5.94		$6.02		$4.41
Total intrinsic value of options exercised during the period		$340,000		$1,012,000		$439,000
Weighted average remaining contractual term of exercisable options at end of the period		4.18 years		4.18 years		4.16 years
Aggregate intrinsic value of exercisable options at end of period		$2,646,000		$2,646,000		$3,113,000

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (continued)

A summary of the status of the nonvested options in the two fixed stock option plans at June 30, 2006 and changes during the three and six month period ended on that date follows.

	Three Months ended June 30, 2006		Six Months ended June 30, 2006
	Number	Weighted- Average Grant-Date Fair Value	Number	Weighted- Average Grant-Date Fair Value
Nonvested, beginning of period	210,772	$4.35	226,302	$4.07
Granted	10,000	5.94	36,000	6.02
Vested	(1,000)	3.02	(41,730)	3.88
Forfeited	-	-	(800)	4.26
Nonvested, end of period	219,772	$4.44	219,772	$4.44

Total fair value of options vested during period		$3,000		$162,000

A further summary of the options outstanding at June 30, 2006 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$ 7.70 - 9.38	144,499	5.53	$8.33	97,699	$8.58
10.01 - 10.60	138,505	4.24	10.37	113,433	10.35
10.71 - 13.94	134,900	5.35	13.00	90,300	12.76
14.00 - 16.25	130,000	5.54	15.49	87,200	15.99
16.99 - 21.63	84,900	7.46	18.10	24,400	17.97
	632,804	5.47	12.55	413,032	12.10

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

	Quarter ended June 30, 2006	Six months ended June 30, 2006	Year ended December 31, 2005

Risk-free interest rate	4.85% - 4.86%	4.39% - 4.86%	3.95% - 4.27%
Expected life of the options	7 - 10 years	7 - 10 years	7 - 10 years
Expected dividends (as a percentage of the fair value of the stock)	2.73%	2.73% - 2.74%	3.05% - 3.08%
Expected volatility	32.19%	31.44% - 32.19%	32.68% - 35.29%

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation”, as well as oral statements made by PAB Bankshares, Inc. (“PAB”, and also referred to in this Report as either “the Company”, “we”, “us”, or “our”) or the officers, directors, or employees of PAB are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, branch expansion and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “contemplate”, “continue”, “project”, “predict”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by the Company’s subsidiary, The Park Avenue Bank (the “Bank”); (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (7) adverse changes may occur in the bond and equity markets; (8) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (9) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (10) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (11) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2005 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Our operating subsidiary, The Park Avenue Bank, is a $1.06 billion community bank with 17 branches and five loan production offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan areas. We provide traditional banking products and services to commercial and individual customers in our markets. Competition, regulation, credit risk and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market. Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our “South Georgia” market. Our offices in Henry, Hall, Clarke, Cobb and Gwinnett counties are referred to collectively as our “North Georgia” market. Our offices in Marion, St. Johns and Duval counties are collectively referred to as our “Florida” market. In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury.”

FINANCIAL CONDITION

The Company’s total assets increased $42.7 million, or 4.2%, during the six months ended June 30, 2006 to $1.06 billion from $1.02 billion at December 31, 2005. A $41.1 million, or 5.0%, increase in deposits fueled this growth. Time deposits increased $22.2 million, or 5.2%; interest-bearing demand deposits increased $31.4 million, or 11.0%; while non-interest bearing demand deposits decreased $12.5 million, or 11.6%. These new deposits are the result of a concentrated effort to grow deposits in each of our markets. Our loan portfolio increased $50.1 million, or 6.7%, during the first six months of 2006. Our loan growth can be attributed to our presence in some of the fastest growing markets in the Southeastern United States and strong production from our seasoned bankers.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Jun-06	Mar-06	Dec-05	Sep-05	Jun-05
	(Dollars In Thousands)
Commercial and financial	$53,185	$47,164	$50,860	$55,536	$60,127
Agricultural (including loans secured by farmland)	47,754	53,368	55,830	45,759	32,475
Real estate - construction	304,387	290,863	268,629	257,522	228,539
Real estate - commercial	251,966	229,236	231,601	206,910	227,079
Real estate - residential	127,020	123,902	127,326	145,395	151,033
Installment loans to individuals and other loans	19,966	20,836	20,380	22,239	22,663
	804,278	765,369	754,626	733,361	721,916
Deferred loan fees and unearned interest, net	(1,243)	(1,279)	(1,688)	(1,816)	(2,282)
	803,035	764,090	752,938	731,545	719,634
Allowance for loan losses	(10,903)	(11,186)	(11,079)	(10,768)	(10,460)
	$792,132	$752,904	$741,859	$720,777	$709,174

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan:

As of Quarter End	Jun-06	Mar-06	Dec-05	Sep-05	Jun-05
Commercial and financial	6.62%	6.17%	6.75%	7.59%	8.36%
Agricultural (including loans secured by farmland)	5.95%	6.98%	7.41%	6.26%	4.51%
Real estate - construction	37.89%	38.07%	35.68%	35.20%	31.76%
Real estate - commercial	31.38%	30.00%	30.76%	28.28%	31.55%
Real estate - residential	15.82%	16.22%	16.91%	19.88%	20.99%
Installment loans to individuals and other loans	2.49%	2.73%	2.71%	3.04%	3.15%
	100.15%	100.17%	100.22%	100.25%	100.32%
Deferred loan fees and unearned interest, net	-0.15%	-0.17%	-0.22%	-0.25%	-0.32%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-1.36%	-1.46%	-1.47%	-1.47%	-1.45%
Net loans	98.64%	98.54%	98.53%	98.53%	98.55%

Because we have a significant concentration in construction and development loans and commercial real estate loans we monitor and estimate trends in our real estate markets and periodically adjust our strategies and underwriting requirements manage the risks associated with these types of loans. Below is a table showing the collateral distribution of our construction and commercial real estate loans as of June 30, 2006.

	Construction and Development	% of Total		Commercial Real Estate	% of Total
	(Dollars in Thousands)
Acquisition and Development:			Owner-occupied:
1-4 family residential	$125,845	41.34%	Office	$32,255	12.80%
Commercial and multi-family	78,082	25.65%	Retail	29,224	11.60%
Construction:			Other	39,780	15.79%
1-4 family residential spec	30,495	10.02%	Not owner-occupied:
1-4 family residential pre-sold	3,216	1.06%	Office	24,498	9.72%
1-4 family residential other	10,428	3.43%	Retail	24,324	9.65%
Commercial owner-occupied	14,174	4.66%	Other	26,483	10.51%
Commercial not owner-occupied	12,377	4.07%	Other:
Hotel/motel	6,596	2.17%	Hotel/motel	17,583	6.98%
Multi-family properties	19,956	6.56%	Industrial	3,069	1.22%
Special purpose property	1,617	0.53%	Multi-family properties	17,382	6.90%
Other	1,601	0.53%	Special purpose property	37,368	14.83%
Total Construction and Development	$304,387	100.00%	Total Commercial Real Estate	$251,966	100.00%

The following table summarizes our loan and deposit portfolios classified by type and market as of June 30, 2006.

	South	North
As of June 30, 2006	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$32,899	$19,859	$352	$75	$53,185
Agricultural (including loans secured by farmland)	40,888	5,565	1,301	-	47,754
Real estate - construction	61,908	197,468	44,951	60	304,387
Real estate - commercial	86,489	133,229	24,701	7,547	251,966
Real estate - residential	96,225	24,787	4,083	1,925	127,020
Installment loans to individuals and other loans	17,024	1,368	129	1,445	19,966
	335,433	382,276	75,517	11,052	804,278
Deferred loan fees and unearned interest, net	(23)	(743)	(489)	12	(1,243)
Total loans	$335,410	$381,533	$75,028	$11,064	$803,035
Percentage of total	41.8%	47.5%	9.3%	1.4%	100.0%

Deposits
Noninterest-bearing demand	$73,570	$13,273	$3,624	$4,991	$95,458
Interest-bearing demand and savings	227,284	57,581	29,787	840	315,492
Time	247,792	60,620	100,585	36,831	445,828
Total deposits	$548,646	$131,474	$133,996	$42,662	$856,778
Percentage of total	64.0%	15.4%	15.6%	5.0%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $62.0 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

Stockholders’ equity was 8.4% of total assets at quarter end, a decrease compared to 8.6% at December 31, 2005. Total equity increased $1.9 million, or 2.2%, since December 31, 2005. This increase is primarily the net result of $6.9 million in earnings, less $2.5 million in dividends and $2.2 million in unrealized losses on investment securities. We paid a $0.125 per common share dividend for the first quarter 2006 and declared a $0.135 per common share dividend for the second quarter of 2006, compared to $0.11 and $0.12 per common share dividend paid for the first and second quarters of 2005, respectively. Our dividend payout ratios for the first and second quarters of 2006 were 35.91% and 35.70%, respectively, compared to 42.27% and 36.57% for the first and second quarters of 2005.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2006 was $3.59 million, or $0.37 per diluted share, as compared to $3.13 million, or $0.32 per diluted share, during the same period in 2005. The $465,000, or 14.9%, increase in net income is the net result of a $1,701,000 increase in net interest income (or $1,774,000 on a taxable-equivalent basis), a $153,000 decrease in the provision for loan losses and a $99,000 increase in other income, offset by a $954,000 increase in other expenses and a $534,000 increase in income tax expense. Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended June 30, 2006 were 1.36% and 15.93%, respectively, compared to 1.37% ROA and 14.89% ROE for the same period in 2005.

Net income for the six months ended June 30, 2006 was $6.90 million, or $0.71 per diluted share, as compared to $5.61 million, or $0.58 per diluted share, during the same period in 2005. The $1,298,000, or 23.2%, increase in net income is the net result of a $4,019,000 increase in net interest income (or $4,134,000 on a taxable-equivalent basis) and a $614,000 decrease in the provision for loan losses, offset by a $208,000 decrease in other income, a $1,945,000 increase in other expenses and a $1,182,000 increase in income tax expense. Our ROA and ROE for the six months ended June 30, 2006 were 1.33% and 15.51%, respectively, both an increase compared to 1.25% ROA and 13.55% ROE for the same period in 2005.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended June 30, 2006, our net interest income on a taxable-equivalent basis was $11.4 million, an 18.4% increase over the $9.6 million in net interest income for the second quarter of 2005. The increase in net interest income is due to an increase in loan volume and an increase in loan yields offset by an increase in interest-bearing deposits and an increase in rates paid for those deposits and FHLB advances. During the second quarter of 2006, our average earning assets were 15.4% higher compared to the same period in 2005. The average balances of our interest-bearing liabilities increased by 18.9% to fund the asset growth. As short-term interest rates rose during 2005 and the first half of 2006, the average yield on our earning assets increased 122 basis points from 6.62% for the second quarter of 2005, to 7.84% for the second quarter of 2006. However, the average rates paid for our funds increased 120 basis points from 2.54% for the second quarter of 2005, to 3.74% for the second quarter of 2006. As a result, our net interest spread widened by 2 basis points from 4.08% in the second quarter of 2005, to 4.10% for the same period in 2006.

For the six months ended June 30, 2006, our net interest income on a taxable-equivalent basis was $22.4 million, a 22.6% increase over the $18.3 million in net interest income for the same period in 2005. The increase in net interest income is due primarily to the same factors described above for the quarterly results.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the second quarter of 2006 was 4.61%, 12 basis points higher than the 4.49% recorded for the second quarter of 2005. If we continue to grow our earning assets, and the steady increases in short-term interest rates were to end or revert to lower interest rates, we would expect to have tighter net interest spreads and a decline in our net interest margin. A flat or inverted interest rate curve and incrementally higher cost of funds needed for such growth will also have an impact on our profitability.The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and six months ended June 30, 2006 and 2005. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended June 30,		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$787,332	$16,824	8.57%	$693,433	$12,473	7.21%
Investment securities:
Taxable	154,347	1,902	4.94%	120,741	1,329	4.42%
Nontaxable	23,685	348	5.90%	9,603	142	5.91%
Other short-term investments	28,809	354	4.93%	37,685	284	3.03%
Total interest-earning assets	$994,173	$19,428	7.84%	$861,462	$14,228	6.62%
Interest-bearing liabilities:
Demand deposits	$267,483	$2,037	3.05%	$198,141	$690	1.40%
Savings deposits	40,675	129	1.27%	43,559	74	0.68%
Time deposits	443,350	4,647	4.20%	364,083	2,841	3.13%
FHLB advances	90,612	920	4.07%	98,926	769	3.12%
Notes payable	10,310	226	8.81%	10,310	176	6.86%
Other short-term borrowings	5,781	47	3.24%	6,924	30	1.75%
Total interest-bearing liabilities	$858,211	$8,006	3.74%	$721,943	$4,580	2.54%

Interest rate spread			4.10%			4.08%
Net interest income		$11,422			$9,648
Net interest margin			4.61%			4.49%

For the Six Months Ended June 30,		2006			2005
	Interest		Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$774,686	$32,224	8.39%	$679,668	$23,310	6.92%
Investment securities:
Taxable	151,887	3,672	4.88%	118,939	2,626	4.45%
Nontaxable	20,158	587	5.87%	9,002	266	5.95%
Other short-term investments	38,263	876	4.62%	39,925	536	2.71%
Total interest-earning assets	$984,994	$37,359	7.65%	$847,534	$26,738	6.36%
Interest-bearing liabilities:
Demand deposits	$260,608	$3,632	2.81%	$195,638	$1,186	1.22%
Savings deposits	40,646	241	1.20%	43,009	137	0.64%
Time deposits	439,216	8,873	4.07%	353,617	5,296	3.02%
FHLB advances	89,879	1,692	3.80%	98,811	1,452	2.96%
Notes payable	10,310	446	8.72%	10,310	344	6.73%
Other short-term borrowings	6,041	78	2.59%	8,310	60	1.46%
Total interest-bearing liabilities	$846,700	$14,962	3.56%	$709,695	$8,475	2.41%

Interest rate spread			4.09%			3.95%
Net interest income		$22,397			$18,263
Net interest margin			4.59%			4.35%

Provision for Loan Losses
For the second consecutive quarter, the Company did not incur a provision for loan losses. Factors necessitating a need for a provision, such as loan growth, credit quality and concentration risks were offset by a significant improvement in the level of nonperforming loans during the quarter. At June 30, 2006, the allowance for loan losses as a percentage of total loans was 1.36%, compared to 1.47% at December 31, 2005. The decrease in the ratio is due to a $50.1 million increase in outstanding loans and $176,000 in net charge-offs for the year to date. Our nonperforming loans decreased $7.3 million, or 94.4%, during the quarter from $7.8 million at March 31, 2006 to $435,000 as of June 30, 2006. During the second quarter of 2006, we foreclosed on a commercial real estate relationship with an outstanding balance of $7.1 million at March 31, 2006. We charged-off $274,000 and sold three of the four properties foreclosed upon during the quarter. The remaining parcel is included in other real estate owned on our Consolidated Statement of Condition at a value of $765,000 at June 30, 2006.

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Jun-06	Mar-06	Dec-05	Sep-05	Jun-05
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$412	$7,760	$7,856	$7,446	$7,534
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	23	17	2	20	9
Total nonperforming loans	$435	$7,777	$7,858	$7,466	$7,543
Total nonperforming loans as a percentage of
total loans	0.05%	1.02%	1.04%	1.02%	0.91%

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

Other Income
A summary of noninterest income follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Pct. Chg.	2006	2005	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$987	$1,019	-3.1%	$1,939	$1,941	-0.1%
Mortgage origination fees	160	130	23.1%	276	235	17.4%
Securities transactions, net	(1)	(1)	0.0%	(430)	(1)	42900.0%
Earnings on bank-owned life insurance	96	83	15.7%	190	162	17.3%
Gain (loss) on disposal of assets	8	(19)	142.1%	10	(22)	145.5%
Other noninterest income	307	246	24.8%	613	490	25.1%
Total noninterest income	$1,557	$1,458	6.8%	$2,598	$2,805	-7.4%
Noninterest income as a percentage of average assets (annualized)	0.59%	0.63%		0.50%	0.61%

During the first quarter of 2006, we sold $12.0 million lower-yield, cash flow bonds and replaced them with higher-yield, call protected bonds to protect us in a declining interest rate environment. We incurred a net loss of $430,000 on these securities transactions that we expect to recover in the form of an increase in interest income over the next few years. Excluding the net loss on securities transactions, total noninterest income increased $223,000, or 7.9%, for the first six months of 2006 compared to the same period in 2005. Mortgage origination fees increased due to a higher demand for secondary mortgage products and an effort by our mortgage lenders to increase volume. Earnings on bank-owned life insurance increased primarily as a result of a higher rate of return on these policies compared to 2005. Increased ATM fees, check order revenue and rental income also helped to improve our level of other noninterest income in 2006.

Other Expenses
A summary of noninterest expense follows:
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Pct. Chg.	2006	2005	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$3,917	$3,441	13.8%	$7,640	$6,565	16.4%
Deferred loan cost	(449)	(377)	19.1%	(879)	(767)	14.6%
Employee benefits	1,170	823	42.2%	2,175	1,579	37.7%
Net occupancy expense of premises	492	488	0.8%	964	957	0.7%
Furniture and equipment expense	514	526	-2.3%	1,022	1,030	-0.8%
Advertising and business development	126	131	-3.8%	302	258	17.1%
Supplies and printing	115	124	-7.3%	267	239	11.7%
Telephone and internet charges	116	88	31.8%	221	174	27.0%
Postage and courier	127	135	-5.9%	277	311	-10.9%
Legal and accounting fees	114	103	10.7%	220	209	5.3%
Director fees and expenses	98	95	3.2%	234	191	22.5%
Service charges and fees	129	130	-0.8%	249	257	-3.1%
Other noninterest expense	713	521	36.9%	1,246	990	25.9%
Total noninterest expense	$7,182	$6,228	15.3%	$13,938	$11,993	16.2%
Noninterest expense as a percentage
of average assets (annualized)	2.72%	2.71%		2.67%	2.61%

Salaries and wages expense and employee benefits were up for the quarter due primarily to the increase in the number of full-time equivalent employees from 291 at June 30, 2005 to 314 at June 30, 2006. We staffed and opened two loan production offices between June 30, 2005 and June 30, 2006. We also hired several experienced bankers in the fourth quarter of 2005, including two executive officers and three additional lenders in our North Georgia market. We have also incurred $162,000 in stock option compensation expense during the first six months of 2006, due to the implementation of FAS 123R. (See Note 4 - Stock Plans and Stock-Based Employee Compensation in the Notes to the Consolidated Financial Statements for further discussion of FAS 123R). Deferred loan cost, which is a credit against salaries and wages, increased and resulted in a decrease in expense reported during the period. The increase in the deferral of direct loan costs is due to an increase in loan volume experienced during 2006 compared to the same period in 2005.

Advertising and business development expense increased for the first six months on 2006 due to our focus on marketing and growing our franchise. Director fees and expenses increased 22.5% for the first six months, compared to 2005, due to an increase in the fee structure, including quarterly retainers paid to our directors. We also incurred additional expenses for a director strategic planning session during March 2006.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 36.7% and 33.1% for the three-month periods ended June 30, 2006 and 2005, respectively. For the six-month period ended June 30, 2006 and 2005, income tax expense as a percentage of net income before taxes was 36.4% and 33.0%, respectively. These increases are attributable to several items. During the fourth quarter of 2005, we liquidated and dissolved our REITs and our REIT holding companies, which had previously allowed us to realize state income tax benefits. During the second quarter of 2006, we incurred additional Georgia income tax expense as a result of filing an unconsolidated tax return with our banking subsidiary, The Park Avenue Bank. We also shifted into the highest federal corporate tax bracket near the end of 2005.

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

At June 30, 2006, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 19.8%, compared to 21.4% at December 31, 2005. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

We funded the $50.1 million growth in loans, an $18.5 million increase in investments and a $12.5 million decrease in noninterest-bearing demand deposits during the first six months of 2006 by utilizing the $53.6 million increase in interest-bearing demand, savings and time deposits, and decreasing our federal funds by $33.2 million.

During the first quarter of 2006, we acquired 1.54 acres of land in Oconee County, Georgia, directly across the line from Athens-Clarke County for $1.54 million. We have spent approximately $150,000 towards construction on a new full-service branch on this land and we have allocated an additional $750,000 to complete the building and to furnish this branch. We expect this branch to be open for business in the fourth quarter of 2006.

In June 2006, we entered into a five-year agreement to lease approximately 3,000 square feet of office space for a branch in Jacksonville, Florida. We plan to spend an additional $400,000 for the build-out of the leased space and furnishings of the branch. We expect this branch to be completed by October 2006.

Contractual Obligations
Summarized below are our contractual obligations as of June 30, 2006.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta
Advances	$90,485	$5,606	$1,222	$5,510	$78,147
Operating Lease Obligations	873	262	425	165	21
Guaranteed Preferred Beneficial Interests
in Debentures	10,310	-	-	-	10,310*
	$101,668	$5,868	$1,647	$5,675	$88,478

* Although the contractual maturity of this obligation is December 8, 2031, the Company intends to exercise its call option and refinance this obligation during the fourth quarter of 2006.

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2006 and December 31, 2005 are as follows:

	Jun-06	Dec-05
Commitments to extend credit	$157,211,000	$144,717,000
Standby letters of credit	$6,455,000	$9,787,000

In June 2006, we entered into our first derivative instrument, a $50 million notional amount, 3-year, 8.25% Prime floor contract to hedge against interest rate risk in a declining rate environment. Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. The risk of loss with our counterparty is limited to a small fraction of the notional amount. We only deal with counterparties that have strong credit ratings and are approved by our Board. Due to these factors, we feel our credit risk exposure at June 30, 2006 was not material.

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by our regulators. At June 30, 2006, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2006.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	12.11%	12.12%	8.0%
Tier 1 Capital to Risk Weighted Assets	10.85%	10.89%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.18%	9.22%	4.0%

On May 23, 2006, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period. The Company plans to use cash on hand to repurchase its shares on the open market and through private transactions. During the second quarter of 2006, 49,308 shares were repurchased, at a total cost of $1,027,000. Although the Company may not repurchase all 300,000 shares within the allotted time period, the program will allow the Company to repurchase its shares as opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management. The expiration date for the plan is May 23, 2007.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. The Company’s significant accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our 2005 Annual Report on Form 10-K. The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended June 30, 2006.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. At June 30, 2006, our one-year management-adjusted gap ratio of 1.05 was within of our policy guidelines. This is a significant improvement compared to our one-year gap position of 1.66 at June 30, 2005. After suffering through a period of rapidly declining interest rates that compressed our net interest margins by 103 basis points from 2000 to 2001, we have reduced the level of asset-sensitivity on the Company’s balance sheet in anticipation of another eventual downturn in interest rates. In June 2006, we entered into a $50 million 3-year 8.25% Prime floor contract in an effort to hedge our interest rate risk in a declining interest rate environment.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$608,499	$656,616	$699,146
Rate Sensitive Liabilities (RSL)	461,280	539,560	694,267
RSA minus RSL (Gap)	$147,219	$117,056	$4,879

Gap Ratio (RSA/RSL)	1.32	1.22	1.01

Management-Adjusted
Rate Sensitive Assets (RSA)	$584,824	$613,359	$659,439
Rate Sensitive Liabilities (RSL)	338,434	416,714	625,398
RSA minus RSL (Gap)	$246,390	$196,645	$34,041

Gap Ratio (RSA/RSL)	1.73	1.47	1.05

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. Our policy states that net interest income cannot be reduced by more than 10% using this analysis. As of quarter end, the simulation model projected net interest income would increase 1.8% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 3.3% over the next year if market rates immediately fell by 200 basis points. These projections are a significant change from the 15.4% increase projected at June 30, 2005 if market rates increased by 200 basis points and the 18.9% decrease projected at June 30, 2005 if market rates fell by 200 basis points. The lower volatility in our results is due primarily to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our A/L modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	3.68%	2.70%
+200 bps	2.77%	1.79%
+100 bps	1.47%	1.18%
-100 bps	-1.18%	-0.96%
-200 bps	-3.43%	-3.27%
-300 bps	-4.38%	-8.56%

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
April	760	$19.01	760	301,773
May	32,971	21.27	32,971	297,769
June	15,577	19.95	15,577	282,192
Total	49,308	$20.82	49,308	282,192

1 On May 23, 2006, the Company renewed its annual plan to repurchase up to 300,000 shares of the Company's common stock over the next twelve month period. The plan will expire May 23, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 23, 2006, three items were voted upon. The first vote was for the appointment of four directors to hold office until the 2009 annual meeting of stockholders and until their successors are dully elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

Name	Votes For	Votes Withheld

Walter W. Carroll, II	7,467,745	67,956
James L. Dewar, Jr.	7,468,932	66,769
John E. Mansfield, Jr.	7,507,832	27,869
Joe P. Singletary, Jr.	7,508,781	26,921

The director appointments were approved.

The following directors will continue in office:

R. Bradford Burnette, Michael H. Godwin, Kennith D. McLeod, Paul E. Parker, M. Burke Welsh, Jr., Douglas W. McNeill, Bill J. Jones, James B. Lanier, Jr., F. Ferrell Scruggs, Sr. and John M. Simmons, III

The second vote was for the ratification of the appointment of Mauldin & Jenkins, LLC as independent auditors for 2006:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
7,505,568	19,496	0	0

The selection of the independent auditors was ratified.

The third vote was for the amendment of the 1999 Stock Option Plan to (i) increase the number of shares reserved for issuance under the plan to 1,400,000 shares and (ii) to extend the term of the plan by ten years:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
4,505,851	351,943	0	0

The amendments were approved.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.4	PAB Bankshares, Inc. 1999 Stock Option Plan, as amended and restated

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date:	.August 9, 2006	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	August 9, 2006	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)