Form 10-Q
period 2006-09-30
PAB BANKSHARES INC
filed 2006-11-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006 - Commission File Number 000-25422
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

The number of shares outstanding of the registrant’s common stock at October 31, 2006 was 9,499,865 shares.

i

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
Cash and due from banks	$19,423,809	$21,196,183
Interest-bearing deposits in other banks	728,590	3,077,900
Federal funds sold	36,766,259	42,578,849
Investment securities	186,700,186	157,454,725

Loans	806,636,326	752,938,145
Allowance for loan losses	(10,685,826)	(11,079,193)
Net loans	795,950,500	741,858,952

Premises and equipment, net	20,455,916	18,511,163
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,375,675	11,080,722
Foreclosed assets	813,274	41,774
Other assets	17,637,419	15,541,495

Total assets	$1,095,836,232	$1,017,326,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$100,702,609	$107,917,453
Interest-bearing demand and savings	316,385,399	284,125,557
Time	466,612,715	423,637,732
Total deposits	883,700,723	815,680,742

Federal funds purchased and securities sold under agreements to repurchase	6,030,832	6,317,135
Advances from the Federal Home Loan Bank of Atlanta	90,338,880	90,043,598
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	12,015,842	7,974,109
Total liabilities	1,002,396,277	930,325,584

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,493,763 and 9,469,017 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	27,404,791	28,126,032
Retained earnings	65,508,615	58,872,179
Accumulated other comprehensive loss	(690,516)	(1,214,493)
Total stockholders' equity	93,439,955	87,000,783

Total liabilities and stockholders' equity	$1,095,836,232	$1,017,326,367

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest income
Interest and fees on loans	$17,716,438	$13,811,241	$49,940,744	$37,120,694
Interest and dividends on investment securities:
Taxable	1,948,777	1,375,150	5,620,769	4,001,454
Nontaxable	261,529	110,562	643,030	285,881
Other interest income	246,363	486,525	1,122,259	1,022,712
Total interest income	20,173,107	15,783,478	57,326,802	42,430,741

Interest expense
Interest on deposits	7,548,569	4,510,934	20,294,681	11,129,205
Interest on Federal Home Loan Bank advances	1,073,909	817,497	2,766,446	2,269,721
Interest on other borrowings	313,151	227,909	836,658	632,181
Total interest expense	8,935,629	5,556,340	23,897,785	14,031,107

Net interest income	11,237,478	10,227,138	33,429,017	28,399,634

Provision for loan losses	-	275,000	-	888,600
Net interest income after provision for loan losses	11,237,478	9,952,138	33,429,017	27,511,034

Other income
Service charges on deposit accounts	983,122	1,069,117	2,922,378	3,010,227
Other fee income	300,019	366,737	1,017,317	969,211
Securities transactions, net	(277,762)	38	(708,105)	(1,204)
Other noninterest income	198,603	134,140	569,999	397,201
Total other income	1,203,982	1,570,032	3,801,589	4,375,435

Other expenses
Salaries and employee benefits	4,458,783	3,827,996	13,395,603	11,204,516
Occupancy expense of premises	508,537	496,119	1,472,213	1,453,167
Furniture and equipment expense	594,550	535,675	1,616,891	1,565,226
Other noninterest expense	1,438,029	1,399,573	4,452,752	4,029,397
Total other expenses	6,999,899	6,259,363	20,937,459	18,252,306

Income before income tax expense	5,441,561	5,262,807	16,293,147	13,634,163
Income tax expense	1,908,063	1,744,407	5,856,188	4,510,057

Net income	$3,533,498	$3,518,400	$10,436,959	$9,124,106

Earnings per common share
Basic	$0.37	$0.37	$1.10	$0.96
Diluted	$0.36	$0.36	$1.07	$0.94

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$3,533,498	$3,518,400	$10,436,959	$9,124,106

Other comprehensive income (loss):
Unrealized gain on cash flow hedge during the period, net of tax of $127,492 and $0 for the quarter and $124,237 and $0 for the year to date	244,677	-	238,631	-
Unrealized holding gains (losses) on investment securities arising during the period, net of tax (benefit) of $1,245,745 and $106,504 for the quarter and ($94,190) and $131,026 for the year to date	2,313,524	206,743	(174,922)	254,344
Reclassification adjustment for (gains) losses on investment securities included in net income, net of tax (benefit) of ($97,217) and $13 for the quarter and ($247,837) and ($409) for the year to date	180,545	(25)	460,268	795
	2,738,746	206,718	523,977	255,139

Comprehensive income	$6,272,244	$3,725,118	$10,960,936	$9,379,245

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2004	9,495,320	$1,217,065	$29,143,017	$50,938,254	$(298,452)	$80,999,884
Net income	-	-	-	12,452,723	-	12,452,723
Other comprehensive loss	-	-	-	-	(916,041)	(916,041)
Cash dividends declared, $.475 per share	-	-	-	(4,518,798)	-	(4,518,798)
Stock acquired and cancelled under stock repurchase plan	(87,483)	-	(1,468,714)	-	-	(1,468,714)
Stock options exercised	61,180	-	451,729	-	-	451,729
Balance, December 31, 2005	9,469,017	1,217,065	28,126,032	58,872,179	(1,214,493)	87,000,783
Net income	-	-	-	10,436,959	-	10,436,959
Other comprehensive income	-	-	-	-	523,977	523,977
Cash dividends declared, $.40 per share	-	-	-	(3,800,523)	-	(3,800,523)
Stock acquired and cancelled under stock repurchase plan	(124,046)	-	(2,493,171)	-	-	(2,493,171)
Stock options expensed	-	-	225,126	-	-	225,126
Stock options exercised	148,792	-	1,546,804	-	-	1,546,804
Balance, September 30, 2006	9,493,763	$1,217,065	$27,404,791	$65,508,615	$(690,516)	$93,439,955

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,436,959	$9,124,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,330,214	1,670,545
Provision for loan losses	-	888,600
Net realized loss on securities transactions	708,105	1,204
(Gain) loss on disposal of assets	(29,991)	22,599
Compensation expense related to stock options	225,126	-
Increase in cash value of bank-owned life insurance	(294,953)	(246,016)
Increase (decrease) in deferred compensation accrual	116,615	(11,045)
Decrease in retirement accruals	(172,876)	(257,401)
Net change in taxes receivable and taxes payable	(125,517)	(1,051,083)
Increase in interest receivable	(932,456)	(1,023,420)
Increase in interest payable	526,936	670,303
Net increase in prepaid expenses and other assets	(609,897)	(373,851)
Net increase in accrued expenses and other liabilities	43,870	634,516
Net cash provided by operating activities	11,222,135	10,049,057

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	2,349,310	(2,177,742)
(Increase) decrease in federal funds sold	5,812,590	(16,875,846)
Purchase of debt securities	(52,053,443)	(41,525,494)
Proceeds from sales and calls of debt securities	18,142,477	9,092,792
Proceeds from maturities and paydowns of debt securities	8,047,330	12,840,922
Purchase of equity investments	(670,630)	(302,300)
Redemption of equity investments	338,600	418,800
Net increase in loans	(61,214,405)	(84,745,254)
Purchase of premises and equipment	(3,105,429)	(912,575)
Proceeds from disposal of assets	6,382,771	160,295
Net cash used in investing activities	(75,970,829)	(124,026,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	68,019,981	130,113,186
Net decrease in federal funds purchased and securities sold under repurchase agreements	(286,303)	(6,650,844)
Advances from the Federal Home Loan Bank	45,000,000	38,318,600
Payments on Federal Home Loan Bank advances	(44,704,718)	(47,076,575)
Dividends paid	(3,655,023)	(3,140,574)
Proceeds from the exercise of stock options	1,546,804	414,163
Acquisition of stock under stock repurchase plans	(2,493,171)	(249,988)
Purchase of cash flow hedge derivative instrument	(451,250)	-
Repurchase of preferred stock in REIT subsidiaries	-	(8,000)
Net cash provided by financing activities	62,976,320	111,719,968

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

Net decrease in cash and due from banks	$(1,772,374)	$(2,257,377)

Cash and due from banks at beginning of period	21,196,183	22,976,924

Cash and due from banks at end of period	$19,423,809	$20,719,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$23,370,849	$13,360,804
Taxes	$5,981,705	$5,561,140

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized gains on securities available for sale	$438,993	$386,575

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

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The components used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2006 and 2005 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$3,533,498	$3,518,400	$10,436,959	$9,124,106

Weighted average common shares outstanding	9,500,742	9,530,712	9,498,962	9,518,797

Earnings per common share	$0.37	$0.37	$1.10	$0.96

Diluted earnings per share:
Net income	$3,533,498	$3,518,400	$10,436,959	$9,124,106

Weighted average common shares outstanding	9,500,742	9,530,712	9,498,962	9,518,797
Effect of dilutive stock options	183,709	179,107	208,824	161,177
Weighted average diluted common shares outstanding	9,684,451	9,709,819	9,707,786	9,679,974

Earnings per common share	$0.36	$0.36	$1.07	$0.94

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2006, the Company entered into its first derivative instrument, a $50 million notional amount, 3-year, 8.25% Prime floor contract to hedge against interest rate risk in a declining rate environment. The premium paid for this contract was $451,000. The contract is classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”). As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings. At September 30, 2006, the Company reported a $245,000 gain, net of a $127,000 tax effect, in other comprehensive income related to cash flow hedges. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three and nine month periods ended September 30, 2006, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. A summary of the Company’s derivative financial instruments at September 30, 2006 is shown in the following table:

	Notional amount	Floor rate	Maturity in months	Estimated fair value at September 30, 2006	Net unrealized gains (losses)
Derivatives Designated as Cash Flow Hedges:

Hedging cash flows on prime-based floating rate loans	$50,000,000	8.25%	33	$806,000	363,000

Total Derivative Instruments	$50,000,000	8.25%	33	$806,000	$363,000

NOTE 5.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At September 30, 2006, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market value on the date of the grant. Both plans provide for the grant of “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

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

Under the 1999 Stock Option Plan, the Board of Directors may grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company. On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments. This amendment was approved at the Company’s annual meeting of shareholders on May 23, 2006. As of September 30, 2006, 808,016 shares were available for grant under the 1999 Stock Option Plan.

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

As a result of adopting FASB No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 decreased by $63,300 and $54,200, respectively, compared to accounting for stock-based compensation under APB Opinion No. 25. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 decreased by $225,100 and $198,300, respectively, compared to accounting for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended September 30, 2006 would have been $0.38 and $0.37, respectively, if the Company had not adopted FASB No. 123R, compared to reported basic and diluted earnings per share of $0.37 and $0.36, respectively. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $1.12 and $1.10, respectively, if the Company had not adopted FASB No. 123R, compared to reported basic and diluted earnings per share of $1.10 and $1.07, respectively.

At September 30, 2006, there was approximately $597,400 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.75 years.

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

Pro forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods as if the Company had accounted for its employee stock options under the fair value method is illustrated in the following table:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$3,518,400	$9,124,106
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65,740)	(188,853)
Pro forma net income	$3,452,660	$8,935,253

Earnings per share:
Basic - as reported	$0.37	$0.96
Basic - pro forma	$0.36	$0.94
Diluted - as reported	$0.36	$0.94
Diluted - pro forma	$0.36	$0.93

A summary of the status of the two fixed stock option plans at September 30, 2006 and December 31, 2005 and changes during the periods ended on those dates follows.

	Quarter ended September 30, 2006		Nine Months ended September 30, 2006		Year ended December 31, 2005
	Number	Weighted-Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of period	632,804	$12.55	703,597	$11.91	651,777	$11.03
Granted	-	-	36,000	18.64	122,500	14.57
Exercised	(42,799)	10.52	(148,792)	10.40	(61,180)	7.38
Forfeited	(3,000)	12.75	(3,800)	13.00	(9,500)	13.16
Under option, end of period	587,005	$12.70	587,005	$12.70	703,597	$11.91

Exercisable at end of period	409,805	$12.00	409,805	$12.00	477,295	$11.73

Weighted-average fair value per option of options granted during period		$-		$6.02		$4.41
Total intrinsic value of options exercised during the period		$382,000		$1,394,000		$439,000
Weighted average remaining contractual term of exercisable options at end of the period		4.33 years		4.33 years		4.16 years
Aggregate intrinsic value of exercisable options at end of period		$3,223,000		$3,223,000		$3,113,000

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (continued)

A summary of the status of the nonvested options in the two fixed stock option plans at September 30, 2006 and changes during the three and nine month period ended on that date follows.

	Three Months ended September 30, 2006		Nine Months ended September 30, 2006
	Number	Weighted-Average Grant-Date Fair Value	Number	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of period	219,772	$4.44	226,302	$4.07
Granted	-	-	36,000	6.02
Vested	(39,572)	3.21	(81,302)	3.55
Forfeited	(3,000)	4.17	(3,800)	4.19
Nonvested, end of period	177,200	$4.71	177,200	$4.71

Total fair value of options vested during period		$127,000		$289,000

A further summary of the options outstanding at September 30, 2006 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ 7.70 - 9.38	133,050	5.40	$8.32	104,850	$8.45
10.01 - 10.71	119,155	4.68	10.44	114,155	10.46
10.80 - 13.94	121,700	5.29	13.04	81,000	12.80
14.00 - 16.25	130,000	5.29	15.49	87,200	15.99
16.99 - 21.63	83,100	7.31	18.10	22,600	17.98
	587,005	5.48	12.70	409,805	12.00

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

	Quarter ended September 30, 2006	Nine months ended September 30, 2006	Year ended December 31, 2005

Risk-free interest rate	5.12% - 5.14%	4.39% - 5.14%	3.95% - 4.27%
Expected life of the options	7 - 10 years	7 - 10 years	7 - 10 years
Expected dividends (as a percentage of the fair value of the stock)	2.72%	2.72% - 2.74%	3.05% - 3.08%
Expected volatility	32.08%	31.44% - 32.19%	32.68% - 35.29%

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.	SUBSEQUENT EVENT

On October 5, 2006, the Company completed a private placement of $10,000,000 of trust-preferred securities, through a newly formed Delaware statutory trust subsidiary of the Company (the “Trust”). The proceeds from the sale of the trust preferred securities were used by the Trust to purchase from the Company $10,000,000 in aggregate principal amount of floating rate junior subordinated deferrable interest debentures (the “Debentures”). The Trust simultaneously issued common shares to the Company for consideration of $310,000, which amount was used to purchase additional Debentures. The Debentures are the sole assets of the Trust. The trust preferred securities require quarterly distributions and bear interest at a floating rate equal to the three-month LIBOR plus 1.63%.

The $10,000,000 in net proceeds to the Company from the sale of the Debentures to the Trust will be used to redeem the Company’s currently outstanding trust preferred securities, which bear interest at a floating rate equal to the six-month LIBOR plus 3.75%, or 9.17% currently. The redemption date on those securities is December 8, 2006.

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

Our operating subsidiary, The Park Avenue Bank, is a $1.09 billion community bank with 22 offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan areas. We provide traditional banking products and services to commercial and individual customers in our markets. Competition, regulation, credit risk and interest rate risk are the primary factors that we must manage in order to be successful.

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

FINANCIAL CONDITION

The Company’s total assets increased $78.5 million, or 7.7%, during the nine months ended September 30, 2006 to $1.10 billion from $1.02 billion at December 31, 2005, due primarily to a $68.0 million, or 8.3%, increase in deposits. Time deposits increased $43.0 million, or 10.1%, and interest-bearing demand deposits increased $32.2 million, or 11.4%; while non-interest bearing demand deposits decreased $7.2 million, or 6.7%. The deposit growth is the result of a concerted effort to grow deposits in each of our markets. Our loan portfolio increased $53.7 million, or 7.1%, during the first nine months of 2006. Our loan growth can be attributed to our presence in some of the fastest growing markets in the Southeastern United States and strong production from our seasoned bankers.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Sep-06	Jun-06	Mar-06	Dec-05	Sep-05
	(Dollars In Thousands)
Commercial and financial	$60,413	$53,185	$47,164	$50,860	$55,536
Agricultural (including loans secured by farmland)	44,716	47,754	53,368	55,830	45,759
Real estate - construction	297,026	304,387	290,863	268,629	257,522
Real estate - commercial	253,586	251,966	229,236	231,601	206,910
Real estate - residential	133,983	127,020	123,902	127,326	145,395
Installment loans to individuals and other loans	18,211	19,966	20,836	20,380	22,239
	807,935	804,278	765,369	754,626	733,361

Deferred loan fees and unearned interest, net	(1,299)	(1,243)	(1,279)	(1,688)	(1,816)
	806,636	803,035	764,090	752,938	731,545
Allowance for loan losses	(10,686)	(10,903)	(11,186)	(11,079)	(10,768)
	$795,950	$792,132	$752,904	$741,859	$720,777

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan:

As of Quarter End	Sep-06	Jun-06	Mar-06	Dec-05	Sep-05
Commercial and financial	7.49%	6.62%	6.17%	6.75%	7.59%
Agricultural (including loans secured by farmland)	5.54%	5.95%	6.98%	7.41%	6.26%
Real estate - construction	36.82%	37.89%	38.07%	35.68%	35.20%
Real estate - commercial	31.44%	31.38%	30.00%	30.76%	28.28%
Real estate - residential	16.61%	15.82%	16.22%	16.91%	19.88%
Installment loans to individuals and other loans	2.26%	2.49%	2.73%	2.71%	3.04%
	100.16%	100.15%	100.17%	100.22%	100.25%
Deferred loan fees and unearned interest, net	-0.16%	-0.15%	-0.17%	-0.22%	-0.25%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-1.32%	-1.36%	-1.46%	-1.47%	-1.47%
Net loans	98.68%	98.64%	98.54%	98.53%	98.53%

Because we have a significant concentration in construction and development loans and commercial real estate loans we monitor and estimate trends in our real estate markets and periodically adjust our strategies and underwriting requirements to manage the risks associated with these types of loans. Below is a table showing the collateral distribution of our construction and commercial real estate loans as of September 30, 2006.

As of September 30, 2006	Construction and Development	% of Total		Commercial Real Estate	% of Total
	(Dollars in Thousands)
Acquisition and Development:			Owner-occupied:
1-4 family residential	$127,028	42.77%	Office	$32,414	12.78%
Commercial and multi-family	74,593	25.11%	Retail	26,240	10.35%
Construction:			Other	36,472	14.38%
1-4 family residential spec	34,192	11.51%	Not owner-occupied:
1-4 family residential pre-sold	3,412	1.15%	Office	27,241	10.74%
1-4 family residential other	8,067	2.72%	Retail	30,185	11.90%
Commercial owner-occupied	14,941	5.03%	Other	23,862	9.41%
Commercial not owner-occupied	9,843	3.31%	Other:
Hotel/motel	5,774	1.94%	Hotel/motel	17,482	6.90%
Multi-family properties	17,718	5.97%	Industrial	3,072	1.21%
Special purpose property	1,315	0.44%	Multi-family properties	19,103	7.53%
Other	143	0.05%	Special purpose property	37,515	14.80%
Total Construction and Development	$297,026	100.00%	Total Commercial Real Estate	$253,586	100.00%

The following table summarizes our loan and deposit portfolios classified by type and market as of September 30, 2006.

	South	North
As of September 30, 2006	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$35,375	$24,735	$245	$58	$60,413
Agricultural (including loans secured by farmland)	39,475	4,247	994	-	44,716
Real estate - construction	80,561	180,667	35,765	33	297,026
Real estate - commercial	79,586	145,419	23,027	5,554	253,586
Real estate - residential	100,759	25,324	5,442	2,458	133,983
Installment loans to individuals and other loans	15,819	928	101	1,363	18,211
	351,575	381,320	65,574	9,466	807,935
Deferred loan fees and unearned interest, net	(60)	(729)	(523)	13	(1,299)
Total loans	$351,515	$380,591	$65,051	$9,479	$806,636
Percentage of total	43.6%	47.2%	8.1%	1.1%	100.0%

Deposits
Noninterest-bearing demand	$74,737	$13,131	$6,405	$6,430	$100,703
Interest-bearing demand and savings	235,633	49,775	30,248	729	316,385
Time	252,571	65,852	105,687	42,503	466,613
Total deposits	$562,941	$128,758	$142,340	$49,662	$883,701
Percentage of total	63.7%	14.6%	16.1%	5.6%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $65.3 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

Stockholders’ equity represented 8.5% of total assets at quarter end, a slight decrease compared to 8.6% at December 31, 2005. However, total equity increased $6.4 million, or 7.4%, since December 31, 2005. This increase is primarily the net result of $10.4 million in earnings, less $3.8 million in dividends paid. For the first three quarters of 2006, we paid $0.40 per common share in dividends, compared to $0.35 paid in the first three quarters of 2005. Our dividend payout ratios for the third quarter and the first nine months of 2006 were 37.6% and 36.4%, respectively, compared to 32.5% and 36.5% for the third quarter and the first nine months of 2005.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2006 was $3.53 million, or $0.36 per diluted share, as compared to $3.52 million, or $0.36 per diluted share, during the same period in 2005. The $15,000, or 0.4%, increase in net income is the net result of a $1,010,000 increase in net interest income (or $1,094,000 on a taxable-equivalent basis) and a $275,000 decrease in the provision for loan losses, offset by a $366,000 decrease in other income, a $740,000 increase in other expenses and a $164,000 increase in income tax expense. Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended September 30, 2006 were 1.31% and 15.27%, respectively, compared to a 1.43% ROA and a 16.12% ROE for the same period in 2005.

Net income for the nine months ended September 30, 2006 was $10.44 million, or $1.07 per diluted share, as compared to $9.12 million, or $0.94 per diluted share, during the same period in 2005. The $1,313,000, or 14.4%, increase in net income is the net result of a $5,029,000 increase in net interest income (or $5,228,000 on a taxable-equivalent basis) and a $889,000 decrease in the provision for loan losses, offset by a $574,000 decrease in other income, a $2,685,000 increase in other expenses and a $1,346,000 increase in income tax expense. Our ROA and ROE for the nine months ended September 30, 2006 were 1.32% and 15.43%, respectively, both an increase compared to a 1.31% ROA and a 14.43% ROE for the same period in 2005.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended September 30, 2006, our net interest income on a taxable-equivalent basis was $11.4 million, a 10.6% increase over the $10.3 million in net interest income for the third quarter of 2005. The increase in net interest income is due to an increase in loan volume and an increase in loan yields offset by an increase in interest-bearing deposits and an increase in rates paid for those deposits and FHLB advances. During the third quarter of 2006, our average earning assets were 10.3% higher compared to the same period in 2005. The average balances of our interest-bearing liabilities increased by 13.2% to fund the asset growth. As short-term interest rates rose during 2005 and the first half of 2006, the average yield on our earning assets increased 114 basis points from 6.86% for the third quarter of 2005, to 8.00% for the third quarter of 2006. However, the average rates paid for our funds increased 120 basis points from 2.86% for the third quarter of 2005, to 4.06% for the third quarter of 2006. As a result, our net interest spread tightened by 6 basis points from 4.00% in the third quarter of 2005, to 3.94% for the same period in 2006.

For the nine months ended September 30, 2006, our net interest income on a taxable-equivalent basis was $33.8 million, an 18.3% increase over the $28.5 million in net interest income for the same period in 2005. The increase in net interest income is due primarily to the same factors described above for the quarterly results.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the third quarter of 2006 was 4.48%, 3 basis points higher than the 4.45% recorded for the third quarter of 2005. However, our net interest margin for the quarter tightened by 13 basis points from a 4.61% net interest margin for the second quarter of 2006. The decrease in our net interest margin from the previous quarter is primarily the result of an increase in our cost of funds, particularly, an increase in the rates paid on our non-deposit funding sources as the upward re-pricing of these funds sources occurred. A further increase in the rates paid on these funds is not expected unless short-term interest rates continue to increase.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and nine months ended September 30, 2006 and 2005. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended September 30,		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$805,732	$17,717	8.72%	$722,410	$13,811	7.58%
Investment securities:
Taxable	155,807	1,949	4.96%	125,352	1,375	4.35%
Nontaxable	27,050	402	5.90%	11,547	167	5.76%
Other short-term investments	19,327	246	5.06%	56,692	487	3.40%
Total interest-earning assets	$1,007,916	$20,314	8.00%	$916,001	$15,840	6.86%
Interest-bearing liabilities:
Demand deposits	$271,228	$2,281	3.34%	$203,036	$880	1.72%
Savings deposits	38,701	143	1.47%	42,062	82	0.77%
Time deposits	454,902	5,125	4.47%	406,891	3,549	3.44%
FHLB advances	90,423	1,074	4.71%	98,151	817	3.30%
Notes payable	10,310	240	9.25%	10,310	193	7.43%
Other short-term borrowings	7,240	73	3.99%	7,904	35	1.74%
Total interest-bearing liabilities	$872,804	$8,936	4.06%	$768,354	$5,556	2.86%

Interest rate spread			3.94%			4.00%
Net interest income		$11,378			$10,284
Net interest margin			4.48%			4.45%

For the Nine Months Ended September 30,		2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$785,148	$49,941	8.50%	$694,072	$37,121	7.15%
Investment securities:
Taxable	153,208	5,621	4.91%	121,100	4,001	4.42%
Nontaxable	22,481	989	5.88%	9,859	433	5.87%
Other short-term investments	31,882	1,122	4.71%	45,568	1,023	3.00%
Total interest-earning assets	$992,719	$57,673	7.77%	$870,599	$42,578	6.54%
Interest-bearing liabilities:
Demand deposits	$264,187	$5,912	2.99%	$198,131	$2,065	1.39%
Savings deposits	39,991	384	1.29%	42,690	219	0.69%
Time deposits	444,502	13,998	4.21%	372,581	8,845	3.17%
FHLB advances	90,062	2,767	4.11%	98,588	2,270	3.08%
Notes payable	10,310	686	8.90%	10,310	537	6.97%
Other short-term borrowings	6,445	151	3.12%	8,173	95	1.55%
Total interest-bearing liabilities	$855,497	$23,898	3.74%	$730,473	$14,031	2.57%

Interest rate spread			4.03%			3.97%
Net interest income		$33,775			$28,547
Net interest margin			4.55%			4.38%

Provision for Loan Losses
For the third consecutive quarter, the Company did not incur a provision for loan losses. Factors necessitating a need for a provision, such as loan growth and credit and concentration risks were offset by a significant improvement in the level of nonperforming loans since December 31, 2005. At September 30, 2006, the allowance for loan losses as a percentage of total loans was 1.32%, compared to 1.47% at December 31, 2005. The decrease in this ratio is due to a $53.7 million increase in outstanding loans and $393,000 in net charge-offs for the year to date. Our nonperforming loans decreased $5.9 million, or 74.9%, during the first nine months of 2006 from $7.9 million at December 31, 2005 to $2.0 million as of September 30, 2006. During the second quarter of 2006, we foreclosed on a commercial real estate relationship with an outstanding balance of $6.96 million at December 31, 2005. We charged-off $274,000 and sold three of the four properties foreclosed upon during the quarter. The remaining parcel is included in other real estate owned on our Consolidated Statement of Condition at a value of $765,000 at September 30, 2006.

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Sep-06	Jun-06	Mar-06	Dec-05	Sep-05
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$1,928	$412	$7,760	$7,856	$7,446
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	40	23	17	2	20
Total nonperforming loans	$1,968	$435	$7,777	$7,858	$7,466
Total nonperforming loans as a percentage of total loans	0.24%	0.05%	1.02%	1.04%	1.02%

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

Other Income
A summary of noninterest income follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Pct. Chg.	2006	2005	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$983	$1,069	-8.0%	$2,923	$3,010	-2.9%
Mortgage origination fees	111	189	-41.3%	388	424	-8.5%
Securities transactions, net	(278)	-	0.0%	(708)	(1)	-70700.0%
Earnings on bank-owned life insurance	105	83	26.5%	295	246	19.9%
Gain (loss) on disposal of assets	17	(1)	1800.0%	27	(23)	217.4%
Other noninterest income	266	230	15.7%	877	719	22.0%
Total noninterest income	$1,204	$1,570	-23.3%	$3,802	$4,375	-13.1%
Noninterest income as a percentage of average assets (annualized)	0.45%	0.64%		0.48%	0.63%

During the first quarter of 2006, we sold $12.0 million in lower-yielding, cash flow bonds and replaced them with higher-yielding, call protected bonds to protect us in a declining interest rate environment. During the third quarter of 2006, we sold a $5.0 million 4% Agency bond and replaced it with a 6% Agency bond. We incurred a net loss of $707,000 on these securities transactions that we expect to recover in the form of an increase in interest income over the next few years. Excluding the net loss on securities transactions, total noninterest income increased $134,000, or 3.1%, for the first nine months of 2006 compared to the same period in 2005. Mortgage origination fees decreased due to a lower demand for secondary mortgage products, stemming from increased interest rates. Earnings on bank-owned life insurance increased primarily as a result of a higher rate of return on these policies compared to 2005. Increased ATM fees, check order revenue and rental income have also helped to improve our level of other noninterest income in 2006.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Pct. Chg.	2006	2005	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$3,831	$3,442	11.3%	$11,471	$10,007	14.6%
Deferred loan cost	(445)	(410)	8.5%	(1,323)	(1,178)	12.3%
Employee benefits	1,010	796	26.9%	3,023	2,375	27.3%
Stock option expense	63	-	100.00%	225	-	100.0%
Net occupancy expense of premises	509	496	2.6%	1,472	1,453	1.3%
Furniture and equipment expense	595	536	11.0%	1,617	1,565	3.3%
Advertising and business development	117	145	-19.3%	419	403	4.0%
Supplies and printing	111	135	-17.8%	378	374	1.1%
Telephone and internet charges	117	92	27.2%	337	266	26.7%
Postage and courier	150	145	3.4%	427	456	-6.4%
Legal and accounting fees	101	83	21.7%	321	293	9.6%
Director fees and expenses	93	108	-13.9%	327	300	9.0%
Service charges and fees	125	126	-0.8%	374	383	-2.3%
Other noninterest expense	623	565	10.3%	1,869	1,555	20.2%
Total noninterest expense	$7,000	$6,259	11.8%	$20,937	$18,252	14.7%
Noninterest expense as a percentage of average assets (annualized)	2.59%	2.55%		2.66%	2.63%

Salaries and wages expense and employee benefits were up for the first nine months of 2006, compared to the same period in 2005 due primarily to a 5.5% increase in the number of full-time equivalent employees from 293 at September 30, 2005 to 309 at September 30, 2006. We staffed and opened two loan production offices between September 30, 2005 and September 30, 2006. We also hired several experienced bankers in the fourth quarter of 2005, including two executive officers and three additional lenders in our North Georgia market. We incurred $225,000 in stock option compensation expense during the first nine months of 2006, due to the implementation of FAS 123R. (See Note 4 - Stock Plans and Stock-Based Employee Compensation in the Notes to the Consolidated Financial Statements for a further discussion of FAS 123R). Deferred loan cost, which is a credit against salaries and wages, increased and resulted in a decrease in expenses reported during the period. The increase in the deferral of direct loan costs is due to an increase in loan volume experienced during the first nine months of 2006 compared to the same period in 2005.

Telephone and internet charges increased for the first nine months on 2006 due to the operating of new offices, the addition of redundant lines for contingencies and increased rates. Director fees and expenses increased 9.0% for the first nine months of 2006, compared to the same period in 2005, due to the addition of two new Board member positions late in the first quarter of 2005 and additional committee meetings during 2006. We also incurred additional expenses for a director strategic planning session during March 2006.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 35.1% and 33.2% for the three-month periods ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, income tax expense as a percentage of net income before taxes was 35.9% and 33.1%, respectively. These increases are attributable to several items. During the fourth quarter of 2005, we liquidated and dissolved our REITs and our REIT holding companies, which had previously allowed us to realize state income tax benefits. During the second quarter of 2006, we incurred additional Georgia income tax expense as a result of filing unconsolidated 2005 tax returns with our banking subsidiary, The Park Avenue Bank. We also shifted into the highest federal corporate tax bracket near the end of 2005.

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

At September 30, 2006, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 22.2%, compared to 21.4% at December 31, 2005. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

We funded the $53.7 million growth in loans and the $29.2 million increase in investments during the first nine months of 2006 by utilizing the $75.2 million increase in interest-bearing demand, savings and time deposits, and decreasing our federal funds by $5.8 million.

During the first quarter of 2006, we acquired 1.54 acres of land in Oconee County, Georgia, directly across the line from Athens-Clarke County for $1.54 million. We have spent approximately $985,000 towards construction and furnishings of a new full-service branch on this land and we have allocated an additional $70,000 to complete it. This branch opened for business in October 2006.

In June 2006, we entered into a five-year agreement to lease approximately 3,000 square feet of office space for a branch in Jacksonville, Florida. We have spent approximately $82,000 for the build-out of the leased space and we have allocated an additional $60,000 to furnish this branch. This branch is expected to open by December 1, 2006.

During the third quarter of 2006, we signed a letter of intent to purchase 1.8 acres of land in St. Johns County, Florida for $1.45 million for a second branch location in the Jacksonville market. As of September 30, 2006 we had placed a $145,000 deposit on this land and we completed the purchase in October 2006. We have not yet entered into negotiations on the construction of a branch building on this site.

In September 2006, we entered into a ten-year agreement to lease approximately 3,800 square feet of office space for a second location in Gwinnett County, Georgia. We have allocated $572,000 to build-out and furnish this leased space. We expect the branch to be complete and open for business in January 2007.

In August 2006, we signed a letter of intent with a placement agent to issue $10,000,000 of trust preferred securities through a newly formed statutory trust subsidiary of the Company. The transaction settled on October 5, 2006 and the proceeds will be used to redeem our existing issuance of $10,000,000 in trust preferred securities, which have a redemption date of December 8, 2006.

Contractual Obligations
Summarized below are our contractual obligations as of September 30, 2006.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta
Advances	$90,339	$606	$12,438	$1,318	$75,977
Operating Lease Obligations	820	272	382	166	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310*
	$101,469	$878	$12,820	$1,484	$86,287

*	Although the contractual maturity of this obligation is December 8, 2031, the Company intends to exercise its call option and refinance this obligation during the fourth quarter of 2006.

Off-Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2006 and December 31, 2005 are as follows:

	Sep-06	Dec-05
Commitments to extend credit	$108,433,000	$144,717,000
Standby letters of credit	$6,094,000	$9,787,000

In June 2006, we entered into our first off-balance sheet derivative instrument, a $50 million notional amount, 3-year, 8.25% Prime floor contract to hedge against interest rate risk in a declining rate environment. Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. The risk of loss with our counterparty is limited to a small fraction of the notional amount. We only deal with counterparties that have strong credit ratings and are approved by our Board. Due to these factors, we feel our credit risk exposure at September 30, 2006 was not material.

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by our regulators. At September 30, 2006, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2006.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	12.17%	12.13%	8.0%
Tier 1 Capital to Risk Weighted Assets	10.95%	10.94%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.22%	9.22%	4.0%

On May 23, 2006, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period. The Company plans to use cash on hand to repurchase its shares on the open market and through private transactions. During the third quarter of 2006, 47,062 shares were repurchased, at a total cost of $934,000. Although the Company may not repurchase all 300,000 shares within the allotted time period, the program will allow the Company to repurchase its shares as opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management. The expiration date for the plan is May 23, 2007.

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

Estimates of Fair Value
The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, derivative financial instruments, goodwill, other real estate owned, and other repossessed assets. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Fair values for most investment securities and derivative financial instruments are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment on at least an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit.

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended September 30, 2006.

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. At September 30, 2006, our one-year management-adjusted gap ratio of 1.04 was within of our policy guidelines. This is a significant improvement compared to our one-year gap position of 1.63 at September 30, 2005. After suffering through a period of rapidly declining interest rates that compressed our net interest margins by 103 basis points from 2000 to 2001, we have reduced the level of asset-sensitivity on the Company’s balance sheet in anticipation of another eventual downturn in interest rates. In June 2006, we entered into a $50 million 3-year 8.25% Prime floor contract in an effort to hedge our interest rate risk in a declining interest rate environment.

The table below has two gap ratio measurements: regulatory and management-adjusted. The regulatory gap ratio considers only contractual maturities or repricings. The management-adjusted gap ratio includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change. The management-adjusted gap ratio indicates we are highly asset sensitive to changes in market interest rates in the short-term. Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

As of September 30, 2006	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$579,901	$601,907	$645,353
Rate Sensitive Liabilities (RSL)	498,849	601,254	755,107
RSA minus RSL (Gap)	$81,052	$653	$(109,754)

Gap Ratio (RSA/RSL)	1.16	1.00	0.85

Management-Adjusted
Rate Sensitive Assets (RSA)	$584,932	$610,746	$661,192
Rate Sensitive Liabilities (RSL)	315,782	418,187	634,469
RSA minus RSL (Gap)	$269,150	$192,559	$26,723

Gap Ratio (RSA/RSL)	1.85	1.46	1.04

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. Our policy states that net interest income cannot be reduced by more than 10% using this analysis. As of quarter end, the simulation model projected net interest income would increase 6.6% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 6.9% over the next year if market rates immediately fell by 200 basis points. These projections are a significant change from the 15.0% increase projected at September 30, 2005 if market rates increased by 200 basis points and the 16.0% decrease projected at September 30, 2005 if market rates fell by 200 basis points. The lower volatility in our results is due primarily to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections as of September 30, 2006 for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market Rate Change	Effect on Net Interest Income
	Gradual	Immediate
+300 bps	7.63%	9.63%
+200 bps	6.29%	6.60%
+100 bps	3.44%	3.59%
-100 bps	-1.93%	-2.26%
-200 bps	-4.65%	-6.87%
-300 bps	-5.80%	-12.05%

ITEM 4.	CONTROLS AND PROCEDURES

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

The nature of the business of the Company and the Bank ordinarily results in a certain amount of litigation. Accordingly, we are party to a limited number of lawsuits incidental to our respective businesses. In our opinion, the ultimate disposition of these matters will not have a material adverse impact on our consolidated financial position or results of operations.
ITEM 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
July	27,596	$20.02	27,596	254,596
August	2,510	19.14	2,510	252,086
September	16,956	19.66	16,956	235,130
Total	47,062	$19.84	47,062	235,130

[1]	On May 23, 2006, the Company renewed its annual plan to repurchase up to 300,000 shares of the Company's common stock over the next twelve month period. The plan will expire May 23, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

4.1
Amended and Restated Trust Agreement among PAB Bankshares, Inc., as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein dated as of October 5, 2006 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2006).

4.2
Junior Subordinated Indenture between PAB Bankshares, Inc. and Wilmington Trust Company, as Trustee dated as of October 5, 2006 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated October 6, 2006).

4.3
Guarantee Agreement between PAB Bankshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee dated as of October 5, 2006 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated October 6, 2006).

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: November 9, 2006	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date: November 9, 2006	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)