Form 10-K
period 2006-12-31
PAB BANKSHARES INC
filed 2007-03-16
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 000-25422

PAB BANKSHARES, INC.
(A Georgia Corporation)
IRS Employer Identification Number: 58-1473302

3250 North Valdosta Road, Valdosta, Georgia 31602
Telephone Number: (229) 241-2775

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates on June 30, 2006 was approximately $130.7 million (based on shares held by non-affiliates at $18.50 per share, the closing stock price on the NASDAQ Stock Market on June 30, 2006).

As of February 28, 2007 (the latest practicable date), the registrant had 9,520,364 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 22, 2007 are incorporated by reference in answer to Part III of this Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, economic conditions, real estate markets and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us”, or “our” refer to PAB Bankshares, Inc.  When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (7) adverse changes may occur in the bond and equity markets; (8) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (9) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (10) economic, governmental or other factors may prevent the projected population and commercial growth in the markets in which we operate; and (11) the risk factors discussed from time to time in the Company’s Periodic Reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, this Annual Report on Form 10-K.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.	BUSINESS

General

PAB Bankshares, Inc. is a bank holding company headquartered in Valdosta, Lowndes County, Georgia.  PAB was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank (the “Bank”).  Since our incorporation in 1982, we have acquired five other Georgia financial institutions and one Florida financial institution, and subsequently merged those institutions into the Bank.  The Bank was founded in Valdosta in 1956, and it became a state-chartered commercial bank in 1971.  In 2001, the Bank became a state member bank of the Federal Reserve System.  Currently, the Bank operates 13 branches located in seven counties in South Georgia; five branches and three loan production offices located in six counties in North Georgia; and two branches and one loan production office located in three counties in Florida.  Additional information on each of the markets that we serve is provided below under the caption “Markets and Competition”.

Our Founder
As we reflect on the Bank’s accomplishments, we want to take a moment and honor the lasting legacy of our founder, Mr. James L. Dewar, Sr. who passed away during 2006.  In 1956, using his personal savings, Mr. Dewar and his wife, Dorothy, opened a private bank in a small office on the corner of Park Avenue and North Ashley Street in Valdosta.  With both having been teachers and he also having served as the Superintendent of Schools for Lowndes County, Mr. Dewar’s bank initially catered to the financial needs of teachers and educational administrators in the community.

Even after Mr. Dewar launched his second career in banking, he continued to support education in South Georgia through the generous giving of his talents and financial resources.  From 1967 to 1973, Mr. Dewar served on the State Board of Education.  From 1979 to 1994, Mr. Dewar served on the Valdosta State University (“VSU”) Foundation Board of Trustees.  Over the years, the Dewars established endowments to fund two scholarships at VSU to assist students in pursuing their education degrees, and through the Bank, the Dewars established a third scholarship at VSU for business students.  In 1998, VSU honored Mr. Dewar by awarding him an honorary Doctorate of Laws degree.  Also in 1998, the Lowndes County Board of Education honored Mr. Dewar by naming a new elementary school in his honor.  In 2005, the Dewars, along with their son, James L. Dewar, Jr., and the Bank pledged an endowment to provide financial support for the VSU College of Education in its mission of training teachers and educational administrators.  In 2006, VSU and the Board of Regents of the University System of Georgia announced that the VSU College of Education will be named the “James L. and Dorothy H. Dewar College of Education” as a lasting tribute to the Dewars for their dedication to teaching, teacher education programs, and service to educational organizations at the state and local levels.

As we reflect with pride on the accomplishments of Mr. and Mrs. Dewar, we are reminded of his vision for the Bank, “I want Park Avenue Bank to be known as a bank that cares about people.”  It is this foundation of service to others that has propelled us from those humble beginnings in 1956 to the $1.1 billion, publicly-traded, multi-state financial institution of today.

The Bank
The Bank offers traditional banking products and services to commercial and individual customers in our markets.  Our product line includes, among other things, loans to small- and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans, and a variety of commercial and consumer demand, savings and time deposit products.  We also offer internet banking, on-line cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and the availability of a network of ATMs to our customers.  In addition, through an agreement with a third-party broker-dealer and investment advisory firm, we are able to offer securities brokerage and investment advisory services to our customers.

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

South Georgia
The Bank has a proud tradition of community banking in South Georgia spanning decades, and we have developed a large market share in many of these communities.  As previously mentioned, we have been in Valdosta since 1956, but our roots run deeper in some of the financial institutions we acquired in other South Georgia communities.  We have been in Adel (Cook County) since 1948, and we have been in both Bainbridge (Decatur County) and Baxley (Appling County) since 1934.  We are also located in Statesboro (Bulloch County), Hazlehurst (Jeff Davis County) and Cairo (Grady County).  Collectively, we refer to these seven communities as our “South Georgia” market in this Report.  In 2001, we began consolidating the separate charters of our banks into one charter, The Park Avenue Bank.  The charter consolidation was completed in April 2002, and all of our banking offices now operate under the “PAB” logo.  Overall, we have a 2.55% market share1 of the total deposits in the state’s southern tier2.  Our branch network in South Georgia has allowed us to deliver retail banking services in these communities more effectively.  Therefore, our primary focus in South Georgia is on providing traditional community banking products and services to consumers, businesses, and municipalities.  The timber and farming industries and agricultural-related businesses are vital to the local economies in each of our South Georgia markets.

Valdosta and Adel are located off Interstate 75 in the middle of South Georgia.  Valdosta is the county seat of Lowndes County and is 18 miles north of the Florida state line.  The Valdosta Metropolitan Statistical Area (“MSA”) is comprised of Lowndes, Brooks, Berrien, and Echols Counties.  Adel is in Cook County and is 21 miles north of Valdosta.  We have 72 employees, five branches, and seven ATM’s serving our customers in these communities.  The Company’s administrative and operational facilities and 106 additional employees are also located in Valdosta.  Prior to its merger with the Bank in 2001, the Adel office operated under a separate bank charter called Farmers and Merchants Bank.  Moody Air Force Base, Valdosta State University, and several transportation and distribution facilities of regional and national firms are some of the major economic factors to the area.

Bainbridge and Cairo are 82 and 58 miles, respectively, west of Valdosta along U.S. Highway 84 in the southwest corner of the state in the heart of Georgia’s “Plantation Trace”, a region dotted with historic antebellum-era plantations and farms.  Also, both communities are within 42 miles of the Tallahassee, Florida MSA.  We have 35 employees, four branches, and five ATM’s serving our customers in these communities.  Prior to their merger with the Bank in 2002, the Bainbridge and Cairo offices were part of the First Community Bank of Southwest Georgia charter, with the Cairo office using the trade name Bank of Grady County.  First Community Bank of Southwest Georgia was formed in 1998 from the merger of First Federal Savings Bank and Bainbridge National Bank.

Statesboro, 161 miles northeast of Valdosta, sits at the intersection of U.S. Highway 80 and U.S. Highway 301, off of Interstate 16, in Southeast Georgia.  Statesboro is also 53 miles west of the Savannah MSA.  We have 20 employees, two branches, and three ATM’s in this community.  Prior to its merger with the Bank in 2002, the Statesboro offices had operated under the Eagle Bank and Trust charter.  Georgia Southern University is located in Statesboro.

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

North Georgia
During the fourth quarter of 2000, we adopted an expansion strategy to enter into higher growth metropolitan markets that would complement our South Georgia market.  This expansion began with the opening of an office in McDonough (Henry County) in October 2000.  In October 2001, we opened an office in Oakwood (Hall County).  Both the McDonough and Oakwood offices initially began as loan production offices and were subsequently developed into full service branches.  In October 2003, we opened a loan production office in Athens (Clarke County).  This Athens loan production office was converted into our full service branch in Oconee County in October 2006.  In July 2004, we expanded our presence in Henry County with the opening of a branch office in Stockbridge.  In April 2005, we opened a loan production office in Cobb County, and in December 2005, we opened a loan production office in Snellville (Gwinnett County).  In February 2007, we opened a branch in Snellville and a loan production office in Cumming (Forsyth County).  Our offices in Henry, Hall, Oconee, Cobb, Gwinnett and Forsyth counties are also referred to collectively as our “North Georgia” market in this Report.  Due to our relative newness and the lack of a large retail branch network, we do not have a significant retail presence or deposit market share in the North Georgia market.  Thus far, we have primarily catered to residential and commercial builders and developers and small- to medium-sized commercial operations in the North Georgia market.

_______________________________________
1 Based on the FDIC/OTS Summary of Deposits report as of June 30, 2006.
2 Regions 9-12 (58 counties) as defined by the Georgia Department of Community Affairs.

McDonough and Stockbridge are located along Interstate 75 in Henry County.  Henry County is the southern-most county of the Atlanta MSA.  McDonough is 30 miles south of Downtown Atlanta.  We have 24 employees, two branches, and three ATM’s serving our customers in these communities.  Our McDonough office opened in 2000 and our Stockbridge location opened in 2004.  Henry County has consistently been ranked among the fastest growing counties in the nation over the past several years.  We have been actively involved in financing several residential and commercial construction and development projects in Henry and surrounding counties, as we have also worked to increase our retail presence in the county.

Oakwood is 8 miles south of Gainesville along Interstate 985 in Hall County.  Oakwood is 50 miles northeast of Downtown Atlanta and 12 miles north of the Mall of Georgia retail shopping complex in Gwinnett County.  Oakwood is part of the Gainesville MSA.  We have nine employees, one branch, and one ATM serving our customers in this community.  The poultry industry has been a significant economic factor for the region over the past several decades.  As the Atlanta MSA continues its urban sprawl, Hall County has experienced significant growth in recent years.  Our primary focus in Hall County has been in commercial lending.

Athens is 70 miles east of Downtown Atlanta.  The consolidated city/county government of Athens-Clarke County and neighboring Oconee County comprise the Athens-Clarke County MSA.  The University of Georgia is located in Athens and is the single largest economic factor in the Athens-Clarke County MSA.  Prior to October 2006, we had one loan production office in this area.  In October 2006, we closed the loan production office and opened a newly constructed full service branch in Oconee County.  We now have eight employees and one ATM serving our customers in this community through this branch.

Our Cobb County office is 12 miles northwest of Downtown Atlanta.  We opened a commercial loan production office near Vinings just inside the Interstate 285 loop around the City of Atlanta in April 2005.  We have three employees in this office and focus on commercial loan production.

Snellville is 25 miles northeast of Downtown Atlanta along U.S. Highway 78 in Gwinnett County.  We acquired an office condominium and opened a commercial loan production office in December 2005.  In September 2006, we entered into a ten-year agreement to lease office space for a full-service branch within this area.  The branch was completed and opened in February 2007.  With the addition of this full service branch, we now have seven employees, two offices and one ATM serving our customers in this community.

Cumming is located 40 miles northeast of Downtown Atlanta along Georgia Highway 400 in Forsyth County.  We opened a loan production office in February 2007 with three employees.  Our primary focus will be commercial loan production from this office.

Florida
In December 2000, we acquired Friendship Community Bank in Ocala (Marion County).  The acquired bank was merged into the Bank in 2001.  In September 2003, we opened a loan production office in St. Augustine (St. Johns County).  In 2006, we entered into a five year agreement to lease space in the Jacksonville (Duval County) market for a full service branch.  This branch opened in December 2006.  Our offices in Ocala, Jacksonville and St. Augustine are collectively referred to as our “Florida” market.

Our Ocala office is near several retirement communities and has served primarily as a deposit gathering facility for the Bank.  Ocala is located in Central Florida, 130 miles south of Valdosta along Interstate 75.  We have 12 employees, one branch, and one ATM serving our customers in this community.  Ocala is known for its equestrian training facilities and retirement communities due to its mild year-round climate.

Jacksonville is located on the northeastern coast of Florida.  We have five employees and one branch serving our customers in this community.  With over $23.2 billion in deposits3, Duval County is the largest deposit market in which we have a deposit branch.

Our St. Augustine loan production office serves as the base for a lender who calls on commercial customers along Interstate 95 between Jacksonville (40 miles to the North) and Palm Coast (25 miles to the South).  We primarily originate and service the financing of our construction and development loans in and around these coastal communities from this office.

________________________
3 Based on the FDIC/OTS Summary of Deposits report as of June 30, 2006.

The table below provides basic information and summary demographic data on each of our markets.

Market/ County	# of Offices	Total Loans[4]	Total Deposits[4]	Market Share (%)[5]	Population[6]	Population Growth (%)[7]	Employment Growth (%)[8]	Unemployment Rate (%)[9]

South Georgia
Lowndes	4	$205,802	$262,932	17.4	96,705	5.0	3.3	4.1
Cook	1	10,580	44,339	23.5	16,366	3.8	2.8	5.3
Decatur	3	41,585	114,040	29.7	28,618	1.3	2.4	5.6
Grady	1	13,717	19,048	7.6	24,466	3.4	3.2	4.5
Appling	1	22,146	38,482	15.7	17,954	3.1	2.6	5.6
Jeff Davis	1	8,125	45,220	27.4	13,083	3.2	2.2	6.4
Bulloch	2	41,889	67,621	6.9	61,454	9.8	1.9	4.1
	13	$343,844	$591,682
North Georgia
Henry	2	$227,085	$84,287	4.9	167,848	40.7	3.4	4.1
Hall	1	92,816	34,478	1.4	165,771	19.0	3.1	3.8
Oconee	1	49,511	3,252	-	29,748	13.4	3.4	2.9
Cobb	1	9,289	1,401	-	663,818	9.2	3.4	4.2
Gwinnett	2	21,915	8,489	-	726,273	23.4	3.4	4.0
Forsyth	1	-	-	-	140,393	42.7	3.4	2.8
	8	$400,616	$131,907
Florida
Marion	1	$15,161	$136,316	2.8	303,442	17.2	4.0	3.4
Duval	1	5,166	2,554	-	826,436	6.1	4.1	3.9
St. Johns	1	46,317	325	-	161,525	31.2	4.1	2.7
	3	$66,644	$139,195

Employees
On December 31, 2006, we had a total of 311 full-time and 19 part-time employees.  We consider our relationship with our employees to be excellent.  We offer a competitive compensation and benefits package to our employees.

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

_________________________
[4]
Dollar amounts are presented in thousands as of December 31, 2006.  Amounts exclude $9.2 million in loans and $45.7 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

[5]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2006.
[6]	Estimated 2005 population provided by the U.S. Census Bureau.
[7]	Estimated percentage population change from 2000 to 2005 provided by the U.S. Census Bureau.
[8]
Total employment growth (not seasonally adjusted) for the Third Quarter 2006 Year-To-Date percentage change from the prior year’s Year-To-Date data provided by the Bureau of Labor Statistics Household Survey.

[9]	Unemployment rate (not seasonally adjusted) for the Third Quarter 2006 provided by the Bureau of Labor Statistics.

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

General
PAB is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the Financial Institutions Code of Georgia, respectively.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed.  As a result, PAB, and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage and other restrictions.  The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions.  De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state.  Georgia does not permit de novo branching by an out-of-state bank.  Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition.  Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.  However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years.

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

During 2006, PAB paid a total of $.54 per share in dividends to its stockholders.  At December 31, 2006, the Bank could declare approximately $7.44 million in dividends to PAB without further regulatory approval.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%.  Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  At December 31, 2006, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 12.32% and 11.08%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points.  Our Leverage Ratio at December 31, 2006 was 9.06%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations.  The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

At December 31, 2006, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

FDIC Insurance Assessments
The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance.  Member institutions pay deposit insurance assessments to the Deposit Insurance Fund, or the “DIF.”  The FDIC previously maintained the Savings Association Insurance Fund and the Bank Insurance Fund, which primarily insured the deposits of banks and state chartered savings banks.  These two funds were merged into the DIF effective March 31, 2006.

The FDIC recently amended its risk-based assessment system for 2007 to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005, or the “Reform Act.”  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors.  The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned.  Risk Category I, which contains the least risky depository institutions, is expected to include more than 90 percent of all institutions.  Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information.  The new assessment rates for nearly all financial institutions (Risk Category I) are expected to vary between five and seven basis points, or five to seven cents for every $100 of domestic deposits.  The riskiest institutions (Risk Category IV) may be assessed up to 43 basis points.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

In addition to the assessments for deposit insurance, institutions are required to make payments on bonds which were issued in the late 1980s by the Financing Corporation in order to recapitalize the predecessor to the Savings Association Insurance Fund.  During 2006, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.28 basis points of assessable deposits. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards
The Federal Deposit Insurance Act, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate.  The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.  In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA.  See “Prompt Corrective Action”.  If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.  The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

Community Reinvestment Act
Under the Community Reinvestment Act (“CRA”) the Bank, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator.  The Bank received satisfactory ratings in its most recent CRA examinations.

Restrictions on Transactions with Affiliates
PAB and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on: the amount of a bank’s loans or extensions of credit to affiliates; a bank’s investment in affiliates; assets a bank may purchase from affiliates, except for real and personal property exemption by the Federal Reserve; the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10.0% of a bank’s capital and surplus and, as to all affiliates combined, to 20.0% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

PAB and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

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

Effect of Governmental Monetary Policies
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

Proposed Legislation and Regulatory Action
New regulations and statutes are regularly proposed that contain certain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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
The success of our business and earnings is affected by general business and economic conditions in the United States and our market areas, particularly the Georgia counties of Lowndes, Cook, Decatur, Appling, Bulloch, Jeff Davis, Grady, Henry, Hall, Oconee, Cobb, Gwinnett and Forsyth and the Florida counties of Duval, Marion, and St. Johns. If the communities in which we operate do not grow as anticipated or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively impacted.  An economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes either nationally or locally could decrease the demand for loans and our other products and services and increase the number of customers who fail to pay interest or principal on their loans.  Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 89% of our total loans were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

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
Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Lowndes, Cook, Decatur, Appling, Bulloch, Jeff Davis, Grady, Henry, Hall, Oconee, Cobb, Gwinnett and Forsyth and the Florida counties of Duval, Marion and St. Johns, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.
Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information.  However, those established loan loss reserves may prove insufficient.  If we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.

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
As we expand our business in the future into new and emerging markets, we may also consider and enter into new lines of business or offer new products or services.  Such expansion involves risks, including:

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
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders.  The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and NASDAQ, that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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
If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

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
Our directors and executive officers, as a group, beneficially owned approximately 24% of our outstanding common stock as of December 31, 2006. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

The trading volume in our common stock has been low, and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.
The trading volume in our common stock on the NASDAQ Global Select Market and, prior to November 1, 2005, on the American Stock Exchange, has been relatively low when compared with larger companies listed on NASDAQ or other stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares.

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
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our Bank subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our Bank and banks that are regulated by the Federal Reserve.  If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We currently operate 20 bank branches, four loan production offices, an operations center, an executive office suite and an administrative building.  With the exception of our Ocala and Jacksonville, Florida branches and our Stockbridge and Snellville, Georgia branches, we own all of the real property and/or buildings in which our bank branch offices are located.  The Ocala office is under a five-year operating lease that expires in December 2008.  The Jacksonville branch is under a five-year operating lease that expires in September 2011.  The Stockbridge office is under a five-year operating lease that expires in May 2009.  The Snellville branch is under a ten-year operating lease that expires in December 2016.  We own the real property where our Snellville, Georgia loan production office is located.  The other three loan production offices and a 4,300 square-foot executive office suite in McDonough, Georgia are located in leased office space.  In addition, we own a three-story, 10,000 square-foot administrative building, which houses our corporate offices, and a 12,000 square-foot operations center in Valdosta, Georgia.  All of the properties are in a good state of repair and are appropriately designed for the purposes for which they are used.

Other than real estate held for future branch expansion and the normal real estate and commercial lending activities of the Bank, we generally do not invest in real estate, interests in real estate, real estate mortgages, or securities of persons primarily engaged in real estate activities.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on NASDAQ under the symbol “PABK” since November 1, 2005.  From July 9, 1996 to October 31, 2005, our common stock was listed for quotation on the American Stock Exchange under the symbol “PAB”.  On February 28, 2007, there were 2,152 holders of record of our common stock.

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

	Sales Price
Calendar Period	High	Low	Dividends	Earnings
2005
First Quarter	$14.50	$13.11	$0.11	$0.26
Second Quarter	15.70	14.03	0.12	0.32
Third Quarter	17.25	15.38	0.12	0.36
Fourth Quarter	18.65	15.45	0.125	0.34
2006
First Quarter	$22.20	$18.24	$0.125	$0.34
Second Quarter	21.73	18.35	0.135	0.37
Third Quarter	21.12	17.90	0.14	0.36
Fourth Quarter	22.49	19.86	0.14	0.34

Performance Graph
The following graph compares our yearly percentage change in cumulative, five-year shareholder return with the NASDAQ – Composite Index and the SNL Southeast Bank Index.  We have determined that the SNL Southeast Bank Index provides an appropriate and accurate comparison with our industry peers.  The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2001 and that all dividends were reinvested.  The change in cumulative total return is measured by dividing (i) the sum of (a) the cumulative amount of dividends for the period, and (b) the change in share price between the beginning and the end of the period, by (ii) the share price at the beginning of the period.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
PAB Bankshares, Inc.	100.00	81.86	159.23	137.95	197.87	237.57
NASDAQ Composite Index	100.00	68.76	103.67	113.16	115.57	127.58
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45

The foregoing Total Return Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Stock Buyback Plan
A summary of our purchases of PAB common stock during the fourth quarter ended December 31, 2006 follows.

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
October	404	$ 19.74	404	234,726
November	-	-	-	234,726
December	109	19.74	109	234,617
Total	513	$ 19.74	513	234,617

[1]	On May 23, 2006, the Board of Directors renewed its annual plan to purchase up to 300,000 shares of the Company's common stock over a 12 month period. The plan will expire May 23, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for PAB.  This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

(In thousands, except per share and other data)	2006	2005	2004	2003	2002
Summary of Operations:
Interest income	$77,566	$59,371	$40,597	$40,040	$48,079
Interest expense	33,555	20,398	10,624	12,467	19,989
Net interest income	44,011	38,973	29,973	27,573	28,090
Provision for loan losses	-	1,189	600	-	2,575
Other income	5,380	5,813	6,344	8,616	8,013
Other expense	28,167	24,778	23,055	25,702	24,368
Income before income tax expense	21,224	18,819	12,662	10,487	9,160
Income tax expense	7,488	6,366	4,144	3,361	2,813
Net income	$13,736	$12,453	$8,518	$7,126	$6,347
Net interest income on a taxable-equivalent basis	$44,507	$39,195	$30,148	$27,759	$28,225
Selected Average Balances:
Total assets	$1,067,362	$948,457	$765,016	$736,367	$779,958
Earning assets	1,004,981	890,337	704,345	675,718	719,352
Loans	792,278	706,052	569,858	540,787	586,712
Deposits	859,216	741,409	575,767	576,871	641,448
Stockholders’ equity	91,611	85,431	79,499	74,229	67,975
Selected Year End Balances:
Total assets	$1,120,804	$1,017,326	$868,975	$730,741	$747,911
Earning assets	1,048,239	957,918	808,886	666,488	683,456
Loans	820,304	752,938	646,149	538,644	555,238
Allowance for loan losses	11,006	11,079	9,066	10,139	12,097
Deposits	908,483	815,681	657,550	556,917	606,730
Stockholders’ equity	95,316	87,001	81,000	76,062	71,265
Common Share Data:
Outstanding at year end	9,504,969	9,469,017	9,495,320	9,484,660	9,430,413
Weighted average outstanding	9,499,434	9,514,775	9,499,709	9,476,158	9,426,761
Diluted weighted average outstanding	9,706,989	9,686,894	9,642,065	9,686,617	9,459,768
Per Share Ratios:
Net income - basic	$1.45	$1.31	$0.89	$0.75	$0.67
Net income - diluted	1.41	1.28	0.88	0.74	0.67
Dividends declared	0.54	0.475	0.34	0.18	0.11
Book value	10.03	9.19	8.53	8.02	7.56
Tangible book value	9.40	8.56	7.90	7.39	6.92
Profitability Ratios:
Return on average assets	1.29%	1.31%	1.11%	0.97%	0.81%
Return on average equity	14.99%	14.58%	10.71%	9.60%	9.34%
Net interest margin	4.43%	4.40%	4.28%	4.11%	3.92%
Efficiency ratio	55.88%	54.94%	63.18%	68.90%	67.04%
Liquidity Ratios:
Total loans to total deposits	90.29%	92.31%	98.27%	96.72%	91.51%
Average loans to average earning assets	78.84%	79.30%	80.91%	80.03%	81.56%
Noninterest-bearing deposits to total deposits	11.11%	13.23%	15.15%	17.04%	14.45%
Capital Adequacy Ratios:
Average equity to average assets	8.58%	9.01%	10.39%	10.08%	8.72%
Dividend payout ratio	37.36%	36.29%	37.93%	23.89%	16.39%
Asset Quality Ratios:
Net charge-offs to average loans	0.01%	-0.12%	0.29%	0.36%	1.06%
Nonperforming loans to total loans	0.49%	1.04%	0.54%	1.53%	2.09%
Nonperforming assets to total assets	0.45%	0.78%	0.40%	1.75%	1.72%
Allowance for loan losses to total loans	1.34%	1.47%	1.40%	1.88%	2.18%
Allowance for loan losses to nonperforming loans	271.95%	140.98%	261.04%	123.41%	104.33%

GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures

Certain financial information included in “Selected Financial Data” above is determined by methods other than in accordance with GAAP.  “Tangible book value” is a non-GAAP financial measure that our management uses in its analysis of our performance.

“Tangible book value” is defined as total equity reduced by recorded intangible assets divided by total common shares outstanding.  This measure is important to investors interested in changes from period to period in book value per share exclusive of changes in intangible assets.  Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of the company.  For companies that have engaged in multiple business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

	2006	2005	2004	2003	2002
Book value per common share	$10.03	$9.19	$8.53	$8.02	$7.56
Effect of intangible assets per share	0.63	0.63	0.63	0.63	0.64
Tangible book value per common share	$9.40	$8.56	$7.90	$7.39	$6.92

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW OF KEY FINANCIAL, STRATEGIC AND PERFORMANCE FACTORS

Our operating subsidiary, The Park Avenue Bank, is a $1.12 billion community bank with 20 branches and four loan production offices in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to both commercial and individual customers in our markets.  For additional information on our markets, see the “Markets and Competition” section in Part I of this Report.  As a bank, we operate in a highly regulated and competitive environment.  Our primary objective is to increase the return on our stockholders’ investment over the long-term by accepting deposits and borrowing additional funds as needed at low costs and investing those proceeds in a safe and sound manner in loans and investments at a higher yield.  Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

Our future success is dependent on our ability to effectively execute our de novo branching strategy, attract and retain excellent employees, utilize technology and support components efficiently, and keep our focus on sales and service.

Earnings
We posted our second consecutive year of record earnings for the Company in 2006.  Our net income increased 10.3% from $12.45 million in 2005 to $13.74 million in 2006.  Our diluted earnings per share (“EPS”) increased 10.07% from $1.28 in 2005 to $1.41 in 2006.  Our total revenues (which is net interest income plus noninterest income) increased 10.3% from $44.79 million in 2005 to $49.39 million in 2006.  Our return on average assets (“ROA”) decreased slightly from 1.31% in 2005 to 1.29% as our average assets increased 12.5% in 2006.  Our return on average equity (“ROE”) improved from 14.58% in 2005 to 14.99% in 2006.  The primary reasons for our record level of profitability in 2006 and our reasons for cautious optimism for 2007 are outlined in the section titled “Results of Operations” below.  The following table summarizes our net income, EPS, ROA, and ROE for the past five years.

Year	Net Income	EPS	ROA	ROE
	(In Thousands)
2002	$6,347	$0.67	0.81%	9.34%
2003	7,126	0.74	0.97%	9.60%
2004	8,518	0.88	1.11%	10.71%
2005	12,453	1.28	1.31%	14.58%
2006	13,736	1.41	1.29%	14.99%

Loan and Deposit Growth
During 2006, total assets increased $103.5 million, or 10.2%, from $1.02 billion at the end of 2005 to $1.12 billion at the end of 2006.  Total loans increased $67.4 million, or 8.9%, and total deposits increased $92.8 million, or 11.4%, during 2006.  In our South Georgia market, loans increased 6.7% due primarily to an increase in construction and development lending and deposits increased 11.5% due primarily to a successful money market program and a temporary influx of $24.2 million of public funds deposits in December.  In our North Georgia market, loans increased 13.3% due primarily to an increase in commercial lending and commercial mortgages and deposits increased 19.8% due to CD marketing campaigns.  However, total loans in our Cobb County office decreased $15.8 million in 2006 due to the loss of a commercial lender to a competitor.  In our Florida market, loans increased 5.2% due to an increase in commercial mortgages and deposits increased 10.3% due to CD marketing campaigns.

Overall our construction and development loans increased $26.6 million, or 9.9%, and our commercial mortgages increased $23.9 million, or 10.3%, during 2006.  However, during the fourth quarter of 2006, we began to see a slowdown in the demand for new construction and development financing opportunities.  From September 30 to December 31, 2006, our construction and development loans decreased $1.8 million, or 0.6%.

In an effort to diversify our loan portfolio from commercial real estate (which includes construction and development lending and commercial mortgages), we increased our efforts in non-real estate secured commercial lending and in residential mortgages.  Our commercial loans increased $15.5 million, or 30.5%, during 2006.  As a percentage of total loans, this segment of our portfolio increased from 6.8% at the end of 2005 to 8.1% at the end of 2006.

A breakdown of loans and deposits as of December 31, 2006 and 2005 and the percentage of net growth (or contraction) in 2006 for each market is provided in the table below.

Market/	# of	Total Loans			Total Deposits
County	Offices	2006	2005	% Chg	2006	2005	% Chg
		(Dollars in Thousands)
South Georgia
Lowndes	4	$205,802	$179,001	15.0	$262,932	$238,829	10.1
Cook	1	10,580	9,248	14.4	44,339	39,053	13.5
Decatur	3	41,585	42,650	(2.5)	114,040	92,851	22.8
Grady	1	13,717	12,923	6.1	19,048	18,511	2.9
Appling	1	22,146	24,606	(10.0)	38,482	40,544	(5.1)
Jeff Davis	1	8,125	8,138	(0.2)	45,220	39,500	14.5
Bulloch	2	41,889	45,809	(8.6)	67,621	61,431	10.1
		$343,844	$322,375	6.7	$591,682	$530,719	11.5
North Georgia
Henry	2	$227,085	$206,467	10.0	$84,287	$81,804	3.0
Hall	1	92,816	80,219	15.7	34,478	23,775	45.0
Oconee	1	49,511	41,904	18.2	3,252	755	330.7
Cobb	1	9,289	25,098	(63.0)	1,401	3,739	(62.5)
Gwinnett	1	21,915	-	-	8,489	-	-
		$400,616	$353,688	13.3	$131,907	$110,073	19.8
Florida
Marion	1	$15,161	$10,742	41.1	$136,316	$125,579	8.5
Duval	1	5,166	-	-	2,554	-	-
St. Johns	1	46,317	52,605	(12.0)	325	673	(51.7)
		$66,644	$63,347	5.2	$139,195	$126,252	10.3
Treasury	-	$9,200	$13,528	(32.0)	$45,699	$48,637	(6.0)

Total		$820,304	$752,938	8.9	$908,483	$815,681	11.4

In 2005, we opened loan production offices in Cobb and Gwinnett Counties (Georgia) located in the Atlanta MSA.  In 2006, we opened full service branches in the Athens (Georgia) MSA and the Jacksonville (Florida) MSA.  During the first quarter of 2007, we will open a full service branch at a second location in Gwinnett County and a loan production office in Forsyth County also located in the Atlanta MSA.  We intend to continue to expand our presence in the higher growth markets in and around the Atlanta MSA and in north and central Florida.

Total stockholders’ equity increased $8.3 million, or 9.6%, during 2006.  Stockholders’ equity increased primarily from the retention of $8.6 million in earnings (net income of $13.7 million less $5.1 million in dividends paid) in 2006.  As a percentage of total assets, stockholders’ equity represented 8.5% at end of 2006, compared to 8.6% at the end of 2005, as the pace of asset growth slightly exceeded the net increase in equity.

Asset Quality Issues in 2001
To truly appreciate the Company’s accomplishments of 2004 through 2006, one must understand the challenges we overcame in preceding years.  A summary of the events in 2001 and our subsequent progression follows.

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

From the third quarter of 2001, when our credit problems began to surface, to the third quarter of 2003, when our Resolution with the Federal Reserve was terminated, our balance sheet went through a period of contraction.  While part of the decline was due to the work out or charge-off of certain loans, we also lost some business to former lenders and our competitors while our attention was diverted from business development.  In addition, we saw a decline in overall demand for loans with the downturn in the economy.

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

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

From June 2004 to June 2006, the Federal Open Market Committee of the Federal Reserve (“FOMC”) increased the federal funds rate seventeen consecutive times, in 25 basis point increments, from 1.00% to 5.25%.  Since June 2006, the FOMC has held the federal funds rate steady at 5.25%.  Being in an asset-sensitive interest rate position on our balance sheet (our earning assets reprice more frequently than our rate-sensitive liabilities), we benefited during the period of rising interest rates.  Conversely, all other factors remaining unchanged, we would expect our earnings to decrease from current levels in a declining interest rate environment.  We discuss our interest rate risk in further detail in Item 7A.  Below, we have summarized the impact that changes in interest rates and changes in our balance sheet have had on our earnings over the past three years.

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

For the Years Ended December 31,	2006 vs. 2005			2005 vs. 2004
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars In Thousands)
Increase (decrease) in income from earning assets:
Loans	$15,549	$9,222	$6,327	$16,709	$8,321	$8,388
Taxable securities	2,138	779	1,359	558	137	421
Nontaxable securities	783	-	783	121	(7)	128
Other short-term investments	-	506	(506)	1,433	908	525
Total interest income	18,470	10,507	7,963	18,821	9,359	9,462

Increase (decrease) in expense from interest-bearing liabilities:
Demand deposits	4,858	3,881	977	2,163	1,936	227
Savings deposits	213	234	(21)	79	79	-
Time deposits	6,909	4,693	2,216	6,048	2,932	3,116
FHLB advances	794	995	(201)	1,518	836	682
Notes payable	282	152	130	172	172	-
Other short-term borrowings	102	119	(17)	(206)	34	(240)
Total interest expense	13,158	10,074	3,084	9,774	5,989	3,785

Net interest income	$5,312	$433	$4,879	$9,047	$3,370	$5,677

Average Balances, Interest and Yields
The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for each of the last three years.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate for 2006 and 2005, and a 34% Federal tax rate in 2004.  Loan average balances include loans on nonaccrual status.  Other short-term investments include federal funds sold and interest-bearing deposits in other banks.

For the Years Ended
December 31,	2006			2005			2004
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield /Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
	(Dollars In Thousands)
ASSETS
Interest-earning assets:
Loans	$792,278	$67,354	8.50%	$706,052	$51,805	7.34%	$569,858	$35,096	6.16%
Investment securities:
Taxable	156,059	7,719	4.95%	125,491	5,581	4.45%	115,781	5,023	4.34%
Nontaxable	24,104	1,419	5.89%	10,802	635	5.88%	8,645	514	5.95%
Other short-term investments	32,540	1,571	4.83%	47,992	1,572	3.28%	10,061	139	1.38%
Total interest- earning assets	1,004,981	78,063	7.77%	890,337	59,593	6.69%	704,345	40,772	5.79%

Noninterest-earning assets:
Cash	20,927			21,688			20,258
Allowance for loan losses	(10,966)			(10,283)			(9,586)
Unrealized gain (loss)on securities available for sale	(2,818)			(930)			(352)
Other assets	55,238			47,645			50,351
Total assets	$1,067,362			$948,457			$765,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Demand deposits	$266,374	$8,221	3.09%	$206,418	$3,363	1.63%	$173,555	$1,200	0.69%
Savings deposits	39,366	526	1.34%	42,154	313	0.74%	42,137	234	0.56%
Time deposits	453,004	19,708	4.35%	386,137	12,800	3.31%	264,216	6,752	2.56%
FHLB advances	90,115	3,848	4.27%	96,467	3,053	3.16%	66,787	1,535	2.30%
Notes payable	12,118	1,021	8.42%	10,310	739	7.17%	10,310	567	5.50%
Other short-term borrowings	6,843	232	3.39%	7,868	130	1.65%	27,408	336	1.23%
Total interest-bearing liabilities	867,820	33,556	3.87%	749,354	20,398	2.72%	584,413	10,624	1.82%

Noninterest-bearing liabilities and stockholders' equity:
Demand deposits	100,472			106,700			95,859
Other liabilities	7,459			6,972			5,245
Stockholders' equity	91,611			85,431			79,499
Total liabilities and stockholders' equity	$1,067,362			$948,457			$765,016

Interest rate spread			3.90%			3.97%			3.97%

Net interest income		$44,507			$39,195			$30,148

Net interest margin			4.43%			4.40%			4.28%

Investment Portfolio

The book value of investment securities at the indicated dates are presented below.  Changes in the mix of our investment portfolio will vary over time in response to changes in market conditions and liquidity needs of the Bank.

As of December 31,	2006	2005	2004
	(Dollars in Thousands)
U. S. Government agency securities	$82,294	$70,635	$52,519
State and municipal securities	28,892	14,063	8,738
Mortgage-backed securities	58,875	59,858	54,997
Corporate debt securities	4,528	3,580	4,318
Equity securities	9,504	9,319	8,112
	$184,093	$157,455	$128,684

At December 31, 2006, the estimated fair market value of our investment portfolio was approximately $1,679,000, or 0.9%, below our amortized cost; however, market values may fluctuate significantly as interest rates change.

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
The following table shows the maturities of non-equity investment securities at December 31, 2006 and the weighted-average yields (on a fully taxable basis assuming a 35% tax rate) on such securities.  The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds.  Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Of the investments in U.S. Government agency securities maturing after one year, approximately $28.7 million, or 35%, are potentially callable at par value within one year.

	U.S. Government Agency Securities		State and Municipal Securities		Mortgage-Backed Securities		Corporate Debt Securities
As of December 31, 2006	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Due in one year or less	$-	-	$2,902	4.89%	$-	-	$-	-
Due after one year through five years	32,070	4.53%	5,940	5.05%	49,054	4.88%	2,531	7.35%
Due after five years through ten years	22,379	5.18%	8,647	5.94%	9,821	5.11%	1,500	6.36%
Due after ten years	27,845	5.67%	11,403	5.99%	-	-	497	5.52%
Total	$82,294	5.09%	$28,892	5.67%	$58,875	4.92%	$4,528	6.82%

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

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Commercial and financial	$66,376	$50,860	$59,703	$53,849	$62,653
Agricultural (including loans secured by farmland)	43,302	55,830	26,704	24,071	21,777
Real estate - construction	295,246	268,629	166,854	100,150	83,836
Real estate - commercial	255,462	231,601	239,032	203,465	193,298
Real estate - residential	142,501	127,326	136,190	128,539	145,470
Installment loans to individuals and other	18,414	20,380	19,552	29,366	48,934
	821,301	754,626	648,035	539,440	555,461
Deferred loan fees and unearned interest, net	(997)	(1,688)	(1,886)	(796)	(223)
	820,304	752,938	646,149	538,644	555,238
Allowance for loans losses	(11,006)	(11,079)	(9,066)	(10,139)	(12,097)
Loans, net	$809,298	$741,859	$637,083	$528,505	$543,141

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2006	2005	2004	2003	2002

Commercial and financial	8.09%	6.75%	9.24%	10.00%	11.28%
Agricultural (including loans secured by farmland)	5.28%	7.41%	4.13%	4.47%	3.92%
Real estate - construction	35.99%	35.68%	25.82%	18.59%	15.10%
Real estate - commercial	31.14%	30.76%	36.99%	37.78%	34.82%
Real estate - residential	17.37%	16.91%	21.08%	23.86%	26.20%
Installment loans to individuals and other	2.24%	2.71%	3.03%	5.45%	8.72%
	100.12%	100.22%	100.29%	100.15%	100.04%
Deferred loan fees and unearned interest, net	-0.12%	-0.22%	-0.29%	-0.15%	-0.04%
	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loans losses	-1.34%	-1.47%	-1.40%	-1.88%	-2.18%
Loans, net	98.66%	98.53%	98.60%	98.12%	97.82%

Overall, the loan portfolio increased $67.4 million, or 9.0%, from $752.9 million at the beginning of the year to $820.3 million at year end.  In 2006, the composition of the loan portfolio continued to shift as loans secured by real estate represented 89.5% of the total portfolio at the end of 2006, as compared to 78.4% at the end of 2002.  At the end of 2002, Installment loans to individuals represented 8.7% of our loan portfolio, while it only represented 2.2% of our portfolio at the end of 2006.  Commercial and financial loans decreased from 11.3% of our portfolio to 8.1% of our portfolio during that same time.  Residential real estate mortgages decreased from 26.2% of our portfolio in 2002 to 17.4% of our portfolio in 2006.

Our construction and land development loans increased from 15.1% of our portfolio in 2002 to 36.0% of our portfolio in 2006.  Growth in all of our markets contributed to the $26.6 million increase in construction loans; however, the majority of our construction and development loans are in our North Georgia market.  Of the $295.2 million in construction and development loans outstanding at the end of 2006, $190.6 million, or 64.6%, originated in our North Georgia offices.

Because we have a significant concentration in construction and development loans and commercial real estate loans we must monitor and estimate trends in our real estate markets.  We will adjust our strategies or underwriting requirements in an effort to manage the risks associated with these types of lending.  Below is a table showing the collateral distribution of our construction and commercial real estate loans as of December 31, 2006.

	Construction	% of Total		Commercial	% of Total
	(Dollars in Thousands)
Acquisition and Development:			Owner-occupied:
1-4 family residential	$134,559	45.58%	Office	$31,210	12.22%
Commercial and multi-family	78,611	26.63%	Retail	23,117	9.05%
Construction:			Other	38,151	14.93%
1-4 family residential spec	34,347	11.63%	Not owner-occupied:
1-4 family residential pre-sold	1,930	0.65%	Office	28,686	11.23%
1-4 family residential other	7,273	2.46%	Retail	31,503	12.33%
Commercial owner-occupied	6,685	2.26%	Other	26,072	10.21%
Commercial not owner-occupied	8,831	2.99%	Other:
Hotel/motel	7,683	2.60%	Hotel/motel	16,131	6.31%
Industrial	-	-	Industrial	3,246	1.27%
Multi-family properties	10,362	3.51%	Multi-family properties	19,379	7.59%
Special purpose property	1,050	0.36%	Special purpose property	37,938	14.85%
Other	3,915	1.33%	Other	29	0.01%
Total Construction and Development	$295,246	100.00%	Total Commercial Real Estate	$255,462	100.00%

A summary of loans from each market outstanding at December 31, 2006 is presented in the following table.

	South Georgia Market	North Georgia Market	Florida Market	Treasury	Total
	(Dollars in Thousands)
Commercial and financial	$32,066	$33,810	$448	$52	$66,376
Agricultural (including loans secured by farmland)	37,735	4,581	986	-	43,302
Real estate - construction	69,616	190,644	34,954	32	295,246
Real estate - commercial	79,574	145,969	24,448	5,471	255,462
Real estate - residential	109,065	24,908	6,219	2,309	142,501
Installment loans to individuals and others	15,692	1,312	87	1,323	18,414
	343,748	401,224	67,142	9,187	821,301
Deferred loan fees and unearned interest, net	96	(608)	(498)	13	(997)
	343,844	400,616	66,644	9,200	820,304
Allowance for loan losses	(4,338)	(5,443)	(896)	(329)	(11,006)
	$339,506	$395,173	$65,748	$8,871	$809,298

In addition to the geographic concentrations noted in the tables above, we had approximately $70.5 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

In 2006, loans in our North Georgia market increased 13.3% and loans in our Florida market increased 5.2%.  While these are relatively new markets for us and some level of growth is expected, the growth that we have experienced from these markets is attributable to the addition of experienced lenders with contacts in these markets and strong local economic activity.  Our ability to continue to grow in these markets is dependent upon a continuation of these favorable attributes.

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

As of December 31, 2006	Commercial & Financial	Agricultural	Real Estate – Construction	Real Estate – Commercial	Real Estate – Residential	All Other Loans	Total
	(Dollars in Thousands)
Due in one year or less	$32,103	$30,629	$200,021	$71,798	$31,757	$10,090	$376,398
Due after one year through five years	32,129	11,230	91,027	142,085	65,656	7,023	349,150
Due after five years	2,144	1,443	4,198	41,579	45,088	1,301	95,753
Total	$66,376	$43,302	$295,246	$255,462	$142,501	$18,414	$821,301

Of the above loans maturing after one year,
those with predetermined fixed rates	$11,925	$7,339	$13,176	$127,232	$70,199	$6,770	$236,641
those with floating or adjustable rates	22,348	5,334	82,049	56,432	40,545	1,554	208,262
Total maturing after one year	$34,273	$12,673	$95,225	$183,664	$110,744	$8,324	$444,903

While we make some long-term, fixed rate commercial real estate loans with short-term and long-term interest rates nearly the same, we have historically preferred to offer loans to our commercial customers on a floating rate basis, usually tied to a prime interest rate.  This preference has contributed to our asset-sensitive interest rate risk position.  During 2006, we moderated our preferences and began competing for more fixed-rate commercial and residential mortgages.  At December 31, 2006, approximately 65% of our loan portfolio will either mature or reprice within the next 12 months, a 6% decrease compared to 71% of our loan portfolio maturing or repricing within one year at December 31, 2005.

Nonaccrual, Past Due and Restructured Loans
The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

As of December 31,	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$4,013	$7,856	$1,417	$7,048	$10,378
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	34	2	11	-	-
Troubled debt restructurings not included above	-	-	2,045	1,168	1,217
Total nonperforming loans	$4,047	$7,858	$3,473	$8,216	$11,595

Ratio of nonperforming loans to total loans (%)	0.49	1.04	0.54	1.53	2.09

Allowance for loan losses to nonperforming loans (%)	271.95	140.98	261.04	123.41	104.33

At December 31, 2006, we had $2.3 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 0.28% of total loans, representing a slight increase from 0.17% one year ago.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured.  All interest accrued for loans that are placed on nonaccrual status is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received or until the loan is returned to accrual status.  For the year ended December 31, 2006, the gross interest income that would have been recorded if our nonperforming loans had been current in accordance with their original terms was approximately $262,000.  The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2006 was approximately $52,000.  The allowance for loan losses related to our nonperforming loans amounted to approximately $602,000 and $1.2 million at December 31, 2006 and 2005, respectively.

Allowance For Loan Losses

At December 31, 2006, the allowance as a percentage of total loans was 1.34%, compared to 1.47% at December 31, 2005.  We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio.  As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.  The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio.  Their assessments are supplemented with independent reviews conducted by our internal audit department and external loan review consultants.  All loans in excess of $100,000 that have been identified for potential credit weakness are reviewed quarterly by a management committee, which further enhances the process for timely recognition of losses and for determining appropriate reserves.

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

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by Financial Accounting Standards Board (“FASB”) Statement No. 114, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  At December 31, 2006, we did not have any specific reserves on any individually evaluated impaired and other significant potential problem loans.  This is a decrease from the $1.16 million in specific reserves on $7.28 million in individually evaluated loans at December 31, 2005.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 day or more.  The allowance factors are based on industry standards and supported by our own historical loss analysis.  At December 31, 2006, we had $3.22 million in general reserves allocated to $85.0 million rated and delinquent loans.  This is an increase from the $2.78 million reserved on a lower balance of $74.0 million rated and delinquent loans at December 31, 2005.  We had a slight increase in the less severe internal loan rating categories over the past 12 months.

The third component of the allowance addresses general allowances on all loans not individually reserved due to impairment, rating or delinquency status.  These loans are divided into smaller homogenous groups based on loan type.  The allowances are determined by applying loss factors to each pool of loans with similar characteristics.  The factors used are based on the five-year historical loss percentages for each pool adjusted by current known and documented internal and external environmental factors.  The environmental factors considered in developing our loss measurements include:

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At December 31, 2006, we had $6.89 million in general reserves compared to $6.49 million one year ago.  This 6.4% increase in the general reserve over last year is primarily due to loan growth and additional caution taken into consideration for our increased concentration in construction and development lending.

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

As of December 31,	2006		2005		2004		2003		2002
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in Thousands)
Commercial and financial	$972	8.1%	$2,670	6.7%	$1,167	8.9%	$1,570	9.8%	$1,063	11.3%
Agricultural (including loans secured by farmland)	1,184	5.3%	323	7.4%	490	4.2%	741	4.5%	1,357	3.9%
Real estate - construction	4,875	35.9%	4,427	35.5%	2,211	25.8%	1,169	18.6%	1,293	15.1%
Real estate - commercial	2,276	31.1%	2,280	30.8%	3,514	37.0%	3,793	37.8%	4,741	34.8%
Real estate - residential	547	17.4%	208	16.9%	1,337	21.1%	1,557	23.9%	2,919	26.2%
Consumer and other loans	255	2.2%	512	2.7%	335	3.0%	548	5.4%	724	8.7%
Unallocated	897		659		12		761		-
Total	$11,006	100.0%	$11,079	100.0%	$9,066	100.0%	$10,139	100.0%	$12,097	100.0%

Summary of Loan Loss Experience
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31,	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of year	$11,079	$9,066	$10,139	$12,097	$15,765
Charge-offs:
Commercial and financial	115	31	511	365	3,771
Agricultural (including loans secured by farmland)	-	-	24	890	6
Real estate - construction	24	-	-	9	-
Real estate - commercial	314	7	1,228	443	1,595
Real estate - residential	208	43	467	401	157
Installment loans to individuals and other loans	160	200	343	1,011	1,073
	821	281	2,573	3,119	6,602
Recoveries:
Commercial and financial	118	111	117	673	89
Agricultural (including loans secured by farmland)	41	247	151	14	6
Real estate - construction	-	-	-	-	-
Real estate - commercial	335	394	268	137	93
Real estate - residential	87	148	52	43	26
Installment loans to individuals and other loans	167	205	312	294	145
	748	1,105	900	1,161	359
Net charge-offs (recoveries)	73	(824)	1,673	1,958	6,243
Additions provided to the allowance charged to operations	-	1,189	600	-	2,575
Balance at end of year	$11,006	$11,079	$9,066	$10,139	$12,097

Average balance of loans outstanding	$792,278	$706,052	$569,858	$540,787	$586,712

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year (%)	0.01	(0.12)	0.29	0.36	1.06

Deposits

The following table summarizes average balances of deposits and related weighted average rates of interest paid for each of the three years presented.

For the Year Ended December 31,	2006		2005		2004
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$100,472	-	$106,700	-	$95,859	-
Interest-bearing demand	266,374	3.09%	206,418	1.63%	173,555	0.69%
Savings	39,366	1.34%	42,154	0.74%	42,137	0.56%
Time	453,004	4.35%	386,137	3.31%	264,216	2.56%
Total	$859,216	3.31%	$741,409	2.22%	$575,767	1.42%

Our total deposit portfolio grew $92.8 million, or 11.4%, in 2006.  Of this increase, $55.1 million is from time deposits.  The average rate paid on time deposits increased 104 basis points from 3.31% in 2005 to 4.35% in 2006.  While we have historically enjoyed a relatively low cost of funds from our core deposits, with the current rate environment and our plan to grow the balance sheet, we expect our cost of funds to continue to increase, thus adding significant pressure to our ability to maintain our net interest margin at or near the level posted in 2006.

The maturities of time deposits as of December 31, 2006 are summarized below.

	Retail time deposits < $100,000	Retail time deposits $100,000	Brokered time deposits $100,000	Total time deposits
	(Dollars in Thousands)
Three months or less	$56,778	$39,216	$9,185	$105,179
Over three through six months	53,951	34,399	5,500	93,850
Over six months through twelve months	80,280	42,758	2,781	125,819
Over twelve months	88,927	44,681	20,288	153,896
Total	$279,936	$161,054	$37,754	$478,744

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

At December 31, 2006, our liquidity position, which is an internally-calculated ratio of short-term funds available to short-term and potentially volatile liabilities, was 20.79%.  Our net noncore funding dependency ratio, which is the difference between regulatory defined non-core liabilities and short-term investments, divided by long-term assets, was 25.36%.  Our liquidity and funding policy provides that we maintain a liquidity position of greater than or equal to 15% and a net noncore funding dependency ratio of less than or equal to 35%.

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

As of December 31, 2006	Contractual Maturities	Expected Cash Flows	Difference
	(Dollars in Thousands)
Due in one year or less	$2,902	$22,294	$19,392
Due after one year through five years	89,595	81,096	(8,499)
Due after five years through ten years	42,348	54,810	12,462
Due after ten years	39,744	16,389	(23,355)
Total	$174,589	$174,589	$-

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits and certain borrowing arrangements.  At December 31, 2006, approximately 63.4% of our $184.1 million investment portfolio was pledged as collateral to others.

Borrowings
As with most community banks, loan volume is the driver for the remainder of our balance sheet.  With strong loan demand, we continue to compete to increase deposits within our markets.  As a result of our efforts, we have been able to reduce our reliance on brokered deposits to fund our loan growth.  Our brokered deposits decreased 10.3% from $42.1 million at December 31, 2005 to $37.8 million at December 31, 2006.  We have slightly increased our advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) from $90.0 million at December 31, 2005 to $90.2 million at December 31, 2006.

On October 5, 2006, PAB Bankshares Capital Trust II (“PAB Trust II”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”.  We formed PAB Trust II, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by us.  The interest rates on both the trust preferred securities and the Debentures are reset quarterly at three-month LIBOR plus 1.63% (initially 7.00%).  We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust II’s obligations under the trust preferred securities.  PAB Trust II’s sole asset is the Debentures issued by us.  The Debentures will mature on December 31, 2036, but are callable at par at our option in whole or in part anytime on or after December 31, 2011.  The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

On November 28, 2001, PAB Bankshares Capital Trust I (“PAB Trust I”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”.  We formed PAB Trust I, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures issued by us.  The interest rates on both the trust preferred securities and the debentures are reset semi-annually at LIBOR plus 3.75% with a rate cap of 11.0% through December 8, 2006.  We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust I’s obligations under the trust preferred securities.  PAB Trust I’s sole asset is the debentures issued by us.  The debentures were scheduled to mature on December 8, 2031, but were callable at par at our option in whole or in part anytime on or after December 8, 2006.  We exercised our call option on the Debentures and redeemed the Debentures and the trust preferred securities on December 8, 2006.

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities.  This Interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this Interpretation.  The Company has determined that the revised provisions required deconsolidation of PAB Trust I and PAB Trust II.  The interpretation did not have a material effect on the Company’s financial condition or results of operations.

At December 31, 2006, we had $17.4 million in an available secured credit line with the FHLB and an additional $50.0 million in unsecured Fed Funds lines of credit available with correspondent banks.

Contractual Obligations
Summarized below are our contractual obligations as of December 31, 2006.

Contractual Obligations	Total	1 year or less	Over 1 to 3 years	Over 3 to 5 years	More than 5 years
	(Dollars in Thousands)
FHLB Advances	$90,191	$22	$11,289	$42,248	$36,632
Operating Lease Obligations	1,959	371	620	462	506
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$102,460	$393	$11,909	$42,710	$47,448

Off-Balance-Sheet Financing
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit.  These financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  We use the same credit policies in making these commitments as we do for on-balance-sheet instruments.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At December 31, 2006, we had outstanding commitments to extend credit through open lines of credit of approximately $154.5 million and outstanding standby letters of credit of approximately $7.3 million.

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have strong credit ratings and are approved by our Board.  Due to these factors, we feel our credit risk exposure at December 31, 2006 was not material.

Commitments of Capital
In September 2006, we entered into an agreement to lease space for a full service branch in Snellville, Georgia.  At year-end, we had spent approximately $240,000 on improvements and furnishings for this property, and we have allocated an additional $377,000 to complete the leasehold improvements, furnish and equip the branch.  We were also in the process of replacing the carpet in our main office in Valdosta for a remaining cost of $50,000.

Stockholders’ Equity
We are required to comply with capital adequacy standards established by our regulatory agencies.  See the section titled “Capital Adequacy” under the caption “Supervision and Regulation” in Item 1 of this Report for more information on the regulatory capital adequacy standards.

The following table summarizes our consolidated regulatory capital ratios at December 31, 2006, 2005 and 2004.

	2006	2005	2004	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	12.3%	12.4%	13.5%	8.0%
Tier 1 Capital to Risk Weighted Assets	11.1%	11.1%	12.2%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.1%	9.2%	10.4%	4.0%

RESULTS OF OPERATIONS

Net Interest Income

The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  Our net interest income for 2006, on a tax equivalent basis, increased by $5.31 million, or 13.6%, over 2005.  Interest income (on a tax equivalent basis) increased $18.47 million, or 31.0%, and interest expense increased by $13.16 million, or 64.5%, during 2006.  The growth in interest income is the result of a $114.6 million increase in the average balance of our earning assets and a 108 basis point improvement in the average yield on those earning assets during the year, from 6.69% in 2005 to 7.77% in 2006.  The increase in interest expense is the result of a $118.5 million increase in the average balance of our interest-bearing liabilities and a 115 basis point rise in the average rate paid on those interest-bearing liabilities from 2.72% in 2005 to 3.87% in 2006.

Our net interest income for 2005, on a tax equivalent basis, increased by $9.05 million, or 30.0%, over 2004.  Interest income (on a tax equivalent basis) increased $18.82 million, or 46.2%, and interest expense increased by $9.77 million, or 92.0%, during 2005.  The growth in interest income is the result of a $186.0 million increase in the average balance of our earning assets and a 90 basis point improvement in the average yield on those earning assets during the year, from 5.79% in 2004 to 6.69% in 2005.  The increase in interest expense is the result of a $164.9 million increase in the average balance of our interest-bearing liabilities and a 90 basis point rise in the average rate paid on those interest-bearing liabilities from 1.82% in 2004 to 2.72% in 2005.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin increased from 4.40% in 2005 to 4.43% in 2006, a 3 basis point improvement.  Although our net interest margin improved for 2006, our ability to continue to improve our net interest margin in 2007 is not expected considering the current inversion of the interest rate curve, narrowing spreads on our earning assets, and our rising incremental cost of funds.  In fact, our net interest margin for the fourth quarter of 2006 was 4.09%, a 39 basis point decrease from the 4.48% net interest margin posted for the third quarter of 2006.

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

For the year ended December 31, 2006, we did not incur a provision for loan losses, compared to a $1.19 million provision for the year 2005.  Factors necessitating a need for a provision, such as loan growth and credit and concentration risks were offset by low net charge-offs and a decline in the level of nonperforming loans since December 31, 2005.

We recorded $821,000 in loan charge-offs against the allowance for loan losses in 2006, a 192.2% increase compared to $281,000 in charge-offs in 2005.  However, we recovered $748,000 in previously charged-off loans during 2006, bringing our net charge-offs to $73,000, or 0.01% of average loans, for the year.

Noninterest Income

The following table summarizes noninterest income during the last three years.

For the Year Ended December 31,	2006		2005		2004
	Amount	Percentage Change 2006 vs. 2005	Amount	Percentage Change 2005 vs. 2004	Amount
	(Dollars In Thousands)
Service charges on deposit accounts	$3,875	-3.5%	$4,017	-9.1%	$4,417
Mortgage origination fees	499	-17.0%	601	15.1%	522
Brokerage commissions and fees	10	-23.1%	13	-89.3%	121
ATM / debit card fee income	561	19.4%	470	12.2%	419
Other commissions and fees	246	3.8%	237	5.3%	225
Securities transactions, net	(542)	4,827.3%	(11)	-320.0%	5
Earnings of bank-owned life insurance	394	14.5%	344	9.2%	315
Gain (loss) on disposal / write-down of assets	23	-129.1%	(79)	-166.4%	119
Other noninterest income	314	42.1%	221	10.0%	201
Total Noninterest Income	$5,380	-7.4%	$5,813	-8.4%	$6,344

Noninterest income decreased 7.4% in 2006.  As a percentage of average assets, noninterest income, excluding securities transactions and other non-recurring gains and losses, has been 0.55%, 0.62% and 0.81% for each of the last three years ended December 31, 2006, 2005 and 2004, respectively.

Service charges on deposit accounts have declined over the past three years due to competitive pricing issues and the introduction of a free checking product with no monthly service fees.  Our NSF fees have also gradually decreased over the past few years, while overdraft fees have remained constant as we continue to offer overdraft protection on many of our deposit products.

Mortgage origination fees increased in 2005 due to an increase in the refinancing activity during the year, but decreased in 2006 as the refinancing activity slowed and due to turnover in mortgage originators during the year.

Brokerage income declined due to the sale of that business unit in February 2004.

Fee income from ATM and debit cards increased in 2006 as the volume of point-of-sale transactions has continued to increase from previous years.  We also placed three additional ATMs in service during the fourth quarter of 2006.  However, we are considering offering a no-fee ATM deposit product in selective markets for competitive reasons in 2007, which may reduce our ATM fee income opportunities going forward.

We incurred a net $542,000 loss on security transactions during 2006, compared to an $11,000 net loss in 2005.  During the first quarter of 2006, we sold $12.0 million in lower-yielding, cash flow bonds and replaced them with higher-yielding, call protected bonds to protect us in a declining interest rate environment.  During the third quarter of 2006, we sold a $5.0 million 4.0% Agency bond and replaced it with a 6.0% Agency bond.  We incurred a net loss of $707,000 on these large securities transactions that we expect to recover in the form of an increase in interest income over the next few years.  These losses were partially offset by a $167,000 gain on sale of equity securities during the fourth quarter of 2006.

Earnings on bank-owned life insurance increased in 2006 due to the higher earnings credit on the policies resulting from the rising interest rate environment.

We recorded a net gain on the sale of ORE in 2006 of $23,000.  In 2005, the $79,000 loss on disposal of assets was due primarily to the write-down of obsolete equipment.  In 2004, we had a $200,000 gain on the sale of our brokerage services business unit and a $27,000 gain on the sale of a former branch office facility in Ocala, Florida.

Noninterest Expense

The following table summarizes noninterest expense during the last three years.

For the Year Ended December 31,	2006		2005		2004
	Amount	Percentage Change 2006 vs. 2005	Amount	Percentage Change 2005 vs. 2004	Amount
	(Dollars In Thousands)
Salaries and wages	$15,396	15.6%	$13,322	9.2%	$12,201
Deferred loan cost	(1,774)	10.3%	(1,609)	62.5%	(990)
Employee benefits	4,396	29.4%	3,398	18.7%	2,862
Net occupancy expense of premises	2,005	2.1%	1,963	4.5%	1,878
Furniture and equipment expense	2,203	5.8%	2,082	-0.4%	2,091
Advertising and business development	573	5.9%	541	9.1%	496
Supplies and printing	496	-5.9%	527	24.3%	424
Telephone and internet charges	471	28.3%	367	7.3%	342
Postage and courier	569	-6.4%	608	11.4%	546
Legal and accounting fees	447	7.5%	416	36.8%	304
Consulting fees	307	-25.7%	413	120.9%	187
Director fees and expenses	435	5.6%	412	47.7%	279
Service charges and fees	504	0.0%	504	16.4%	433
Other noninterest expense	2,139	16.6%	1,834	-8.4%	2,002
Total Noninterest Expense	$28,167	13.7%	$24,778	9.2%	$23,055

Noninterest expense increased 13.7% in 2006, from $24.8 million in 2005 to $28.2 million in 2006.  As a percentage of average assets, noninterest expense was 2.64%, 2.61% and 3.01% in 2006, 2005 and 2004, respectively.  Our overhead efficiency ratio, a measure of noninterest expense as a percentage of net interest income plus other noninterest income, increased slightly from 54.94% in 2005 to 55.88% in 2006.

The 15.6% increase in salaries and wages is due to a 7.0% increase in the number of full time employees and annual raises.  We increased our staffing as we converted our Athens loan production office into a full service branch and we hired employees for our new Jacksonville and Snellville branches.  During the fourth quarter of 2005, we added two new members to our executive management team - a new Regional President for our South Georgia and Florida markets and a new Regional President for our North Georgia markets.

Deferred loan cost, which is a credit against salaries and wages, increased 10.3% from 2005 and resulted in a decrease in expense reported during 2006, compared to 2005.  The increase in the deferral of loan costs is due to an increase in loan volume and an increase in most standard loan costs during 2006.

Employee benefits increased due to a 25% increase in health insurance costs and an increase in employees during 2006.  In 2006, we incurred additional deferred compensation expense of $238,000 due to adjusting the rate used in calculating the net present value of our deferred compensation obligations.  We also incurred $290,000 in stock option compensation expense during 2006, due to the implementation of FAS 123R.  (See Note 17 – Stock Plans and Stock-Based Employee Compensation in the Notes to the Consolidated Financial Statements for a further discussion of FAS 123R).

Occupancy expense and furniture and equipment expense increased in 2006 due to the addition of new facilities and the typical annual increases in property taxes and insurance, plus depreciation, repairs and utilities.

Telephone and internet charges increased significantly during 2006 due to the opening of new offices, additional lines needed for data transmission, the addition of redundant communication lines for contingencies and increased telecommunications rates and fees.

The 7.5% increase in legal and accounting fees is related to an increase in our external accounting and audit fees.  Our legal fees remained constant from 2005.

Consulting fees decreased 25.7% in 2006, due primarily to the reduction of pre-employment and recruiting costs paid to outside consultants and recruiters.  During 2006, the Company employed a recruiter to work exclusively for the Company.

The 5.6% increase in director fees is attributable to additional committee meetings, director training and costs to hold a director strategic planning session during 2006.

Income Taxes

The provision for income tax expense as a percentage of pre-tax income was 35.3%, 33.8% and 32.7% for 2006, 2005 and 2004, respectively.  Due to an increase in taxable income, we shifted into the highest corporate income tax bracket in 2005.  There is also a difference between the effective rate and the statutory federal rate of 35% due to income earned on tax-exempt municipalities, earnings on the cash value of our bank-owned life insurance and state income taxes.  During 2006, we incurred additional Georgia income tax expense as a result of filing unconsolidated 2005 tax returns with our banking subsidiary, The Park Avenue Bank.

Fourth Quarter Results

For the fourth quarter of 2006, our net income was $3.3 million, or $0.34 per diluted share, compared to net income of $3.3 million, or $0.34 per share, posted in the fourth quarter of 2005.  However, we recorded $166,000 in securities gains during the fourth quarter of 2006 compared to a $10,000 loss on securities transaction in the fourth quarter of 2005.  Also, in the fourth quarter of 2006, we did not incur a provision for loan losses, compared to a $300,000 loan loss provision in the fourth quarter of 2005.  Our net interest margin for the fourth quarter of 2006 was 4.09% compared to 4.45% in 2005.  The average yield on earning assets increased 66 basis points to 7.77% in the fourth quarter of 2006 from 7.11% in 2005.  However, the average rate paid on interest-bearing liabilities increased 110 basis points, from 3.14% in 2005 to 4.24% in the fourth quarter of 2006.

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

Critical Accounting Policies

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.  The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of this Report.  The following is a brief description of the Company’s critical accounting policies involving significant management valuation judgment.  Management has discussed these critical accounting policies with the Audit Committee.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had a material impact on PAB’s earnings or financial position as of or for the year ended December 31, 2006.  For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At December 31, 2006, our one-year management-adjusted gap ratio of 0.96 was within our policy guidelines.  This is a significant improvement compared to our one-year gap position of 1.37 at December 31, 2005.  Although we are now showing a slightly liability-sensitive balance sheet gap position in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.36 at year-end.

After suffering through a period of rapidly declining interest rates that compressed our net interest margins by 103 basis points from 2000 to 2001, we have reduced the level of asset-sensitivity on the Company’s balance sheet in anticipation of another eventual downturn in interest rates.  We accomplished this by conscientiously lengthening the duration of our earning assets and shortening the duration of our deposits and other borrowings.  In June 2006, we entered into a $50 million 3-year 8.25% Prime rate floor contract in an additional effort to hedge our interest rate risk in a declining interest rate environment.

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$580,846	$605,934	$655,199
Rate Sensitive Liabilities (RSL)	533,983	628,562	773,951
RSA minus RSL (Gap)	$46,863	$(22,628)	$(118,752)

Gap Ratio (RSA/RSL)	1.09	0.96	0.85

Management-Adjusted
Rate Sensitive Assets (RSA)	$586,281	$615,580	$672,480
Rate Sensitive Liabilities (RSL)	431,742	526,320	701,193
RSA minus RSL (Gap)	$154,539	$89,260	$(28,713)

Gap Ratio (RSA/RSL)	1.36	1.17	0.96

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 10% using this analysis.  As of December 31, 2006, the simulation model projected net interest income would increase 6.98% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 5.51% over the next year if market rates immediately fell by 200 basis points.  These projections are a significant change from a 13.54% increase projected at December 31, 2005 if market rates had increased by 200 basis points and a 15.37% decrease projected at December 31, 2005 if market rates had fallen by 200 basis points.  The lower volatility in our results is due primarily to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	7.88%	10.28%
+200 bps	6.66%	6.98%
+100 bps	3.90%	3.88%
-100 bps	-2.88%	-3.01%
-200 bps	-4.21%	-5.51%
-300 bps	-5.25%	-10.32%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Summary for 2006 and 2005
(The sum of the quarterly results presented may not agree with the results for the full year due to rounding.)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2006:
Interest income	$17,848	$19,306	$20,173	$20,239
Interest expense	6,956	8,006	8,936	9,658
Net interest income	10,892	11,300	11,237	10,581
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	10,892	11,300	11,237	10,581
Other income	1,041	1,557	1,204	1,578
Other expenses	6,756	7,182	7,000	7,230
Income before income taxes	5,177	5,675	5,441	4,929
Income tax	1,865	2,083	1,908	1,632
Net income	$3,312	$3,592	$3,533	$3,297

Basic earnings per share	$0.35	$0.38	$0.37	$0.35
Diluted earnings per share	$0.34	$0.37	$0.36	$0.34

Year ended December 31, 2005:
Interest income	$12,467	$14,180	$15,783	$16,941
Interest expense	3,894	4,581	5,556	6,367
Net interest income	8,573	9,599	10,227	10,574
Provision for loan losses	460	154	275	300
Net interest income after provision for loan losses	8,113	9,445	9,952	10,274
Other income	1,347	1,459	1,570	1,437
Other expenses	5,765	6,228	6,259	6,526
Income before income taxes	3,695	4,676	5,263	5,185
Income tax	1,216	1,549	1,745	1,856
Net income	$2,479	$3,127	$3,518	$3,329

Basic earnings per share	$0.26	$0.33	$0.37	$0.35
Diluted earnings per share	$0.26	$0.32	$0.36	$0.34

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

The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.  To make this assessment, we used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting.  A copy of the auditor’s attestation report is included in this Annual Report on Form 10-K.

PAB BANKSHARES, INC.

/s/ M. Burke Welsh, Jr	/s/ Donald J. Torbert, Jr.
M. Burke Welsh, Jr.	Donald J. Torbert, Jr.
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 27, 2007	February 27, 2007
Date	Date

Certified Public Accountants, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited management's assessment, included in the accompanying management’s report on internal control over financial reporting, that PAB Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PAB Bankshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

           Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PAB Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, PAB Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAB Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated, February 27, 2007, expressed an unqualified opinion.

Albany, Georgia
February 27, 2007

Certified Public Accountants, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited the accompanying balance sheets of PAB Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PAB Bankshares and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of PAB Bankshares’ internal control over financial reporting and an unqualified opinion on the effectiveness of PAB Bankshares’ internal control over financial reporting.

Albany, Georgia
February 27, 2007

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS
Cash and balances due from banks	$26,712,252	$21,196,183
Interest-bearing deposits in other banks	550,307	3,077,900
Federal funds sold	41,612,728	42,578,849
Investment securities	184,092,858	157,454,725

Loans	820,304,092	752,938,145
Allowance for loan losses	(11,006,097)	(11,079,193)
Net loans	809,297,995	741,858,952

Premises and equipment, net	20,779,587	18,511,163
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,474,964	11,080,722
Other assets	20,298,491	15,583,269

Total assets	$1,120,803,786	$1,017,326,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$100,910,593	$107,917,453
Interest-bearing demand and savings	328,828,309	284,125,557
Time	478,744,090	423,637,732
Total deposits	908,482,992	815,680,742

Federal funds purchased and securities sold under agreements to repurchase	7,648,664	6,317,135
Advances from the Federal Home Loan Bank of Atlanta	90,190,702	90,043,598
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	8,855,694	7,974,109
Total liabilities	1,025,488,052	930,325,584

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,504,969 and 9,469,017 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	27,584,852	28,126,032
Retained earnings	67,476,178	58,872,179
Accumulated other comprehensive loss	(962,361)	(1,214,493)
Total stockholders' equity	95,315,734	87,000,783

Total liabilities and stockholders' equity	$1,120,803,786	$1,017,326,367

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Interest income:
Interest and fees on loans	$67,353,896	$51,804,646	$35,096,225
Interest and dividends on investment securities:
Taxable	7,718,646	5,580,856	5,022,307
Nontaxable	922,097	413,026	339,398
Other interest income	1,571,446	1,572,029	139,180
Total interest income	77,566,085	59,370,557	40,597,110

Interest expense:
Interest on deposits	28,455,480	16,475,739	8,185,878
Interest on Federal Home Loan Bank advances	3,847,529	3,053,155	1,534,732
Interest on other borrowings	1,252,427	868,954	903,467
Total interest expense	33,555,436	20,397,848	10,624,077

Net interest income	44,010,649	38,972,709	29,973,033

Provision for loan losses	-	1,188,600	600,000
Net interest income after provision for loan losses	44,010,649	37,784,109	29,373,033

Other income:
Service charges on deposit accounts	3,874,908	4,017,244	4,417,464
Other fee income	1,315,441	1,320,987	1,286,544
Securities transactions, net	(542,253)	(11,464)	5,164
Other noninterest income	731,544	485,783	634,912
Total other income	5,379,640	5,812,550	6,344,084

Other expenses:
Salaries and employee benefits	18,017,713	15,110,181	14,072,903
Occupancy expense of premises	2,004,599	1,962,923	1,878,234
Furniture and equipment expense	2,202,592	2,081,575	2,090,497
Other noninterest expense	5,942,224	5,623,480	5,013,119
Total other expenses	28,167,128	24,778,159	23,054,753

Income before income tax expense	21,223,161	18,818,500	12,662,364
Income tax expense	7,487,944	6,365,777	4,144,279

Net income	$13,735,217	$12,452,723	$8,518,085

Earnings per common share:
Basic	$1.45	$1.31	$0.89
Diluted	$1.41	$1.28	$0.88
See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Net income	$13,735,217	$12,452,723	$8,518,085

Other comprehensive income (loss):
Unrealized gain on cash flow hedge during the period, net of tax of $60,703; $0; and $0	129,124	-	-
Unrealized holding losses on securities available for sale arising during the period, net of tax benefit of $123,554; $504,222; and $89,608	(229,456)	(923,493)	(173,945)
Reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax (benefit) of ($189,789); ($4,012); and $1,756	352,464	7,452	(3,408)
	252,132	(916,041)	(177,353)

Comprehensive income	$13,987,349	$11,536,682	$8,340,732

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Stated Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2003	9,484,660	$1,217,065	$29,314,700	$45,651,500	$(121,099)	$76,062,166
Net income	-	-	-	8,518,085	-	8,518,085
Other comprehensive loss	-	-	-	-	(177,353)	(177,353)
Cash dividends declared, $.34 per share	-	-	-	(3,231,331)	-	(3,231,331)
Stock acquired and cancelled under stock repurchase plan	(46,300)	-	(576,198)	-	-	(576,198)
Stock options exercised	56,960	-	404,515	-	-	404,515
Balance, December 31, 2004	9,495,320	1,217,065	29,143,017	50,938,254	(298,452)	80,999,884
Net income	-	-	-	12,452,723	-	12,452,723
Other comprehensive loss	-	-	-	-	(916,041)	(916,041)
Cash dividends declared, $.475 per share	-	-	-	(4,518,798)	-	(4,518,798)
Stock acquired and cancelled under stock repurchase plan	(87,483)	-	(1,468,714)	-	-	(1,468,714)
Stock options exercised	61,180	-	451,729	-	-	451,729
Balance, December 31, 2005	9,469,017	1,217,065	28,126,032	58,872,179	(1,214,493)	87,000,783
Net income	-	-	-	13,735,217	-	13,735,217
Other comprehensive income	-	-	-	-	252,132	252,132
Cash dividends declared, $.54 per share	-	-	-	(5,131,218)	-	(5,131,218)
Stock acquired and cancelled under stock repurchase plan	(124,559)	-	(2,503,298)	-	-	(2,503,298)
Stock-based compensation	-	-	290,245	-	-	290,245
Stock options exercised	160,511	-	1,671,873	-	-	1,671,873
Balance, December 31, 2006	9,504,969	$1,217,065	$27,584,852	$67,476,178	$(962,361)	$95,315,734

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,735,217	$12,452,723	$8,518,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,668,092	2,190,391	2,558,296
Provision for loan losses	-	1,188,600	600,000
Provision for deferred taxes	303,268	(940,628)	(17,353)
Net realized (gain) loss on securities transactions	542,253	11,464	(5,164)
Net (gain) loss on disposal or write down of assets	(26,048)	79,309	81,314
Stock-based compensation expense	290,245	-	-
Increase in cash value of bank-owned life insurance	(394,242)	(343,518)	(315,126)
Increase (decrease) in deferred compensation accrual	223,709	(14,727)	(3,157)
Increase (decrease) in retirement and severance accruals	(232,441)	(357,508)	225,274
Increase in interest receivable	(1,372,405)	(1,762,178)	(294,422)
Increase in interest payable	397,514	460,375	265,438
Increase in taxes receivable	(730,032)	(1,149,243)	(374,462)
Net change in other assets and other liabilities	254,635	622,312	(151,006)
Net cash provided by operating activities	14,659,765	12,437,372	11,087,717

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	2,527,593	(2,093,163)	(479,328)
(Increase) decrease in federal funds sold	966,121	(9,962,728)	(32,285,934)
Purchase of debt securities	(69,673,261)	(59,463,549)	(34,315,807)
Proceeds from sales and calls of debt securities	22,802,388	12,794,845	17,638,840
Proceeds from maturities and paydowns of debt securities	20,456,192	16,447,139	17,569,214
Purchase of equity securities	(887,783)	(802,300)	(3,666,200)
Redemption of equity securities	338,600	418,800	600
Net increase in loans	(74,742,227)	(106,135,736)	(109,835,353)
Purchase of premises and equipment	(5,344,196)	(1,490,608)	(754,628)
Proceeds from disposal of assets	6,398,818	164,059	6,047,535
Net cash used in investing activities	(97,157,755)	(150,123,241)	(140,081,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	92,802,250	158,130,306	100,633,900
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,331,529	(7,850,963)	(22,751,692)
Advances from Federal Home Loan Bank	45,000,000	38,318,600	54,688,400
Payments on Federal Home Loan Bank advances	(44,852,896)	(47,276,127)	(401,318)
Dividends paid	(4,984,149)	(4,284,703)	(2,945,557)
Proceeds from the exercise of stock options	1,671,873	451,729	404,515
Proceeds from the issuance of trust preferred securities	10,000,000	-	-
Redemption of trust preferred securities	(10,000,000)	-	-
Purchase of cash flow hedge derivative instrument	(451,250)	-	-
Repurchase of preferred stock in REIT subsidiaries	-	(8,000)	(2,000)
Liquidating distribution of preferred stock in REIT subsidiaries	-	(107,000)	-
Acquisition of stock under stock repurchase plans	(2,503,298)	(1,468,714)	(576,198)
Net cash provided by financing activities	88,014,059	135,905,128	129,050,050

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Net increase (decrease) in cash and balances due from banks	$5,516,069	$(1,780,741)	$56,706

Cash and balances due from banks at beginning of period	21,196,183	22,976,924	22,920,218

Cash and balances due from banks at end of period	$26,712,252	$21,196,183	$22,976,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$33,157,922	$19,937,473	$10,358,639
Taxes	$7,532,047	$8,455,648	$4,536,094

NONCASH INVESTING AND FINANCING TRANSACTIONS
(Increase) decrease in unrealized losses on securities available for sale	$189,243	$(1,416,251)	$(268,717)
Increase in unrealized gain on cash flow hedge	$189,827	$-	$-
Transfer of loans to foreclosed assets	$7,303,184	$170,958	$657,307

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PAB Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the “Bank”).  The Bank is a state-chartered member bank of the Federal Reserve System that was founded in 1956 in Valdosta, Lowndes County, Georgia.  Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.  The following is a listing of the Bank’s offices as of December 31, 2006:

Banking Locations	Number of Offices
South Georgia Market:
Valdosta, Lowndes County, Georgia	3 (including the main office)
Lake Park, Lowndes County, Georgia	1
Adel, Cook County, Georgia	1
Bainbridge, Decatur County, Georgia	3
Cairo, Grady County, Georgia	1
Statesboro, Bulloch County, Georgia	2
Baxley, Appling County, Georgia	1
Hazlehurst, Jeff Davis County, Georgia	1
North Georgia Market:
McDonough, Henry County, Georgia	1
Stockbridge, Henry County, Georgia	1
Oakwood, Hall County, Georgia	1
Athens, Oconee County, Georgia	1
Atlanta, Cobb County, Georgia	1 (loan production office)
Snellville, Gwinnett County, Georgia	1 (loan production office)
Florida Market:
Ocala, Marion County, Florida	1
St. Augustine, St. Johns County, Florida	1 (loan production office)
Jacksonville, Duval County, Florida	1

The Company also owns PAB Bankshares Capital Trust II, a Delaware statutory business trust.  This non-operating subsidiary was created in 2006 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company, all of which are described more fully in Note 9.  The Company previously owned PAB Bankshares Capital Trust I, a Delaware statutory business trust, which was created in 2001 for the same purpose, and was dissolved in December 2006.  During the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities.  This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation.  The Company has determined that the revised interpretation requires deconsolidation of both PAB Bankshares Capital Trust I and II.  The adoption of the revised interpretation did not have a material effect on the Company’s financial condition or results of operations.

In 1998, the Company formed two real estate investment trusts (each a “REIT”) and two intermediate REIT holding companies as subsidiaries of the Bank.  To comply with federal tax law, a minority interest in the nonvoting, cumulative preferred stock of the REITs was issued to certain directors, officers and employees of the Company.  The $500 par value preferred stock paid an 8% annual dividend.  In order to simplify the organizational and tax structure of the Company, both the REITs and the REIT holding companies were liquidated and dissolved as of December 31, 2005.

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

Cash and Balances Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and balances due from banks include cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from loans, federal funds sold, interest bearing deposits in other banks, federal funds purchased and securities sold under repurchase agreements and deposits are reported net.

Interest Bearing Deposits in Other Banks

Interest-bearing deposits in other banks are primarily overnight funds or funds which mature within one year and are carried at cost.

Investment Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect.  Equity securities are comprised of marketable equity securities recorded at fair value, restricted equity securities, which are the Bank’s required investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta, recorded at cost, and other equity securities, which consists of an investment in the common stock of a non-publicly traded correspondent bank.  The restricted and other equity securities without readily determinable fair values are periodically evaluated for impairment.  At December 31, 2006, there were no known events that have occurred to require an impairment evaluation for these investments.

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

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment of the carrying value as of November 30, 2006.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2006, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

Foreclosed assets represent other real estate owned and other repossessions acquired through, or in lieu of, loan foreclosure or other proceedings.  Foreclosed assets are held for sale and are carried at the lower of cost or fair value less estimated disposal costs.  Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  The amount of foreclosed assets at December 31, 2006 and 2005 was approximately $988,000 and $42,000, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock Based Compensation Plans

At December 31, 2006, the Company had options outstanding under two stock-based employee compensation plans, which are described in more detail in Note 17.  Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R.  In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with FASB No. 123R, prior period amounts were not restated.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004
Net income, as reported	$12,452,723	$8,518,085
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(265,594)	(216,551)
Pro forma net income	$12,187,129	$8,301,534
Earnings per share:
Basic – as reported	$1.31	$0.89
Basic – pro forma	$1.29	$0.87
Diluted – as reported	$1.28	$0.88
Diluted – pro forma	$1.26	$0.86

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares.  Potential common shares consist only of stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedge derivative instruments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return.  It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements.  These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained.  At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed.  This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  The standard provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	RESTRICTIONS ON CASH AND BALANCES DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with correspondent banks and the Federal Reserve Bank of Atlanta, based on a percentage of deposits.  The total of those reserve balances was approximately $7,533,000 and $5,893,000 at December 31, 2006 and 2005, respectively.

NOTE 3.	INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities, with gross unrealized gains and losses, are summarized as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. Government sponsored agencies	$83,494,688	$34,135	$(1,235,002)	$82,293,821
State and municipal securities	28,939,069	255,044	(302,374)	28,891,739
Mortgage-backed securities	59,806,549	46,967	(978,046)	58,875,470
Corporate debt securities	4,566,769	-	(38,519)	4,528,250
Equity securities	8,964,991	542,755	(4,168)	9,503,578
	$185,772,066	$878,901	$(2,558,109)	$184,092,858

December 31, 2005
U.S. Government sponsored agencies	$71,825,255	$5,162	$(1,195,390)	$70,635,027
State and municipal securities	14,244,616	112,500	(293,805)	14,063,311
Mortgage-backed securities	61,167,446	43,333	(1,352,944)	59,857,835
Corporate debt securities	3,590,060	-	(9,862)	3,580,198
Equity securities	8,495,799	822,555	-	9,318,354
	$159,323,176	$983,550	$(2,852,001)	$157,454,725

The amortized cost and fair value of investment securities as of December 31, 2006, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Equity securities have a perpetual life and no stated maturity; therefore, these securities and the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$1,981,429	$1,981,063
Due from one year to five years	31,243,951	30,622,888
Due from five to ten years	35,423,932	35,297,861
Due after ten years	48,351,214	47,811,999
Mortgage-backed securities	59,806,549	58,875,470
Equity securities	8,964,991	9,503,577
	$185,772,066	$184,092,858

Securities with a carrying value of $116,802,664 and $95,145,727 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	INVESTMENT SECURITIES (Continued)

Gains and losses on sales and calls of investment securities for the years ended December 31, 2006, 2005 and 2004 consist of the following:

	2006	2005	2004
Gross gains on securities transactions	$167,187	$14,834	$7,132
Gross losses on securities transactions	(709,440)	(26,298)	(1,968)
Net realized gain (loss) on securities transactions	$(542,253)	$(11,464)	$5,164

The following table shows the gross unrealized losses and fair value of securities, aggregated by category, at December 31, 2006 and 2005.  At December 31, 2006 there are eighteen U.S. Government sponsored agency debt issues, seventeen mortgage-backed securities issued by U.S. Government sponsored agencies, sixteen Municipal securities and one corporate debt security in the investment portfolio that have been in a continuous unrealized loss position for twelve months or longer.  As management has the intent and ability to hold the securities until maturity, or the foreseeable future, and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

	Less than Twelve Months		Twelve Months or Longer
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$22,734,105	$127,554	$42,693,288	$1,107,448
State and municipal securities	6,184,828	52,529	6,863,926	249,845
Mortgage-backed securities	13,860,017	106,937	34,803,122	871,109
Corporate debt securities	2,996,700	23,101	531,550	15,418
Equity securities	517,773	4,168	-	-
Total temporarily impaired securities	$46,293,423	$314,289	$84,891,886	$2,243,820

December 31, 2005
U.S. Government sponsored agencies	$34,646,772	$434,908	$18,719,250	$760,482
State and municipal securities	5,992,718	248,924	1,450,473	44,881
Mortgage-backed securities	35,865,416	642,374	19,629,621	710,570
Corporate debt securities	547,150	9,862	-	-
Total temporarily impaired securities	$77,052,056	$1,336,068	$39,799,344	$1,515,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31, 2006 and 2005 follows.

	2006	2005
Commercial and financial	$66,376,066	$50,860,445
Agricultural	43,302,385	55,829,963
Real estate – construction	295,245,619	268,628,852
Real estate – commercial	255,461,494	231,600,720
Real estate – residential	142,501,330	127,326,239
Installment loans to individuals and others	18,290,234	20,178,657
Overdrafts	124,073	201,113
	821,301,201	754,625,989
Deferred loan fees and unearned interest, net	(997,109)	(1,687,844)
	820,304,092	752,938,145
Allowance for loan losses	(11,006,097)	(11,079,193)
	$809,297,995	$741,858,952

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 follows.

	2006	2005	2004
Balance, beginning of year	$11,079,193	$9,066,566	$10,139,114
Provision charged to operations	-	1,188,600	600,000
Loans charged-off	(821,214)	(281,331)	(2,572,845)
Recoveries	748,118	1,105,358	900,297
Balance, end of year	$11,006,097	$11,079,193	$9,066,566

A summary of information pertaining to impaired loans as of December 31, 2006 and 2005 follows.

	2006	2005
Loans accounted for on a nonaccrual basis	$4,013,477	$7,856,454
Loans past due 90 days or more and still accruing	33,688	2,101
Total nonperforming loans	$4,047,165	$7,858,555
Valuation allowance related to impaired loans	$601,564	$1,234,616

Additional information on impaired loans for the years ended December 31, 2006, 2005, and 2004 follows.

	2006	2005	2004
Average recorded investment in impaired loans	$4,081,837	$5,864,878	$6,505,508
Approximate amount of interest income that would have been recorded if the impaired loans had remained current and on an accrual status	$261,598	$412,208	$357,385
Interest income recognized on a cash basis on impaired loans	$52,377	$12,992	$314,585

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2006 follows.

Balance, beginning of year	$14,145,660
Advances	17,773,649
Repayments	(18,683,098)
Balance, end of year	$13,236,211

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2006 and 2005 follows.

	2006	2005
Land	$6,227,080	$4,604,748
Buildings and improvements	17,861,267	16,798,789
Furniture, fixtures and equipment	9,942,429	9,860,183
Construction in progress; estimated cost to complete, $443,000	210,112	52,092
	34,240,888	31,315,812
Less accumulated depreciation	(13,461,301)	(12,804,649)
	$20,779,587	$18,511,163

Depreciation expense amounted to $1,615,825, $1,715,036 and $1,838,412, for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company leases office space at eight locations.  One location is leased on a month-to-month basis.  The other locations are under agreements with minimum contractual obligations as of December 31, 2006 as follows:

Year	Amount
2007	$370,971
2008	362,270
2009	257,545
2010	238,917
2011	223,095
Later	505,827
$1,958,625

The Company also has commitments on various short-term operating leases for equipment.  Total lease expense amounted to $401,090, $304,781 and $284,326 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	DEPOSITS

A summary of interest-bearing deposits as of December 31, 2006 and 2005 follows.

	2006	2005
Interest-bearing demand	$291,693,803	$244,359,693
Savings	37,134,506	39,765,864
Time, $100,000 and over	198,807,994	173,387,423
Other time	279,936,096	250,250,309
	$807,572,399	$707,763,289

The Company had $37,754,000 and $42,109,000 in brokered deposits included in time deposits $100,000 and over as of December 31, 2006 and 2005, respectively.

Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004 follows.

	2006	2005	2004
Interest-bearing demand	$8,221,174	$3,363,143	$1,199,639
Savings	525,973	313,214	234,512
Time, $100,000 and over	8,111,150	5,491,811	2,373,902
Other time	11,597,183	7,307,571	4,377,825
	$28,455,480	$16,475,739	$8,185,878

The scheduled maturities of time deposits at December 31, 2006 follows.

Year	Amount
2007	$324,847,354
2008	83,422,136
2009	32,468,939
2010	30,081,781
2011	7,893,692
Later	30,188
$478,744,090

NOTE 7.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to 90 days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a weekly basis.  Securities sold under repurchase agreements at December 31, 2006 and 2005 were $7,648,664 and $6,317,135, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) as of December 31, 2006 and 2005.

	2006	2005
Adjustable rate advances due at various dates through May 7, 2013 with a weighted-average rate of 5.36% at December 31, 2006	$35,941,580	$15,441,580
Fixed rate advances due at various dates through February 26, 2024 with a weighted-average rate of 4.58% at December 31, 2006	15,249,122	16,602,018
Convertible advances due at various dates through March 25, 2019 with a weighted-average rate of 4.10% at December 31, 2006	39,000,000	58,000,000
	$90,190,702	$90,043,598

The Bank has pledged $143,070,382 in qualifying residential and commercial real estate mortgage loans and $24,677,959 in investment securities as collateral on the advances from the FHLB.

Contractual maturities of the advances from the FHLB at December 31, 2006 follow.

Year	Amount

2007	603,050
2008	7,608,987
2009	4,839,164
2010	657,456
2011	10,263,803
Later	66,218,242
$90,190,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

On October 5, 2006, PAB Bankshares Capital Trust II (“PAB Trust II”) issued $10 million of Floating Rate Capital Securities (“trust preferred securities”).  The Company formed PAB Trust II, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company.  The interest rates on both the trust preferred securities and the Debentures are reset quarterly at three-month LIBOR plus 1.63% (initially 7.00%).  The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust II’s obligations under the trust preferred securities.  PAB Trust II’s sole asset is the Debentures issued by the Company.  The Debentures will mature on December 31, 2036, but are callable at par by the Company in whole or in part anytime after December 31, 2011.  The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

On November 28, 2001, PAB Bankshares Capital Trust I (“PAB Trust I”) issued $10 million of Floating Rate Capital Securities (“trust preferred securities”).  The Company formed PAB Trust I, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company.  The interest rates on both the trust preferred securities and the Debentures were reset semi-annually at LIBOR plus 3.75% with a rate cap of 11.0% through December 8, 2006.  The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guaranteed, on a subordinated basis, all of PAB Trust I’s obligations under the trust preferred securities.  PAB Trust I’s sole asset was the Debentures issued by the Company.  The Debentures were scheduled to mature on December 8, 2031, but were callable at par by the Company in whole or in part anytime after December 8, 2006.  The Company exercised its call option on the Debentures and redeemed the Debentures and the trust preferred securities on December 8, 2006.

As discussed in Note 1, the Company adopted FASB Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities, during the first quarter of 2004.  This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation.  The Company determined that the revised provisions required deconsolidation of PAB Trust I and II.  The Company recorded $310,000 in other assets in the consolidated balance sheet at December 31, 2006 and 2005, respectively, for common capital securities issued by the issuer trusts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	INCOME TAXES

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004 follow.

	2006	2005	2004
Current	$7,184,676	$7,306,405	$4,161,632
Deferred	303,268	(940,628)	(17,353)
	$7,487,944	$6,365,777	$4,144,279

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences for the years ended December 31, 2006, 2005 and 2004 follows.

	2006	2005	2004
Tax at statutory rate	$7,428,106	$6,586,475	$4,326,730
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	352,316	57,109	30,471
Investment tax credits	167,422	66,781	-
Tax exempt interest and dividend exclusion	(345,461)	(169,116)	(152,661)
Increase in cash value of bank- owned life insurance policies	(137,985)	(120,231)	(107,679)
Deferred tax adjustment	(3)	11	111
Stock based compensation	(47,686)	-	-
Other items, net	71,235	(55,252)	47,307
Income tax expense	$7,487,944	$6,365,777	$4,144,279

The components of deferred income taxes at December 31, 2006 and 2005 follow.

	2006	2005
Deferred tax assets and (liabilities):
Accrued severance payable	$55,930	$137,284
Allowance for loan losses	3,852,134	3,877,718
Deferred compensation	789,867	711,569
Deferred loan origination cost	(444,455)	(403,454)
Deferred loan origination fees	778,234	931,965
Other assets	104,492	331,202
Premises and equipment	(638,872)	(750,792)
Nonqualified stock options	34,894	-
Unrealized gain on cash flow hedge derivative instrument	(60,703)	-
Unrealized loss on securities available for sale	587,724	635,273
Net deferred tax assets	$5,059,245	$5,470,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	EMPLOYEE BENEFIT PLANS

The Company provides an employee 401(k) plan for qualified employees.  The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation.  The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors.  Approximately 3.5% of the participants’ eligible compensation was accrued as the discretionary profit sharing contributions for 2006 and 2004, and 4.5% of the participants’ eligible compensation was accrued as the discretionary profit sharing contributions for 2005.  The employer contributions are on a five-year vesting schedule.  All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed one month of employment to become eligible, with employer contributions beginning after six months of employment.  Aggregate expense under the plan charged to operations during 2006, 2005 and 2004 amounted to $705,675, $756,288 and $705,747, respectively.

NOTE 12.	DEFERRED COMPENSATION AND RETIREMENT PLANS

Under separate deferred compensation agreements executed in prior years with certain officers, deferred compensation is to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer.  Annual accruals were made based on actuarial assumptions for the present value of the future obligations.  In 2001, the Board of Directors elected to terminate these plans.  At that time, the Company recorded an expense and an accrual of approximately $898,000 for the net present value of the liability covering two executive officers that were retiring at the end of 2001.  The total accrued liability for these deferred compensation plans was $2,256,763 and $2,033,054 at December 31, 2006 and 2005, respectively.  Aggregate expense under the deferred compensation plans charged to salaries and employee benefits expense were $388,796, $150,360, and $85,085 during 2006, 2005 and 2004, respectively.

In August 2004, the Company entered into a severance agreement with a retiring executive officer that effectively terminated his then existing employment agreement and committed to pay a three-year severance package beginning in September 2004.  The Company accrued $685,645 representing the net present value of the severance payments with the expense included in salaries and employee benefits for the year ended December 31, 2004.  The remaining liability in the severance plan payable as of December 31, 2006 and 2005 was $159,799 and $392,240, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	OTHER INCOME AND EXPENSES

Other fee income for the years ended December 31, 2006, 2005 and 2004 follows.

	2006	2005	2004
Mortgage origination fees	$498,727	$600,615	$521,511
Brokerage commissions and fees	9,831	13,467	121,017
ATM and debit card fee income	560,906	470,421	419,082
Insurance premiums	38,793	47,379	25,458
Other fee income	207,184	189,105	199,476
Total other fee income	$1,315,441	$1,320,987	$1,286,544

Other noninterest income for the years ended December 31, 2006, 2005 and 2004 follows.

	2006	2005	2004
Earnings on bank-owned life insurance	$394,242	$343,518	$315,126
Gain (loss) on disposal and write-down of assets	22,616	(79,310)	118,686
Check order revenue	230,606	142,587	141,157
Other noninterest income	84,080	78,988	59,943
Total other noninterest income	$731,544	$485,783	$634,912

Other noninterest expense for the years ended December 31, 2006, 2005 and 2004 follows.

	2006	2005	2004
Advertising and business development	$573,368	$541,075	$495,954
Supplies and printing	495,840	527,389	423,724
Telephone and internet charges	471,124	366,995	342,084
Postage and courier	569,309	607,987	546,286
Legal and accounting fees	446,842	416,006	303,506
Director fees and expenses	434,797	412,762	279,256
Service charges and fees	504,045	504,137	433,471
Other noninterest expenses	2,446,899	2,247,129	2,188,838
Total other noninterest expense	$5,942,224	$5,623,480	$5,013,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 follows.

	2006	2005	2004
Basic earnings per share:
Net income	$13,735,217	$12,452,723	$8,518,085

Weighted average common shares outstanding	9,499,434	9,514,775	9,499,709

Earnings per common share	$1.45	$1.31	$0.89

Diluted earnings per share:
Net income	$13,735,217	$12,452,723	$8,518,085

Weighted average common shares outstanding	9,499,434	9,514,775	9,499,709
Effect of dilutive stock options	207,555	172,119	142,356
Weighted average diluted common shares outstanding	9,706,989	9,686,894	9,642,065

Earnings per common share	$1.41	$1.28	$0.88

For the years ended December 31, 2006, 2005 and 2004, options to purchase 59,896, 101,983 and 175,639, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 15.	EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On July 1, 2002, the Board of Directors established an Employee and Director Stock Purchase Program to enable the Company and its participating subsidiaries to provide to their respective employees and directors a convenient means of purchasing for long term investment, and not for short term speculative gain, common stock of the Company and thereby promote interest in the Company’s continuing success, growth and development.  The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company’s stock with the Company matching 50% of the participant’s purchase.  In order to be eligible, an employee must be full-time and have worked a full month.   During the years ended December 31, 2006, 2005 and 2004, the Company recorded $138,458, $114,354 and $105,077, respectively, of expense associated with this program.  The number of shares in the program at December 31, 2006 and 2005 was 84,838 and 73,414, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	STOCK PLANS AND STOCK-BASED COMPENSATION

The Company has two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.  It is the Company’s policy to issue new shares for stock option exercises.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.

Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.  On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Stock Option Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments.  This amendment was subsequently approved at the Company’s annual meeting of shareholders on May 23, 2006.  On December 31, 2006, there were 722,766 stock options available for grant under the 1999 Stock Option Plan.

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

As a result of adopting FASB No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 decreased by $290,200 and $254,300, respectively, compared to accounting for stock-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.47 and $1.44, respectively, if the Company had not adopted FASB No. 123R, compared to reported basic and diluted earnings per share of $1.45 and $1.41, respectively.

At December 31, 2006, there was approximately $929,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.65 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A summary of the status of the two fixed plans at December 31, 2006, 2005 and 2004 and changes during the years ended on those dates follows.

	2006		2005		2004
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	703,597	$11.91	651,777	$11.03	695,367	$10.60
Granted	121,500	20.55	122,500	14.57	23,000	14.94
Exercised	(160,511)	10.42	(61,180)	7.38	(56,960)	7.10
Forfeited	(5,300)	13.58	(9,500)	13.16	(9,630)	13.01
Under option, end of year	659,286	$13.85	703,597	$11.91	651,777	$11.03

Exercisable at end of year	403,486	$12.08	477,295	$11.73	461,013	$11.45

Weighted-average fair value per option of options granted during year		$6.19		$4.41		$5.41
Total grant-date fair value of options vested during the year		$321,000		$294,000		$422,000
Total intrinsic value of options exercised during the year		$1,520,000		$439,000		$411,000

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Year ended December 31, 2006	Year ended December 31, 2005
Stock options vested and expected to vest:
Number	612,723	703,597
Weighted average exercise price	13.55	11.91
Aggregate intrinsic value	4,763,000	4,463,000
Weighted average contractual term of options	5.62 years	5.29 years

Stock options vested and currently exercisable:
Number	403,486	477,295
Weighted average exercise price	12.08	11.73
Aggregate intrinsic value	3,729,000	3,113,000
Weighted average contractual term of options	4.17 years	4.12 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A further summary of the options outstanding at December 31, 2006 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$7.70 – 8.10	80,850	5.69	$7.80	55,450	$7.79
8.19 – 10.01	71,000	4.52	9.46	64,400	9.45
10.06 – 10.20	10,783	.84	10.09	10,783	10.09
10.60 – 10.60	76,973	4.74	10.60	76,973	10.60
10.71 – 13.31	88,000	4.22	12.60	70,500	12.48
13.75 – 14.13	72,330	7.71	14.00	19,530	13.93
14.32 – 15.54	20,000	7.11	15.42	7,600	15.48
16.25 – 16.25	72,000	2.80	16.25	72,000	16.25
16.99 – 18.50	75,850	7.06	17.97	25,250	17.74
19.50 – 21.63	91,500	9.85	21.25	1,000	21.63
	659,286	5.86	13.85	403,486	12.08

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

	2006	2005	2004

Risk-free interest rate	4.39% - 4.86%	3.95% - 4.27%	3.67% - 4.25%
Expected life of the options	7 - 10 years	7 - 10 years	7 - 10 years
Expected dividends (as a percent of the fair value of the stock)	2.73% - 2.82%	3.05% - 3.08%	2.18% - 3.08%
Weighted average expected dividends (as a percent of the fair value of the stock)	2.80%	3.06%	2.38%
Expected volatility	30.73% - 32.19%	32.68% - 35.29%	33.98% - 35.23%
Weighted-average expected volatility	31.00%	34.02%	34.25%

NOTE 18.	STOCK REPURCHASE PLAN

In May 2006, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period.  During 2006 and 2005, the Company acquired and canceled 124,559 and 87,483 shares of common stock, for an annual cost of $2,503,298 and $1,468,713, respectively.  A balance of 234,617 shares remained available under the plan for repurchase at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  The premium paid for this contract was $451,250.  The contract is classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”).  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.  At December 31, 2006, the Company reported a $129,000 gain, net of a $61,000 tax effect, in other comprehensive income related to cash flow hedges.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense.  For the three and twelve month periods ended December 31, 2006, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges.  A summary of the Company’s derivative financial instruments at December 31, 2006 is shown in the following table:

	Notional amount	Floor rate	Maturity in months	Estimated fair value at December 31, 2006	Net unrealized gains (losses)
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime- based floating rate loans	$50,000,000	8.25%	30	$625,000	$190,000

Total Derivative Instruments	$50,000,000	8.25%	30	$625,000	$190,000

NOTE 20.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the Bank's commitments as of December 31, 2006 and 2005 follows.

	2006	2005
Commitments to extend credit	$154,450,000	$144,717,000
Standby letters of credit	$7,316,000	$9,787,000

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

The Bank originates commercial, agricultural, residential and consumer loans to customers primarily in markets served by the Bank.  The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local economies in the geographical areas served by the Bank.

As of December 31, 2006, approximately 89% of the Bank's loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans are in the Bank's primary market areas.  In addition, the other real estate owned is located in those same markets.  Accordingly, the ultimate collectibility of the Bank's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Bank's market areas.  The other significant concentrations of credit by type of loan are set forth in Note 4.

NOTE 22.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2006, approximately $7,445,000 of the Bank’s retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the regulatory authorities categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “Well Capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.  All dollar amounts have been rounded to the nearest thousand.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$111,579,000	12.3%	$72,432,000	8.0%	- N/A -
Bank	$111,339,000	12.3%	$72,322,000	8.0%	$90,402,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$100,330,000	11.1%	$36,216,000	4.0%	- N/A -
Bank	$100,333,000	11.1%	$36,161,000	4.0%	$54,241,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$100,330,000	9.1%	$44,291,000	4.0%	- N/A -
Bank	$100,333,000	9.2%	$43,661,000	4.0%	$54,576,000	5.0%

As of December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$103,004,000	12.4%	$66,290,000	8.0%	- N/A -
Bank	$102,436,000	12.4%	$66,177,000	8.0%	$82,721,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$92,267,000	11.1%	$33,145,000	4.0%	- N/A -
Bank	$92,087,000	11.1%	$33,088,000	4.0%	$49,633,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$92,267,000	9.2%	$40,059,000	4.0%	- N/A -
Bank	$92,087,000	9.2%	$39,968,000	4.0%	$49,960,000	5.0%

NOTE 23.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Federal Funds Purchased, Repurchase Agreements and Other Borrowings:  The carrying amount of variable rate borrowings, federal funds purchased and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.  The fair value of borrowings with convertible features is based on available quoted market values.

Beneficial Interests in Debentures:  The carrying amount of beneficial interests in debentures approximates fair value because these are variable rate instruments.

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.  The carrying amount of these off-balance-sheet financial instruments is based on fees charged to enter into such agreements.  The carrying amount and fair value of cash flow hedge derivative instruments is based on available quoted market prices.

The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2006 and 2005 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$68,875,000	$68,875,000	$66,853,000	$66,853,000
Investment securities	184,093,000	184,093,000	157,455,000	157,455,000
Loans, net	809,298,000	808,642,000	741,859,000	739,794,000
Cash flow hedge derivative instrument	625,000	625,000	-	-
Deposits	908,483,000	909,374,000	815,681,000	816,150,000
Federal funds purchased and securities sold under agreements to repurchase	7,649,000	7,649,000	6,317,000	6,317,000
Advances from the FHLB	90,191,000	90,550,000	90,044,000	90,666,000
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY)

The following information presents the condensed financial statements for PAB Bankshares, Inc.

PAB BANKSHARES, INC.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Cash on deposit with subsidiary bank	$2,545,609	$2,428,643
Investment securities	812,700	1,172,500
Investment in subsidiary	105,280,203	96,596,495
Other assets	653,573	583,848
Total assets	$109,292,085	$100,781,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	$10,310,000	$10,310,000
Dividends payable	1,330,696	1,183,627
Other liabilities	2,335,655	2,287,076
Total liabilities	13,976,351	13,780,703

Stockholders' equity	95,315,734	87,000,783

Total liabilities and stockholders' equity	$109,292,085	$100,781,486

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF INCOME
DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Income
Dividends from subsidiaries	$6,640,000	$4,500,000	$3,000,000
Interest and dividends on investment securities	118,500	22,226	54,813
Securities transactions, net	166,954	-	-
Other income	-	6	120
Total income	6,925,454	4,522,232	3,054,933

Expenses	2,134,953	1,342,311	1,047,898
Income before income tax benefit and equity in undistributed earnings of subsidiaries	4,790,501	3,179,921	2,007,035
Income tax benefit	695,010	484,711	326,567
Income (loss) before equity in undistributed earnings of subsidiaries	5,485,511	3,664,632	2,333,602
Equity in undistributed earnings of subsidiaries	8,249,706	8,788,091	6,184,483
Net income	$13,735,217	$12,452,723	$8,518,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,735,217	$12,452,723	$8,518,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(24,650)	68,900	68,899
Deferred tax provision	(30,815)	9,936	83,668
Net realized gain on securities transactions	(166,954)	-	-
Undistributed earnings of subsidiaries	(8,249,705)	(8,788,091)	(6,184,483)
Increase (decrease) in deferred compensation accrual	223,708	(14,727)	85,085
Decrease in retirement accrual	-	(135,891)	(388,583)
Compensation expense related to stock options	290,245	-	-
Net change in other assets and liabilities	(179,269)	(70,080)	(66,952)
Net cash provided by operating activities	5,597,777	3,522,770	2,115,719

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of debt securities	(9,999,191)	-	-
Redemption of equity securities	246,954	-	-
Proceeds from maturities of debt securities	10,087,000	-	-
Proceeds from call of equity securities	-	-	1,000,000
Net cash provided by investing activities	334,763	-	1,000,000

CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends paid	(4,984,149)	(4,284,703)	(2,945,557)
Proceeds from the issuance of trust preferred securities	10,000,000	-	-
Redemption of trust preferred securities	(10,000,000)	-	-
Proceeds from the exercise of stock options	1,671,873	451,729	404,515
Acquisition of stock under stock repurchase plans	(2,503,298)	(1,468,714)	(576,198)
Net cash used in financing activities	(5,815,574)	(5,301,688)	(3,117,240)

Net increase (decrease) in cash	116,966	(1,778,918)	(1,521)

Cash at beginning of period	2,428,643	4,207,561	4,209,082

Cash at end of period	$2,545,609	$2,428,643	$4,207,561

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our accountants on accounting and financial disclosure matters in the past two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within required time periods.   A review and evaluation was performed by the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this Annual Report.

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control Over Financial Reporting appears on page 43.  The Report of Independent Registered Accounting Firm appears on page 44.  These reports are incorporated by reference into this Item 9A.

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

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that has not been reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers, board committees, codes of ethics, and compliance with Section 16 of the Exchange Act will be included in our definitive Proxy Statement (the “2007 Proxy Statement”) relating to the annual meeting of shareholders of PAB and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of our common stock will be included in the 2007 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans*
Equity Compensation Plans
Approved by Security Holders	659,286	$13.85	722,766
Equity Compensation Plans Not
Approved by Security Holders	n/a	n/a	n/a

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE

Information regarding certain relationships and related transactions will be included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the 2007 Proxy Statement and is incorporated herein by reference.

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

10.1
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

10.4
PAB Bankshares, Inc. 1999 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (No. 333-137316) filed with the Commission on September 14, 2006).

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
Date: March 16, 2007
	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Bradford Burnette	Director	March 16, 2007
R. Bradford Burnette

/s/ Walter W. Carroll II	Director	March 16, 2007
Walter W. Carroll II

/s/ James L. Dewar, Jr.	Director, Chairman	March 16, 2007
James L. Dewar, Jr.

/s/ Michael H. Godwin	Director	March 16, 2007
Michael H. Godwin

/s/ Bill J. Jones	Director	March 16, 2007
Bill J. Jones

/s/ James B. Lanier, Jr.	Director	March 16, 2007
James B. Lanier, Jr.

/s/ John E. Mansfield, Jr.	Director	March 16, 2007
John E. Mansfield, Jr.

/s/ Kennith D. McLeod	Director	March 16, 2007
Kennith D. McLeod, CPA

/s/ Douglas W. McNeill	Director	March 16, 2007
Douglas W. McNeill

/s/ Paul E. Parker	Director	March 16, 2007
Paul E. Parker

/s/ F. Ferrell Scruggs, Sr.	Director	March 16, 2007
F. Ferrell Scruggs, Sr.

/s/ John M. Simmons	Director	March 16, 2007
John M. Simmons

/s/ Joe P. Singletary, Jr.	Director	March 16, 2007
Joe P. Singletary, Jr.

/s/ Donald J. Torbert, Jr.	Executive Vice President and	March 16, 2007
Donald J. Torbert, Jr., CPA	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ M. Burke Welsh, Jr.	Director, President and	March 16, 2007
M. Burke Welsh, Jr.	Chief Executive Officer
(Principal Executive Officer)