Form 10-Q
period 2007-03-31
PAB BANKSHARES INC
filed 2007-05-10
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007 - Commission File Number 000-25422
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at April 30, 2007 was 9,516,581 shares.

i

PART I. FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$19,986,909	$26,712,252
Interest-bearing deposits in other banks	1,316,820	550,307
Federal funds sold	65,050,000	41,612,728
Investment securities	185,415,661	184,092,858

Loans	854,076,090	820,304,092
Allowance for loan losses	(11,085,054)	(11,006,097)
Net loans	842,991,036	809,297,995

Premises and equipment, net	21,094,146	20,779,587
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,574,051	11,474,964
Foreclosed assets	361,644	987,814
Other assets	18,070,161	19,310,677

Total assets	$1,171,845,032	$1,120,803,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$107,917,210	$100,910,593
Interest-bearing demand and savings	371,484,133	328,828,309
Time	475,015,076	478,744,090
Total deposits	954,416,419	908,482,992

Federal funds purchased and securities sold under agreements to repurchase	11,639,529	7,648,664
Advances from the Federal Home Loan Bank of Atlanta	90,031,153	90,190,702
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	7,790,690	8,855,694
Total liabilities	1,074,187,791	1,025,488,052

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,516,673 and 9,504,969 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	27,742,985	27,584,852
Retained earnings	69,161,042	67,476,178
Accumulated other comprehensive loss	(463,851)	(962,361)
Total stockholders' equity	97,657,241	95,315,734

Total liabilities and stockholders' equity	$1,171,845,032	$1,120,803,786

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
	Three Months Ended March 31,
	2007	2006

Interest income:
Interest and fees on loans	$17,684,704	$15,400,623
Interest and dividends on investment securities:
Taxable	2,012,457	1,769,979
Nontaxable	284,571	155,162
Other interest income	469,487	521,825
Total interest income	20,451,219	17,847,589

Interest expense:
Interest on deposits	8,453,531	5,933,020
Interest on Federal Home Loan Bank advances	1,051,564	772,634
Interest on other borrowings	277,831	250,359
Total interest expense	9,782,926	6,956,013

Net interest income	10,668,293	10,891,576

Provision for loan losses	-	-
Net interest income after provision for loan losses	10,668,293	10,891,576

Other income:
Service charges on deposit accounts	835,888	951,547
Other fee income	314,153	354,701
Securities transactions, net	173,333	(429,732)
Other noninterest income	155,119	164,167
Total other income	1,478,493	1,040,683

Other expenses:
Salaries and employee benefits	4,776,539	4,299,456
Occupancy expense of premises	535,797	471,338
Furniture and equipment expense	578,968	508,643
Other noninterest expense	1,578,874	1,476,294
Total other expenses	7,470,178	6,755,731

Income before income tax expense	4,676,608	5,176,528
Income tax expense	1,611,826	1,865,183

Net income	$3,064,782	$3,311,345

Earnings per common share:
Basic	$0.32	$0.35
Diluted	$0.32	$0.34

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
	Three Months Ended March 31,
	2007	2006

Net income	$3,064,782	$3,311,345

Other comprehensive income (loss):
Unrealized gain on cash flow hedge during the period, net of tax of $21,905 and $0	24,293	-
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax (benefit) of $316,015 and ($390,350)	586,883	(724,936)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax (benefit) of $60,667 and ($150,406)	(112,666)	279,326
	498,510	(445,610)

Comprehensive income	$3,563,292	$2,865,735

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 (Unaudited) AND YEAR ENDED DECEMBER 31, 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total

Balance, December 31, 2005	9,469,017	$1,217,065	$28,126,032	$58,872,179	$(1,214,493)	$87,000,783
Net income	-	-	-	13,735,217	-	13,735,217
Other comprehensive income	-	-	-	-	252,132	252,132
Cash dividends declared, $0.54 per share	-	-	-	(5,131,218)	-	(5,131,218)
Stock acquired and cancelled under stock repurchase plan	(124,559)	-	(2,503,298)	-	-	(2,503,298)
Stock-based compensation	-	-	290,245	-	-	290,245
Stock options exercised	160,511	-	1,671,873	-	-	1,671,873
Balance, December 31, 2006	9,504,969	1,217,065	27,584,852	67,476,178	(962,361)	95,315,734
Net income	-	-	-	3,064,782	-	3,064,782
Other comprehensive income	-	-	-	-	498,510	498,510
Cash dividends declared, $.145 per share	-	-	-	(1,379,918)	-	(1,379,918)
Stock acquired and cancelled under stock repurchase plan	(10,704)	-	(202,665)	-	-	(202,665)
Stock-based compensation	-	-	90,541	-	-	90,541
Stock options exercised	22,408	-	270,257	-	-	270,257
Balance, March 31, 2007	9,516,673	$1,217,065	$27,742,985	$69,161,042	$(463,851)	$97,657,241

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)
	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,064,782	$3,311,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	430,371	472,611
Provision for loan losses	-	-
Net realized (gain) loss on securities transactions	(173,333)	429,732
(Gain) loss on disposal of assets	6,824	(4,799)
Stock-based compensation expense	90,541	80,618
Increase in cash value of bank-owned life insurance	(99,087)	(93,604)
Decrease in deferred compensation accrual	(8,784)	(3,988)
Decrease in retirement accruals	(159,799)	(56,979)
Net change in taxes receivable and taxes payable	687,678	1,865,183
(Increase) decrease in interest receivable	728,032	(477,175)
Increase in interest payable	72,718	274,024
Net increase in prepaid expenses and other assets	(418,839)	(512,531)
Net decrease in accrued expenses and other liabilities	(1,018,361)	(1,677,109)
Net cash provided by operating activities	3,202,743	3,607,328

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(766,513)	2,401,437
Increase in federal funds sold	(23,437,272)	(20,903,631)
Purchase of debt securities	(4,564,930)	(25,837,385)
Proceeds from sales and calls of debt securities	320,992	12,672,706
Proceeds from maturities and paydowns of debt securities	3,566,650	2,891,538
Purchase of equity investments	(5,702)	(657,902)
Proceeds from sales and redemption of equity investments	275,318	338,600
Net increase in loans	(33,853,362)	(11,222,593)
Purchase of premises and equipment	(744,573)	(320,679)
Proceeds from disposal of assets	779,667	11,387
Net cash used in investing activities	(58,429,725)	(40,626,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	45,933,427	39,542,808
Net increase in federal funds purchased and securities sold under repurchase agreements	3,990,865	183,032
Advances from the Federal Home Loan Bank	-	8,000,000
Payments on Federal Home Loan Bank advances	(159,549)	(7,360,561)
Dividends paid	(1,330,696)	(1,183,628)
Proceeds from the exercise of stock options	270,257	748,988
Acquisition of stock under stock repurchase plans	(202,665)	(532,689)
Net cash provided by financing activities	48,501,639	39,397,950

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
(Unaudited)
	Three Months Ended March 31,
	2007	2006

Net increase (decrease) in cash and due from banks	$(6,725,343)	$2,378,756

Cash and due from banks at beginning of period	26,712,252	21,196,183

Cash and due from banks at end of period	$19,986,909	$23,574,939

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,710,208	$6,681,989
Taxes	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$(729,565)	$685,554
Increase in unrealized gain on cash flow hedge	$46,198	$-
Transfer of loans to foreclosed assets	$160,321	$176,688

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

Banking Locations	Number of Offices
South Georgia Market:
Valdosta, Lowndes County	3 (including the main office)
Lake Park, Lowndes County	1
Adel, Cook County	1
Bainbridge, Decatur County	3
Cairo, Grady County	1
Statesboro, Bulloch County	2
Baxley, Appling County	1
Hazlehurst, Jeff Davis County	1
North Georgia Market:
McDonough, Henry County	1
Stockbridge, Henry County	1
Oakwood, Hall County	1
Athens, Oconee County	1
Snellville, Gwinnett County	2 (including a loan production office)
Cumming, Forsyth County	1 (loan production office)
Florida Market:
Ocala, Marion County	1
St. Augustine, St. Johns County	1 (loan production office)
Jacksonville, Duval County	1

The Company also owns PAB Bankshares Capital Trust II, a Delaware statutory business trust. This non-operating subsidiary was created in 2006 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. The Company follows Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation. The Company has determined that the provisions of FASB Interpretation No. 46R require deconsolidation of PAB Bankshares Capital Trust II.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BASIS OF PRESENTATION (Continued)

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

The components used to calculate basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 follow.

	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Net income	$3,064,782	$3,311,345

Weighted average common shares outstanding	9,515,976	9,484,570

Earnings per common share	$0.32	$0.35

Diluted earnings per share:
Net income	$3,064,782	$3,311,345

Weighted average common shares outstanding	9,515,976	9,484,570
Effect of dilutive stock options	175,257	228,063
Weighted average diluted common shares outstanding	9,691,233	9,712,633

Earnings per common share	$0.32	$0.34

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. DERIVATIVE FINANCIAL INSTRUMENT

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

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment. The premium paid for this contract was $451,250. The contract is classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”). As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings. At March 31, 2007, the Company reported a $24,000 gain, net of a $22,000 tax effect, in other comprehensive income related to cash flow hedges. Included in this tax effect is $5,700 from a prior period deferred tax adjustment. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three month period ended March 31, 2007, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. A summary of the Company’s derivative financial instruments at March 31, 2007 is shown in the following table:

	Notional amount	Floor rate	Maturity in months	Estimated fair value at March 31, 2007	Net unrealized gains (losses)
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime-based floating rate loans	$50,000,000	8.25%	27	$658,000	$236,000
Total Derivative Instruments	$50,000,000	8.25%	27	$658,000	$236,000

NOTE 5. STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At March 31, 2007, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant. Both plans provide for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company. The 1994 Employee Stock Option Plan expired in 2004. At March 31, 2007, there were 92,480 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company. On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments. This amendment was subsequently approved at the Company’s annual meeting of shareholders on May 23, 2006. On March 31, 2007, there were 685,766 shares available for grant under the 1999 Stock Option Plan. At March 31, 2007, there were 581,398 options outstanding that were granted under the 1999 Stock Option Plan.

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

At March 31, 2007, there was approximately $1,012,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.67 years.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 12, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management. In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc. When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (7) adverse changes may occur in the bond and equity markets; (8) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (9) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (10) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (11) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2006 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Our operating subsidiary, The Park Avenue Bank, is a $1.17 billion community bank with 20 branches and three loan production offices in Georgia and Florida. We have offices in both smaller, rural communities as well as larger, metropolitan areas. We provide traditional banking products and services to commercial and individual customers in our markets. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market. Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our “South Georgia” market. Our offices in Henry, Hall, Oconee, Cobb, Gwinnett and Forsyth counties are collectively referred to as our “North Georgia” market. Our offices in Marion, Duval and St. Johns counties are collectively referred to as our “Florida” market. In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury”.

Over the next five years, we plan to double our presence in Atlanta and other North Georgia markets and to build a North Florida franchise to compliment our South Georgia franchise. Thus far in 2007, we have opened a full-service branch in Snellville (Gwinnett County), Georgia and a loan production office in Cumming (Forsyth County), Georgia. Both of these locations extend our presence in the Atlanta MSA from Henry County on the southside to Gwinnett County on the eastside and Forsyth County on the northside. We will continue to add experienced bankers and grow our market share in and around these three anchors of our Atlanta franchise and towards our branches in the neighboring Athens and Gainesville MSAs.

FINANCIAL CONDITION

During the three months ended March 31, 2007, our total assets increased $51.0 million, or 18.5% on an annualized basis, to $1.17 billion, due primarily to an increase in total deposits of $45.9 million, or 20.5% on an annualized basis, to $954.4 million. We estimate that at least $30 million of the deposit growth realized over the past two quarters are temporary deposits of local municipalities, individuals and corporations, and we expect those funds to be withdrawn during the second quarter of 2007. Over the past year, we have focused on increasing our retail banking efforts and expanding our relationships with our commercial loan officers to also provide deposit products and services to meet their needs. These accounts are an important factor in our strategic plan, and for 2007, we have begun to incent our retail branch personnel and our commercial lenders to grow deposits, especially noninterest-bearing deposits.

The additional deposits were used to fund $33.8 million in new loan growth during the quarter. Our loan growth can be attributed to our presence in some of the fastest growing markets in the Southeastern United States and strong production from our seasoned bankers. However, we have seen a slowdown in residential construction activity in certain sections of the Atlanta and Jacksonville markets. We expect that this slowdown combined with our conservative underwriting criteria will result in a slower pace of growth for us over the next few quarters.

The following table summarizes our loan and deposit portfolios classified by type and market as of March 31, 2007.

As of March 31, 2007	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$30,968	$37,069	$1,262	$48	$69,347
Agricultural (including loans secured by farmland)	32,714	4,410	978	-	38,102
Real estate - construction	74,509	210,510	38,739	79	323,837
Real estate - commercial	78,990	143,563	24,717	5,384	252,654
Real estate - residential	117,246	25,570	7,888	2,321	153,025
Installment loans to individuals and other loans	15,059	1,379	74	1,446	17,958
	349,486	422,501	73,658	9,278	854,923
Deferred loan fees and unearned interest, net	104	(574)	(389)	12	(847)
Total loans	$349,590	$421,927	$73,269	$9,290	$854,076
Percentage of total	40.9%	49.4%	8.6%	1.1%	100.0%

Deposits
Noninterest-bearing demand	$79,750	$14,187	$6,981	$6,999	$107,917
Interest-bearing demand and savings	281,074	58,549	31,166	695	371,484
Time less than $100,000	161,178	42,195	84,562	47	287,982
Time greater than or equal to $100,000	85,013	42,844	30,407	200	158,464
Brokered	-	-	-	28,569	28,569
Total deposits	$607,015	$157,775	$153,116	$36,510	$954,416
Percentage of total	63.6%	16.5%	16.1%	3.8%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $73.9 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Mar-07	Dec-06	Sep-06	Jun-06	Mar-06
	(Dollars In Thousands)
Commercial and financial	$69,347	$66,376	$60,413	$53,185	$47,164
Agricultural (including loans secured by farmland)	38,102	43,302	44,716	47,754	53,368
Real estate - construction	323,837	295,246	297,026	304,387	290,863
Real estate - commercial	252,654	255,462	253,586	251,966	229,236
Real estate - residential	153,025	142,501	133,983	127,020	123,902
Installment loans to individuals and other loans	17,958	18,414	18,211	19,966	20,836
	854,923	821,301	807,935	804,278	765,369
Deferred loan fees and unearned interest, net	(847)	(997)	(1,299)	(1,243)	(1,279)
	854,076	820,304	806,636	803,035	764,090
Allowance for loan losses	(11,085)	(11,006)	(10,686)	(10,903)	(11,186)
	$842,991	$809,298	$795,950	$792,132	$752,904

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan:

As of Quarter End	Mar-07	Dec-06	Sep-06	Jun-06	Mar-06
Commercial and financial	8.12%	8.09%	7.49%	6.62%	6.17%
Agricultural (including loans secured by farmland)	4.46%	5.28%	5.54%	5.95%	6.98%
Real estate - construction	37.92%	35.99%	36.82%	37.89%	38.07%
Real estate - commercial	29.58%	31.14%	31.44%	31.38%	30.00%
Real estate - residential	17.92%	17.37%	16.61%	15.82%	16.22%
Installment loans to individuals and other loans	2.10%	2.25%	2.26%	2.49%	2.73%
	100.10%	100.12%	100.16%	100.15%	100.17%
Deferred loan fees and unearned interest, net	-0.10%	-0.12%	-0.16%	-0.15%	-0.17%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-1.30%	-1.34%	-1.32%	-1.36%	-1.46%
Net loans	98.70%	98.66%	98.68%	98.64%	98.54%

Due to our concentration in construction and development loans and commercial real estate loans, we monitor and estimate trends in our real estate markets and periodically adjust our strategies and underwriting requirements to manage the risks associated with these types of loans. Below is a table showing the collateral distribution of our construction and commercial real estate loan portfolios as of March 31, 2007.

As of March 31, 2007	Construction and Development	% of Total		Commercial Real Estate	% of Total
	(Dollars in Thousands)
Acquisition and Development:			Owner-occupied:
1-4 family residential	$132,857	41.03%	Office	$31,113	12.31%
Commercial and multi-family	92,527	28.57%	Retail	22,329	8.84%
Construction:			Other	38,340	15.17%
1-4 family residential spec	36,883	11.39%	Not owner-occupied:
1-4 family residential pre-sold	2,068	0.64%	Office	28,429	11.25%
1-4 family residential other	17,891	5.52%	Retail	29,399	11.64%
Commercial owner-occupied	5,585	1.72%	Other	25,468	10.08%
Commercial not owner-occupied	12,939	4.00%	Other:
Hotel/motel	10,545	3.26%	Hotel/motel	15,291	6.05%
Multi-family properties	7,869	2.43%	Industrial	2,755	1.09%
Special purpose property	2,339	0.72%	Multi-family properties	20,031	7.93%
Other	2,334	0.72%	Special purpose property	39,499	15.64%
Total Construction and Development	$323,837	100.00%	Total Commercial Real Estate	$252,654	100.00%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Mar-07	Dec-06	Sep-06	Jun-06	Mar-06
	(Dollars In Thousands)
Noninterest-bearing demand	$107,917	$100,911	$100,703	$95,458	$107,200
Interest-bearing demand and savings	371,484	328,828	316,385	315,492	301,663
Time less than $100,000	287,982	279,936	273,697	264,552	259,197
Time greater than or equal to $100,000	158,464	161,054	151,075	145,002	145,311
Brokered	28,569	37,754	41,841	36,274	41,853
Total deposits	$954,416	$908,483	$883,701	$856,778	$855,224

The percentage of deposits outstanding at the indicated dates is presented in the following table according to type of deposit:

As of Quarter End	Mar-07	Dec-06	Sep-06	Jun-06	Mar-06
Noninterest-bearing demand	11.31%	11.11%	11.40%	11.14%	12.54%
Interest-bearing demand and savings	38.92%	36.19%	35.80%	36.82%	35.27%
Time less than $100,000	30.18%	30.81%	30.97%	30.88%	30.31%
Time greater than or equal to $100,000	16.60%	17.73%	17.10%	16.93%	16.99%
Brokered	2.99%	4.16%	4.73%	4.23%	4.89%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Stockholders’ equity represented 8.3% of total assets at March 31, 2007, a slight decrease compared to 8.5% at December 31, 2006. However, total equity increased $2.3 million, or 2.5%, during the quarter due primarily to the retention of earnings and a $499,000 decrease in accumulated other comprehensive losses. The Company earned $3.1 million and declared $1.4 million in dividends during the quarter. We declared a $0.145 per common share dividend for the first quarter 2007, which is a 3.6% increase from the $0.14 per common share dividend paid for the fourth quarter of 2006, and a 16% increase from the $0.125 per common share dividend paid in the first quarter of 2006. Our dividend payout ratio for the first quarter of 2007 was 45.02%, compared to 35.91% for the first quarter of 2006.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2007 was $3.1 million, or $0.32 per diluted share, as compared to $3.3 million, or $0.34 per diluted share, during the same period in 2006. The $247,000, or 7.5%, decrease in net income is the net result of a $223,000 decrease in net interest income (or $154,000 on a taxable-equivalent basis) and a $715,000 increase in other expenses, offset by a $438,000 increase in other income and a $253,000 decrease in income tax expense.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the three months ended March 31, 2007, our net interest income on a taxable-equivalent basis was $10.82 million, a 1.4% decrease from the $10.98 million in net interest income for the first quarter of 2006. The decrease in net interest income is due to a 40.6% increase in interest expense offset in part by a 14.9% increase in interest income. During the first quarter of 2007, our average earning assets were 8.3% higher compared to the same period in 2006. The average balances of our interest-bearing liabilities increased by 10.0% to fund the asset growth. The average yield on our earning assets increased 45 basis points from 7.45% during the first quarter of 2006, to 7.90% for the first quarter of 2007. However, the average rates paid for our funds increased 94 basis points from 3.38% during the first quarter of 2006, to 4.32% for the first quarter of 2007. As a result of these rate increases, our net interest spread declined by 48 basis points from 4.07% during the first quarter of 2006, to 3.59% for the same period in 2007.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin for the first quarter of 2007 was 4.15%, 6 basis points higher than our net interest margin of 4.09% for the fourth quarter of 2006, but 41 basis points lower than the 4.56% recorded for the first quarter of 2006. Although our net interest margin improved from the fourth quarter of 2006, further improvement of our net interest margin in 2007 is not expected considering the current inversion of the interest rate curve, narrowing spreads on our earning assets and our rising costs of funds. If we continue to grow the balance sheet, we would expect to have tighter net interest spreads due to the flat or inverted interest rate curve and incrementally higher cost of funds needed for such growth.

The following table details the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2007 and 2006. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate. Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,		2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$834,070	$17,685	8.60%	$761,900	$15,400	8.20%
Investment securities:
Taxable	157,340	2,012	5.19%	149,384	1,770	4.81%
Nontaxable	29,333	438	6.05%	16,592	239	5.83%
Other short-term investments	36,378	469	5.23%	47,823	522	4.43%
Total interest-earning assets	$1,057,121	$20,604	7.91%	$975,699	$17,931	7.45%

Interest-bearing liabilities:
Demand deposits	$297,988	$2,590	3.53%	$253,655	$1,595	2.55%
Savings deposits	37,587	147	1.59%	40,618	112	1.12%
Time deposits	473,550	5,716	4.90%	435,036	4,226	3.94%
FHLB advances	90,112	1,052	4.73%	89,139	773	3.52%
Notes payable	10,310	180	7.09%	10,310	219	8.63%
Other short-term borrowings	9,105	98	4.35%	6,304	31	1.99%
Total interest-bearing liabilities	$918,652	$9,783	4.32%	$835,062	$6,956	3.38%

Interest rate spread			3.59%			4.07%

Net interest income		$10,821			$10,975

Net interest margin			4.15%			4.56%

Provision for Loan Losses
At March 31, 2007, the allowance for loan losses as a percentage of total loans was 1.30%, compared to 1.34% at December 31, 2006. The decrease is due to the increase in outstanding loans of $33.8 million, offset by the $79,000 in net recoveries of previous bad debts during the quarter. Due to the net recoveries and our stable asset quality levels, we did not provide any additional provision to the allowance for loan losses during the quarter. Our nonperforming loans increased by one basis point to 0.50% of total loans at March 31, 2007 from 0.49% of total loans at December 31, 2006.

The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Mar-07	Dec-06	Sep-06	Jun-06	Mar-06
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$4,192	$4,013	$1,928	$412	$7,760
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	69	34	40	23	17
Total nonperforming loans	$4,261	$4,047	$1,968	$435	$7,777

Total nonperforming loans as a percentage of total loans	0.50%	0.49%	0.24%	0.05%	1.02%

We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio. As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral. We have a comprehensive methodology for determining the adequacy of our allowance for loan losses. This methodology includes an assessment for specific valuations on larger loans and nonperforming loans, and an assessment based on environmental factors applied to other homogenous groups of otherwise performing loans.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While we use the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other environmental factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Other Income
A summary of noninterest income follows:

For the Three Months Ended March 31,	2007	2006
	Amount	Amount	Percent Change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$836	$951	-12.1%
Mortgage origination fees	83	116	-28.4%
ATM/ debit card fee income	153	135	13.3%
Securities transactions, net	173	(430)	-140.2%
Earnings on bank-owned life insurance	99	94	5.3%
Gain (loss) on disposal of assets	(13)	2	-750.0%
Other noninterest income	147	173	-15.0%
Total noninterest income	$1,478	$1,041	42.0%

Noninterest income (annualized) as a percentage of average assets	0.53%	0.40%

We have continued to see a decline in our service charges on deposit accounts due to competitive pricing and the continuing promotion of a free checking product with no monthly service fees. Mortgage origination fees decreased as refinancing activity has slowed and due to unexpected turnover in mortgage originators.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase. We have also placed five additional ATMs in service over the past two quarters. However, we have begun to offer a no-fee ATM deposit product in select markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first quarter of 2006, we sold $12.0 million of lower-yielding, cash flow bonds and replaced them with higher-yielding, call protected bonds to protect us in a declining interest rate environment. We incurred a net loss of $430,000 on these securities transactions that we expect to recover in the form of an increase in interest income over the next few years. This is compared to a $174,000 gain on the sale of equity securities recorded in the first quarter of 2007. Excluding the net gain/loss on securities transactions, total noninterest income would have decreased $166,000, or 11.3%, for the first quarter of 2007 compared to the same period in 2006.

Other Expenses
A summary of noninterest expense follows:

For the Three Months Ended March 31,	2007	2006
	Amount	Amount	Percent Change
	(Dollars In Thousands)
Noninterest expenses:
Salaries and wages	$4,151	$3,723	11.5%
Deferred loan costs	(471)	(430)	9.5%
Employee benefits	1,096	1,006	8.9%
Net occupancy expense of premises	536	471	13.8%
Furniture and equipment expense	579	509	13.8%
Advertising and business development	178	176	1.1%
Supplies and printing	133	152	-12.5%
Telephone and internet charges	147	104	41.3%
Postage and courier	159	150	6.0%
Legal and accounting fees	108	106	1.9%
Director fees and expenses	130	136	-4.4%
Service charges and fees	143	120	19.2%
Other noninterest expense	581	533	9.0%
Total noninterest expense	$7,470	$6,756	10.6%

Noninterest expense (annualized) as a percentage of average assets	2.66%	2.61%

Salaries and wages expense and employee benefits were up for the quarter due to annual raises and an 8% increase in the number of full-time equivalents from 305 in March of 2006 to 329 in March of 2007. We staffed and opened two full service branches and a loan production office between March 31, 2006 and March 31, 2007. We also converted our Athens, Georgia loan production office to a full service branch in October 2006. Deferred loan cost, which is a credit against salaries and wages, increased due to an increase in cost standards and an increase in loan volume.

The additional facilities (three full service branches and one loan production office) primarily caused the increase in occupancy expense, furniture and equipment expense and telephone charges between March 31, 2006 and March 31, 2007. Service charges and fees increased due to increased ATM network fees paid during the quarter. We also had five additional ATMs in service during the first quarter of 2007, compared to the first quarter of 2006.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 34.5% and 36.0% for the three-month periods ended March 31, 2007 and 2006, respectively. Since the first quarter of 2006, we have invested in additional affordable housing projects to receive State of Georgia low income housing tax credits that helped to reduce our state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers. Assets, consisting primarily of loans and investment securities, are funded by customer deposits, borrowed funds and retained earnings. Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment. In addition, our liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional funding sources.

At March 31, 2007, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 23.2%, compared to 22.6% at December 31, 2006. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first three months of 2007, we utilized the $45.9 million in deposit growth, the $4.0 million proceeds from additional securities sold under repurchase agreements and the $3.2 million in cash flows from operations to fund the $18.8 million increase in liquid assets, $33.8 million growth in loans and $1.3 million in dividends paid to our stockholders during the first three months of 2007. Our in-market deposit campaigns also allowed us to reduce our non-core funding (brokered deposits) by $9.2 million, or 24.3%, during the first quarter of 2007.

Contractual Obligations
Summarized below are our contractual obligations as of March 31, 2007.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$90,031	$7,601	$5,460	$10,821	$66,149
Operating Lease Obligations	1,871	374	589	431	477
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$102,212	$7,975	$6,049	$11,252	$76,936

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2007 and December 31, 2006 are as follows:

	Mar-07	Dec-06
Commitments to extend credit	$158,592,000	$154,450,000
Standby letters of credit	$8,248,000	$7,316,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime floor contract to hedge against interest rate risk in a declining rate environment. Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. The risk of loss with our counterparty is limited to a small fraction of the notional amount. We only deal with counterparties that have strong credit ratings and are approved by our Board. Due to these factors, we feel our credit risk exposure at March 31, 2007 was not material.

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards. The Company and the Bank are required to comply with capital adequacy standards established by our regulators. At March 31, 2007, the Company and the Bank were in compliance with those standards. There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at March 31, 2007.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	12.0%	11.9%	8.0%
Tier 1 Capital to Risk Weighted Assets	10.8%	10.8%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.1%	9.1%	4.0%

On May 23, 2006, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period. The Company plans to use cash on hand to repurchase its shares on the open market and through private transactions. During the first quarter of 2007, 10,704 shares were repurchased at a total cost of $203,000. Although the Company may not repurchase all 300,000 shares within the allotted time period, the program will allow the Company to repurchase its shares as opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management. At March 31, 2007, there were 223,916 shares available to be repurchased under the plan. The expiration date for this plan is May 23, 2007.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our 2006 Annual Report on Form 10-K. The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment. Management has discussed these critical accounting policies with the Audit Committee.

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

Estimates of Fair Value
The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, goodwill, other real estate owned and other repossessed assets. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended March 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to exposure from U.S. dollar interest rate changes and accordingly, we manage our exposure by considering the possible changes in the net interest margin. We do not engage in trading activity nor do we classify any portion of the investment portfolio as held for trading. Finally, we have no material direct exposure to foreign currency exchange rate risk, commodity price risk and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management. It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20. At March 31, 2007, our one-year management-adjusted gap ratio of 0.98 was within our policy guidelines. This is a significant improvement compared to our one-year gap position of 1.25 at March 31, 2006. Although we are now showing a slightly liability-sensitive balance sheet gap position in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.62 at March 31, 2007.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$619,926	$643,114	$699,508
Rate Sensitive Liabilities (RSL)	539,619	644,909	783,547
RSA minus RSL (Gap)	$80,307	$(1,795)	$(84,039)

Gap Ratio (RSA/RSL)	1.15	1.00	0.89

Management-Adjusted
Rate Sensitive Assets (RSA)	$627,751	$655,382	$719,405
Rate Sensitive Liabilities (RSL)	388,294	513,115	731,624
RSA minus RSL (Gap)	$239,457	$142,267	$(12,219)

Gap Ratio (RSA/RSL)	1.62	1.28	0.98

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis. Our policy states that net interest income cannot be reduced by more than 10% using this analysis. As of March 31, 2007, the simulation model projected net interest income would increase 7.20% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 5.44% over the next year if market rates immediately fell by 200 basis points. These projections are a significant change from the 14.74% increase projected at March 31, 2006 if market rates had increased 200 basis points and a 12.09% decrease projected at March 31, 2006 if market rates had fallen by 200 basis points. The lower volatility in our results is due primarily to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market Rate Change	Effect on Net Interest Income
	Gradual	Immediate
+300 bps	7.77%	10.45%
+200 bps	6.64%	7.20%
+100 bps	3.85%	3.90%
-100 bps	-2.93%	-3.19%
-200 bps	-4.10%	-5.44%
-300 bps	-5.12%	-10.56%

ITEM 4.	CONTROLS AND PROCEDURES

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
January	-	$-	-	234,617
February	5,813	19.35	5,813	228,804
March	4,891	18.44	4,891	223,913
Total	10,704	$19.25	10,704	223,913

[1]	On May 23, 2006, the Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company's common stock over the next twelve month period. The plan will expire May 23, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2007).

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date:	May 10, 2007	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	May 10, 2007	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)