Form 10-Q
period 2007-06-30
PAB BANKSHARES INC
filed 2007-08-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007 – Commission File Number 000-25422
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at July 31, 2007 was 9,482,454 shares.

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(UNAUDITED)
ASSETS
Cash and due from banks	$24,806,575	$26,712,252
Interest-bearing deposits in other banks	212,428	550,307
Federal funds sold	103,000	41,612,728
Investment securities	187,805,678	184,092,858

Loans	905,157,640	820,304,092
Allowance for loan losses	(11,342,421)	(11,006,097)
Net loans	893,815,219	809,297,995

Premises and equipment, net	20,863,134	20,779,587
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,675,589	11,474,964
Foreclosed assets	2,999,284	987,814
Other assets	21,701,148	19,310,677

Total assets	$1,169,966,659	$1,120,803,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$98,862,386	$100,910,593
Interest-bearing demand and savings	349,719,830	328,828,309
Time	497,264,595	478,744,090
Total deposits	945,846,811	908,482,992

Federal funds purchased and securities sold under agreements to repurchase	17,659,987	7,648,664
Advances from the Federal Home Loan Bank of Atlanta	91,582,650	90,190,702
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	8,276,994	8,855,694
Total liabilities	1,073,676,442	1,025,488,052

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,479,490 and 9,504,969 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	27,119,770	27,584,852
Retained earnings	71,008,538	67,476,178
Accumulated other comprehensive loss	(3,055,156)	(962,361)
Total stockholders' equity	96,290,217	95,315,734

Total liabilities and stockholders' equity	$1,169,966,659	$1,120,803,786

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income
Interest and fees on loans	$18,711,674	$16,823,683	$36,396,377	$32,224,306
Interest and dividends on investment securities:
Taxable	2,085,495	1,902,010	4,097,952	3,671,992
Nontaxable	297,225	226,339	581,796	381,501
Other interest income	251,071	354,069	720,559	875,894
Total interest income	21,345,465	19,306,101	41,796,684	37,153,693

Interest expense
Interest on deposits	9,026,334	6,813,091	17,479,864	12,746,111
Interest on Federal Home Loan Bank advances	1,037,696	919,902	2,089,259	1,692,536
Interest on other borrowings	322,150	273,150	599,980	523,507
Total interest expense	10,386,180	8,006,143	20,169,103	14,962,154

Net interest income	10,959,285	11,299,958	21,627,581	22,191,539

Provision for loan losses	200,000	-	200,000	-
Net interest income after provision for loan losses	10,759,285	11,299,958	21,427,581	22,191,539

Other income
Service charges on deposit accounts	905,034	987,709	1,740,922	1,939,256
Other fee income	302,563	362,595	616,715	717,297
Securities transactions, net	(38,497)	(612)	134,835	(430,343)
Other noninterest income	190,125	207,230	345,245	371,397
Total other income	1,359,225	1,556,922	2,837,717	2,597,607

Other expenses
Salaries and employee benefits	4,573,826	4,637,363	9,350,364	8,936,819
Occupancy expense of premises	563,057	492,337	1,098,854	963,675
Furniture and equipment expense	584,275	513,699	1,163,243	1,022,341
Other noninterest expense	1,487,393	1,538,424	3,066,271	3,014,727
Total other expenses	7,208,551	7,181,823	14,678,732	13,937,562

Income before income tax expense	4,909,959	5,675,057	9,586,566	10,851,584
Income tax expense	1,687,934	2,082,940	3,299,760	3,948,123

Net income	$3,222,025	$3,592,117	$6,286,806	$6,903,461

Earnings per common share
Basic	$0.34	$0.38	$0.66	$0.73
Diluted	$0.33	$0.37	$0.65	$0.71

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$3,222,025	$3,592,117	$6,286,806	$6,903,461

Other comprehensive loss:
Unrealized loss on cash flow hedge arising during the period, net of tax benefit of $114,447 and $3,255 for the quarter and $92,542 and $3,255 for the year to date	(212,547)	(6,046)	(188,254)	(6,046)
Unrealized holding losses on securities available for sale arising during the period, net of tax benefit of $1,267,396 and $949,585 for the quarter and $978,330 and $1,339,935 for the year to date	(2,353,734)	(1,763,510)	(1,816,898)	(2,488,446)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax (benefit) of $13,474 and $(214) for the quarter and $47,192 and ($150,620) for the year to date	(25,024)	397	(87,643)	279,723
	(2,591,305)	(1,769,159)	(2,092,795)	(2,214,769)

Comprehensive income	$630,720	$1,822,958	$4,194,011	$4,688,692

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2005	9,469,017	$1,217,065	$28,126,032	$58,872,179	$(1,214,493)	$87,000,783
Net income	-	-	-	13,735,217	-	13,735,217
Other comprehensive income	-	-	-	-	252,132	252,132
Cash dividends declared, $0.54 per share	-	-	-	(5,131,218)	-	(5,131,218)
Stock acquired and cancelled under stock repurchase plan	(124,559)	-	(2,503,298)	-	-	(2,503,298)
Stock-based compensation	-	-	290,245	-	-	290,245
Stock options exercised	160,511	-	1,671,873	-	-	1,671,873
Balance, December 31, 2006	9,504,969	1,217,065	27,584,852	67,476,178	(962,361)	95,315,734
Net income	-	-	-	6,286,806	-	6,286,806
Other comprehensive loss	-	-	-	-	(2,092,795)	(2,092,795)
Cash dividends declared, $0.29 per share	-	-	-	(2,754,446)	-	(2,754,446)
Stock acquired and cancelled under stock repurchase plan	(56,942)	-	(1,093,445)	-	-	(1,093,445)
Stock-based compensation	-	-	248,618	-	-	248,618
Stock options exercised	31,463	-	379,745	-	-	379,745
Balance, June 30, 2007	9,479,490	$1,217,065	$27,119,770	$71,008,538	$(3,055,156)	$96,290,217

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,286,806	$6,903,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	868,598	902,090
Provision for loan losses	200,000	-
Net realized (gain) loss on securities transactions	(134,835)	430,343
(Gain) loss on disposal of assets	7,449	(12,798)
Stock-based compensation expense	248,618	161,836
Increase in cash value of bank-owned life insurance	(200,625)	(189,954)
Increase (decrease) in deferred compensation accrual	(179,534)	77,743
Decrease in retirement accruals	(159,799)	(114,602)
Net change in taxes receivable and taxes payable	(1,238,388)	(76,864)
(Increase) decrease in interest receivable	133,900	(1,110,158)
Increase in interest payable	25,873	213,817
Net increase in prepaid expenses and other assets	(481,995)	(690,359)
Net decrease in accrued expenses and other liabilities	(309,071)	(605,267)
Net cash provided by operating activities	5,066,997	5,889,288

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest-bearing deposits in other banks	337,879	2,329,849
Decrease in federal funds sold	41,509,728	33,198,644
Purchase of debt securities	(22,527,424)	(40,635,577)
Proceeds from sales and calls of debt securities	9,087,404	13,083,832
Proceeds from maturities and paydowns of debt securities	6,740,409	5,484,363
Purchase of equity investments	(54,047)	(665,147)
Redemption of equity investments	275,318	338,600
Net increase in loans	(87,968,441)	(57,368,894)
Purchase of premises and equipment	(948,573)	(2,325,888)
Proceeds from disposal of assets	1,232,298	6,174,601
Net cash used in investing activities	(52,315,449)	(40,385,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,363,819	41,097,204
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	10,011,323	(405,743)
Advances from the Federal Home Loan Bank	40,000,000	33,000,000
Payments on Federal Home Loan Bank advances	(38,608,052)	(32,558,116)
Dividends paid	(2,710,615)	(2,372,788)
Proceeds from the exercise of stock options	379,745	1,096,661
Acquisition of stock under stock repurchase plans	(1,093,445)	(1,559,334)
Purchase of cash flow hedge derivative instrument	-	(451,250)
Net cash provided by financing activities	45,342,775	37,846,634

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	Six Months Ended June 30,
	2007	2006

Net increase (decrease) in cash and due from banks	$(1,905,677)	$3,350,305

Cash and due from banks at beginning of period	26,712,252	21,196,183

Cash and due from banks at end of period	$24,806,575	$24,546,488

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$20,143,230	$14,748,337
Taxes	$3,614,001	$4,024,987

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized losses on securities available for sale	$(2,930,063)	$(3,398,038)
Decrease in unrealized gain on cash flow hedge	$(280,796)	$(6,045)
Transfer of loans to foreclosed assets	$3,251,217	$7,095,688

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The components used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2007 and 2006 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$3,222,025	$3,592,117	$6,286,806	$6,903,461

Weighted average common shares outstanding	9,498,569	9,511,395	9,507,224	9,498,057

Earnings per common share	$0.34	$0.38	$0.66	$0.73

Diluted earnings per share:
Net income	$3,222,025	$3,592,117	$6,286,806	$6,903,461

Weighted average common shares outstanding	9,498,569	9,511,395	9,507,224	9,498,057
Effect of dilutive stock options	163,127	210,702	169,448	221,581
Weighted average diluted common shares outstanding	9,661,696	9,722,097	9,676,672	9,719,638

Earnings per common share	$0.33	$0.37	$0.65	$0.71

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s asset-liability management policy allows the use of certain derivative financial instruments for hedging purposes in managing the Company’s interest rate risk.  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate.  The most common derivative instruments include interest rate swaps, caps, floors and collars.  The Company accounts for its derivative financial instruments under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the fair value of its derivative financial instruments is included in other assets in the Consolidated Statement of Condition.

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  The premium paid for this contract was $451,250.  The contract is classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”).  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.  At June 30, 2007, the Company reported a $188,000 loss, net of a $93,000 tax effect, in other comprehensive income related to cash flow hedges.  Included in this tax effect is $5,700 from a prior period deferred tax adjustment.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense.  For the three and six month periods ended June 30, 2007, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges.  A summary of the Company’s derivative financial instruments at June 30, 2007 is shown in the following table:

	Notional amount	Floor rate	Maturity in months	Estimated fair value at June 30, 2007	Net unrealized gains (losses)
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime- based floating rate loans	$50,000,000	8.25%	24	$311,000	$(91,000)

Total Derivative Instruments	$50,000,000	8.25%	24	$311,000	$(91,000)

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At June 30, 2007, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At June 30, 2007, there were 83,200 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.  On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments.  This amendment was subsequently approved at the Company’s annual meeting of shareholders on May 23, 2006.  At June 30, 2007, there were 691,366 shares available for grant and there were 574,223 options outstanding that were granted under the 1999 Stock Option Plan.

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

At June 30, 2007, there was approximately $922,000 of unrecognized compensation cost related to stock-based payments that is expected to be recognized over a weighted-average period of 3.46 years.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 12, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, credit losses, loan and deposit growth, interest rates, economic conditions, the effects of our de novo branch expansion, and the anticipated stabilization of our net interest margin, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (7) adverse changes may occur in the bond and equity markets; (8) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (9) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (10) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (11) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market.  Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our “South Georgia” market.  Our offices in Henry, Hall, Oconee, Gwinnett and Forsyth counties are collectively referred to as our “North Georgia” market.  Our offices in Marion, St. Johns and Duval counties are collectively referred to as our “Florida” market.  In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury.”

Over the next five years, we plan to double our presence in Atlanta and other North Georgia markets and to build a North Florida franchise to compliment our South Georgia franchise.  Thus far in 2007, we have opened a full-service branch in Snellville (Gwinnett County), Georgia and a loan production office in Cumming (Forsyth County), Georgia.  Both of these locations extend our presence in the Atlanta MSA from Henry County on the southside to Gwinnett County on the eastside and Forsyth County on the northside.  We intend to continue to add experienced bankers and grow our market share in and around these three anchors of our Atlanta franchise and towards our branches in the neighboring Athens and Gainesville MSAs.

FINANCIAL CONDITION

During the six months ended June 30, 2007, our total assets increased $49.2 million, or 4.4%, to $1.17 billion, due primarily to an increase in total deposits of $37.4 million, or 4.1%, to $945.8 million.  Time deposits increased $18.5 million, or 3.9%; interest-bearing demand deposits increased $20.9 million, or 6.4%; while non-interest bearing demand deposits decreased $2.0 million, or 2.0%.  During the second quarter ended June 30, 2007, total deposits decreased by $8.6 million due to approximately $22.3 million in temporary deposits of local municipalities, individuals and corporations that were deposited in the first quarter of 2007 and withdrawn during the second quarter of 2007.  Over the past year, we have increased our focus on retail banking efforts and expanding our relationships with our commercial loan customers to also provide deposit products and services to meet their needs.  Core deposit accounts are an important aspect in our long-term strategic plan, and this year, we have begun to incent our retail branch personnel and our commercial lenders to grow deposits, especially noninterest-bearing deposits.

Our loan portfolio increased $84.9 million, or 10.3%, to $905.2 million at June 30, 2007 from $820.3 million at December 31, 2006.  We funded the majority of this loan growth with the $37.4 million increase in deposits and reducing our balances in federal funds sold by $41.5 million.  Our loan growth can be attributed to our presence in some of the fastest growing markets in the Southeastern United States and strong production from our seasoned bankers.  However, we have seen a slowdown in residential construction activity in certain sections of the Atlanta and Jacksonville markets.  Approximately 22% of our loan portfolio is in residential construction and development lending and an additional 18% of our loan portfolio is in mortgages on residential real estate in our markets.  We understand the risks involved in this type of lending, and we have established conservative underwriting criteria and internal controls to help protect our interests.  However, we are not immune to credit risk and we expect to incur some losses as a result of this real estate slowdown.  We are proactive in recognizing our problems, and we intend to minimize our losses whenever possible as those problems arise.  We expect that this slowdown will result in a slower pace of growth for us over the next few quarters.  Additional information on our asset quality is included under the heading “Provision for Loan Losses” in our “RESULTS OF OPERATIONS” discussion below.

The following table summarizes our loan and deposit portfolios classified by type and market as of June 30, 2007.

As of June 30, 2007	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$32,228	$44,676	$1,104	$40	$78,048
Agricultural (including loans secured by farmland)	39,561	4,376	3,036	-	46,973
Real estate – construction	71,923	213,460	42,517	447	328,347
Real estate - commercial	85,414	148,091	32,683	4,790	270,978
Real estate - residential	123,825	26,488	8,173	2,918	161,404
Installment loans to individuals and other loans	14,284	3,711	45	2,206	20,246
	367,235	440,802	87,558	10,401	905,996
Deferred loan fees and unearned interest, net	204	(557)	(498)	12	(839)
Total loans	$367,439	$440,245	$87,060	$10,413	$905,157
Percentage of total	40.6%	48.6%	9.6%	1.2%	100.0%

Deposits
Noninterest-bearing demand	$70,250	$14,275	$6,752	$7,585	$98,862
Interest-bearing demand and savings	264,804	51,273	33,187	456	349,720
Time less than $100,000	163,578	47,773	89,393	112	300,856
Time greater than or equal to $100,000	86,690	39,613	37,470	200	163,973
Brokered	-	-	-	32,436	32,436
Total deposits	$585,322	$152,934	$166,802	$40,789	$945,847
Percentage of total	61.9%	16.2%	17.6%	4.3%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $74.7 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Jun-07	Mar-07	Dec-06	Sep-06	Jun-06
	(Dollars in Thousands)
Commercial and financial	$78,048	$69,347	$66,376	$60,413	$53,185
Agricultural (including loans secured by farmland)	46,973	38,102	43,302	44,716	47,754
Real estate - construction	328,347	323,837	295,246	297,026	304,387
Real estate - commercial	270,978	252,654	255,462	253,586	251,966
Real estate – residential	161,404	153,025	142,501	133,983	127,020
Installment loans to individuals and other loans	20,246	17,958	18,414	18,211	19,966
	905,996	854,923	821,301	807,935	804,278
Deferred loan fees and unearned interest, net	(839)	(847)	(997)	(1,299)	(1,243)
	905,157	854,076	820,304	806,636	803,035
Allowance for loan losses	(11,342)	(11,085)	(11,006)	(10,686)	(10,903)
	$893,815	$842,991	$809,298	$795,950	$792,132

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Jun-07	Mar-07	Dec-06	Sep-06	Jun-06
Commercial and financial	8.62%	8.12%	8.09%	7.49%	6.62%
Agricultural (including loans secured by farmland)	5.19%	4.46%	5.28%	5.54%	5.95%
Real estate - construction	36.27%	37.92%	35.99%	36.82%	37.89%
Real estate - commercial	29.94%	29.58%	31.14%	31.44%	31.38%
Real estate - residential	17.83%	17.92%	17.37%	16.61%	15.82%
Installment loans to individuals and other loans	2.24%	2.10%	2.25%	2.26%	2.49%
	100.09%	100.10%	100.12%	100.16%	100.15%
Deferred loan fees and unearned interest, net	-0.09%	-0.10%	-0.12%	-0.16%	-0.15%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-1.25%	-1.30%	-1.34%	-1.32%	-1.36%
Net loans	98.75%	98.70%	98.66%	98.68%	98.64%

With a total of 66.2% of our loan portfolio concentrated in construction and development and commercial real estate loans, we carefully monitor and estimate trends in our real estate markets and periodically adjust our strategies and underwriting requirements to manage the risks associated with these types of loans.  Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios as of June 30, 2007.

	Construction and Development	% of Total		Commercial Real Estate	% of Total
	(Dollars in Thousands)
Acquisition and Development:			Owner-occupied:
1-4 family residential	$135,601	41.30%	Office	$31,386	11.58%
Commercial and multi-family	90,808	27.66%	Retail	23,413	8.64%
Construction:			Other	33,542	12.38%
1-4 family residential spec	42,155	12.84%	Not owner-occupied:
1-4 family residential pre-sold	1,032	0.31%	Office	29,233	10.79%
1-4 family residential other	20,837	6.35%	Retail	41,314	15.25%
Commercial owner-occupied	5,692	1.73%	Other	25,759	9.51%
Commercial not owner-occupied	9,947	3.03%	Other:
Hotel/motel	12,202	3.72%	Hotel/motel	15,217	5.62%
Multi-family properties	8,353	2.54%	Industrial	2,719	1.00%
Special purpose property	1,250	0.38%	Multi-family properties	22,098	8.15%
Other	470	0.14%	Special purpose property	46,297	17.08%
Total Construction and Development	$328,347	100.00%	Total Commercial Real Estate	$270,978	100.00%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Jun-07	Mar-07	Dec-06	Sep-06	Jun-06
	(Dollars In Thousands)
Noninterest-bearing demand	$98,862	$107,917	$100,911	$100,703	$95,458
Interest-bearing demand and savings	349,720	371,484	328,828	316,385	315,492
Time less than $100,000	300,856	287,982	279,936	273,697	264,552
Time greater than or equal to $100,000	163,973	158,464	161,054	151,075	145,002
Brokered	32,436	28,569	37,754	41,841	36,274
Total deposits	$945,847	$954,416	$908,483	$883,701	$856,778

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Jun-07	Mar-07	Dec-06	Sep-06	Jun-06
Noninterest-bearing demand	10.45%	11.31%	11.11%	11.40%	11.14%
Interest-bearing demand and savings	36.98%	38.92%	36.19%	35.80%	36.82%
Time less than $100,000	31.78%	30.18%	30.81%	30.97%	30.88%
Time greater than or equal to $100,000	17.36%	16.60%	17.73%	17.10%	16.93%
Brokered	3.43%	2.99%	4.16%	4.73%	4.23%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Stockholders’ equity represented 8.2% of total assets at quarter end, a decrease compared to 8.5% at December 31, 2006.  Total stockholders’ equity has increased $970,000, or 1.0%, since December 31, 2006.  This increase is primarily the net result of  $6.3 million in earnings, less $2.8 million in dividends and a $2.1 million decrease in accumulated other comprehensive losses.  We paid a $0.145 per common share dividend for the first quarter 2007 and declared a $0.145 per common share dividend for the second quarter of 2007, compared to $0.125 and $0.135 per common share dividends paid for the first and second quarters of 2006, respectively.  Our dividend payout ratios for the first and second quarters of 2007 were 45.02% and 42.66%, respectively, compared to 35.91% and 35.70% for the first and second quarters of 2006.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2007 was $3.2 million, or $0.33 per diluted share, as compared to $3.6 million, or $0.37 per diluted share, during the same period in 2006.  The $370,000, or 10.3%, decrease in net income is the net result of a $340,000 decrease in net interest income (or $303,000 on a taxable-equivalent basis), a $200,000 increase in the provision for loan losses, a $198,000 decrease in other income and a $27,000 increase in other expenses, offset by a  $395,000 decrease in income tax expense.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended June 30, 2007 were 1.12% and 13.10%, respectively, compared to a 1.36% ROA and a 15.93% ROE for the same period in 2006.

Net income for the six months ended June 30, 2007 was $6.3 million, or $0.65 per diluted share, as compared to $6.9 million, or $0.71 per diluted share, during the same period in 2006.  The $617,000, or 8.9%, decrease in net income is the net result of a $564,000 decrease in net interest income (or $456,000 on a taxable-equivalent basis), a $200,000 increase in the provision for loan losses and a $741,000 increase in other expenses, offset by a $240,000 increase in other income and a $648,000 decrease in income tax expense.  Our ROA and ROE for the six months ended June 30, 2007 were 1.11% and 12.93%, respectively, compared to a 1.33% ROA and a 15.51% ROE for the same period in 2006.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended June 30, 2007, our net interest income on a taxable-equivalent basis was $11.1 million, a 2.7% decrease from the $11.4 million in net interest income for the second quarter of 2006.  The decrease in net interest income is due to a 29.7% increase in interest expense offset in part by a 10.6% increase in interest income.  During the second quarter of 2007, our average earning assets were 9.4% higher compared to the same period in 2006.  The average balances of our interest-bearing liabilities increased by 10.4% to fund the asset growth.  The average yield on our earning assets increased 9 basis points from 7.84% for the second quarter of 2006, to 7.93% for the second quarter of 2007.  However, the average rates paid for our funds increased 66 basis points from 3.74% for the second quarter of 2006, to 4.40% for the second quarter of 2007.  As a result of these rate increases, our net interest spread declined by 57 basis points from 4.10% in the second quarter of 2006, to 3.53% for the same period in 2007.

For the six months ended June 30, 2007, our net interest income on a taxable-equivalent basis was $21.9 million, a 2.0% decrease from the $22.4 million in net interest income for the same period in 2006.  The decrease in net interest income is due primarily to the same factors described above for the quarterly results.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the second quarter of 2007 was 4.10%, 51 basis points lower than the 4.61% recorded for the second quarter of 2006.  The lack of movement in short-term interest rates over the past twelve months has allowed our interest-bearing liabilities to re-price upwards without much opportunity to re-price our earning assets upwards.  Improvement of our net interest margin in 2007 is not expected considering the interest rate environment and narrowing spreads on our earning assets caused by our rising cost of funds.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and six months ended June 30, 2007 and 2006.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended June 30,		2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$876,982	$18,712	8.56%	$787,332	$16,824	8.57%
Investment securities:
Taxable	162,827	2,085	5.14%	154,347	1,902	4.94%
Nontaxable	30,370	457	6.04%	23,685	348	5.90%
Other short-term investments	17,747	251	5.67%	28,809	354	4.93%
Total interest-earning assets	$1,087,926	$21,505	7.93%	$994,173	$19,428	7.84%
Interest-bearing liabilities:
Demand deposits	$311,097	$2,819	3.63%	$267,483	$2,037	3.05%
Savings deposits	37,986	150	1.59%	40,675	129	1.27%
Time deposits	484,208	6,057	5.02%	443,350	4,647	4.20%
FHLB advances	90,512	1,038	4.60%	90,612	920	4.07%
Notes payable	10,310	182	7.08%	10,310	226	8.81%
Other short-term borrowings	13,208	140	4.26%	5,781	47	3.24%
Total interest-bearing liabilities	$947,321	$10,386	4.40%	$858,211	$8,006	3.74%

Interest rate spread			3.53%			4.10%
Net interest income		$11,119			$11,422
Net interest margin			4.10%			4.61%

For the Six Months Ended June 30,		2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$855,644	$36,396	8.58%	$774,686	$32,224	8.39%
Investment securities:
Taxable	160,099	4,098	5.16%	151,887	3,672	4.88%
Nontaxable	29,855	895	6.05%	20,158	587	5.87%
Other short-term investments	27,011	721	5.38%	38,263	876	4.62%
Total interest-earning assets	$1,072,609	$42,110	7.92%	$984,994	$37,359	7.65%
Interest-bearing liabilities:
Demand deposits	$304,578	$5,409	3.25%	$260,608	$3,632	2.81%
Savings deposits	37,788	298	1.59%	40,646	241	1.20%
Time deposits	478,909	11,773	4.96%	439,216	8,873	4.07%
FHLB advances	90,313	2,089	4.67%	89,879	1,692	3.80%
Notes payable	10,310	362	7.08%	10,310	446	8.72%
Other short-term borrowings	11,168	238	4.29%	6,041	78	2.59%
Total interest-bearing liabilities	$933,066	$20,169	4.36%	$846,700	$14,962	3.56%

Interest rate spread			3.56%			4.09%
Net interest income		$21,941			$22,397
Net interest margin			4.13%			4.59%

Provision for Loan Losses

During the second quarter of 2007, we increased our allowance for loan losses by $200,000 due to recent loan growth and concerns over the slowdown in real estate activity.  Additional provisions for loan losses in the second half of 2007 may be warranted if, among other factors, further weakness in real estate is observed in our markets or if our asset quality deteriorates from current levels.

For the year to date, we have charged-off $124,000 in bad debts and we have recovered $260,000 in previously charged-off loans.  The $136,000 in net recoveries for the year to date results in an annualized 0.03% net recoveries to average loan ratio.  Including these annualized results, we have a five-year average net charge-off ratio of 0.08%.  In 2006, we had a net charge-off ratio of 0.01%.  Given the noted slowdown in real estate activity in our markets and an expected increase in nonperforming assets over the next few quarters, we expect to realize an increase in our net charge-offs over the next year to a level that more closely resembles our five-year average net charge-off ratio.

Our nonperforming loans decreased by 27 basis points to 0.22% of total loans at June 30, 2007 from 0.49% of total loans at December 31, 2006 due primarily to the foreclosure and transfer to other real estate of $1.7 million on a large problem asset.  Of the $2.0 million in nonperforming loans at quarter end, two loans totaling $851,000 were scheduled for foreclosure in the third quarter of 2007. The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Jun-07	Mar-07	Dec-06	Sep-06	Jun-06
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$1,986	$4,192	$4,013	$1,928	$412
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	27	69	34	40	23
Total nonperforming loans	$2,013	$4,261	$4,047	$1,968	$435
Total nonperforming loans as a percentage of total loans	0.22%	0.50%	0.49%	0.24%	0.05%

Total loans past due 30-89 days and not categorized as a nonperforming loan amounted to $7.9 million, or 0.88% of total loans at June 30, 2007, a 67 basis point increase compared to a 0.21% ratio at March 31, 2007.  The increase in this category is due primarily to the delinquency of two development projects to a related borrower totaling $3.8 million.  As of June 30, 2007, a specific reserve of $245,000 was allocated to the loans on this relationship.

At June 30, 2007, the allowance for loan losses as a percentage of total loans was 1.25%, compared to 1.34% at December 31, 2006.   The decrease in this ratio is due to the increase in outstanding loans of $51.1 million, offset by a $200,000 provision for loan losses in the second quarter of 2007 and the $136,000 in net recoveries of previous bad debts for the year to date.

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

The environmental factors considered in developing our loss measurements include:
•	levels of and trends in delinquencies and impaired loans;
•	levels of and trends in charge-offs and recoveries;
•	trends in volume and terms of loans;
•	effects of any changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices;
•	experience, ability and depth of lending management and other relevant staff;
•	national and local economic trends and conditions;
•	industry conditions; and
•	effects of changes in credit concentrations.

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

Other Income
A summary of noninterest income follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Pct. Chg.	2007	2006	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$905	$987	-8.3%	$1,741	$1,939	-10.2%
Mortgage origination fees	90	160	-43.8%	172	276	-37.7%
ATM/debit card fee income	161	145	11.0%	314	280	12.1%
Securities transactions, net	(38)	(1)	-3700.0%	135	(430)	131.4%
Earnings on bank-owned life insurance	102	96	6.3%	201	190	5.8%
Gain (loss) on disposal of assets	6	8	-25.0%	(7)	10	-170.0%
Other noninterest income	133	162	-17.9%	282	333	-15.3%
Total noninterest income	$1,359	$1,557	-12.7%	$2,838	$2,598	9.2%
Noninterest income (annualized) as a percentage of average assets	0.48%	0.59%		0.50%	0.50%

We have continued to see a decline in our service charges on deposit accounts due to competitive pricing and the continuing promotion of a free checking product with no monthly service fees.  Mortgage origination fees decreased as refinancing activity has slowed and due to unexpected turnover in mortgage originators.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  We have also placed five additional ATMs in service over the past three quarters.  However, we have begun to offer a no-fee ATM deposit product in select markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first six months of 2006, we sold $12.0 million of lower-yielding, cash flow bonds and replaced them with higher-yielding, call protected bonds to protect us in a declining interest rate environment.  We incurred a net loss of $430,000 on these securities transactions that we expect to recover in the form of an increase in interest income over the next few years.  This is compared to a $135,000 gain on the sale of securities recorded in the first six months of 2007.  Excluding the net gain/loss on securities transactions, total noninterest income would have decreased $325,000, or 10.7%, for the first six months of 2007 compared to the same period in 2006.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Pct. Chg.	2007	2006	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$4,114	$3,917	5.0%	$8,265	$7,640	8.2%
Deferred loan cost	(534)	(449)	18.9%	(1,005)	(879)	14.3%
Employee benefits	994	1,170	-15.0%	2,090	2,175	-3.9%
Net occupancy expense of premises	563	492	14.4%	1,099	964	14.0%
Furniture and equipment expense	584	514	13.6%	1,163	1,022	13.8%
Advertising and business development	149	126	18.3%	327	302	8.3%
Supplies and printing	119	115	3.5%	253	267	-5.2%
Telephone and internet charges	148	116	27.6%	295	221	33.5%
Postage and courier	145	127	14.2%	304	277	9.7%
Legal and accounting fees	134	114	17.5%	242	220	10.0%
Director fees and expenses	81	98	-17.3%	211	234	-9.8%
Service charges and fees	137	129	6.2%	280	249	12.4%
Other noninterest expense	575	713	-19.4%	1,155	1,246	-7.3%
Total noninterest expense	$7,209	$7,182	0.4%	$14,679	$13,938	5.3%
Noninterest expense as a percentage of average assets (annualized)	2.50%	2.72%		2.60%	2.67%

Salaries and wages expense and employee benefits were up for the first six months of 2007 due to annual raises and a 3% increase in the number of full-time equivalents from 314 in June of 2006 to 322 in June of 2007.  We have staffed and opened two full service branches and a loan production office between June 30, 2006 and June 30, 2007.  We also converted our Athens, Georgia loan production office to a full service branch in October 2006.  Deferred loan cost, which is a credit against salaries and wages, increased due to an increase in standard costs and an increase in loan volume.

The additional facilities (three full service branches and one loan production office) are the primary cause for the increase in occupancy expense, furniture and equipment expense and telephone charges between June 30, 2006 and June 30, 2007.  Service charges and fees increased due to increased ATM network fees paid during the quarter.  We also placed five additional ATMs in service during the first six months of 2007, compared to the first six months of 2006.

Advertising and business development expense increased for the first six months on 2007 due to our focus on marketing and growing our franchise.  Legal fees increased 17.5% for the first six months, compared to 2006, due to increased foreclosure activity on nonperforming loans.  Director fees and expenses have decreased in 2007, compared to 2006, as we incurred expenses for an off-site director strategic planning session during March 2006.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 34.4% and 36.7% for the three-month periods ended June 30, 2007 and 2006, respectively.  For the six-month periods ended June 30, 2007 and 2006, income tax expense as a percentage of net income before taxes was 34.4% and 36.4%, respectively.  Since the first quarter of 2006, we have invested in additional affordable housing projects to receive State of Georgia low income housing tax credits that helped to reduce our state income tax expense.

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

At June 30, 2007, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 18.2%, compared to 22.6% at December 31, 2006.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first six months of 2007, we funded the $84.9 million growth in loans, the $3.7 million increase in investments and the $2.0 million decrease in noninterest-bearing demand deposits by utilizing the $39.4 million increase in interest-bearing demand, savings and time deposits, increasing federal funds purchased and securities sold under repurchase agreements by $10.0 million and decreasing our federal funds sold by $41.5 million.

Contractual Obligations
Summarized below are our contractual obligations as of June 30, 2007.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$91,583	$7,584	$20,189	$35,730	$28,080
Operating Lease Obligations	1,779	375	555	395	454
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$103,672	$7,959	$20,744	$36,125	$38,844

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2007 and December 31, 2006 are as follows:

	Jun-07	Dec-06
Commitments to extend credit	$146,346,000	$154,450,000
Standby letters of credit	$6,001,000	$7,316,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have strong credit ratings and are approved by our Board.  Due to these factors, we feel our off balance sheet credit risk exposure at June 30, 2007 was not material.

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At June 30, 2007, the Company and the Bank were in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2007.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	11.7%	11.7%	8.0%
Tier 1 Capital to Risk Weighted Assets	10.6%	10.6%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	9.0%	9.0%	4.0%

On May 22, 2007, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period.  The Company plans to use cash on hand to repurchase its shares on the open market and through private transactions.  During the second quarter of 2007, 46,238 shares were repurchased, at a total cost of $891,000.  Although the Company may not repurchase all 300,000 shares within the allotted time period, the program will allow the Company to repurchase its shares as opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management.  At June 30, 2007, there were 299,800 shares available to be repurchased under the plan.  The expiration date for the plan is May 22, 2008.

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

Estimates of Fair Value
The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, goodwill, other real estate owned and other repossessed assets.  These are all recorded at either fair value or at the lower of cost or fair value.  Fair values are volatile and may be influenced by a number of factors.  Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates or market interest rates.  Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended June 30, 2007.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At June 30, 2007, our one-year management-adjusted gap ratio of 0.90 was within our policy guidelines.  Although we are now showing a slightly liability-sensitive balance sheet gap position in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.48 at June 30, 2007.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$548,444	$580,714	$633,669
Rate Sensitive Liabilities (RSL)	524,149	613,663	770,566
RSA minus RSL (Gap)	$24,295	$(32,949)	$(136,897)

Gap Ratio (RSA/RSL)	1.05	0.95	0.82

Management-Adjusted
Rate Sensitive Assets (RSA)	$559,457	$596,621	$657,193
Rate Sensitive Liabilities (RSL)	377,234	485,011	729,571
RSA minus RSL (Gap)	$182,223	$111,610	$(72,378)

Gap Ratio (RSA/RSL)	1.48	1.23	0.90

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 10% using this analysis.  As of June 30, 2007, the simulation model projected net interest income would increase 5.4% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 3.3% over the next year if market rates immediately fell by 200 basis points.  These projections are a significant change from the 14.7% increase projected at March 31, 2006 if market rates increased by 200 basis points and the 12.1% decrease projected at March 31, 2006 if market rates fell by 200 basis points.  The lower volatility in our results is due primarily to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our A/L modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	6.86%	7.86%
+200 bps	5.83%	5.41%
+100 bps	3.45%	3.18%
-100 bps	-2.20%	-2.03%
-200 bps	-2.89%	-3.30%
-300 bps	-3.91%	-8.32%

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
April	2,792	$18.80	2,792	221,121
May	43,246	19.30	43,246	300,000
June	200	19.05	200	299,800
Total	46,238	$19.27	46,238	299,800

[1]	On May 22, 2007, the Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company's common stock over the next twelve month period. The plan will expire May 22, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 22, 2007, two items were voted upon.  The first vote was for the election of four directors to hold office until the 2010 annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

Name	Votes For	Votes Withheld

James B. Lanier, Jr.	5,603,803	245,253
Douglas W. McNeill	5,600,180	248,876
F. Ferrell Scruggs, Sr.	5,580,578	268,478
David K. Williams	5,600,380	248,676

The above directors were elected.

The following directors will continue in office:

Walter W. Carroll, II, James L. Dewar, Jr., John E. Mansfield, Jr., Joe P. Singletary, Jr.,
R. Bradford Burnette, Michael H. Godwin, Kennith D. McLeod, Paul E. Parker and M. Burke Welsh, Jr.

The second vote was for the ratification of the appointment of Mauldin & Jenkins, LLC as independent auditors for 2007:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
5,826,570	6,681	15,805	0

The selection of the independent auditors was ratified.

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

PAB BANKSHARES, INC.
Registrant

Date:	August 9, 2007	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	August 9, 2007	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)