Form 10-Q
period 2007-09-30
PAB BANKSHARES INC
filed 2007-11-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007 – Commission File Number 000-25422

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at October 31, 2007 was 9,270,115 shares.

i

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
Cash and due from banks	$19,307,343	$26,712,252
Interest-bearing deposits in other banks	614,435	550,307
Federal funds sold	33,758,006	41,612,728
Investment securities	187,713,927	184,092,858

Loans	904,082,367	820,304,092
Allowance for loan losses	(11,497,316)	(11,006,097)
Net loans	892,585,051	809,297,995

Premises and equipment, net	20,448,307	20,779,587
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,778,486	11,474,964
Foreclosed assets	3,676,301	987,814
Other assets	19,813,436	19,310,677

Total assets	$1,195,679,896	$1,120,803,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$91,052,698	$100,910,593
Interest-bearing demand and savings	362,078,856	328,828,309
Time	526,660,046	478,744,090
Total deposits	979,791,600	908,482,992

Federal funds purchased and securities sold under agreements to repurchase	13,663,740	7,648,664
Advances from the Federal Home Loan Bank of Atlanta	86,439,410	90,190,702
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	8,641,665	8,855,694
Total liabilities	1,098,846,415	1,025,488,052

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized;
9,291,215 and 9,504,969 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	23,858,666	27,584,852
Retained earnings	72,519,239	67,476,178
Accumulated other comprehensive loss	(761,489)	(962,361)
Total stockholders' equity	96,833,481	95,315,734

Total liabilities and stockholders' equity	$1,195,679,896	$1,120,803,786

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest income
Interest and fees on loans	$19,243,282	$17,716,438	$55,639,658	$49,940,744
Interest and dividends on investment securities:
Taxable	2,052,386	1,948,777	6,150,338	5,620,769
Nontaxable	309,373	261,529	891,169	643,030
Other interest income	261,069	246,363	981,628	1,122,259
Total interest income	21,866,110	20,173,107	63,662,793	57,326,802

Interest expense
Interest on deposits	9,755,683	7,548,569	27,235,546	20,294,681
Interest on Federal Home Loan Bank advances	1,005,063	1,073,909	3,094,322	2,766,446
Interest on other borrowings	323,631	313,151	923,612	836,658
Total interest expense	11,084,377	8,935,629	31,253,480	23,897,785

Net interest income	10,781,733	11,237,478	32,409,313	33,429,017

Provision for loan losses	400,000	-	600,000	-
Net interest income after provision for loan losses	10,381,733	11,237,478	31,809,313	33,429,017

Other income
Service charges on deposit accounts	916,890	983,122	2,657,812	2,922,378
Other fee income	304,482	300,019	921,197	1,017,317
Securities transactions, net	49,174	(277,762)	184,009	(708,105)
Other noninterest income	200,612	198,603	545,858	569,999
Total other income	1,471,158	1,203,982	4,308,876	3,801,589

Other expenses
Salaries and employee benefits	4,698,504	4,458,783	14,048,867	13,395,603
Occupancy expense of premises	621,205	508,537	1,720,059	1,472,213
Furniture and equipment expense	588,564	594,550	1,751,808	1,616,891
Other noninterest expense	1,563,195	1,438,029	4,629,466	4,452,752
Total other expenses	7,471,468	6,999,899	22,150,200	20,937,459

Income before income tax expense	4,381,423	5,441,561	13,967,989	16,293,147
Income tax expense	1,523,496	1,908,063	4,823,256	5,856,188

Net income	$2,857,927	$3,533,498	$9,144,733	$10,436,959

Earnings per common share
Basic	$0.30	$0.37	$0.96	$1.10
Diluted	$0.30	$0.36	$0.95	$1.07

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$2,857,927	$3,533,498	$9,144,733	$10,436,959
Other comprehensive income:
Unrealized gain on cash flow hedge during the period, net of tax of $218,386 and $127,492 for the quarter and $125,844 and $124,237 for the year to date	405,574	244,677	217,320	238,631
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax (benefit) of $1,033,875 and $1,245,745 for the quarter and $55,545 and ($94,190) for the year to date	1,920,056	2,313,524	103,158	(174,922)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax (benefit) of $17,211 and ($97,217) for the quarter and $64,403 and ($247,837) for the year to date	(31,963)	180,545	(119,606)	460,268
	2,293,667	2,738,746	200,872	523,977

Comprehensive income	$5,151,594	$6,272,244	$9,345,605	$10,960,936

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2005	9,469,017	$1,217,065	$28,126,032	$58,872,179	$(1,214,493)	$87,000,783
Net income	-	-	-	13,735,217	-	13,735,217
Other comprehensive income	-	-	-	-	252,132	252,132
Cash dividends declared,
$0.54 per share	-	-	-	(5,131,218)	-	(5,131,218)
Stock acquired and cancelled under stock repurchase plan	(124,559)	-	(2,503,298)	-	-	(2,503,298)
Stock-based compensation	-	-	290,245	-	-	290,245
Stock options exercised	160,511	-	1,671,873	-	-	1,671,873
Balance, December 31, 2006	9,504,969	1,217,065	27,584,852	67,476,178	(962,361)	95,315,734
Net income	-	-	-	9,144,733	-	9,144,733
Other comprehensive income	-	-	-	-	200,872	200,872
Cash dividends declared,
$0.435 per share	-	-	-	(4,101,672)	-	(4,101,672)
Stock acquired and cancelled
under stock repurchase plan	(266,392)	-	(4,654,611)	-	-	(4,654,611)
Stock-based compensation	-	-	333,641	-	-	333,641
Stock options exercised	52,638	-	594,784	-	-	594,784
Balance, September 30, 2007	9,291,215	$1,217,065	$23,858,666	$72,519,239	$(761,489)	$96,833,481

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,144,733	$10,436,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,299,923	1,330,214
Provision for loan losses	600,000	-
Net realized (gain) loss on securities transactions	(184,009)	708,105
Gain on disposal of assets	(20,550)	(29,991)
Stock-based compensation expense	333,641	225,126
Increase in cash value of bank-owned life insurance	(303,522)	(294,953)
Increase (decrease) in deferred compensation accrual	(235,777)	116,615
Decrease in retirement accruals	(159,799)	(172,876)
Net change in taxes receivable and taxes payable	(603,892)	(125,517)
(Increase) decrease in interest receivable	417,515	(932,456)
Increase in interest payable	183,047	526,936
Net increase in prepaid expenses and other assets	(155,142)	(609,897)
Net increase (decrease) in accrued expenses and other liabilities	(543,570)	43,870
Net cash provided by operating activities	9,772,598	11,222,135

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(64,128)	2,349,310
Decrease in federal funds sold	7,854,722	5,812,590
Purchase of debt securities	(27,422,030)	(52,053,443)
Proceeds from sales and calls of debt securities	14,443,245	18,142,477
Proceeds from maturities and paydowns of debt securities	9,383,771	8,047,330
Purchase of equity investments	(59,892)	(670,630)
Redemption of equity investments	753,035	338,600
Net increase in loans	(88,079,363)	(61,214,405)
Purchase of premises and equipment	(938,660)	(3,105,429)
Proceeds from disposal of assets	1,524,370	6,382,771
Net cash used in investing activities	(82,604,930)	(75,970,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	71,308,608	68,019,981
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	6,015,076	(286,303)
Advances from the Federal Home Loan Bank	47,500,000	45,000,000
Payments on Federal Home Loan Bank advances	(51,251,292)	(44,704,718)
Dividends paid	(4,085,142)	(3,655,023)
Proceeds from the exercise of stock options	594,784	1,546,804
Acquisition of stock under stock repurchase plans	(4,654,611)	(2,493,171)
Purchase of cash flow hedge derivative instrument	-	(451,250)
Net cash provided by financing activities	65,427,423	62,976,320

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
	Nine Months Ended September 30,
	2007	2006

Net decrease in cash and due from banks	$(7,404,909)	$(1,772,374)

Cash and due from banks at beginning of period	26,712,252	21,196,183

Cash and due from banks at end of period	$19,307,343	$19,423,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$31,070,433	$23,370,849
Taxes	$4,503,001	$5,981,705

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$(25,306)	$438,993
Increase in unrealized gain on cash flow hedge	$343,164	$363,118
Transfer of loans to foreclosed assets	$4,192,307	$7,122,857

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	NATURE OF BUSINESS

PAB Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the “Bank”).  Founded in 1956 in Valdosta, Lowndes County, Georgia, the Bank is a state-chartered, member bank of the Federal Reserve System.  Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

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

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The components used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2007 and 2006 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$2,857,927	$3,533,498	$9,144,733	$10,436,959

Weighted average common shares outstanding	9,410,321	9,500,742	9,474,568	9,498,962

Earnings per common share	$0.30	$0.37	$0.96	$1.10

Diluted earnings per share:
Net income	$2,857,927	$3,533,498	$9,144,733	$10,436,959

Weighted average common shares outstanding	9,410,321	9,500,742	9,474,568	9,498,962
Effect of dilutive stock options	131,601	183,709	156,607	208,824

Weighted average diluted common shares outstanding	9,541,922	9,684,451	9,631,175	9,707,786

Earnings per common share	$0.30	$0.36	$0.95	$1.07

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  The premium paid for this contract was $451,250.  The contract is classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”).  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.  At September 30, 2007, the Company reported a $217,000 gain, net of a $126,000 tax effect, in other comprehensive income related to cash flow hedges.  Included in this tax effect is $5,700 from a prior period deferred tax adjustment.  For the three and nine month periods ended September 30, 2007, the Company recorded $9,000 of interest income on this derivative instrument.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense.  For the three and nine month periods ended September 30, 2007, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges.  A summary of the Company’s derivative financial instruments at September 30, 2007 is shown in the following table:

	Notional amount	Floor rate	Maturity in months	Estimated fair value at September 30, 2007	Net unrealized gains (losses)
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime-based floating rate loans	$50,000,000	8.25%	21	$903,000	$533,000

Total Derivative Instruments	$50,000,000	8.25%	21	$903,000	$533,000

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At September 30, 2007, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At September 30, 2007, there were 75,400 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.  On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments.  This amendment was subsequently approved at the Company’s annual meeting of shareholders on May 23, 2006.  At September 30, 2007, there were 691,866 shares available for grant and there were 559,948 options outstanding that were granted under the 1999 Stock Option Plan.

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

At September 30, 2007, there was approximately $843,000 of unrecognized compensation cost related to stock-based payments that is expected to be recognized over a weighted-average period of 3.45 years.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 11, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on asset quality, credit losses, loan and deposit growth, interest rates, economic conditions, the effects of our de novo branch expansion, and the anticipated repricing of our deposits and other liabilities, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “anticipate”, “believe”, “intend”, “plan”,  “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may hinder our ability to attract and retain core deposits; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values; (4) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (6) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (7) adverse changes may occur in the bond and equity markets that may impair our ability to liquidate our assets or obtain financing; (8) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (9) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (10) economic, environmental, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (11) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our operating subsidiary, The Park Avenue Bank, is a $1.2 billion community bank with 20 branches and three loan production offices in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to commercial and individual customers in our markets.  Competition, regulation, credit risk, liquidity risk and interest rate risk are the primary factors that we must manage in order to be successful.

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

Over the next five years, we plan to expand our presence in the Atlanta MSA and other North Georgia markets and to build a  franchise in the Jacksonville, Florida MSA.  Thus far in 2007, we have opened a full-service branch in Snellville (Gwinnett County), Georgia and a loan production office in Cumming (Forsyth County), Georgia.  Both of these locations extend our presence to the northeast quadrant of the Atlanta MSA from Henry County in the southeast quadrant of the Atlanta MSA.  We intend to continue to add experienced bankers and grow our market share in and around the Atlanta and Jacksonville MSAs.

The table below provides summary demographic data on each of our markets.

Market/	Total	Population	Projected Population	Median 2007 Household	Household Income	Projected Household Income
County	Population[1]	Change (%)[2]	Change (%)[3]	Income ($)[1]	Change (%)[2]	Change[3]

Selected Georgia Counties:
South Georgia:
Appling	17,928	2.92	2.32	36,004	19.00	13.37
Bulloch	65,115	16.31	10.35	36,690	24.74	16.22
Cook	16,824	6.68	4.43	32,716	19.72	13.35
Decatur	29,981	6.17	3.97	35,199	22.60	14.83
Grady	24,999	5.66	2.84	34,565	20.19	13.23
Jeff Davis	13,042	2.82	1.79	32,307	19.91	13.21
Lowndes	102,189	10.94	7.54	40,606	24.48	15.44
North Georgia:
Forsyth	158,051	60.61	36.71	90,724	33.41	22.04
Gwinnett	800,680	36.07	20.47	79,730	31.74	21.40
Hall	176,932	27.04	15.50	56,358	25.49	16.44
Henry	196,080	64.30	33.63	72,290	26.15	15.25
Oconee	33,600	28.12	17.22	67,533	23.43	16.79
State of Georgia	9,654,958	17.94	11.69	55,102	29.09	19.57

Selected Florida Counties:
Duval	897,561	15.24	10.64	50,508	23.99	17.89
Marion	328,656	26.94	18.57	39,452	23.18	15.17
St. Johns	178,025	44.58	26.01	63,436	26.61	18.69
State of Florida	18,893,813	18.22	12.80	48,591	25.10	17.12

National Total	306,348,230	8.86	6.26	53,154	26.06	17.59

[1] Based on actual 2007 market demographics provided by SNL Financial.
[2] Based on actual changes from 2000 to 2007 provided by SNL Financial.
[3] Estimated changes from 2007 to 2012 provided by SNL Financial.

FINANCIAL CONDITION

During the nine months ended September 30, 2007, our total assets increased $74.9 million, or 6.7%, to $1.2 billion, due primarily to an increase in total deposits of $71.3 million, or 7.9%, to $979.8 million.  Time deposits increased $47.9 million, or 10.0%; interest-bearing demand deposits increased $33.3 million, or 10.1%; while non-interest bearing demand deposits decreased $9.9 million, or 9.8%, on period-end withdrawals and transfers into other interest-bearing accounts from several of our larger commercial customers.  Over the past year, we have increased our efforts to promote retail banking and commercial banking deposit products and services.  The introduction of a remote deposit product for commercial accounts late in 2006 has been well received in our markets.  Core deposit accounts are an important aspect in our long-term strategic plan, and we have begun an incentive program for our retail branch personnel and our commercial lenders to grow deposits, especially noninterest-bearing deposits.

Our loan portfolio increased $83.8 million, or 10.2%, to $904.1 million at September 30, 2007 from $820.3 million at December 31, 2006.  We funded the majority of this loan growth with the $71.3 million increase in deposits and by reducing our balances in federal funds sold by $7.9 million.  Our loan growth can be attributed to our presence in some of the fastest growing markets in the Southeastern United States and strong production from our seasoned bankers.  However, there has been a reduction in residential construction activity in certain sections of the Atlanta and Jacksonville markets.  We expect that this reduction will negatively affect our growth over the next year.  Our total loans decreased $1.1 million in the third quarter of 2007 due to our response to market conditions.

Approximately 22% of our loan portfolio is in residential construction and development lending and an additional 18% of our loan portfolio is in mortgages on residential real estate in our markets.  We understand the risks involved in lending on residential real estate, and we have underwriting criteria and internal controls to manage our risks.  However, we are not immune to credit risk and we expect to incur some losses as a result of this real estate slowdown.  We are proactive in recognizing our problems, and we intend to minimize our losses whenever possible as these problems arise.  Additional information on our asset quality is included under the heading “Provision for Loan Losses” in our “RESULTS OF OPERATIONS” discussion below.

The following table summarizes our loan and deposit portfolios classified by type and market as of September 30, 2007.

	South	North
As of September 30, 2007	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$34,697	$42,769	$1,051	$39	$78,556
Agricultural (including loans secured by farmland)	34,597	4,743	3,268	-	42,608
Real estate – construction	73,119	219,109	46,346	445	339,019
Real estate - commercial	88,313	141,969	22,852	4,707	257,841
Real estate - residential	126,756	26,560	8,681	2,970	164,967
Installment loans to individuals and other loans	14,840	5,030	73	1,748	21,691
	372,322	440,180	82,271	9,909	904,682
Deferred loan fees and unearned interest, net	278	(501)	(388)	11	(600)
Total loans	$372,600	$439,679	$81,883	$9,920	$904,082
Percentage of total	41.2%	48.5%	9.1%	1.2%	100.0%

Deposits
Noninterest-bearing demand	$64,384	$15,269	$5,407	$5,993	$91,053
Interest-bearing demand and savings	274,021	51,515	36,088	455	362,079
Time less than $100,000	166,805	52,401	95,632	694	315,532
Time greater than or equal to $100,000	86,618	42,495	43,216	200	172,529
Brokered	-	-	-	38,599	38,599
Total deposits	$591,828	$161,680	$180,343	$45,941	$979,792
Percentage of total	60.4%	16.5%	18.4%	4.7%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $82.3 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Sep-07	Jun-07	Mar-07	Dec-06	Sep-06
	(Dollars in Thousands)
Commercial and financial	$78,556	$78,048	$69,347	$66,376	$60,413
Agricultural (including loans secured by farmland)	42,608	46,973	38,102	43,302	44,716
Real estate - construction	339,019	328,347	323,837	295,246	297,026
Real estate – commercial	257,841	270,978	252,654	255,462	253,586
Real estate – residential	164,967	161,404	153,025	142,501	133,983
Installment loans to individuals and other loans	21,691	20,246	17,958	18,414	18,211
	904,682	905,996	854,923	821,301	807,935
Deferred loan fees and unearned interest, net	(600)	(839)	(847)	(997)	(1,299)
	904,082	905,157	854,076	820,304	806,636
Allowance for loan losses	(11,497)	(11,342)	(11,085)	(11,006)	(10,686)
	$892,585	$893,815	$842,991	$809,298	$795,950

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Sep-07	Jun-07	Mar-07	Dec-06	Sep-06
Commercial and financial	8.69%	8.62%	8.12%	8.09%	7.49%
Agricultural (including loans secured by farmland)	4.71%	5.19%	4.46%	5.28%	5.54%
Real estate - construction	37.50%	36.27%	37.92%	35.99%	36.82%
Real estate - commercial	28.52%	29.94%	29.58%	31.14%	31.44%
Real estate - residential	18.25%	17.83%	17.92%	17.37%	16.61%
Installment loans to individuals and other loans	2.40%	2.24%	2.10%	2.25%	2.26%
	100.07%	100.09%	100.10%	100.12%	100.16%
Deferred loan fees and unearned
interest, net	-0.07%	-0.09%	-0.10%	-0.12%	-0.16%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-1.27%	-1.25%	-1.30%	-1.34%	-1.32%
Net loans	98.73%	98.75%	98.70%	98.66%	98.68%

With a total of 66.0% of our loan portfolio concentrated in construction and development and commercial real estate loans, we carefully monitor and evaluate trends in our residential real estate markets and periodically adjust our strategies and underwriting requirements to manage the risks associated with these types of loans.   The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence.

For the Quarter Ended	Sep-07	Sep-06	Sep-05	Sep-04
	(# of Months Supply)
Housing Inventory:
Henry County	10.8	8.8	8.2	8.0
Clayton County	11.7	11.5	5.9	7.4
Newton County	9.8	9.1	7.6	8.2
South Fulton County	8.0	8.2	8.5	10.1

Vacant Developed Lots Inventory:
Henry County	60.0	26.0	25.0	22.0
Clayton County	39.0	25.0	20.0	12.0
Newton County	45.0	21.0	25.0	20.0
South Fulton County	43.0	22.0	22.0	19.0

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios as of September 30, 2007.

	Construction and Development	% of Total		Commercial Real Estate	% of Total
	(Dollars in Thousands)
Acquisition and Development:			Owner-occupied:
1-4 family residential	$132,263	39.01%	Office	$33,993	13.18%
Commercial and multi-family	95,447	28.15%	Retail	21,907	8.50%
Construction:			Other	33,240	12.89%
1-4 family residential spec	41,916	12.37%	Not owner-occupied:
1-4 family residential pre-sold	1,681	0.50%	Office	29,626	11.49%
1-4 family residential other	21,160	6.24%	Retail	36,136	14.01%
Commercial owner-occupied	6,512	1.92%	Other	27,070	10.50%
Commercial not owner-occupied	16,942	5.00%	Other:
Hotel/motel	12,552	3.70%	Hotel/motel	12,624	4.90%
Multi-family properties	8,810	2.60%	Industrial	2,679	1.04%
Special purpose property	1,353	0.40%	Multi-family properties	17,261	6.69%
Other	383	0.11%	Special purpose property	43,305	16.80%
Total Construction and Development	$339,019	100.00%	Total Commercial Real Estate	$257,841	100.00%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Sep-07	Jun-07	Mar-07	Dec-06	Sep-06
	(Dollars In Thousands)
Noninterest-bearing demand	$91,053	$98,862	$107,917	$100,911	$100,703
Interest-bearing demand and savings	362,079	349,720	371,484	328,828	316,385
Time less than $100,000	315,532	300,856	287,982	279,936	273,697
Time greater than or equal to $100,000	172,529	163,973	158,464	161,054	151,075
Brokered	38,599	32,436	28,569	37,754	41,841
Total deposits	$979,792	$945,847	$954,416	$908,483	$883,701

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Sep-07	Jun-07	Mar-07	Dec-06	Sep-06
Noninterest-bearing demand	9.29%	10.45%	11.31%	11.11%	11.40%
Interest-bearing demand and savings	36.96%	36.98%	38.92%	36.19%	35.80%
Time less than $100,000	32.20%	31.78%	30.18%	30.81%	30.97%
Time greater than or equal to $100,000	17.61%	17.36%	16.60%	17.73%	17.10%
Brokered	3.94%	3.43%	2.99%	4.16%	4.73%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

Stockholders’ equity represented 8.1% of total assets at quarter end, a decrease compared to 8.5% at December 31, 2006.  Total stockholders’ equity has increased $1.5 million, or 1.6%, since December 31, 2006.  This increase is primarily the net result of  $9.1 million in earnings, less $4.1 million in dividends and $4.7 million in stock repurchased and cancelled through our stock buyback program.  For the first three quarters of 2007, we paid $0.435 per common share in dividends, compared to $0.40 paid in the first three quarters of 2006.  Our dividend payout ratios for the third quarter and the first nine months of 2007 were 47.1% and 44.9%, respectively, compared to 37.6% and 36.4% for the third quarter and the first nine months of 2006.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2007 was $2.9 million, or $0.30 per diluted share, as compared to $3.5 million, or $0.36 per diluted share, during the same period in 2006.  The $676,000, or 19.1%, decrease in net income is the net result of a $456,000 decrease in net interest income (or $430,000 on a taxable-equivalent basis), a $400,000 increase in the provision for loan losses and a $472,000 increase in other expenses, offset by a $267,000 increase in other income and a $385,000 decrease in income tax expense.  The impact on our quarterly earnings from our three de novo branches and the loan production office opened between October 2006 and February 2007 was approximately $385,000, or approximately $0.04 per diluted share.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended September 30, 2007 were 0.96% and 11.63%, respectively, compared to a 1.31% ROA and a 15.27% ROE for the same period in 2006.

Net income for the nine months ended September 30, 2007 was $9.1 million, or $0.95 per diluted share, as compared to $10.4 million, or $1.07 per diluted share, during the same period in 2006.  The $1.3 million, or 12.4%, decrease in net income is the net result of a $1.0 million decrease in net interest income (or $886,000 on a taxable-equivalent basis), a $600,000 increase in the provision for loan losses and a $1.2 million increase in other expenses, offset by a $507,000 increase in other income and a $1.0 million decrease in income tax expense.  The impact on our year to date earnings from our three de novo branches and the loan production office opened between October 2006 and February 2007 was approximately $1.1 million, or approximately $0.12 per diluted share.  Our ROA and ROE for the nine months ended September 30, 2007 were 1.06% and 12.49%, respectively, compared to a 1.32% ROA and a 15.43% ROE for the same period in 2006.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended September 30, 2007, our net interest income on a taxable-equivalent basis was $10.9 million, a 3.8% decrease from the $11.4 million in net interest income for the third quarter of 2006.  The decrease in net interest income is due to a 24.1% increase in interest expense offset in part by a 8.4% increase in interest income.  During the third quarter of 2007, our average earning assets were 10.9% higher compared to the same period in 2006.  The average balances of our interest-bearing liabilities increased by 12.6% to fund the asset growth.  The average yield on our earning assets decreased 18 basis points from 8.00% for the third quarter of 2006, to 7.82% for the third quarter of 2007.  However, the average rates paid for our funds increased 41 basis points from 4.06% for the third quarter of 2006, to 4.48% for the third quarter of 2007.

Our net interest spread, or the difference between our average yield on earning assets and the average rate paid on our interest-bearing liabilities, declined by 59 basis points from 3.94% in the third quarter of 2006, to 3.34% for the same period in 2007.  Although market conditions had an impact, the decline on our net interest spread is primarily the result of a conscious effort on our part to compete and grow market share in our de novo markets and to more actively manage our interest rate risk.  Our plan has been to leverage our strong capital position through growth in our de novo markets.  However, a slowdown in the real estate markets has tempered that growth thus far in 2007.  To reduce our sensitivity to changes in interest rates and in anticipation of a decline in short term interest rates and a return to a more positively-sloped interest rate curve, we lengthened the duration on our loans and investments and shortened the duration of our liabilities.  Refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk” in this report for further discussion regarding our management of interest rate risk.

For the nine months ended September 30, 2007, our net interest income on a taxable-equivalent basis was $32.9 million, a 2.6% decrease from the $33.8 million in net interest income for the same period in 2006.  The decrease in net interest income is due primarily to the same factors described above for the quarterly results.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the third quarter of 2007 was 3.89%, 59 basis points lower than the 4.48% recorded for the third quarter of 2006.  The reduction in short-term interest rates during the third quarter caused our earning assets to re-price downwards, while our interest-bearing liabilities continued to re-price upwards.   Improvement of our net interest margin for the remainder of 2007 is not expected considering the interest rate environment and narrowing spreads on our earning assets.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and nine months ended September 30, 2007 and 2006.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended September 30,		2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$905,931	$19,243	8.43%	$805,732	$17,717	8.72%
Investment securities:
Taxable	159,089	2,052	5.12%	155,807	1,949	4.96%
Nontaxable	31,503	476	5.99%	27,050	402	5.90%
Other short-term investments	21,329	261	4.86%	19,327	246	5.06%
Total interest-earning assets	$1,117,852	$22,032	7.82%	$1,007,916	$20,314	8.00%
Interest-bearing liabilities:
Demand deposits	$317,651	$2,983	3.73%	$271,228	$2,281	3.34%
Savings deposits	37,494	146	1.55%	38,701	143	1.47%
Time deposits	516,895	6,627	5.09%	454,902	5,125	4.47%
FHLB advances	87,333	1,005	4.57%	90,423	1,074	4.71%
Notes payable	10,310	184	7.09%	10,310	240	9.25%
Other short-term borrowings	12,826	139	4.31%	7,240	73	3.99%
Total interest-bearing liabilities	$982,509	$11,084	4.48%	$872,804	$8,936	4.06%

Interest rate spread			3.34%			3.94%
Net interest income		$10,948			$11,378
Net interest margin			3.89%			4.48%

For the Nine Months Ended September 30,		2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$872,591	$55,640	8.53%	$785,148	$49,941	8.50%
Investment securities:
Taxable	159,758	6,150	5.15%	153,208	5,621	4.91%
Nontaxable	30,410	1,371	6.03%	22,481	989	5.88%
Other short-term investments	25,096	981	5.23%	31,882	1,122	4.71%
Total interest-earning assets	$1,087,855	$64,142	7.88%	$992,719	$57,673	7.77%
Interest-bearing liabilities:
Demand deposits	$308,984	$8,393	3.63%	$264,187	$5,912	2.99%
Savings deposits	37,689	444	1.57%	39,991	384	1.29%
Time deposits	491,710	18,399	5.00%	444,502	13,998	4.21%
FHLB advances	89,309	3,094	4.63%	90,062	2,767	4.11%
Notes payable	10,310	546	7.08%	10,310	686	8.90%
Other short-term borrowings	11,727	377	4.30%	6,445	151	3.12%
Total interest-bearing liabilities	$949,729	$31,253	4.40%	$855,497	$23,898	3.74%

Interest rate spread			3.48%			4.03%
Net interest income		$32,889			$33,775
Net interest margin			4.04%			4.55%

Provision for Loan Losses

During the third quarter of 2007, we provided $400,000 to our allowance for loan losses due to an increase in nonperforming loans and concerns over real estate market conditions.  Additional provisions for loan losses in the fourth quarter of 2007 may be warranted if, among other factors, further weakness in real estate is observed in our markets or if our asset quality deteriorates from current levels.

For the year to date, we have charged-off $426,000 in bad debts and recovered $317,000 in previously charged-off loans.  The $109,000 in net charge-offs for the year to date results in an annualized 0.02% ratio of net charge-offs to average loans.  In 2006, we had a net charge-off ratio of 0.01%.  Including the 2007 annualized results, we have a five-year average net charge-off ratio of 0.09%.  Given the noted slowdown in real estate activity in our markets and an expected increase in nonperforming assets over the next few quarters, we expect our net charge-offs over the next year to increase to a level that more closely resembles our five-year average net charge-off ratio.

Our nonperforming loans increased by 9 basis points to 0.58% of total loans at September 30, 2007 from 0.49% of total loans at December 31, 2006, due primarily to the delinquency of four relationships totaling $4.3 million in construction and development loans in our Atlanta and Athens, Georgia markets.  During the first week of October 2007, we foreclosed on $1.6 million of these loans.  The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Sep-07	Jun-07	Mar-07	Dec-06	Sep-06
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$5,185	$1,986	$4,192	$4,013	$1,928
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	34	27	69	34	40
Total nonperforming loans	$5,219	$2,013	$4,261	$4,047	$1,968
Total nonperforming loans as a percentage of total loans	0.58%	0.22%	0.50%	0.49%	0.24%

Total loans past due 30-89 days and not categorized as a nonperforming loan amounted to $3.8 million, or 0.42% of total loans at September 30, 2007, a 46 basis point decrease compared to a 0.88% ratio at June 30, 2007.  The decrease in this category is due primarily to the transition of most of those loans into nonaccrual status or other real estate through workout situations.

At September 30, 2007, the allowance for loan losses as a percentage of total loans was 1.27%, compared to 1.34% at December 31, 2006.   The decrease in this ratio is due to the increase in outstanding loans of $83.8 million and the $109,000 recorded in net charge-offs, offset by a $600,000 provision for loan losses in the first nine months of 2007.

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

Other Income
A summary of noninterest income follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Pct. Chg.	2007	2006	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$917	$983	-6.7%	$2,658	$2,923	-9.1%
Mortgage origination fees	90	111	-18.9%	262	388	-32.5%
ATM/debit card fee income	161	141	14.2%	475	421	12.8%
Securities transactions, net	49	(278)	117.6%	184	(708)	126.0%
Earnings on bank-owned life insurance	103	105	-1.9%	304	295	3.1%
Gain (loss) on disposal of assets	28	17	64.7%	21	27	-22.2%
Other noninterest income	123	125	-1.6%	405	456	-11.2%
Total noninterest income	$1,471	$1,204	22.2%	$4,309	$3,802	13.3%

Noninterest income (annualized) as a percentage of average assets	0.49%	0.45%		0.50%	0.48%

We have continued to see a decline in our service charges on deposit accounts due to competitive pricing and the continuing promotion of a free checking product with no monthly service fees.  Mortgage origination fees decreased as refinancing activity has slowed and due to unexpected turnover in mortgage originators.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  We have also placed five additional ATMs in service over the past year.  However, we have begun to offer a no-fee ATM deposit product in select markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first quarter of 2006, we sold $12.0 million in lower-yielding, cash flow bonds and replaced them with higher-yielding, call protected bonds to protect us in a declining interest rate environment.  During the third quarter of 2006, we sold a $5.0 million 4% Agency bond and replaced it with a 6% Agency bond.  We incurred a net loss of $707,000 on these securities transactions that we expect to recover in the form of an increase in interest income over the next few years.  This is compared to a $184,000 gain on the sale of securities recorded in the first nine months of 2007.  Excluding the net gain/loss on securities transactions, total noninterest income would have decreased $385,000, or 8.5%, for the first nine months of 2007 compared to the same period in 2006.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Pct. Chg.	2007	2006	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$4,057	$3,831	5.9%	$12,322	$11,471	7.4%
Deferred loan cost	(508)	(445)	14.2%	(1,513)	(1,323)	14.4%
Employee benefits	1,150	1,073	7.2%	3,240	3,248	-0.2%
Net occupancy expense of premises	621	509	22.0%	1,720	1,472	16.8%
Furniture and equipment expense	588	595	-1.2%	1,752	1,617	8.3%
Advertising and business development	145	117	23.9%	471	419	12.4%
Supplies and printing	101	111	-9.0%	354	378	-6.3%
Telephone and internet charges	160	117	36.8%	455	337	35.0%
Postage and courier	158	150	5.3%	462	427	8.2%
Legal and accounting fees	149	101	47.5%	390	321	21.5%
Director fees and expenses	78	93	-16.1%	288	327	-11.9%
Service charges and fees	152	125	21.6%	432	374	15.5%
Other noninterest expense	620	623	-0.5%	1,777	1,869	-4.9%
Total noninterest expense	$7,471	$7,000	6.7%	$22,150	$20,937	5.8%
Noninterest expense (annualized) as a percentage of average assets	2.50%	2.59%		2.56%	2.66%

Salaries and wages expense and employee benefits were up for the first nine months of 2007 due to annual raises and a 6% increase in the number of full-time equivalents from 309 in September of 2006 to 328 in September of 2007.  We have staffed and opened two full service branches and a loan production office between September 30, 2006 and September 30, 2007.  We also converted our Athens, Georgia loan production office to a full service branch in October 2006.  Deferred loan cost, which is a credit against salaries and wages, increased due to an increase in standard costs and an increase in loan volume.

The additional facilities (three full service branches and one loan production office) are the primary cause for the increase in occupancy expense, furniture and equipment expense and telephone charges between September 30, 2006 and September 30, 2007.  Service charges and fees increased due to increased ATM network fees paid during the quarter.  We also have five additional ATMs in service during the first nine months of 2007, compared to the first nine months of 2006.

Advertising and business development expense increased for the first nine months of 2007 due to our focus on marketing and growing our franchise.  Legal fees increased 21.5% for the first nine months of 2007, compared to 2006, due to increased foreclosure activity on nonperforming loans.  Director fees and expenses have decreased in the first nine months of 2007, compared to 2006, as we have one less director and have had fewer committee meetings during 2007, and we also incurred expenses for an off-site director strategic planning session in March 2006.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 34.8% and 35.1% for the three-month periods ended September 30, 2007 and 2006, respectively.  For the nine-month periods ended September 30, 2007 and 2006, income tax expense as a percentage of net income before taxes was 34.5% and 35.9%, respectively.  Since the first quarter of 2006, we invested in additional affordable housing projects to receive State of Georgia low income housing tax credits that helped to reduce our state income tax expense.

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

At September 30, 2007, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 20.2%, compared to 22.6% at December 31, 2006.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first nine months of 2007, we funded the $83.8 million growth in loans, the $3.6 million increase in investments and the $9.9 million decrease in noninterest-bearing demand deposits by utilizing the $81.2 million increase in interest-bearing demand, savings and time deposits, increasing securities sold under repurchase agreements by $6.0 million and decreasing our federal funds sold by $7.9 million.

Contractual Obligations
Summarized below are our contractual obligations as of September 30, 2007.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$86,439	$7,587	$20,206	$35,635	$23,011
Operating Lease Obligations	1,685	375	521	358	431
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$98,434	$7,962	$20,727	$35,993	$33,752

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2007 and December 31, 2006 are as follows:

	Sep-07	Dec-06
Commitments to extend credit	$152,721,000	$154,450,000
Standby letters of credit	$4,575,000	$7,316,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have strong credit ratings and are approved by our Board.  Due to these factors, we believe our off balance sheet credit risk exposure at September 30, 2007 was not material.

Stockholders’ Equity
The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At September 30, 2007, the Company and the Bank were in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2007.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	11.4%	11.2%	8.0%
Tier 1 Capital to Risk Weighted Assets	10.2%	10.0%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.6%	8.4%	4.0%

On May 22, 2007, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period.  The Company plans to use cash on hand and dividends from the Bank to repurchase its shares on the open market and through private transactions.  During the third quarter of 2007, the Company repurchased 209,450 shares, at a total cost of $3,561,000.  Although the Company may not repurchase all 300,000 shares within the allotted time period, the program will allow the Company to repurchase its shares as opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management.  At September 30, 2007, there were 90,350 shares available to be repurchased under the plan.  The expiration date for the plan is May 22, 2008.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended September 30, 2007.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At September 30, 2007, our one-year management-adjusted gap ratio of 0.85 was within our policy guidelines.  Although we are now showing a liability-sensitive balance sheet gap position in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.13 at September 30, 2007.

At December 31, 2005, our balance sheet gap position in the one-year time horizon was outside of policy limits at 1.37.  Furthermore, our three-month gap position was 2.24 at the end of 2005.  In early 2006, we began to reduce the level of asset-sensitivity on the Company’s balance sheet in anticipation of an eventual downturn in interest rates.  We accomplished this by consciously lengthening the duration of our earning assets and shortening the duration of our deposits and other borrowings.  In June 2006, we entered into a $50 million 3-year 8.25% Prime rate floor contract in an additional effort to hedge our interest rate risk in a declining interest rate environment.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$584,550	$612,827	$682,942
Rate Sensitive Liabilities (RSL)	515,379	636,126	806,310
RSA minus RSL (Gap)	$69,171	$(23,299)	$(123,368)

Gap Ratio (RSA/RSL)	1.13	0.96	0.85

Management-Adjusted
Rate Sensitive Assets (RSA)	$591,656	$625,506	$706,040
Rate Sensitive Liabilities (RSL)	522,734	650,199	832,127
RSA minus RSL (Gap)	$68,922	$(24,693)	$(126,087)

Gap Ratio (RSA/RSL)	1.13	0.96	0.85

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates has on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust our interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 10% using this analysis.  As of September 30, 2007, the simulation model projected net interest income would increase 4.5% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 5.2% over the next year if market rates immediately fell by 200 basis points.  These projections are a significant change from the 13.5% increase projected at December 31, 2005 if market rates increased by 200 basis points and the 15.4% decrease projected at December 31, 2005 if market rates fell by 200 basis points.  The lower volatility in our results is due primarily to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our A/L modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	5.78%	6.91%
+200 bps	4.71%	4.51%
+100 bps	2.31%	2.20%
-100 bps	-2.02%	-2.29%
-200 bps	-3.71%	-5.15%
-300 bps	-4.70%	-10.20%

ITEM 4.	CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.  There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
July	5,836	$18.47	5,836	293,964
August	94,800	17.59	94,800	199,164
September	108,814	16.42	108,814	90,350
Total	209,450	$17.00	209,450	90,350

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

PAB BANKSHARES, INC.
Registrant

Date:	November 9, 2007	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	November 9, 2007	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)