Form 10-K
period 2007-12-31
PAB BANKSHARES INC
filed 2008-03-17
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. Or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates on June 29, 2007 was approximately $139.0 million (based on shares held by non-affiliates at $19.00 per share, the closing stock price on the NASDAQ Stock Market on June 29, 2007).

As of February 29, 2008 (the latest practicable date), the registrant had 9,162,392 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 20, 2008 are incorporated by reference in answer to Part III of this Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, economic conditions, real estate markets and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us”, or “our” refer to PAB Bankshares, Inc.  When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduction in demand for credit; (4) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond and equity markets; (9) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (10) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (11) economic, governmental or other factors may prevent the projected population and commercial growth in the markets in which we operate; and (12) the risk factors discussed from time to time in the Company’s Periodic Reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, this Annual Report on Form 10-K.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.	BUSINESS

General

PAB Bankshares, Inc. is a bank holding company headquartered in Valdosta, Lowndes County, Georgia.  PAB was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank (the “Bank”).  Since our incorporation in 1982, we have acquired five other Georgia financial institutions and one Florida financial institution, and subsequently merged those institutions into the Bank.  The Bank was founded in Valdosta in 1956, and it became a state-chartered commercial bank in 1971.  In 2001, the Bank became a state member bank of the Federal Reserve System.  Currently, the Bank operates 13 branches located in seven counties in South Georgia; five branches and two loan production offices located in five counties in North Georgia; and two branches and one loan production office located in three counties in Florida.  Additional information on each of the markets that we serve is provided below under the caption “Markets and Competition”.

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

Markets and Competition
The financial services industry is highly competitive.  In our markets, we face competitive pressures from both larger regional banks and smaller community banks and thrifts in attracting and retaining commercial and consumer accounts.  The competitive environment is amplified in some of our smaller markets as there are more financial service providers competing for fewer customers.  The principal factors in competing for such accounts include interest rates, fee structures, the range of products and services offered, convenience of office and ATM locations, and flexible office hours.  Other competition for such accounts comes from credit unions, internet banks, retail brokerage firms, mortgage companies, insurance companies and consumer finance offices.  Other investment alternatives such as stocks and mutual funds made readily accessible by the internet have also had an effect on our ability to grow deposits in our markets.

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

South Georgia
The Bank has a proud tradition of community banking in South Georgia spanning decades, and we have developed a large market share in many of these communities.  As previously mentioned, we have been in Valdosta since 1956, but our roots run deeper in some of the financial institutions we acquired in other South Georgia communities.  We have been in Adel (Cook County) since 1948, and we have been in both Bainbridge (Decatur County) and Baxley (Appling County) since 1934.  We are also located in Statesboro (Bulloch County), Hazlehurst (Jeff Davis County) and Cairo (Grady County).  Collectively, we refer to these seven communities as our “South Georgia” market in this Report.  In 2001, we began consolidating the separate charters of our banks into one charter, The Park Avenue Bank.  The charter consolidation was completed in April 2002, and all of our banking offices now operate under the “PAB” logo.  Overall, we have the sixth largest market share1 with 2.57% of the total deposits in the state’s southern tier2.  Our branch network in South Georgia has allowed us to deliver retail banking services in these communities more effectively.  Therefore, our primary focus in South Georgia is on providing traditional community banking products and services to consumers, businesses, and municipalities.  The timber and farming industries and agricultural-related businesses are vital to the local economies in each of our South Georgia markets.

Valdosta and Adel are located off Interstate 75 in the middle of South Georgia.  Valdosta is the county seat of Lowndes County and is 18 miles north of the Florida state line.  The Valdosta Metropolitan Statistical Area (“MSA”) is comprised of Lowndes, Brooks, Berrien, and Echols Counties.  Adel is in Cook County and is 21 miles north of Valdosta.  We have 69 employees, five branches, and seven ATM’s serving our customers in these communities.  The Company’s administrative and operational facilities and 107 additional employees are also located in Valdosta.  Prior to its merger with the Bank in 2001, the Adel office operated under a separate bank charter called Farmers and Merchants Bank.  Moody Air Force Base, Valdosta State University, and several transportation and distribution facilities of regional and national firms are some of the major economic contributors to the area.

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

__________________________
[1]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2007.
[2]	Regions 9-12 (58 counties) as defined by the Georgia Department of Community Affairs.

Statesboro, 161 miles northeast of Valdosta, sits at the intersection of U.S. Highway 80 and U.S. Highway 301, near Interstate 16, in Southeast Georgia.  Statesboro is also 53 miles west of the Savannah MSA.  We have 25 employees, two branches, and three ATM’s in this community.  Prior to its merger with the Bank in 2002, the Statesboro offices had operated under the Eagle Bank and Trust charter.  Georgia Southern University is located in Statesboro.

Baxley and Hazlehurst are both approximately 90 miles northeast of Valdosta.  The two communities are located 16 miles apart along U.S. Highway 341 in Southeast Georgia.  We have 17 employees, two branches, and two ATM’s serving our customers in these communities.  Prior to its merger with the Bank in 2002, the Baxley and Hazlehurst offices operated under the Baxley Federal Savings Bank thrift charter.  The Georgia Power Company’s Edwin I. Hatch Nuclear Power Plant located in Appling County is one of the area’s largest employers.

North Georgia
During the fourth quarter of 2000, we adopted an expansion strategy to enter into higher growth metropolitan markets that would complement our South Georgia market.  This expansion began with the opening of an office in McDonough (Henry County) on the south side of the Atlanta MSA in October 2000.  In October 2001, we opened an office in Oakwood (Hall County), north of Atlanta in the Gainesville MSA.  Both the McDonough and Oakwood offices initially began as loan production offices and were subsequently developed into full service branches.  In October 2003, we opened a loan production office in Athens (Clarke County), east of Atlanta.  In October 2006, the Athens loan production office was converted into our full service branch in Oconee County in the Athens MSA.  In July 2004, we expanded our presence in Henry County with the opening of a branch office in Stockbridge.  In April 2005, we opened a loan production office in Cobb County, and in December 2005, we opened a loan production office in Snellville (Gwinnett County) on the east side of the Atlanta MSA.  In February 2007, we opened a branch in Snellville and a loan production office in Cumming (Forsyth County) on the north side of the Atlanta MSA.  In March 2007, we closed the loan production office in Cobb County and shifted the remaining resources to our Henry County market.  Our offices in Henry, Hall, Oconee, Gwinnett and Forsyth counties are also referred to collectively as our “North Georgia” market in this Report.  Due to our relative newness and the lack of a large retail branch network, we do not have a significant retail presence or deposit market share in the North Georgia market.  Thus far, we have primarily catered to residential and commercial builders and developers and small- to medium-sized commercial operations in the North Georgia market.

McDonough and Stockbridge are located along Interstate 75 in Henry County.  Henry County is the southern-most county of the Atlanta MSA.  McDonough is 30 miles south of Downtown Atlanta.  We have 25 employees, two branches, and three ATM’s serving our customers in these communities.  Our McDonough office opened in 2000 and our Stockbridge location opened in 2004.  Henry County has consistently been ranked among the fastest growing counties in the nation over the past several years.  According to the U.S. Census Bureau, Henry County was the seventh fastest growing county in the U.S. from 2000 to 2006 with a 49.2% increase in population.  We have been actively involved in financing several residential and commercial construction and development projects in Henry and surrounding counties, as we have also worked to increase our retail presence in the county.

Oakwood is 8 miles south of Gainesville along Interstate 985 in Hall County.  Oakwood is 50 miles northeast of Downtown Atlanta and 12 miles north of the Mall of Georgia retail shopping complex in Gwinnett County.  Oakwood is part of the Gainesville MSA.  We have ten employees, one branch, and one ATM serving our customers in this community.  The poultry industry has been a significant economic factor for the region over the past several decades.  As the Atlanta MSA continues its urban sprawl, Hall County has experienced significant growth in recent years.  Our primary focus in Hall County has been in commercial lending.

Athens is 70 miles east of Downtown Atlanta.  The consolidated city/county government of Athens-Clarke County and neighboring Oconee County comprise the Athens-Clarke County MSA.  The University of Georgia is located in Athens and is the single largest economic factor in the Athens-Clarke County MSA.  Prior to October 2006, we had one loan production office in this area.  In October 2006, we closed the loan production office and opened a newly constructed full service branch in neighboring Oconee County.  We now have nine employees and one ATM serving our customers in this community through this branch.

Snellville is 25 miles northeast of Downtown Atlanta along U.S. Highway 78 in Gwinnett County.  We acquired an office condominium and opened a commercial loan production office in this community in December 2005.  In September 2006, we entered into a ten-year agreement to lease office space for a full-service branch within this area.  The branch was completed and opened in February 2007.  With the addition of this full service branch, we now have eight employees, two offices and one ATM serving our customers in this community.

Cumming is located 40 miles northeast of Downtown Atlanta along Georgia Highway 400 in Forsyth County.  According to the U.S. Census Bureau, Forsyth County was the fifth fastest growing county in the U.S. from 2000 to 2006 with a 53.4% increase in population.  We opened a loan production office in February 2007 and now have four employees focusing on commercial lending in this community.

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

Jacksonville is located on the northeastern coast of Florida.  We have six employees, one branch and one ATM serving our customers in this community.  With over $24.6 billion in deposits3, Duval County is the largest deposit market in which we have a deposit branch.

Our St. Augustine loan production office serves as the base for a lender who calls on commercial customers along Interstate 95 between Jacksonville (40 miles to the North) and Palm Coast (25 miles to the South).  We primarily originate and service the financing of our construction and development loans in and around these coastal communities from this office.

The table below provides basic information and summary demographic data on each of our markets.  Further discussion regarding local real estate market conditions is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Market/	# of	Total	Total	Market		Population	Employment	Unemployment
County	Offices	Loans[4]	Deposits[4]	Share (%)[5]	Population[6]	Growth (%)[7]	Growth (%)[8]	Rate (%)[9]

South Georgia
Lowndes	4	$224,413	$269,567	18.4	97,844	6.2	2.6	4.1
Cook	1	11,181	47,416	24.8	16,333	3.6	2.1	5.8
Decatur	3	46,510	119,084	31.6	28,665	1.5	0.0	6.0
Grady	1	12,501	22,447	7.6	25,082	6.0	0.5	4.3
Appling	1	19,609	37,708	15.2	17,860	2.6	(0.7)	6.2
Jeff Davis	1	10,185	49,209	28.8	13,278	4.7	(1.6)	7.4
Bulloch	2	44,711	59,639	5.5	63,207	12.9	2.1	4.8
	13	$369,110	$605,070
North Georgia
Henry	2	$254,298	$96,013	4.3	178,033	49.2	3.1	4.4
Hall	1	84,284	29,520	1.1	173,256	24.4	4.0	3.7
Oconee	1	56,200	12,933	1.3	30,858	17.7	3.3	3.1
Gwinnett	2	16,887	19,730	0.2	757,104	28.7	3.1	4.0
Forsyth	1	27,098	1,527	-	150,968	53.4	3.1	3.4
	7	$438,767	$159,723
State of Georgia						14.4	2.7	4.7

Florida
Marion	1	$28,776	$159,603	3.0	316,183	22.1	2.9	4.8
Duval	1	18,231	13,540	0.5	837,964	7.6	2.8	4.3
St. Johns	1	50,610	344	-	169,224	37.4	2.8	3.5
	3	$97,617	$173,487
State of Florida						13.2	2.5	4.3
National Total						6.4	1.3	4.7

Employees
On December 31, 2007, we had a total of 316 full-time and 21 part-time employees.  We consider our relationship with our employees to be excellent.  We offer a competitive compensation and benefits package to our employees.

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

________________________________
[3]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2007.
[4]
Dollar amounts are presented in thousands as of December 31, 2007.  Amounts exclude $15.9 million in loans and $41.9 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

[5]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2007.
[6]	Estimated July 1, 2006 population provided by the U.S. Census Bureau.
[7]	Estimated percentage population change from 2000 to 2006 provided by the U.S. Census Bureau.
[8]
Total employment growth (not seasonally adjusted) for the Third Quarter 2007 Year-To-Date percentage change from the prior year’s Year-To-Date data provided by the Bureau of Labor Statistics Household Survey.

[9]	Unemployment rate (not seasonally adjusted) for the Third Quarter 2007 provided by the Bureau of Labor Statistics.

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

The GLB Act designates the Federal Reserve as the overall umbrella supervisor of financial holding companies.  The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution.  Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.  As a result, to the extent that we engage in non-banking activities permitted under the GLB Act, we will be subject to the regulatory authority of the SEC or state insurance authority, as applicable.

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

During 2007, PAB paid a total of $.58 per share in dividends to its stockholders.  At January 1, 2008, the Bank could declare approximately $5.80 million in dividends to PAB without regulatory approval.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%.  Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  At December 31, 2007, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 11.27% and 10.02%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points.  Our Leverage Ratio at December 31, 2007 was 8.49%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

At December 31, 2007, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

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

In addition to the assessments for deposit insurance, institutions are required to make payments on bonds which were issued in the late 1980s by the Financing Corporation in order to recapitalize the predecessor to the Savings Association Insurance Fund.  During 2007, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.18 basis points of assessable deposits. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  For the year ended December 31, 2007, we recorded $2.4 million as a provision for loan losses, while we did not incur a provision for loan looses expense in 2006.  The increase is due to a growing loan portfolio, as well as a significant increase in the level of nonperforming loans.

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
The success of our business and earnings is affected by general business and economic conditions in the United States and our market areas, particularly the Georgia counties of Lowndes, Cook, Decatur, Appling, Bulloch, Jeff Davis, Grady, Henry, Hall, Oconee, Gwinnett and Forsyth and the Florida counties of Duval, Marion, and St. Johns. If the communities in which we operate do not grow as anticipated or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively impacted.  An economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes either nationally or locally could decrease the demand for loans and our other products and services and increase the number of customers who fail to pay interest or principal on their loans.  Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

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
Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Lowndes, Cook, Decatur, Appling, Bulloch, Jeff Davis, Grady, Henry, Hall, Oconee, Gwinnett and Forsyth and the Florida counties of Duval, Marion and St. Johns, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

Deteriorating credit quality, particularly with respect to our loans which are secured by real estate in our Atlanta MSA market, has adversely impacted us and may continue to adversely impact us, leading to higher loan charge-offs or an increase in our provision for loan losses.
The second half of 2007 was highlighted by volatility in the financial markets associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. The volatility has been exacerbated by a general decline in the real estate and housing market along with significant mortgage loan related losses reported by many other financial institutions.  We have a significant presence in residential construction and development lending on the south side of the Atlanta MSA.  Approximately 70% of our residential construction and development loans and 17% of our residential mortgages are in our North Georgia markets.  The majority of our residential builders construct houses in the $150,000 - $250,000 selling price range and carry inventories of lots for new construction.  During the second half of 2007, the supply of vacant, developed lots increased dramatically as the number of new building permits and housing starts decreased.  It may take three to four years for the market to fully absorb the existing lot inventories in some areas on the south side of the Atlanta MSA.

Loan defaults result in a decrease in interest income and may require the establishment of or an increase in loan loss reserves. Furthermore, the decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance and interest due on defaulted loans plus the legal costs incurred in pursuing our legal remedies. These conditions may result in our need to increase loan loss reserves or charge-off a higher percentage of loans, thereby reducing net income. Furthermore, because we rely more heavily on loans secured by real estate, a continued decrease in real estate values, particularly in our North Georgia market, could cause higher loan losses and require higher loan loss provisions.  As of December 31, 2007, approximately 88% of our total loans were secured by real estate.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

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
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders.  The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC and NASDAQ, that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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
Our directors and executive officers, as a group, beneficially owned approximately 24% of our outstanding common stock as of December 31, 2007. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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
Acts or threats of war or terrorism, or actions taken by the United States or other governments in response to such acts or threats could negatively affect business and economic conditions in the United States. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and results of operations could be adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including war in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that we cannot predict.

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

We currently operate 20 bank branches, three loan production offices, an operations center, an executive office suite and an administrative building.  With the exception of our Ocala and Jacksonville, Florida branches and our Stockbridge and Snellville, Georgia branches, we own all of the real property and/or buildings in which our bank branch offices are located.  The Ocala office is under a five-year operating lease that expires in December 2008.  The Jacksonville branch is under a five-year operating lease that expires in September 2011.  The Stockbridge office is under a five-year operating lease that expires in May 2009.  The Snellville branch is under a ten-year operating lease that expires in December 2016.  We own the real property where our Snellville, Georgia loan production office is located.  The other two loan production offices and a 4,300 square-foot executive office suite in McDonough, Georgia are located in leased office space.  In addition, we own a three-story, 10,000 square-foot administrative building, which houses our corporate offices, and a 12,000 square-foot operations center in Valdosta, Georgia.  All of the properties are in a good state of repair and are appropriately designed for the purposes for which they are used.

We also currently own four parcels of land that we are holding for potential future expansion.  These vacant lots are located in Locust Grove, Henry County, Georgia; St. Johns County, Florida; and two lots in Valdosta, Lowndes County, Georgia.  The two lots in Valdosta include land behind our main office building and a lot near the initial Park Avenue Bank location.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on NASDAQ under the symbol “PABK” since November 1, 2005.  From July 9, 1996 to October 31, 2005, our common stock was listed for quotation on the American Stock Exchange under the symbol “PAB”.  On February 29, 2008, there were 2,081 holders of record of our common stock.

Our ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution.  Our ability to generate liquid assets for distribution is primarily dependent on the ability of the Bank to pay dividends up to the parent holding company.  The payment of dividends is an integral part of our goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to our stockholders.  When possible, it has been our intent to pay out 35-50% of our net earnings in the form of cash dividends to our stockholders on a quarterly basis; however, there is no assurance that we will do so in the future.

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock, the cash dividends declared, and the diluted earnings per share.

	Sales Price
Calendar Period	High	Low	Dividends	Earnings
2006
First Quarter	$22.20	$18.24	$0.125	$0.34
Second Quarter	21.73	18.35	0.135	0.37
Third Quarter	21.12	17.90	0.14	0.36
Fourth Quarter	22.49	19.86	0.14	0.34
2007
First Quarter	$22.48	$17.75	$0.145	$0.32
Second Quarter	20.44	17.65	0.145	0.33
Third Quarter	19.00	15.60	0.145	0.30
Fourth Quarter	17.40	12.44	0.145	0.18

Performance Graph
The following graph compares our yearly percentage change in cumulative, five-year shareholder return with the NASDAQ – Composite Index and the SNL Southeast Bank Index.  We have determined that the SNL Southeast Bank Index provides an appropriate and accurate comparison with our industry peers.  The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2002 and that all dividends were reinvested.  The change in cumulative total return is measured by dividing (i) the sum of (a) the cumulative amount of dividends for the period, and (b) the change in share price between the beginning and the end of the period, by (ii) the share price at the beginning of the period.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
PAB Bankshares, Inc.	100.00	194.51	168.52	241.72	290.20	175.49
NASDAQ Composite Index	100.00	150.01	162.89	165.13	180.85	198.60
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

The foregoing Total Return Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Stock Buyback Plan
A summary of our purchases of PAB common stock during the fourth quarter ended December 31, 2007 follows.

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
October	24,700	$16.92	24,700	65,650
November	42,500	15.67	42,500	23,150
December	10,900	14.28	10,900	212,250
Total	78,100	$15.87	78,100	212,250

[1]
On May 22, 2007, the Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over a 12 month period.  The plan will expire May 22, 2008.  On December 18, 2007 the Board of Directors authorized an additional stock repurchase program to repurchase up to 200,000 shares of the Company’s common stock over a 12 month period.  The plan will expire December 18, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for PAB.  This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

(In thousands, except per share and other data)	2007	2006	2005	2004	2003
Summary of Operations:
Interest income	$84,676	$77,566	$59,371	$40,597	$40,040
Interest expense	42,210	33,555	20,398	10,624	12,467
Net interest income	42,466	44,011	38,973	29,973	27,573
Provision for loan losses	2,400	-	1,189	600	-
Other income	5,991	5,380	5,813	6,344	8,616
Other expense	29,590	28,167	24,778	23,055	25,702
Income before income tax expense	16,467	21,224	18,819	12,662	10,487
Income tax expense	5,681	7,488	6,366	4,144	3,361
Net income	$10,786	$13,736	$12,453	$8,518	$7,126
Net interest income on a taxable-equivalent basis	$43,120	$44,507	$39,195	$30,148	$27,759
Selected Average Balances:
Total assets	$1,165,307	$1,067,362	$948,457	$765,016	$736,367
Earning assets	1,096,918	1,004,981	890,337	704,345	675,718
Loans	883,334	792,278	706,052	569,858	540,787
Deposits	948,613	859,216	741,409	575,767	576,871
Stockholders’ equity	98,055	91,611	85,431	79,499	74,229
Selected Year End Balances:
Total assets	$1,198,671	$1,120,804	$1,017,326	$868,975	$730,741
Earning assets	1,116,776	1,048,239	957,918	808,886	666,488
Loans	921,349	820,304	752,938	646,149	538,644
Allowance for loan losses	12,906	11,006	11,079	9,066	10,139
Deposits	980,149	908,483	815,681	657,550	556,917
Stockholders’ equity	97,676	95,316	87,001	81,000	76,062
Common Share Data:
Outstanding at year end	9,223,217	9,504,969	9,469,017	9,495,320	9,484,660
Weighted average outstanding	9,418,796	9,499,434	9,514,775	9,499,709	9,476,158
Diluted weighted average outstanding	9,560,324	9,706,989	9,686,894	9,642,065	9,686,617
Per Share Ratios:
Net income - basic	$1.14	$1.45	$1.31	$0.89	$0.75
Net income - diluted	1.13	1.41	1.28	0.88	0.74
Dividends declared	0.58	0.54	0.475	0.34	0.18
Book value	10.59	10.03	9.19	8.53	8.02
Tangible book value	9.94	9.40	8.56	7.90	7.39
Profitability Ratios:
Return on average assets	0.93%	1.29%	1.31%	1.11%	0.97%
Return on average equity	11.00%	14.99%	14.58%	10.71%	9.60%
Net interest margin	3.93%	4.43%	4.40%	4.28%	4.11%
Efficiency ratio	60.74%	55.88%	54.94%	63.18%	68.90%
Liquidity Ratios:
Total loans to total deposits	94.00%	90.29%	92.31%	98.27%	96.72%
Average loans to average earning assets	80.53%	78.84%	79.30%	80.91%	80.03%
Noninterest-bearing deposits to total deposits	9.12%	11.11%	13.23%	15.15%	17.04%
Capital Adequacy Ratios:
Average equity to average assets	8.41%	8.58%	9.01%	10.39%	10.08%
Dividend payout ratio	50.43%	37.36%	36.29%	37.93%	23.89%
Asset Quality Ratios:
Net charge-offs to average loans	0.06%	0.01%	-0.12%	0.29%	0.36%
Nonperforming loans to total loans	1.24%	0.49%	1.04%	0.54%	1.53%
Nonperforming assets to total assets	1.49%	0.45%	0.78%	0.40%	1.75%
Allowance for loan losses to total loans	1.40%	1.34%	1.47%	1.40%	1.88%
Allowance for loan losses to nonperforming loans	112.79%	271.95%	140.98%	261.04%	123.41%

GAAP Reconciliation and Management Explanation for Non-GAAP Financial Measures

Certain financial information included in “Selected Financial Data” above is determined by methods other than in accordance with GAAP.  “Tangible book value per share” is a non-GAAP financial measure that our management uses in its analysis of our performance.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies.  The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures.

	2007	2006	2005	2004	2003
Book value per common share	$10.59	$10.03	$9.19	$8.53	$8.02
Effect of intangible assets per share	0.65	0.63	0.63	0.63	0.63
Tangible book value per common share	$9.94	$9.40	$8.56	$7.90	$7.39

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW OF KEY FINANCIAL, STRATEGIC AND PERFORMANCE FACTORS

Our operating subsidiary, The Park Avenue Bank, is a $1.20 billion community bank with 20 branches and three loan production offices in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to both commercial and individual customers in our markets.  For additional information on our markets, see the “Markets and Competition” section in Part I of this Report.  As a bank, we operate in a highly regulated and competitive environment.  Our primary objective is to increase the return on our stockholders’ investment over the long-term by accepting deposits and borrowing additional funds as needed at low costs and investing those funds in a safe and sound manner in loans and investments at a higher yield.  Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

Our future success is dependent on our ability to effectively execute our de novo branching strategy, attract and retain excellent employees, utilize technology and support components efficiently, and focus on sales and service.

Earnings
Our net income decreased 21.5% from $13.74 million in 2006 to $10.79 million in 2007.  Our diluted earnings per share (“EPS”) decreased 20.3% from $1.41 in 2006 to $1.13 in 2007.  Our total revenues (which is net interest income plus noninterest income) decreased 0.1% from $49.39 million in 2006 to $48.46 million in 2007.  Our return on average assets (“ROA”) decreased from 1.29% in 2006 to 0.93% and our return on average equity (“ROE”) declined from 14.99% in 2006 to 11.00% in 2007.

The three primary reasons for this decline in earnings are an increase in provision for loan loss expense, a slight decrease in net interest income and an increase in noninterest expenses.  We recorded a $2.4 million provision for loan loss expense in 2007, while we did not incur a provision for loan loss expense in 2006.  During 2007, our net interest income decreased $1.5 million, from $44.0 million in 2006 to $42.5 million in 2007, and our net interest margin declined 50 basis points from 4.43% in 2006 to 3.93% in 2007.  Our noninterest expenses increased 5.05%, from $28.2 million in 2006 to $29.6 million in 2007.  This increase in noninterest expenses is partially attributable to our de novo branch expansion efforts in the Snellville and Cumming, Georgia markets and the Jacksonville, Florida market.  Additional discussion regarding our earnings for 2007 and our outlook for 2008 are outlined in the section titled “Results of Operations” below.  The following table summarizes our net income, EPS, ROA, and ROE for the past five years.

Year	Net Income	EPS	ROA	ROE
	(In Thousands)
2003	7,126	0.74	0.97%	9.60%
2004	8,518	0.88	1.11%	10.71%
2005	12,453	1.28	1.31%	14.58%
2006	13,736	1.41	1.29%	14.99%
2007	10,786	1.13	0.93%	11.00%

Loan and Deposit Growth
Total assets increased $77.9 million, or 7.0%, from $1.12 billion at the end of 2006 to $1.20 billion at the end of 2007.  Total loans increased $101.0 million, or 12.3%, and total deposits increased $71.7 million, or 7.9%, during 2007.  In our South Georgia market, loans increased 7.3% in 2007 due primarily to an increase in residential mortgages while deposits only increased 2.3%.  In our North Georgia market, loans increased 9.5% due primarily to an increase in construction and development loans and commercial lending, and deposits increased 21.1% due to successful money market program and CD marketing campaigns.  In our Florida market, loans increased 46.5% due to an increase in residential mortgages and deposits increased 24.6% due to CD marketing campaigns.

A breakdown of loans and deposits for each region as of December 31, 2007 and 2006 and the percentage of net growth (or contraction) during 2007 is provided in the table below.

Market/	# of	Total Loans			Total Deposits
County	Offices	2007	2006	% Chg	2007	2006	% Chg
		(Dollars in Thousands)

South Georgia	13	$369,110	$343,844	7.3	$605,070	$591,682	2.3
% of Total		40.1	41.9		61.7	65.1

North Georgia	7	$438,767	$400,616	9.5	$159,723	$131,907	21.1
% of Total		47.6	48.9		16.3	14.5

Florida	3	$97,617	$66,644	46.5	$173,487	$139,195	24.6
% of Total		10.6	8.1		17.7	15.3

Treasury	-	$15,855	$9,200	72.3	$41,869	$45,699	(8.4)
% of Total		1.7	1.1		4.3	5.1

Total		$921,349	$820,304	12.3	$980,149	$908,483	7.9

In addition to the geographic concentrations noted in the tables above, we had approximately $80.4 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

In the fourth quarter of 2006, we opened full service branches in the Athens (Georgia) MSA and the Jacksonville (Florida) MSA.  In the first quarter of 2007, we opened a full service branch at a second location in Gwinnett County and a loan production office in Forsyth County, both located in the Atlanta (Georgia) MSA.  We had intended to open 2-3 offices a year as part of our strategic plan to expand our presence in the higher growth markets in and around the Atlanta MSA and in north and central Florida.  However, we have decided to wait until economic conditions improve before opening another office.

A breakdown of loans and deposits by type as of December 31, 2007 and 2006 and the percentage of net growth (or contraction) during 2007 is provided in the table below.

	2007	2006	% Change
	(Dollars in Thousands)
Loans
Commercial and financial	$78,730	$66,376	18.6
Agricultural (including loans secured by farmland)	41,861	43,302	(3.3)
Real estate - construction	352,732	295,246	19.5
Real estate - commercial	248,272	255,462	(2.8)
Real estate - residential	174,157	142,501	22.2
Installment loans to individuals and others	26,011	18,414	41.3
	921,763	821,301	12.2
Deferred loan fees and unearned interest, net	(414)	(997)	(58.5)
Total loans	921,349	820,304	12.3
Allowance for loan losses	(12,906)	(11,006)	17.3
Net loans	$908,443	$809,298	12.3

Deposits
Noninterest-bearing demand	$89,423	$100,911	(11.4)
Interest-bearing demand and savings	354,743	328,828	7.9
Time less than $100,000	312,722	279,936	11.7
Time greater than or equal to $100,000	187,662	161,054	16.5
Brokered	35,599	37,754	(5.7)
Total deposits	$980,149	$908,483	7.9

Overall, our construction and development loans increased $57.5 million, or 19.5%, and our residential mortgages increased $31.7 million, or 22.2%, during 2007 as compared to 2006.  However, beginning in the fourth quarter of 2006, we began to see a slowdown in the demand for new construction and development financing opportunities.  This slowdown became more severe in certain sections of the Atlanta and Jacksonville markets in the third and fourth quarters of 2007.  We expect this slowdown will hinder our loan growth opportunities over the next year.  Our construction and development loans increased $24.4 million, or 14.7% annualized, in the second half of 2007 primarily because the adverse market conditions forced many projects to get extended or stalled and loan payoffs did not occur as anticipated.

In an effort to diversify our loan portfolio from commercial real estate (which includes construction and development lending and commercial mortgages), we increased our efforts in non-real estate secured commercial lending and in residential mortgages.  Our commercial loans increased $12.4 million, or 18.6%, during 2007 as compared to 2006.  As a percentage of total loans, this segment of our portfolio increased from 8.1% at the end of 2006 to 8.6% at the end of 2007.

Real Estate Market Conditions on the south side of the Atlanta MSA
With approximately 22% of our loan portfolio concentrated in residential construction and development loans and an additional 19% of our loan portfolio in residential mortgages, we carefully monitor and evaluate trends in our residential real estate markets.  Our residential construction and development lending on the south side of the Atlanta MSA is significant to the Bank.  The majority of our residential builders construct houses in the $150,000 - $250,000 selling price range and carry inventories of lots for new construction projects one to two years out.  The decrease by mortgage companies of the extension of credit to buyers of new homes in the last half of 2007 further weakened a market already pressured by higher interest rates and an imbalance of housing supply relative to its demand.

During the second half of 2007, finished housing inventories increased but we believe within manageable levels given the growth projections for the market.  However, the supply of vacant, developed lots increased dramatically during the second half of 2007 as the number of new building permits and housing starts decreased.  We believe it may take three to four years for the market to fully absorb the lot inventories in some areas on the south side of the Atlanta MSA.

The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.

For the Quarter Ended	Dec-07	Dec-06	Dec-05	Dec-04

	(Number of Months Supply)
Housing Inventory:
Henry County	11.5	9.1	8.3	8.3
Clayton County	9.5	12.2	7.1	6.1
Newton County	11.1	7.4	8.3	8.5
South Fulton County	8.0	7.8	7.9	9.7

Vacant Developed Lots Inventory:
Henry County	86.0	27.0	25.0	25.0
Clayton County	53.0	26.0	23.0	14.0
Newton County	64.0	24.0	24.0	23.0
South Fulton County	57.0	23.0	22.0	21.0

The table below sets forth, based on data from the U.S. Census Bureau, the number of single family housing permits issued in  select counties on the south side of the Atlanta MSA over the past four years.

For the Year Ended	Dec-07	Dec-06	Dec-05	Dec-04

	(Number of Single Family Housing Permits Issued)
Housing Permits:
Henry County	1,650	2,992	3,697	3,552
Clayton County	1,238	2,226	2,103	2,047
Newton County	952	1,678	2,115	2,398

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

From June 2004 to June 2006, the Federal Open Market Committee of the Federal Reserve (“FOMC”) increased the federal funds rate seventeen consecutive times, in 25 basis point increments, from 1.00% to 5.25%.  The FOMC held the federal funds rate steady at 5.25% from June 2006 to September 2007.  From September 2007 to January 2008, the FOMC reduced the federal funds rate 5 times, in various increments, from 5.25% to 3.00%.  Being in an asset-sensitive interest rate position on our balance sheet (our earning assets reprice more frequently than our rate-sensitive liabilities), we benefited during the period of rising interest rates.  Conversely, all other factors remaining unchanged, we expect our earnings to decrease in a declining interest rate environment.  We discuss our interest rate risk in further detail in Item 7A.  Below, we have summarized the impact that changes in interest rates and changes in our balance sheet have had on our earnings over the past three years.

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

For the Years Ended December 31,	2007 vs. 2006			2006 vs. 2005
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars In Thousands)
Increase (decrease) in income from earning assets:
Loans	$6,706	$(1,035)	$7,741	$15,549	$9,222	$6,327
Taxable securities	492	321	171	2,138	779	1,359
Nontaxable securities	450	44	406	783	-	783
Other short-term investments	(381)	76	(457)	-	506	(506)
Total interest income	7,267	(594)	7,861	18,470	10,507	7,963

Increase (decrease) in expense from interest-bearing liabilities:
Demand deposits	2,828	1,511	1,317	4,858	3,881	977
Savings deposits	38	67	(29)	213	234	(21)
Time deposits	5,566	3,353	2,213	6,909	4,693	2,216
FHLB advances	221	287	(66)	794	995	(201)
Notes payable	(294)	(142)	(152)	282	152	130
Other short-term borrowings	295	107	188	102	119	(17)
Total interest expense	8,654	5,183	3,471	13,158	10,074	3,084

Net interest income	$(1,387)	$(5,777)	$4,390	$5,312	$433	$4,879

During 2007, we had an average investment in impaired loans of $4.9 million.  If these impaired loans had remained current and on accrual status during 2007, we would have recorded an additional $753,000 of interest income.  This is compared to $262,000 of lost interest income on an average investment of $4.1 million of impaired loans during 2006.

Average Balances, Interest and Yields
The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for each of the last three years.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax.  Loan average balances include loans on nonaccrual status.  Other short-term investments include federal funds sold and interest-bearing deposits in other banks.

For the Years Ended
December 31,	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
ASSETS
Interest-earning assets:
Loans	$883,334	$74,060	8.38%	$792,278	$67,354	8.50%	$706,052	$51,805	7.34%
Investment securities:
Taxable	159,510	8,211	5.15%	156,059	7,719	4.95%	125,491	5,581	4.45%
Nontaxable	30,998	1,868	6.03%	24,104	1,419	5.89%	10,802	635	5.88%
Other short-term investments	23,076	1,191	5.16%	32,540	1,571	4.83%	47,992	1,572	3.28%
Total interest- earning assets	1,096,918	85,330	7.78%	1,004,981	78,063	7.77%	890,337	59,593	6.69%

Noninterest-earning assets:
Cash	20,534			20,927			21,688
Allowance for loan losses	(11,264)			(10,966)			(10,283)
Unrealized gain (loss) on securities available for sale	(1,993)			(2,818)			(930)
Other assets	61,112			55,238			47,645
Total assets	$1,165,307			$1,067,362			$948,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$309,037	$11,049	3.58%	$266,374	$8,221	3.09%	$206,418	$3,363	1.63%
Savings deposits	37,231	564	1.51%	39,366	526	1.34%	42,154	313	0.74%
Time deposits	503,870	25,275	5.02%	453,004	19,708	4.35%	386,137	12,800	3.31%
FHLB advances	88,569	4,069	4.59%	90,115	3,848	4.27%	96,467	3,053	3.16%
Notes payable	10,310	727	7.05%	12,118	1,021	8.42%	10,310	739	7.17%
Other short-term borrowings	12,392	526	4.25%	6,843	232	3.39%	7,868	130	1.65%
Total interest- bearing liabilities	961,409	42,210	4.39%	867,820	33,556	3.87%	749,354	20,398	2.72%

Noninterest-bearing liabilities and stockholders' equity:
Demand deposits	98,475			100,472			106,700
Other liabilities	7,368			7,459			6,972
Stockholders' equity	98,055			91,611			85,431
Total liabilities and stockholders’ equity	$1,165,307			$1,067,362			$948,457

Interest rate spread			3.39%			3.90%			3.97%

Net interest income		$43,120			$44,507			$39,195

Net interest margin			3.93%			4.43%			4.40%

Investment Portfolio

The book value of investment securities at the indicated dates are presented below.  Changes in the mix of our investment portfolio will vary over time in response to changes in market conditions and liquidity needs of the Bank.

As of December 31,	2007		2006		2005
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
U. S. Government agency securities	$70,235	36.1%	$82,294	44.7%	$70,635	44.9%
State and municipal securities	32,332	16.6%	28,892	15.7%	14,063	8.9%
Mortgage-backed securities	77,201	39.6%	58,875	32.0%	59,858	38.0%
Corporate debt securities	6,507	3.3%	4,528	2.5%	3,580	2.3%
Equity securities	8,519	4.4%	9,504	5.1%	9,319	5.9%
Total investments	$194,794	100.0%	$184,093	100.0%	$157,455	100.0%
Total investments as a percentage of total assets	16.3%		16.4%		15.5%

At December 31, 2007, the estimated fair market value of our investment portfolio was approximately $320,000, or 0.2%, above our amortized cost; however, market values may fluctuate significantly as interest rates change.

Our investment portfolio policy stresses quality and liquidity.  The bonds which are purchased as investments carry an “A” rating or better by either Standard and Poor’s or Moody’s Investors Service, Inc. or have been reviewed for credit and market risk and deemed appropriate for the Bank’s portfolio by management.  The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single issuer.  We do not carry  any "sub-prime" mortgages, structured investment vehicles, or collateralized debt obligations in our portfolio.  We also monitor the insurers of our state and municipal securities, and the distribution of such securities among the insurers.  At December 31, 2007, nine different carriers, with no one carrier insuring more than 22% of the total, insured our state and municipal securities.  The table below shows the distribution by insurer of our state and municipal securities as of December 31, 2007.

As of December 31, 2007	$ Amount	% to Total
	(Dollars in Thousands)
Ambac Assurance Corp (AMBAC)	$7,070	21.9%
Financial Security Assurance Inc. (FSA)	6,077	18.8%
XL Capital Assurance Inc. (XLCA)	5,021	15.5%
MBIA Corporation (MBIA)	3,209	9.9%
CDC IXIS Financial Guaranty (CIFG)	2,150	6.6%
Financial Guaranty Insurance Company (FGIC)	2,031	6.3%
Other	2,765	8.6%
Uninsured	4,009	12.4%
Total state and municipal securities	$32,332	100.00%

The following table shows the maturities of non-equity investment securities at December 31, 2007 and the weighted-average yields (on a fully taxable basis assuming a 35% tax rate) on such securities.  The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds.  Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Of the investments in U.S. Government agency securities maturing after one year, approximately $40.7 million, or 60%, are potentially callable at par value within one year.

	U.S. Government		State and Municipal		Mortgage-Backed		Corporate Debt
	Agency Securities		Securities		Securities		Securities
As of December 31, 2007	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Due in one year or less	$2,987	4.07%	$1,670	5.04%	$94	4.85%	$3,041	7.70%
Due after one year through five years	26,818	4.64%	6,069	5.08%	63,311	5.06%	1,527	6.00%
Due after five years through ten years	11,926	5.36%	9,176	5.72%	11,060	5.27%	1,939	5.52%
Due after ten years	28,504	5.61%	15,417	5.86%	2,736	5.34%	-	-
Total	$70,235	5.13%	$32,332	5.63%	$77,201	5.10%	$6,507	6.65%

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

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial and financial	$78,730	$66,376	$50,860	$59,703	$53,849
Agricultural (including loans secured by farmland)	41,861	43,302	55,830	26,704	24,071
Real estate - construction	352,732	295,246	268,629	166,854	100,150
Real estate – commercial	248,272	255,462	231,601	239,032	203,465
Real estate - residential	174,157	142,501	127,326	136,190	128,539
Installment loans to individuals and other	26,011	18,414	20,380	19,552	29,366
	921,763	821,301	754,626	648,035	539,440
Deferred loan fees and unearned interest, net	(414)	(997)	(1,688)	(1,886)	(796)
	921,349	820,304	752,938	646,149	538,644
Allowance for loans losses	(12,906)	(11,006)	(11,079)	(9,066)	(10,139)
Loans, net	$908,443	$809,298	$741,859	$637,083	$528,505

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2007	2006	2005	2004	2003

Commercial and financial	8.55%	8.09%	6.75%	9.24%	10.00%
Agricultural (including loans secured by farmland)	4.54%	5.28%	7.41%	4.13%	4.47%
Real estate – construction	38.28%	35.99%	35.68%	25.82%	18.59%
Real estate - commercial	26.95%	31.14%	30.76%	36.99%	37.78%
Real estate - residential	18.90%	17.37%	16.91%	21.08%	23.86%
Installment loans to individuals and other	2.82%	2.24%	2.71%	3.03%	5.45%
	100.04%	100.12%	100.22%	100.29%	100.15%
Deferred loan fees and unearned interest, net	-0.04%	-0.12%	-0.22%	-0.29%	-0.15%
	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loans losses	-1.40%	-1.34%	-1.47%	-1.40%	-1.88%
Loans, net	98.60%	98.66%	98.53%	98.60%	98.12%

Overall, the loan portfolio increased $101.0 million, or 12.3%, from $820.3 million at the beginning of the year to $921.3 million at year end.  In 2007, the composition of the loan portfolio continued to shift slightly as loans secured by real estate represented 88.3% of the total portfolio at the end of 2007, as compared to 83.0% at the end of 2003.  At the end of 2003, installment loans to individuals represented 5.5% of our loan portfolio, while it only represented 2.8% at the end of 2007.  Residential real estate mortgages decreased from 23.9% of our portfolio in 2003 to 18.9%  in 2007, and commercial and financial loans decreased from 10.0% of our portfolio to 8.6% of our portfolio during that same time.  However, since 2005, we have increased our positions in both residential real estate mortgages and commercial and financial loans.

Our construction and land development loans increased from 18.6% of our portfolio in 2003 to 38.3%  in 2007.  Growth in all of our markets contributed to the $57.5 million increase in construction loans; however, the majority of our construction and development loans are in our North Georgia market.  Of the $352.7 million in construction and development loans outstanding at the end of 2007, $218.5 million, or 61.9%, originated in our North Georgia offices.

With a total of 65.2% of our loan portfolio concentrated in construction and development and commercial real estate loans, we monitor and evaluate trends in our residential real estate markets and periodically adjust our strategies and underwriting requirements in an attempt to manage the risks associated with these types of loans.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios as of December 31, 2007, 2006 and 2005.

	2007		2006		2005
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$130,097	36.9%	$134,559	45.6%	$116,799	43.5%
Commercial and multi-family	105,718	30.0%	78,611	26.6%	73,748	27.5%
Construction
1-4 family residential spec	40,392	11.4%	34,347	11.6%	26,135	9.7%
1-4 family residential pre-sold	1,604	0.4%	1,930	0.6%	7,086	2.6%
1-4 family residential other	26,694	7.6%	7,273	2.5%	9,850	3.7%
Commercial owner-occupied	5,685	1.6%	6,685	2.3%	13,551	5.0%
Commercial not owner-occupied	17,497	5.0%	8,831	3.0%	10,008	3.7%
Hotel/motel	12,909	3.7%	7,683	2.6%	1,371	0.5%
Industrial	-	0.0%	-	0.0%	483	0.2%
Multi-family properties	7,789	2.2%	10,362	3.5%	8,641	3.2%
Special purpose property	2,337	0.6%	1,050	0.4%	735	0.3%
Other	2,010	0.6%	3,915	1.3%	222	0.1%
Total construction and development loans	$352,732	100.0%	$295,246	100.0%	$268,629	100.0%
% of total loans	38.3%		36.0%		35.7%

	2007		2006		2005
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$34,291	13.8%	$31,210	12.2%	$41,254	17.8%
Retail	22,114	8.9%	23,117	9.1%	30,329	13.1%
Other	34,263	13.8%	38,151	14.9%	44,971	19.4%
Not owner-occupied:
Office	29,210	11.8%	28,686	11.2%	17,407	7.5%
Retail	36,780	14.8%	31,503	12.3%	19,167	8.3%
Other	27,418	11.0%	26,072	10.2%	14,487	6.3%
Other:
Hotel/motel	11,399	4.6%	16,131	6.3%	17,812	7.7%
Industrial	2,626	1.1%	3,246	1.3%	2,082	0.9%
Multi-family properties	14,894	6.0%	19,379	7.6%	12,774	5.5%
Special purpose property	34,876	14.0%	37,938	14.9%	30,574	13.2%
Other	401	0.2%	29	0.0%	744	0.3%
Total commercial real estate loans	$248,272	100.0%	$255,462	100.0%	$231,601	100.0%
% of total loans	26.9%		31.1%		30.8%

A summary of loans from each market outstanding at December 31, 2007 is presented in the following table.

	South Georgia	North Georgia	Florida
	Market	Market	Market	Treasury	Total
	(Dollars in Thousands)
Commercial and financial	$33,519	$43,942	$1,230	$39	$78,730
Agricultural (including loans secured by farmland)	29,398	4,398	8,065	-	41,861
Real estate - construction	78,079	218,479	55,662	512	352,732
Real estate – commercial	83,139	137,115	23,432	4,586	248,272
Real estate - residential	130,477	29,708	9,454	4,518	174,157
Installment loans to individuals and others	14,158	5,491	148	6,214	26,011
	368,770	439,133	97,991	15,869	921,763
Deferred loan fees and unearned interest, net	340	(367)	(374)	(13)	(414)
	369,110	438,766	97,617	15,856	921,349
Allowance for loan losses	(4,608)	(8,085)	(1,268)	1,055	(12,906)
	$364,502	$430,681	$96,349	$16,911	$908,443

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

As of December 31, 2007	Commercial & Financial	Agricultural	Real Estate - Construction	Real Estate - Commercial	Real Estate - Residential	All Other Loans	Total
	(Dollars in Thousands)
Due in one year or less	$56,209	$28,555	$277,080	$62,991	$38,286	$16,943	$480,064
Due after one year through five years	21,065	12,032	72,206	141,262	77,312	7,091	330,968
Due after five years	1,456	1,274	3,446	44,019	58,559	1,977	110,731
Total	$78,730	$41,861	$352,732	$248,272	$174,157	$26,011	$921,763

Of the above loans maturing after one year,
those with predetermined fixed rates	$12,337	$9,883	$24,734	$144,861	$101,711	$6,763	$300,289
those with floating or adjustable rates	10,184	3,423	50,918	40,420	34,160	2,305	141,410
Total maturing after one year	$22,521	$13,306	$75,652	$185,281	$135,871	$9,068	$441,699

We have historically preferred to offer loans to our commercial customers on a floating rate basis, usually tied to a prime interest rate.  This preference has contributed to our asset-sensitive interest rate risk position.  During 2006 and 2007, we moderated our preferences and began competing for more fixed-rate commercial and residential mortgages.  At December 31, 2007, approximately 63% of our loan portfolio will either mature or reprice within the next 12 months, an 8% decrease compared to 71% of our loan portfolio maturing or repricing within one year at December 31, 2005.

Nonaccrual, Past Due and Restructured Loans
The amount of nonperforming loans outstanding at the indicated dates is presented in the following table by category.

As of December 31,	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$11,405	$4,013	$7,856	$1,417	$7,048
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	37	34	2	11	-
Troubled debt restructurings not included above	-	-	-	2,045	1,168
Total nonperforming loans	$11,442	$4,047	$7,858	$3,473	$8,216

Ratio of nonperforming loans to total loans (%)	1.24	0.49	1.04	0.54	1.53

Allowance for loan losses to nonperforming loans (%)	112.79	271.95	140.98	261.04	123.41

During the fourth quarter of 2007, a residential land loan was placed on nonaccrual status, which had an outstanding principal balance of $6.1 million, or 53% of our total nonperforming loans as of December 31, 2007.  Although the loan is secured by approximately 229 acres in northwest Florida, we have allocated a specific reserve of approximately $1.1 million to this impaired loan.

Our foreclosed assets increased $5.4 million in 2007, from $988,000 at December 31, 2006 to $6.4 million at December 31, 2007.  Due to economic conditions in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, we have decided to select certain parcels of foreclosed assets to hold rather than to force distressed sales of these properties in this market.  The foreclosed properties held at December 31, 2007 include $2.8 million in commercial properties, $2.6 million in residential homes and $1.0 million in residential lots.

At December 31, 2007, we had $17.7 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 1.92% of total loans, representing a significant increase from 0.28% at December 31, 2006.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured.  All interest accrued for loans that are placed on nonaccrual status is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received or until the loan is returned to accrual status.  For the year ended December 31, 2007, the gross interest income that would have been recorded if our nonperforming loans had been current in accordance with their original terms was approximately $753,000.  The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2007 was approximately $34,000.  The allowance for loan losses related to our nonperforming loans amounted to approximately $2.0 million and $602,000 at December 31, 2007 and 2006, respectively.

Potential Problem Loans
In addition to our nonperforming loans discussed above, we have identified $12.6 million in potential problem loans as of December 31, 2007.  These are construction and land development loans that were past due 30 to 89 days at year-end.  Potential problem loans are loans where known credit problems of the borrowers causes management to doubt the ability of such borrowers to comply with the present repayment terms. This may result in disclosure of such loans as nonperforming in future periods.

Allowance For Loan Losses

At December 31, 2007, our allowance for loan losses as a percentage of total loans was 1.40%, compared to 1.34% at December 31, 2006.  We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio.  As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.  The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio.  Their assessments are supplemented with independent reviews conducted by our internal audit department and external loan review consultants.  All loans in excess of $100,000 that have been identified for potential credit weakness are reviewed quarterly by a management committee, which further enhances the process for timely recognition of losses and for determining appropriate reserves.

We have a comprehensive methodology for determining the adequacy of our allowance for loan losses.  We perform an allowance analysis quarterly that is broken down into the following three components: (1) specific allowances for individual loans, (2) allowances for pools of loans identified by credit risk grades or delinquency status, and (3) general allowances for all other loans pooled by loan type.  A management committee has the responsibility for assessing the risk elements, determining the specific allowance valuations, and affirming the methodology used.  The Board of Directors reviews management’s assessment and affirms the amount recorded.

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by Financial Accounting Standards Board (“FASB”) Statement No. 114, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  At December 31, 2007, we had $2.31 million in specific reserves on $16.30 million in individually evaluated impaired and other significant potential problem loans.  We did not have any specific reserves on any individually evaluated loans at December 31, 2006.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 days or more.  The allowance factors are based on industry standards and supported by our own historical loss analysis.  At December 31, 2007, we had $4.00 million in general reserves allocated to $119.7 million rated and delinquent loans.  This is an increase from the $3.22 million reserved on a lower balance of $85.0 million rated and delinquent loans at December 31, 2006.  We had a significant increase in the less severe internal loan rating categories over the past 12 months.

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At December 31, 2007, we had $6.57 million in general reserves compared to $6.89 million one year ago.  This 4.7% decrease in the general reserve is primarily due to a re-allocation of the general reserves into the reserves for loans that are internally rated, criticized by our banking examiners, or past due 30 days or more.  The general reserves on construction and development loans increased 5.8% and our general reserves on residential real estate increased 71.4%.  These increases were offset by a 27.7% decrease in our general reserves on our commercial real estate loans and a 46.0% decrease in our general reserves on our commercial (non real estate) loans.

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

As of December 31,	2007		2006		2005		2004		2003
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Commercial and financial	$229	8.6%	$972	8.1%	$2,670	6.7%	$1,167	8.9%	$1,570	9.8%
Agricultural (including loans secured by farmland)	1,029	4.5%	1,184	5.3%	323	7.4%	490	4.2%	741	4.5%
Real estate - construction	8,383	38.2%	4,875	35.9%	4,427	35.5%	2,211	25.8%	1,169	18.6%
Real estate – commercial	2,008	27.0%	2,276	31.1%	2,280	30.8%	3,514	37.0%	3,793	37.8%
Real estate - residential	815	18.9%	547	17.4%	208	16.9%	1,337	21.1%	1,557	23.9%
Consumer and other loans	215	2.8%	255	2.2%	512	2.7%	335	3.0%	548	5.4%
Unallocated	227		897		659		12		761
Total	$12,906	100.0%	$11,006	100.0%	$11,079	100.0%	$9,066	100.0%	$10,139	100.0%

Summary of Loan Loss Experience
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31,	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of year	$11,006	$11,079	$9,066	$10,139	$12,097
Charge-offs:
Commercial and financial	66	115	31	511	365
Agricultural (including loans secured by farmland)	10	-	-	24	890
Real estate - construction	324	24	-	-	9
Real estate - commercial	257	314	7	1,228	443
Real estate - residential	65	208	43	467	401
Installment loans to individuals and other loans	146	160	200	343	1,011
	868	821	281	2,573	3,119
Recoveries:
Commercial and financial	55	118	111	117	673
Agricultural (including loans secured by farmland)	56	41	247	151	14
Real estate - construction	-	-	-	-	-
Real estate - commercial	28	335	394	268	137
Real estate - residential	108	87	148	52	43
Installment loans to individuals and other loans	121	167	205	312	294
	368	748	1,105	900	1,161
Net charge-offs (recoveries)	500	73	(824)	1,673	1,958
Additions provided to the allowance charged to operations	2,400	-	1,189	600	-
Balance at end of year	$12,906	$11,006	$11,079	$9,066	$10,139

Average balance of loans outstanding	$883,334	$792,278	$706,052	$569,858	$540,787

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year (%)	0.06	0.01	(0.12)	0.29	0.36

Deposits

The following table summarizes average balances of deposits and related weighted average rates of interest paid for each of the three years presented.

For the Year Ended December 31,	2007		2006		2005
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$98,475	-	$100,472	-	$106,700	-
Interest-bearing demand	309,037	3.58%	266,374	3.09%	206,418	1.63%
Savings	37,231	1.51%	39,366	1.34%	42,154	0.74%
Retail time deposits < $100,000	300,618	5.06%	265,627	4.37%	221,861	3.29%
Retail time deposits > $100,000	168,842	4.94%	147,193	4.30%	118,398	3.38%
Brokered time deposits > $100,000	34,410	5.03%	40,184	4.42%	45,878	3.25%
Total	$948,613	3.89%	$859,216	3.31%	$741,409	2.22%

Our total deposit portfolio grew $71.7 million, or 7.9%, in 2007.  Of this increase, $57.2 million is from time deposits.  The average rate paid on time deposits increased 67 basis points from 4.35% in 2006 to 5.02% in 2007.  As with most community banks, loan volume is the driver for the remainder of our balance sheet.  When we have strong loan demand, we will be more competitive for retail time deposits within our markets.  We do not intend to be aggressively competitive for retail time deposits in 2008.

The maturities of time deposits as of December 31, 2007 are summarized below.

	Retail time deposits < $100,000	Retail time deposits > $100,000	Brokered time deposits > $100,000	Total time deposits
	(Dollars in Thousands)
Three months or less	$69,729	$51,562	$9,522	$130,813
Over three through six months	76,540	46,449	6,209	129,198
Over six months through twelve months	92,111	52,583	2,000	146,694
Over twelve months	74,342	37,068	17,868	129,278
Total	$312,722	$187,662	$35,599	$535,983

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

At December 31, 2007, our liquidity position, which is an internally-calculated ratio of short-term funds available to short-term and potentially volatile liabilities, was 15.76%.  Our net noncore funding dependency ratio, which is the difference between regulatory defined non-core liabilities and short-term investments, divided by long-term assets, was 28.73%.  Our liquidity and funding policy provides that we maintain a liquidity position of greater than or equal to 15% and a net noncore funding dependency ratio of less than or equal to 35%.

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

As of December 31, 2007	Contractual Maturities	Expected Cash Flows	Difference
	(Dollars in Thousands)
Due in one year or less	$7,792	$39,534	$31,742
Due after one year through five years	97,725	87,383	(10,342)
Due after five years through ten years	34,101	44,876	10,775
Due after ten years	46,657	14,482	(32,175)
Total	$186,275	$186,275	$-

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits and certain borrowing arrangements.  At December 31, 2007, approximately 53.1% of our $194.8 million investment portfolio was pledged as collateral to others.

Borrowings
As a result of an increase in our in-market deposits, we were able to reduce our reliance on brokered deposits to fund our loan growth in 2007.  Our brokered deposits decreased 5.7% from $37.8 million at December 31, 2006 to $35.6 million at December 31, 2007.  We also decreased our advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) by 4.3%, from $90.2 million at December 31, 2006 to $86.3 million at December 31, 2007.

On October 5, 2006, PAB Bankshares Capital Trust II (“PAB Trust II”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”.  We formed PAB Trust II, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by us.  The interest rates on both the trust preferred securities and the Debentures are reset quarterly at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.63% (6.46% at December 31, 2007).  We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust II’s obligations under the trust preferred securities.  PAB Trust II’s sole asset is the Debentures issued by us.  The Debentures will mature on December 31, 2036, but are callable at par at our option in whole or in part anytime on or after December 31, 2011.  The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

On November 28, 2001, PAB Bankshares Capital Trust I (“PAB Trust I”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”.  We formed PAB Trust I, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures issued by us.  The interest rates on both the trust preferred securities and the debentures were reset semi-annually at LIBOR plus 3.75% with a rate cap of 11.0% through December 8, 2006.  We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guaranteed, on a subordinated basis, all of PAB Trust I’s obligations under the trust preferred securities.  PAB Trust I’s sole asset were the debentures issued by us.  The debentures were scheduled to mature on December 8, 2031, but were callable at par at our option in whole or in part anytime on or after December 8, 2006.  We exercised our call option on the Debentures and redeemed the Debentures and the trust preferred securities on December 8, 2006.

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

At December 31, 2007, we had $3.6 million in an available secured credit line with the FHLB and an additional $45.6 million in unsecured Fed Funds lines of credit available with correspondent banks.

Contractual Obligations
Summarized below are our contractual obligations as of December 31, 2007.

		1 year	Over 1	Over 3	More than
Contractual Obligations	Total	or less	to 3 years	to 5 years	5 years
	(Dollars in Thousands)
FHLB Advances	$86,298	$7,594	$20,222	$35,745	$22,737
Operating Lease Obligations	1,593	367	497	321	408
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$98,201	$7,961	$20,719	$36,066	$33,455

Off-Balance-Sheet Financing
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit.  These financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  We use the same credit policies in making these commitments as we do for on-balance-sheet instruments.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At December 31, 2007, we had outstanding commitments to extend credit through open lines of credit of approximately $154.1 million and outstanding standby letters of credit of approximately $4.2 million.

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have strong credit ratings and are approved by our Board.  Due to these factors, we feel our credit risk exposure at December 31, 2007 was not material.

Commitments of Capital
At December 31, 2007, there were no binding commitments for material capital expenditures outstanding.

Stockholders’ Equity
We are required to comply with capital adequacy standards established by our regulatory agencies.  See the section titled “Capital Adequacy” under the caption “Supervision and Regulation” in Item 1 of this Report for more information on the regulatory capital adequacy standards.

The following table summarizes our consolidated regulatory capital ratios at December 31, 2007, 2006 and 2005.

				Minimum
				Regulatory
	2007	2006	2005	Requirement
Total Capital to Risk Weighted Assets	11.3%	12.3%	12.4%	8.0%
Tier 1 Capital to Risk Weighted Assets	10.0%	11.1%	11.1%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.5%	9.1%	9.2%	4.0%

Total stockholders’ equity increased $2.4 million, or 2.5%, during 2007.  Stockholders’ equity increased primarily from the retention of $5.4 million in earnings (net income of $10.8 million less $5.4 million in dividends paid), other comprehensive income of $1.8 million and the issuance of $691,000 in stock, offset by stock buy-back transactions of $5.9 million in 2007.  As a percentage of total assets, stockholders’ equity represented 8.2% at the end of 2007, compared to 8.5% at the end of 2006, as the pace of asset growth slightly exceeded the net increase in equity.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2007 was $10.8 million, or $1.13 per diluted share, as compared to $13.7 million, or $1.41 per diluted share, during the same period in 2006.  The $2.9 million, or 21.5%, decrease in net income is the net result of a $1.5 million decrease in net interest income (or $1.4 million on a taxable-equivalent basis), a $2.4 million increase in the provision for loan losses and a $1.4 million increase in other expenses, offset by a $611,000 increase in other income and a $1.8 million decrease in income tax expense.  The impact on our year to date earnings from our three de novo branches and the loan production office opened between October 2006 and February 2007 was approximately $1.5 million, or approximately $0.16 per diluted share.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2007 were 0.93% and 11.00%, respectively, compared to a 1.29% ROA and a 14.99% ROE for 2006.

The reasons for these changes are discussed in more detail below.

Net Interest Income

The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  Our net interest income for 2007, on a tax equivalent basis, decreased by $1.39 million, or 3.2%, over 2006.  Interest income (on a tax equivalent basis) increased $7.27 million, or 9.3%, and interest expense increased by $8.65 million, or 25.8%, during 2007.  The growth in interest income is the result of a $91.9 million increase in the average balance of our earning assets and a one basis point improvement in the average yield on those earning assets during the year, from 7.77% in 2006 to 7.78% in 2007.  The increase in interest expense is the result of a $93.6 million increase in the average balance of our interest-bearing liabilities and a 52 basis point rise in the average rate paid on those interest-bearing liabilities from 3.87% in 2006 to 4.39% in 2007.

Our net interest income for 2006, on a tax equivalent basis, increased by $5.31 million, or 13.6%, over 2005.  Interest income (on a tax equivalent basis) increased $18.47 million, or 31.0%, and interest expense increased by $13.16 million, or 64.5%, during 2006.  The growth in interest income was the result of a $114.6 million increase in the average balance of our earning assets and a 108 basis point improvement in the average yield on those earning assets during the year, from 6.69% in 2005 to 7.77% in 2006.  The increase in interest expense was the result of a $118.5 million increase in the average balance of our interest-bearing liabilities and a 115 basis point rise in the average rate paid on those interest-bearing liabilities from 2.72% in 2005 to 3.87% in 2006.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin decreased from 4.43% in 2006 to 3.93% in 2007, a 50 basis point decline.  The reduction in short-term interest rates during the third and fourth quarters of 2007 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  Our ability to improve our net interest margin in 2008 is not expected considering the interest rate environment and narrowing spreads on our earning assets.

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

For the year ended December 31, 2007, we recorded $2.4 million as a provision for loan losses, while we did not incur a provision for loan losses in 2006.  The increase is due to a growing loan portfolio, as well as a significant increase in the level of nonperforming loans at December 31, 2007.  We recorded $868,000 in loan charge-offs against the allowance for loan losses in 2007, a 5.7% increase compared to $821,000 in charge-offs in 2006.  However, we recovered $368,000 in previously charged-off loans during 2007, bringing our net charge-offs to $500,000, or 0.06% of average loans, for the year.

Noninterest Income

The following table summarizes noninterest income during the last three years.

For the Year Ended December 31,	2007		2006		2005
		Percentage		Percentage
		Change		Change
	Amount	2007 vs. 2006	Amount	2006 vs. 2005	Amount
	(Dollars In Thousands)
Service charges on deposit accounts	$3,617	-6.7%	$3,875	-3.5%	$4,017
Mortgage origination fees	405	-18.8%	499	-17.0%	601
Brokerage commissions and fees	13	30.0%	10	-23.1%	13
ATM / debit card fee income	643	14.6%	561	19.4%	470
Other commissions and fees	221	-10.2%	246	3.8%	237
Securities transactions, net	313	-157.7%	(542)	4827.3%	(11)
Earnings of bank-owned life insurance	406	3.0%	394	14.5%	344
Gain (loss) on disposal / write-down of assets	81	252.2%	23	-129.1%	(79)
Other noninterest income	292	-7.0%	314	42.1%	221
Total Noninterest Income	$5,991	11.4%	$5,380	-7.4%	$5,813

Noninterest income increased 11.4% in 2007.  As a percentage of average assets, noninterest income, excluding securities transactions and other non-recurring gains and losses, has been 0.49%, 0.55% and 0.62% for each of the last three years ended December 31, 2007, 2006 and 2005, respectively.

Service charges on deposit accounts have declined over the past three years due to competitive pricing issues and the introduction of a free checking product with no monthly service fees.  Our NSF fees have also gradually decreased over the past few years, while overdraft fees have remained constant as we continue to offer overdraft protection on many of our deposit products.

Mortgage origination fees have decreased since 2005 due to a decrease in refinancing activity because of the interest rate environment and due to turnover in mortgage originators during 2006 and 2007.

Fee income from ATM and debit cards increased in 2006 and 2007 as the volume of point-of-sale transactions has continued to increase from previous years.  We also placed three additional ATMs in service during the fourth quarter of 2006.  However, we are offering a no-fee ATM deposit product in selective markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

We incurred a net $313,000 gain on security transactions during 2007, compared to a $542,000 net loss in 2006.  During 2007, we recorded a $372,000 gain on the sale of equity securities and a $59,000 net loss on the sale of various debt securities.  During the first quarter of 2006, we sold $12.0 million in lower-yielding, cash flow bonds and replaced them with higher-yielding, call protected bonds to protect us in a declining interest rate environment.  During the third quarter of 2006, we sold a $5.0 million 4.0% Agency bond and replaced it with a 6.0% Agency bond.  We incurred a net loss of $707,000 on these large securities transactions that we expect to recover in the form of an increase in interest income over the next few years.  These losses were partially offset by a $167,000 gain on sale of equity securities during the fourth quarter of 2006.

We recorded a net gain on the sale of foreclosed assets in 2007 of $94,000, offset by a write-down of obsolete equipment of $13,000.  This is compared to a net gain on the sale of foreclosed assets in 2006 of $23,000.  In 2005, the $79,000 loss on disposal of assets was due primarily to the write-down of obsolete equipment.

Noninterest Expense

The following table summarizes noninterest expense during the last three years.

For the Year Ended December 31,	2007		2006		2005
		Percentage		Percentage
		Change		Change
	Amount	2007 vs. 2006	Amount	2006 vs. 2005	Amount
	(Dollars In Thousands)
Salaries and wages	$16,431	6.7%	$15,396	15.6%	$13,322
Deferred loan cost	(1,969)	11.0%	(1,774)	10.3%	(1,609)
Employee benefits	4,119	-6.3%	4,396	29.4%	3,398
Net occupancy expense of premises	2,374	18.4%	2,005	2.1%	1,963
Furniture and equipment expense	2,279	3.4%	2,203	5.8%	2,082
Advertising and business development	626	9.2%	573	5.9%	541
Supplies and printing	463	-6.7%	496	-5.9%	527
Telephone and internet charges	635	34.8%	471	28.3%	367
Postage and courier	645	13.4%	569	-6.4%	608
Legal and accounting fees	559	25.1%	447	7.5%	416
Consulting fees	209	-31.9%	307	-25.7%	413
Director fees and expenses	398	-8.5%	435	5.6%	412
Service charges and fees	622	23.4%	504	0.0%	504
Other noninterest expense	2,199	2.8%	2,139	16.6%	1,834
Total Noninterest Expense	$29,590	5.1%	$28,167	13.7%	$24,778

Noninterest expense increased 5.1% in 2007, from $28.2 million in 2006 to $29.6 million in 2007.  As a percentage of average assets, noninterest expense was 2.54%, 2.64% and 2.61% in 2007, 2006 and 2005, respectively.  Our overhead efficiency ratio, a measure of noninterest expense as a percentage of net interest income plus other noninterest income, increased from 55.88% in 2006 to 60.74% in 2007.

The 6.7% increase in salaries and wages is the result of new hires, annual raises and promotions.  We increased our number of full time employees by 1.6%, from 311 at December 31, 2006 to 316 at December 31, 2007.  Deferred loan cost, which is a credit against salaries and wages, increased 11.0% from 2006 and resulted in a decrease in expense reported during 2007, compared to 2006.  The increase in the deferral of loan costs is due to an increase in most standard loan costs during 2007.

Employee benefits decreased due to an 8% decrease in health insurance costs and a 71% decrease in employee relocation and other qualified moving expenses.  During 2006, we expensed non-recurring moving expenses for several members of our management team.

Occupancy expense and furniture and equipment expense increased significantly in 2007 due to a 53% increase in lease expense for additional office space and equipment.  We also incurred an 18% increase in real and personal property taxes paid during 2007, compared to 2006.

Telephone and internet charges continued to increase significantly during 2007 due to the opening of new offices, additional lines needed for data transmission, the addition of redundant communication lines for contingencies and increased telecommunications rates and fees.

The 25.1% increase in legal and accounting fees is related to a 67% increase in our legal consultation and litigation fees.  Our accounting and audit fees only increased 5% from 2006.

Consulting fees continued to decrease in 2007, due primarily to the reduction of pre-employment and recruiting costs paid to outside consultants and recruiters.  During 2006, the Company employed a recruiter to work exclusively for the Company.

The 8.5% decrease in director fees is attributable to the reduction of our Board of Directors from 14 to 13 members in May 2007 and fewer committee meetings throughout the year.

Income Taxes

The provision for income tax expense as a percentage of pre-tax income was 34.5%, 35.3% and 33.8% for 2007, 2006 and 2005, respectively.  Since the first quarter of 2006, we have invested in several affordable housing projects to receive State of Georgia low income housing tax credits to help reduce our state income tax expense.  There is also a difference between the effective rate and the statutory federal rate of 35% due to income earned on tax-exempt municipalities, earnings on the cash value of our bank-owned life insurance and state income taxes.  During 2006, we incurred additional Georgia income tax expense as a result of filing unconsolidated 2005 tax returns with our banking subsidiary, The Park Avenue Bank.

Fourth Quarter Results

For the fourth quarter of 2007, our net income was $1.6 million, or $0.18 per diluted share, compared to net income of $3.3 million, or $0.34 per share, posted in the fourth quarter of 2006.  In the fourth quarter of 2007, we provided $1.8 million to the allowance for loan losses, while we did not record a provision for loan losses in the fourth quarter of 2006.  Our net interest margin for the fourth quarter of 2007 was 3.61% compared to 4.09% in 2006.  The average yield on earning assets decreased 29 basis points to 7.48% in the fourth quarter of 2007 from 7.77% in 2006.  However, the average rate paid on interest-bearing liabilities increased 13 basis points, from 4.24% in 2006 to 4.36% in the fourth quarter of 2007.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had a material impact on PAB’s earnings or financial position as of or for the year ended December 31, 2007.  For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At December 31, 2007, our one-year management-adjusted gap ratio of 0.98 was within our policy guidelines.  Although we are now showing a slightly liability-sensitive balance sheet gap position in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.13 at year-end.

We have reduced the level of asset-sensitivity on the Company’s balance sheet in an effort to better mitigate our interest rate risk in an interest rate decline.  We have accomplished this by conscientiously lengthening the duration of our earning assets and shortening the duration of our deposits and other borrowings.  Also, in June 2006, we entered into a $50 million 3-year 8.25% Prime rate floor contract to further hedge our interest rate risk in a declining interest rate environment.

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$572,541	$604,014	$686,218
Rate Sensitive Liabilities (RSL)	536,090	673,616	826,839
RSA minus RSL (Gap)	$36,451	$(69,602)	$(140,621)

Gap Ratio (RSA/RSL)	1.07	0.90	0.83

Management-Adjusted
Rate Sensitive Assets (RSA)	$614,721	$685,701	$837,686
Rate Sensitive Liabilities (RSL)	543,327	687,465	852,246
RSA minus RSL (Gap)	$71,394	$(1,764)	$(14,560)

Gap Ratio (RSA/RSL)	1.13	1.00	0.98

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 10% using this analysis.  As of December 31, 2007, the simulation model projected net interest income would increase 2.00% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 8.37% over the next year if market rates immediately fell by 200 basis points.  These projections are a significant change from a 13.54% increase projected at December 31, 2005 if market rates had increased by 200 basis points and a 15.37% decrease projected at December 31, 2005 if market rates had fallen by 200 basis points.  The lower volatility in our results is due primarily to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	4.29%	3.08%
+200 bps	3.43%	2.00%
+100 bps	1.23%	0.58%
-100 bps	-3.51%	-4.02%
-200 bps	-6.37%	-8.37%
-300 bps	-7.48%	-13.77%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Summary for 2007 and 2006
(The sum of the quarterly results presented may not agree with the results for the full year due to rounding.)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2007:
Interest income	$20,451	$21,345	$21,866	$21,013
Interest expense	9,783	10,386	11,084	10,956
Net interest income	10,668	10,959	10,782	10,057
Provision for loan losses	-	200	400	1,800
Net interest income after provision for loan losses	10,668	10,759	10,382	8,257
Other income	1,478	1,359	1,471	1,682
Other expenses	7,470	7,209	7,471	7,440
Income before income taxes	4,676	4,909	4,382	2,499
Income tax	1,612	1,688	1,523	858
Net income	$3,064	$3,221	$2,859	$1,641

Basic earnings per share	$0.32	$0.34	$0.30	$0.18
Diluted earnings per share	$0.32	$0.33	$0.30	$0.18

Year ended December 31, 2006:
Interest income	$17,848	$19,306	$20,173	$20,239
Interest expense	6,956	8,006	8,936	9,658
Net interest income	10,892	11,300	11,237	10,581
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	10,892	11,300	11,237	10,581
Other income	1,041	1,557	1,204	1,578
Other expenses	6,756	7,182	7,000	7,230
Income before income taxes	5,177	5,675	5,441	4,929
Income tax	1,865	2,083	1,908	1,632
Net income	$3,312	$3,592	$3,533	$3,297

Basic earnings per share	$0.35	$0.38	$0.37	$0.35
Diluted earnings per share	$0.34	$0.37	$0.36	$0.34

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

The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  To make this assessment, we used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting.  A copy of the auditor’s attestation report is included in this Annual Report on Form 10-K.

PAB BANKSHARES, INC.

/s/ M. Burke Welsh, Jr	/s/ Donald J. Torbert, Jr.
M. Burke Welsh, Jr.	Donald J. Torbert, Jr.
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 26, 2008	February 26, 2008
Date	Date

Certified Public Accountants, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited PAB Bankshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PAB Bankshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PAB Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAB Bankshares, Inc. and subsidiaries, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of PAB Bankshares, Inc., and our report dated, February 18, 2008, expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
February 18, 2008

Certified Public Accountants, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited the accompanying balance sheets of PAB Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAB Bankshares and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2008, expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
February 18, 2008

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
Cash and balances due from banks	$29,451,700	$26,712,252
Interest-bearing deposits in other banks	393,276	550,307
Federal funds sold	559,444	41,612,728
Investment securities	194,794,481	184,092,858

Loans	921,348,906	820,304,092
Allowance for loan losses	(12,905,938)	(11,006,097)
Net loans	908,442,968	809,297,995

Premises and equipment, net	20,177,671	20,779,587
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,881,384	11,474,964
Foreclosed assets	6,360,258	987,814
Other assets	20,625,156	19,310,677

Total assets	$1,198,670,942	$1,120,803,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$89,423,571	$100,910,593
Interest-bearing demand and savings	354,742,862	328,828,309
Time	535,982,585	478,744,090
Total deposits	980,149,018	908,482,992

Federal funds purchased and securities sold under agreements to repurchase	16,175,370	7,648,664
Advances from the Federal Home Loan Bank of Atlanta	86,297,705	90,190,702
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	8,062,877	8,855,694
Total liabilities	1,100,994,970	1,025,488,052

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,223,217 and 9,504,969 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	22,792,940	27,584,852
Retained earnings	72,822,852	67,476,178
Accumulated other comprehensive income (loss)	843,115	(962,361)
Total stockholders' equity	97,675,972	95,315,734

Total liabilities and stockholders' equity	$1,198,670,942	$1,120,803,786

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Interest income:
Interest and fees on loans	$74,060,094	$67,353,896	$51,804,646
Interest and dividends on investment securities:
Taxable	8,210,696	7,718,646	5,580,856
Nontaxable	1,214,213	922,097	413,026
Other interest income	1,190,678	1,571,446	1,572,029
Total interest income	84,675,681	77,566,085	59,370,557

Interest expense:
Interest on deposits	36,887,599	28,455,480	16,475,739
Interest on Federal Home Loan Bank advances	4,068,962	3,847,529	3,053,155
Interest on other borrowings	1,253,271	1,252,427	868,954
Total interest expense	42,209,832	33,555,436	20,397,848

Net interest income	42,465,849	44,010,649	38,972,709

Provision for loan losses	2,400,000	-	1,188,600
Net interest income after provision for loan losses	40,065,849	44,010,649	37,784,109

Other income:
Service charges on deposit accounts	3,616,552	3,874,908	4,017,244
Other fee income	1,282,167	1,315,441	1,320,987
Securities transactions, net	312,988	(542,253)	(11,464)
Other noninterest income	779,560	731,544	485,783
Total other income	5,991,267	5,379,640	5,812,550

Other expenses:
Salaries and employee benefits	18,581,881	18,017,713	15,110,181
Occupancy expense of premises	2,373,917	2,004,599	1,962,923
Furniture and equipment expense	2,278,600	2,202,592	2,081,575
Other noninterest expense	6,355,767	5,942,224	5,623,480
Total other expenses	29,590,165	28,167,128	24,778,159

Income before income tax expense	16,466,951	21,223,161	18,818,500
Income tax expense	5,681,236	7,487,944	6,365,777

Net income	$10,785,715	$13,735,217	$12,452,723

Earnings per common share:
Basic	$1.14	$1.45	$1.31
Diluted	$1.13	$1.41	$1.28

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Net income	$10,785,715	$13,735,217	$12,452,723

Other comprehensive income (loss):
Unrealized gain on cash flow hedge during the period,net of tax of $281,360; $60,703; and $0	506,137	129,124	-
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax (benefit) of $809,190; ($123,554); and ($504,222)	1,502,781	(229,456)	(923,493)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax (benefit) of $109,546; ($189,789); and ($4,012)	(203,442)	352,464	7,452
	1,805,476	252,132	(916,041)

Comprehensive income	$12,591,191	$13,987,349	$11,536,682

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Stated Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2004	9,495,320	$1,217,065	$29,143,017	$50,938,254	$(298,452)	$80,999,884
Net income	-	-	-	12,452,723	-	12,452,723
Other comprehensive loss	-	-	-	-	(916,041)	(916,041)
Cash dividends declared,$.475 per share	-	-	-	(4,518,798)	-	(4,518,798)
Stock acquired and cancelled under stock repurchase plan	(87,483)	-	(1,468,714)	-	-	(1,468,714)
Stock options exercised	61,180	-	451,729	-	-	451,729
Balance, December 31, 2005	9,469,017	1,217,065	28,126,032	58,872,179	(1,214,493)	87,000,783
Net income	-	-	-	13,735,217	-	13,735,217
Other comprehensive income	-	-	-	-	252,132	252,132
Cash dividends declared,$.54 per share	-	-	-	(5,131,218)	-	(5,131,218)
Stock acquired and cancelled under stock repurchase plan	(124,559)	-	(2,503,298)	-	-	(2,503,298)
Stock-based compensation	-	-	290,245	-	-	290,245
Stock options exercised	160,511	-	1,671,873	-	-	1,671,873
Balance, December 31, 2006	9,504,969	1,217,065	27,584,852	67,476,178	(962,361)	95,315,734
Net income	-	-	-	10,785,715	-	10,785,715
Other comprehensive income	-	-	-	-	1,805,476	1,805,476
Cash dividends declared,$.58 per share	-	-	-	(5,439,041)	-	(5,439,041)
Stock acquired and cancelled under stock repurchase plan	(344,492)	-	(5,894,104)	-	-	(5,894,104)
Stock-based compensation	-	-	410,851	-		410,851
Stock options exercised	62,740	-	691,341	-	-	691,341
Balance, December 31, 2007	9,223,217	$1,217,065	$22,792,940	$72,822,852	$843,115	$97,675,972

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,785,715	$13,735,217	$12,452,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,716,530	1,668,092	2,190,391
Provision for loan losses	2,400,000	-	1,188,600
Provision for deferred taxes	(644,268)	303,268	(940,628)
Net realized (gain) loss on securities transactions	(312,988)	542,253	11,464
Net (gain) loss on disposal or write down of assets	(70,860)	(26,048)	79,309
Stock-based compensation expense	410,851	290,245	-
Increase in cash value of bank-owned life insurance	(406,420)	(394,242)	(343,518)
Increase (decrease) in deferred compensation accrual	(226,951)	223,709	(14,727)
Decrease in retirement and severance accruals	(159,799)	(232,441)	(357,508)
(Increase) decrease in interest receivable	8,761	(1,372,405)	(1,762,178)
Increase in interest payable	78,775	397,514	460,375
Increase in taxes receivable	(957,764)	(730,032)	(1,149,243)
Net change in other assets and other liabilities	(485,914)	254,635	622,312
Net cash provided by operating activities	12,135,668	14,659,765	12,437,372

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	157,031	2,527,593	(2,093,163)
(Increase) decrease in federal funds sold	41,053,284	966,121	(9,962,728)
Purchase of debt securities	(43,392,095)	(69,673,261)	(59,463,549)
Proceeds from sales and calls of debt securities	22,537,742	22,802,388	12,794,845
Proceeds from maturities and paydowns of debt securities	11,734,367	20,456,192	16,447,139
Purchase of equity securities	(65,858)	(887,783)	(802,300)
Redemption of equity securities	886,151	338,600	418,800
Net increase in loans	(108,962,052)	(74,742,227)	(106,135,736)
Purchase of premises and equipment	(1,243,446)	(5,344,196)	(1,490,608)
Proceeds from disposal of fixed assets and foreclosed assets	2,234,053	6,398,818	164,059
Net cash used in investing activities	(75,060,823)	(97,157,755)	(150,123,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	71,666,026	92,802,250	158,130,306
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	8,526,706	1,331,529	(7,850,963)
Advances from Federal Home Loan Bank	47,500,000	45,000,000	38,318,600
Payments on advances from Federal Home Loan Bank	(51,392,997)	(44,852,896)	(47,276,127)
Dividends paid	(5,432,369)	(4,984,149)	(4,284,703)
Proceeds from the exercise of stock options	691,341	1,671,873	451,729
Proceeds from the issuance of trust preferred securities	-	10,000,000	-
Redemption of trust preferred securities	-	(10,000,000)	-
Purchase of cash flow hedge derivative instrument	-	(451,250)	-
Repurchase of preferred stock in REIT subsidiaries	-	-	(8,000)
Liquidating distribution of preferred stock in REIT subsidiaries	-	-	(107,000)
Acquisition of stock under stock repurchase plans	(5,894,104)	(2,503,298)	(1,468,714)
Net cash provided by financing activities	65,664,603	88,014,059	135,905,128

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Net increase (decrease) in cash and balances due from banks	$2,739,448	$5,516,069	$(1,780,741)

Cash and balances due from banks at beginning of period	26,712,252	21,196,183	22,976,924

Cash and balances due from banks at end of period	$29,451,700	$26,712,252	$21,196,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$42,131,057	$33,157,922	$19,937,473
Taxes	$5,770,337	$7,532,047	$8,455,648

NONCASH INVESTING AND FINANCING TRANSACTIONS
(Increase) decrease in unrealized losses on securities available for sale	$1,998,983	$189,243	$(1,416,251)
Increase in unrealized gain on cash flow hedge	$787,496	$189,827	$-
Transfer of loans to foreclosed assets	$7,417,079	$7,303,184	$170,958

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PAB Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the “Bank”).  The Bank is a state-chartered member bank of the Federal Reserve System that was founded in 1956 in Valdosta, Lowndes County, Georgia.  Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.  The following is a listing of the Bank’s offices as of December 31, 2007:

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

The Company also owns PAB Bankshares Capital Trust II, a Delaware statutory business trust.  This non-operating subsidiary was created in 2006 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company, all of which are described more fully in Note 9.  The Company previously owned PAB Bankshares Capital Trust I, a Delaware statutory business trust, which was created in 2001 for the same purpose, and was dissolved in December 2006.  The Company has determined that Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities requires deconsolidation of both PAB Bankshares Capital Trust I and II.

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

Cash and Balances Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and balances due from banks include cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from loans, federal funds sold, interest bearing deposits in other banks, federal funds purchased and securities sold under repurchase agreements and deposits are reported net.  At various times throughout the year, cash balances held at other financial institutions will exceed federally insured limits.

Interest Bearing Deposits in Other Banks

Interest-bearing deposits in other banks are primarily overnight funds or funds which mature within one year and are carried at cost.

Investment Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect.  Equity securities are comprised of marketable equity securities recorded at fair value, restricted equity securities, which are the Bank’s required investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta, recorded at cost, and other equity securities, which consists of an investment in the common stock of a non-publicly traded correspondent bank.  The restricted and other equity securities without readily determinable fair values are periodically evaluated for impairment.  At December 31, 2007, there were no known events that have occurred to require an impairment evaluation for these investments.

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

Premises and Equipment

Land is carried at cost.  Buildings and equipment are stated at cost less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets, ranging from 10-40 years for buildings and improvements, and 3-10 years for furniture, fixtures and equipment.  Generally, furniture, fixtures and equipment with a cost per unit of less than $1,000 are expensed as incurred and are not capitalized.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment of the carrying value as of November 30, 2007.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2007, 2006 and 2005.

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

Stock Based Compensation Plans

At December 31, 2007, the Company had options outstanding under two stock-based employee compensation plans, which are described in more detail in Note 17.  Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R.  In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with FASB No. 123R, prior period amounts were not restated.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation.

2005
Net income, as reported	$12,452,723
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(265,594)
Pro forma net income	$12,187,129
Earnings per share:
Basic – as reported	$1.31
Basic – pro forma	$1.29
Diluted – as reported	$1.28
Diluted – pro forma	$1.26

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

Recent Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement.  Under the Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, the Statement establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the Statement, fair value measurements would be separately disclosed by level within the fair value hierarchy.  Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  The Statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments.  Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations.  The Statement will significantly change the accounting for business combinations, as an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  The Statement changes the accounting treatment for several specific items, such as acquisition costs, noncontrolling interests (formerly referred to as minority interests), contingent liabilities, restructuring costs and changes in deferred tax asset valuation allowances.  The Statement also includes a substantial number of new disclosure requirements.  Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently evaluating the impact the adoption of this statement will have on the accounting for future acquisitions and business combinations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.  The Statement establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary.  Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company currently does not have any noncontrolling interests and is evaluating the impact the adoption of this statement will have on the accounting for future business combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	RESTRICTIONS ON CASH AND BALANCES DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with correspondent banks and the Federal Reserve Bank of Atlanta, based on a percentage of deposits.  The total of those reserve balances was approximately $5,607,000 and $7,533,000 at December 31, 2007 and 2006, respectively.

NOTE 3.	INVESTMENT SECURITIES

A summary of the amortized cost and approximate fair value of investment securities, with gross unrealized gains and losses, follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. Government sponsored agencies	$69,787,616	$512,362	$(64,692)	$70,235,286
State and municipal securities	32,480,766	204,241	(352,938)	32,332,069
Mortgage-backed securities	77,152,178	379,068	(330,401)	77,200,845
Corporate debt securities	6,537,841	10,655	(41,123)	6,507,373
Equity securities	8,516,305	2,603	-	8,518,908
	$194,474,706	$1,108,929	$(789,154)	$194,794,481

December 31, 2006
U.S. Government sponsored agencies	$83,494,688	$34,135	$(1,235,002)	$82,293,821
State and municipal securities	28,939,069	255,044	(302,374)	28,891,739
Mortgage-backed securities	59,806,549	46,967	(978,046)	58,875,470
Corporate debt securities	4,566,769	-	(38,519)	4,528,250
Equity securities	8,964,991	542,755	(4,168)	9,503,578
	$185,772,066	$878,901	$(2,558,109)	$184,092,858

The amortized cost and fair value of investment securities as of December 31, 2007, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Equity securities have a perpetual life and no stated maturity; therefore, these securities and the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$3,588,376	$3,584,330
Due from one to five years	29,838,652	29,923,193
Due from five to ten years	22,913,643	23,003,384
Due after ten years	52,465,552	52,563,821
Mortgage-backed securities	77,152,178	77,200,845
Equity securities	8,516,305	8,518,908
	$194,474,706	$194,794,481

Securities with a carrying value of $103,509,033 and $116,802,664 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	INVESTMENT SECURITIES (Continued)

Gains and losses on sales and calls of investment securities for the years ended December 31, 2007, 2006 and 2005 consist of the following:

	2007	2006	2005
Gross gains on securities transactions	$434,217	$167,187	$14,834
Gross losses on securities transactions	(121,229)	(709,440)	(26,298)
Net realized gain (loss) on securities transactions	$312,988	$(542,253)	$(11,464)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category, at December 31, 2007 and 2006.  At December 31, 2007 there are three U.S. Government sponsored agency debt issues, fourteen mortgage-backed securities issued by U.S. Government sponsored agencies, twenty-three municipal securities and one corporate debt security in the investment portfolio that have been in a continuous unrealized loss position for twelve months or longer.  As management has the intent and ability to hold the securities until maturity, or the foreseeable future, and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, none of the declines in value are deemed to be other than temporary.

	Less than Twelve Months		Twelve Months or Longer
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$11,293,466	$23,169	$11,444,150	$41,523
State and municipal securities	7,933,083	53,094	10,007,484	299,844
Mortgage-backed securities	10,618,640	7,273	26,792,785	323,128
Corporate debt securities	968,300	31,606	526,950	9,517
Equity securities	-	-	-	-
Total temporarily impaired securities	$30,813,489	$115,142	$48,771,369	$674,012

December 31, 2006
U.S. Government sponsored agencies	$22,734,105	$127,554	$42,693,288	$1,107,448
State and municipal securities	6,184,828	52,529	6,863,926	249,845
Mortgage-backed securities	13,860,017	106,937	34,803,122	871,109
Corporate debt securities	2,996,700	23,101	531,550	15,418
Equity securities	517,773	4,168	-	-
Total temporarily impaired securities	$46,293,423	$314,289	$84,891,886	$2,243,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31, 2007 and 2006 follows.

	2007	2006
Commercial and financial	$78,729,774	$66,376,066
Agricultural	41,860,681	43,302,385
Real estate – construction	352,731,985	295,245,619
Real estate – commercial	248,271,663	255,461,494
Real estate – residential	174,157,534	142,501,330
Installment loans to individuals and others	25,825,467	18,290,234
Overdrafts	186,155	124,073
	921,763,259	821,301,201
Deferred loan fees and unearned interest, net	(414,353)	(997,109)
	921,348,906	820,304,092
Allowance for loan losses	(12,905,938)	(11,006,097)
	$908,442,968	$809,297,995

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 follows.

	2007	2006	2005
Balance, beginning of year	$11,006,097	$11,079,193	$9,066,566
Provision charged to operations	2,400,000	-	1,188,600
Loans charged-off	(868,201)	(821,214)	(281,331)
Recoveries	368,042	748,118	1,105,358
Balance, end of year	$12,905,938	$11,006,097	$11,079,193

A summary of information pertaining to impaired loans as of December 31, 2007 and 2006 follows.

	2007	2006
Loans accounted for on a nonaccrual basis	$11,404,832	$4,013,477
Loans past due 90 days or more and still accruing	37,378	33,688
Total impaired loans	$11,442,210	$4,047,165
Valuation allowance related to impaired loans	$1,965,439	$601,564

Additional information on impaired loans for the years ended December 31, 2007, 2006 and 2005 follows.

	2007	2006	2005
Average recorded investment in impaired loans	$4,883,934	$4,081,837	$5,864,878
Approximate amount of interest income that would have been recorded if the impaired loans had remained current and on an accrual status	$753,000	$261,600	$412,200
Interest income recognized on a cash basis on impaired loans	$33,658	$52,377	$12,992

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2007 follows.

Balance, beginning of year	$13,236,211
Advances	25,860,998
Repayments	(18,271,937)
Transactions due to changes in related parties	9,419,887
Balance, end of year	$30,245,159

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2007 and 2006 follows.

	2007	2006
Land	$6,201,540	$6,227,080
Buildings and improvements	18,489,560	17,861,267
Furniture, fixtures and equipment	9,935,865	9,942,429
Construction in progress	-	210,112
	34,626,965	34,240,888
Less accumulated depreciation	(14,449,294)	(13,461,301)
	$20,177,671	$20,779,587

Depreciation expense amounted to $1,701,263, $1,615,825 and $1,715,036, for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company leases office space at seven locations.  One location is leased on a month-to-month basis.  The other locations are under agreements with minimum contractual obligations as of December 31, 2007 follows.

Year	Amount
2008	$367,360
2009	257,545
2010	238,917
2011	223,095
2012	98,221
Later	407,606
$1,592,744

The Company also has commitments on various short-term operating leases for equipment.  Total lease expense amounted to $611,836, $401,090 and $304,781 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	DEPOSITS

A summary of interest-bearing deposits as of December 31, 2007 and 2006 follows.

	2007	2006
Interest-bearing demand	$319,512,641	$291,693,803
Savings	35,230,221	37,134,506
Time, $100,000 and over	223,260,805	198,807,994
Other time	312,721,780	279,936,096
	$890,725,447	$807,572,399

The Company had $35,599,000 and $37,754,000 in brokered deposits included in time deposits $100,000 and over as of December 31, 2007 and 2006, respectively.

Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 follows.

	2007	2006	2005
Interest-bearing demand	$11,049,142	$8,221,174	$3,363,143
Savings	563,840	525,973	313,214
Time, $100,000 and over	10,064,962	8,111,150	5,491,811
Other time	15,209,655	11,597,183	7,307,571
	$36,887,599	$28,455,480	$16,475,739

The scheduled maturities of time deposits at December 31, 2007 follow.

Year	Amount
2008	$406,704,862
2009	68,381,792
2010	48,677,903
2011	8,629,501
2012	3,451,795
Later	136,732
$535,982,585

NOTE 7.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  The Company has $50,000,000 in unsecured Federal funds lines of credit with correspondent banks.  At December 31, 2007, the Company had $4,401,500 in Federal funds purchased under these lines of credit.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to 90 days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a weekly basis.  Securities sold under repurchase agreements at December 31, 2007 and 2006 were $11,773,870 and $7,648,664, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	ADVANCES FROM THE FEDERAL HOME LOAN BANK

Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) as of December 31, 2007 and 2006.

	2007	2006
Adjustable rate advances due at various dates through September 30, 2009 with a weighted-average rate of 4.94% at December 31, 2007	$10,941,580	$35,941,580
Fixed rate advances due at various dates through February 26, 2024 with a weighted-average rate of 4.53% at December 31, 2007	14,356,125	15,249,122
Convertible advances due at various dates through May 19, 2015 with a weighted-average rate of 4.29% at December 31, 2007	61,000,000	39,000,000
	$86,297,705	$90,190,702

The Bank has pledged $62,846,965 in qualifying residential and commercial real estate mortgage loans and $27,880,460 in investment securities as collateral on the advances from the FHLB.

Contractual maturities of the advances from the FHLB at December 31, 2007 follow.  Actual maturities may differ from contractual maturities because of the conversion option of the convertible advances.

Year	Amount
2008	$7,593,789
2009	4,564,416
2010	15,657,456
2011	10,263,803
2012	25,481,173
Later	22,737,068
$86,297,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

On October 5, 2006, PAB Bankshares Capital Trust II (“PAB Trust II”) issued $10 million of Floating Rate Capital Securities (“trust preferred securities”).  The Company formed PAB Trust II, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company.  The interest rates on both the trust preferred securities and the Debentures are reset quarterly at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.63% (currently 6.46%).  The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust II’s obligations under the trust preferred securities.  PAB Trust II’s sole asset is the Debentures issued by the Company.  The Debentures will mature on December 31, 2036, but are callable at par by the Company in whole or in part anytime after December 31, 2011.  The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

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

As discussed in Note 1, the Company adopted FASB Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities, during the first quarter of 2004.  This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation.  The Company determined that the revised provisions required deconsolidation of PAB Trust I and II.  The Company recorded $310,000 in other assets in the consolidated balance sheet at December 31, 2007 and 2006, respectively, for common capital securities issued by the issuer trusts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	INCOME TAXES

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 follow.

	2007	2006	2005
Current	$6,325,504	$7,184,676	$7,306,405
Deferred	(644,268)	303,268	(940,628)
	$5,681,236	$7,487,944	$6,365,777

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences for the years ended December 31, 2007, 2006 and 2005 follows.

	2007	2006	2005
Tax at statutory rate	$5,763,433	$7,428,106	$6,586,475
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	96,846	352,316	57,109
Amortization of investment tax credits	288,600	167,422	66,781
Tax exempt income, net	(370,499)	(290,545)	(150,942)
Increase in cash value of bank- owned life insurance policies	(142,247)	(137,985)	(120,231)
Deferred tax adjustment	-	(3)	11
Stock based compensation	35,493	(47,686)	-
Other items, net	9,610	16,319	(73,426)
Income tax expense	$5,681,236	$7,487,944	$6,365,777

The components of deferred income taxes at December 31, 2007 and 2006 follow.

	2007	2006
Deferred tax assets and (liabilities):
Accrued severance payable	$-	$55,930
Allowance for loan losses	4,517,078	3,852,134
Deferred compensation	710,434	789,867
Deferred loan origination cost	(520,786)	(444,455)
Deferred loan origination fees	665,893	778,234
Impaired loan interest	231,431	78,558
Other assets	21,179	25,934
Premises and equipment	(525,574)	(638,872)
Nonqualified stock options	76,837	34,894
Unrealized gain on cash flow hedge derivative instrument	(342,063)	(60,703)
Unrealized (gain) loss on securities available for sale	(111,921)	587,724
Net deferred tax assets	$4,722,508	$5,059,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	INCOME TAXES (Continued)

The Company has invested in affordable housing projects to receive State of Georgia low income housing tax credits to help reduce state income tax expense.  The investment in these credits totaled $2,632,556 and $1,403,225 at December 31, 2007 and 2006, respectively.  The projected availability of the unused credits follows:

Year of projected availability:	Amount

2008	$797,521
2009	797,521
2010	797,521
2011	797,521
2012	797,521
Later	2,390,468
Total	$6,378,073

NOTE 11.	EMPLOYEE BENEFIT PLANS

The Company provides an employee 401(k) plan for qualified employees.  The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation.  The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors.  Approximately 3.0%, 3.5%, and 4.5% of the participants’ eligible compensation was accrued as the discretionary profit sharing contributions for 2007, 2006 and 2005, respectively.  The employer contributions are on a five-year vesting schedule.  All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed one month of employment to become eligible, with employer contributions beginning after six months of employment.  Aggregate expense under the plan charged to salaries and employee benefits expense during 2007, 2006 and 2005 amounted to $862,419, $705,675 and $756,288, respectively.

NOTE 12.	DEFERRED COMPENSATION AND RETIREMENT PLANS

Under separate deferred compensation agreements executed in prior years with certain officers, deferred compensation is to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer.  Annual accruals were made based on actuarial assumptions for the present value of the future obligations.  In 2001, the Board of Directors elected to terminate these plans.  At that time, the Company recorded an expense and an accrual of approximately $898,000 for the net present value of the liability covering two executive officers that were retiring at the end of 2001.  The total accrued liability for these deferred compensation plans was $2,029,812 and $2,256,763 at December 31, 2007 and 2006, respectively.  On an annual basis, the Company re-evaluates the net present value of these future obligations and records an additional expense to account for the accrual.  The expense for these deferred compensation plans charged to salaries and employee benefits expense were $99,457, $388,796, and $150,360 during 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	OTHER INCOME AND EXPENSES

Other fee income for the years ended December 31, 2007, 2006 and 2005 follows.

	2007	2006	2005
Mortgage origination fees	$404,749	$498,727	$600,615
Brokerage commissions and fees	13,487	9,831	13,467
ATM and debit card fee income	642,685	560,906	470,421
Insurance premiums	29,215	38,793	47,379
Other fee income	192,031	207,184	189,105
Total other fee income	$1,282,167	$1,315,441	$1,320,987

Other noninterest income for the years ended December 31, 2007, 2006 and 2005 follows.

	2007	2006	2005
Earnings on bank-owned life insurance	$406,419	$394,242	$343,518
Gain (loss) on disposal and write-down of assets	80,851	22,616	(79,310)
Check order revenue	217,778	230,606	142,587
Other noninterest income	74,512	84,080	78,988
Total other noninterest income	$779,560	$731,544	$485,783

Other noninterest expense for the years ended December 31, 2007, 2006 and 2005 follows.

	2007	2006	2005
Advertising and business development	$625,765	$573,368	$541,075
Supplies and printing	463,113	495,840	527,389
Telephone and internet charges	634,445	471,124	366,995
Postage and courier	644,774	569,309	607,987
Legal and accounting fees	559,417	446,842	416,006
Director fees and expenses	398,078	434,797	412,762
Service charges and fees	621,923	504,045	504,137
Other noninterest expenses	2,408,252	2,446,899	2,247,129
Total other noninterest expense	$6,355,767	$5,942,224	$5,623,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 follows.

	2007	2006	2005
Basic earnings per share:
Net income	$10,785,715	$13,735,217	$12,452,723

Weighted average common shares outstanding	9,418,796	9,499,434	9,514,775

Earnings per common share	$1.14	$1.45	$1.31

Diluted earnings per share:
Net income	$10,785,715	$13,735,217	$12,452,723

Weighted average common shares outstanding	9,418,796	9,499,434	9,514,775
Effect of dilutive stock options	141,528	207,555	172,119
Weighted average diluted common shares outstanding	9,560,324	9,706,989	9,686,894

Earnings per common share	$1.13	$1.41	$1.28

For the years ended December 31, 2007, 2006 and 2005, options to purchase 180,788, 59,896 and 101,983, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 15.	EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On July 1, 2002, the Board of Directors established an Employee and Director Stock Purchase Program to enable the Company and its participating subsidiaries to provide to their respective employees and directors a convenient means of purchasing for long term investment, and not for short term speculative gain, common stock of the Company and thereby promote interest in the Company’s continuing success, growth and development.  The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company’s stock with the Company matching 50% of the participant’s purchase.  In order to be eligible, an employee must be full-time and have worked a full month.   During the years ended December 31, 2007, 2006 and 2005, the Company recorded $144,329, $138,458 and $114,354, respectively, of expense associated with this program.  The number of shares in the program at December 31, 2007 and 2006 was 98,544 and 84,838, respectively.

NOTE 16.	DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN

In 1993, the Board of Directors approved a dividend reinvestment and common stock purchase plan.  The Board of Directors amended the plan in 2007.  The plan is designed to provide stockholders with a simple and convenient means to reinvest cash dividends and make additional cash purchases of the Company’s common stock.  The Company acquires shares in the open market as needed to fill orders for dividend reinvestment and stock purchases under the plan rather than issuing additional shares of common stock.

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

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At December 31, 2007, there were 65,300 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.  On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Stock Option Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments.  This amendment was subsequently approved at the Company’s annual meeting of shareholders on May 23, 2006.  At December 31, 2007, there were 622,366 stock options available for grant and there were 629,446 options outstanding that were granted under the 1999 Stock Option Plan.

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R.  In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with FASB No. 123R, prior period amounts were not restated. FASB No. 123R also requires the tax benefits associated with these stock-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.

At December 31, 2007, there was approximately $932,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.69 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A summary of the status of the two fixed plans at December 31, 2007, 2006 and 2005 and changes during the years ended on those dates follows.

	2007		2006		2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	659,286	$13.85	703,597	$11.91	651,777	$11.03
Granted	108,500	16.49	121,500	20.55	122,500	14.57
Exercised	(62,740)	11.02	(160,511)	10.42	(61,180)	7.38
Forfeited	(10,300)	16.55	(5,300)	13.58	(9,500)	13.16
Under option, end of year	694,746	$14.48	659,286	$13.85	703,597	$11.91

Exercisable at end of year	427,546	$12.76	403,486	$12.08	477,295	$11.73

Weighted-average fair value per option of options granted during year		$4.55		$6.19		$4.41
Total grant-date fair valueof options vested duringthe year		$433,000		$321,000		$294,000
Total intrinsic value of options exercised during the year		$468,000		$1,520,000		$439,000

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year ended December 31, 2007	Year ended December 31, 2006
Stock options vested and expected to vest:
Number	636,320	612,723
Weighted average exercise price	$14.23	$13.55
Aggregate intrinsic value	645,000	4,763,000
Weighted average contractual term of options	5.52 years	5.62 years

Stock options vested and currently exercisable:
Number	427,546	403,486
Weighted average exercise price	$12.76	$12.08
Aggregate intrinsic value	631,000	3,729,000
Weighted average contractual term of options	4.04 years	4.17 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A further summary of the options outstanding at December 31, 2007 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$7.70 - 8.41	70,800	4.69	$7.82	67,600	$7.81
9.38 - 10.60	127,548	3.56	10.14	127,548	10.14
10.71 - 13.31	74,100	3.72	12.68	63,500	12.62
13.73 - 13.73	69,500	9.96	13.73	-	-
13.75 - 14.32	70,250	6.81	14.02	30,650	13.99
15.54 - 15.54	16,800	6.00	15.54	11,200	15.54
16.25 - 16.25	72,000	1.80	16.25	72,000	16.25
16.99 - 19.50	74,249	6.70	18.13	33,749	17.94
21.32 - 21.32	26,000	9.01	21.32	4,000	21.32
21.35 - 22.21	93,499	8.89	21.43	17,299	21.37
	694,746	5.80	$14.48	427,546	$12.76

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

	2007	2006	2005

Risk-free interest rate	4.39% - 4.68%	4.39% - 4.86%	3.95% - 4.27%
Expected life of the options	7 - 10 years	7 - 10 years	7 - 10 years
Expected dividends (as a percent of the fair value of the stock)	2.63% - 3.50%	2.73% - 2.82%	3.05% - 3.08%
Weighted average expected dividends (as a percent of the fair value of the stock)	3.20%	2.80%	3.06%
Expected volatility	26.62% - 31.62%	30.73% - 32.19%	32.68% - 35.29%
Weighted-average expected volatility	28.23%	31.00%	34.02%

NOTE 18.	STOCK REPURCHASE PLAN

In May 2007, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period.  In December 2007, the Company’s Board of Directors approved an additional plan to repurchase up to 200,000 shares of the Company’s common stock over the next twelve-month period.  During 2007 and 2006, the Company acquired and canceled 344,492 and 124,559 shares of common stock, for an annual cost of $5,894,104 and $2,503,298, respectively.  A balance of 212,250 shares remained available under the plans for repurchase at December 31, 2007.

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

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  The premium paid for this contract was $451,250.  The contract is classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”).  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.  At December 31, 2007 and 2006, the Company reported a $635,000 gain, net of a $342,000 tax effect, and a $129,000 gain, net of a $61,000 tax effect, in other comprehensive income related to cash flow hedges, respectively.  For the twelve month period ended December 31, 2007, the Company recorded $102,000 of interest income on this derivative instrument.  The Company did not record any interest income on this derivative instrument for the twelve months ended December 31, 2006.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense.  For the years ended December 31, 2007 and 2006, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges.  A summary of the Company’s derivative financial instruments at December 31, 2007 and 2006 follows.

December 31, 2007	Notional amount	Floor rate	Maturity in months	Estimated fair value at December 31, 2007	Net unrealized gains (losses)
Derivatives Designated as CashFlow Hedges:
Hedging cash flows on prime-based floating rate loans	$50,000,000	8.25%	18	$1,307,000	$977,000
Total Derivative Instruments	$50,000,000	8.25%	18	$1,307,000	$977,000

December 31, 2006	Notional amount	Floor rate	Maturity in months	Estimated fair value at December 31, 2006	Net unrealized gains (losses)
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime-based floating rate loans	$50,000,000	8.25%	30	$625,000	$190,000
Total Derivative Instruments	$50,000,000	8.25%	30	$625,000	$190,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the Bank's commitments as of December 31, 2007 and 2006 follows.

	2007	2006
Commitments to extend credit	$154,113,000	$154,450,000
Standby letters of credit	$4,239,000	$7,316,000

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

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from any such pending proceedings would not have a material adverse effect on the Company's financial statements.

NOTE 21.	CONCENTRATIONS OF CREDIT

The Bank originates commercial, agricultural, residential and consumer loans to customers primarily in markets served by the Bank.  The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local economies in the geographical areas served by the Bank.  The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, or approximately $15,000,000.

As of December 31, 2007, approximately 88% of the Bank's loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans are in the Bank's primary market areas.  In addition, the Bank’s foreclosed assets are located in those same markets.  Accordingly, the ultimate collectibility of the Bank's loan portfolio and the recovery of the carrying amount of foreclosed assets are susceptible to changes in market conditions in the Bank's market areas.  The other significant concentrations of credit by type of loan are set forth in Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2007, approximately $5,804,000 of the Bank’s retained earnings were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the regulatory authorities categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “Well Capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.  All dollar amounts have been rounded to the nearest thousand.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$113,471,000	11.3%	$80,515,000	8.0%	- N/A -
Bank	$112,073,000	11.2%	$80,429,000	8.0%	$100,536,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$100,885,000	10.0%	$40,258,000	4.0%	- N/A -
Bank	$99,501,000	9.9%	$40,214,000	4.0%	$60,322,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$100,885,000	8.5%	$47,550,000	4.0%	- N/A -
Bank	$99,501,000	8.4%	$47,500,000	4.0%	$59,375,000	5.0%

As of December 31, 2006:
Total Capital to Risk Weighted Assets:
Consolidated	$111,579,000	12.3%	$72,432,000	8.0%	- N/A -
Bank	$111,339,000	12.3%	$72,322,000	8.0%	$90,402,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$100,330,000	11.1%	$36,216,000	4.0%	- N/A -
Bank	$100,333,000	11.1%	$36,161,000	4.0%	$54,241,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$100,330,000	9.1%	$44,291,000	4.0%	- N/A -
Bank	$100,333,000	9.2%	$43,661,000	4.0%	$54,576,000	5.0%

NOTE 23.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2007 and 2006 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$30,404,000	$30,404,000	$68,875,000	$68,875,000
Investment securities	194,794,000	194,794,000	184,093,000	184,093,000
Loans, net	908,443,000	908,164,000	809,298,000	808,642,000
Cash flow hedge derivative instrument	1,307,000	1,307,000	625,000	625,000
Deposits	980,149,000	988,098,000	908,483,000	909,374,000
Federal funds purchased and securities sold under agreements to repurchase	16,175,000	16,175,000	7,649,000	7,649,000
Advances from the FHLB	86,298,000	85,422,000	90,191,000	90,550,000
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY)

The following information presents the condensed financial statements for PAB Bankshares, Inc.

PAB BANKSHARES, INC.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Cash on deposit with subsidiary bank	$4,060,144	$2,545,609
Investment securities	-	812,700
Investment in subsidiary	106,601,746	105,280,203
Other assets	825,703	653,573
Total assets	$111,487,593	$109,292,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	$10,310,000	$10,310,000
Dividends payable	1,337,368	1,330,696
Other liabilities	2,164,253	2,335,655
Total liabilities	13,811,621	13,976,351

Stockholders' equity	97,675,972	95,315,734

Total liabilities and stockholders' equity	$111,487,593	$109,292,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Income
Dividends from subsidiaries	$12,445,000	$6,640,000	$4,500,000
Interest and dividends on investment securities	21,862	118,500	22,226
Securities transactions, net	371,606	166,954	-
Other income	1,040	-	6
Total income	12,839,508	6,925,454	4,522,232

Expenses	1,605,380	2,134,953	1,342,311
Income before income tax benefit and equity in undistributed earnings of subsidiaries	11,234,128	4,790,501	3,179,921
Income tax benefit	388,311	695,010	484,711
Income before equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	11,622,439	5,485,511	3,664,632
Equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	(836,724)	8,249,706	8,788,091
Net income	$10,785,715	$13,735,217	$12,452,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,785,715	$13,735,217	$12,452,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	-	(24,650)	68,900
Deferred tax provision	4,852	(30,815)	9,936
Net realized gain on securities transactions	(371,606)	(166,954)	-
Distributions in excess of earnings (undistributed earnings) of subsidiaries	836,724	(8,249,705)	(8,788,091)
Increase (decrease) in deferred compensation accrual	(133,699)	223,708	(14,727)
Decrease in retirement accrual	-	-	(135,891)
Stock-based compensation expense	410,851	290,245	-
Net change in other assets and liabilities	(24,721)	(179,269)	(70,080)
Net cash provided by operating activities	11,508,116	5,597,777	3,522,770

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of debt securities	-	(9,999,191)	-
Proceeds from maturities of debt securities	-	10,087,000	-
Redemption of equity securities	641,551	246,954	-
Net cash provided by investing activities	641,551	334,763	-

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(5,432,369)	(4,984,149)	(4,284,703)
Proceeds from the issuance of trust preferred securities	-	10,000,000	-
Redemption of trust preferred securities	-	(10,000,000)	-
Proceeds from the exercise of stock options	691,341	1,671,873	451,729
Acquisition of stock under stock repurchase plans	(5,894,104)	(2,503,298)	(1,468,714)
Net cash used in financing activities	(10,635,132)	(5,815,574)	(5,301,688)

Net increase (decrease) in cash	1,514,535	116,966	(1,778,918)

Cash at beginning of period	2,545,609	2,428,643	4,207,561

Cash at end of period	$4,060,144	$2,545,609	$2,428,643

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our accountants on accounting and financial disclosure matters in the past two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2007, and have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that has not been reported.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers, board committees, codes of ethics, and compliance with Section 16 of the Exchange Act will be included in our definitive Proxy Statement (the “2008 Proxy Statement”) relating to the 2008 annual meeting of shareholders of PAB and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of our common stock will be included in the 2008 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans*
Equity Compensation Plans
Approved by Security Holders	694,746	$14.48	622,366
Equity Compensation Plans Not
Approved by Security Holders	n/a	n/a	n/a

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the 2008 Proxy Statement and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2007).

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

10.1	PAB Bankshares, Inc. Fourth Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan.

10.2	PAB Bankshares, Inc. 1994 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Mauldin & Jenkins, LLC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAB BANKSHARES, INC.
Date: March 17, 2008
	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Bradford Burnette	Director	March 17, 2008
R. Bradford Burnette

/s/ Walter W. Carroll II	Director	March 17, 2008
Walter W. Carroll II

Director, Chairman
James L. Dewar, Jr.

/s/ Michael H. Godwin	Director	March 17, 2008
Michael H. Godwin

/s/ James B. Lanier, Jr.	Director	March 17, 2008
James B. Lanier, Jr.

/s/ John E. Mansfield, Jr.	Director	March 17, 2008
John E. Mansfield, Jr.

/s/ Kennith D. McLeod	Director	March 17, 2008
Kennith D. McLeod, CPA

/s/ Douglas W. McNeill	Director, Vice Chairman	March 17, 2008
Douglas W. McNeill

/s/ Paul E. Parker	Director	March 17, 2008
Paul E. Parker

/s/ F. Ferrell Scruggs, Sr.	Director	March 17, 2008
F. Ferrell Scruggs, Sr.

/s/ Joe P. Singletary, Jr.	Director	March 17, 2008
Joe P. Singletary, Jr.

/s/ Donald J. Torbert, Jr.	Executive Vice President and	March 17, 2008
Donald J. Torbert, Jr., CPA	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ M. Burke Welsh, Jr.	Director, President and	March 17, 2008
M. Burke Welsh, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ David K. Williams	Director	March 17, 2008
David K. Williams