Form 10-Q
period 2008-03-31
PAB BANKSHARES INC
filed 2008-05-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008 – Commission File Number 000-25422
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at April 30, 2008 was 9,146,702 shares.

PART I.  FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$21,615,890	$29,451,700
Interest-bearing deposits in other banks	718,717	393,276
Federal funds sold	15,466,074	559,444
Investment securities	181,033,919	194,794,481

Loans	934,926,820	921,348,906
Allowance for loan losses	(13,874,687)	(12,905,938)
Net loans	921,052,133	908,442,968

Premises and equipment, net	19,900,940	20,177,671
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	11,986,629	11,881,384
Foreclosed assets	7,237,233	6,360,258
Other assets	20,044,493	20,625,156

Total assets	$1,205,040,632	$1,198,670,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$97,029,022	$89,423,571
Interest-bearing demand and savings	331,184,082	354,742,862
Time	543,890,646	535,982,585
Total deposits	972,103,750	980,149,018

Federal funds purchased and securities sold under agreements to repurchase	12,990,328	16,175,370
Advances from the Federal Home Loan Bank of Atlanta	104,144,331	86,297,705
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	6,626,214	8,062,877
Total liabilities	1,106,174,623	1,100,994,970

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued Common stock, no par value; 98,500,000 shares authorized; 9,153,902 and 9,223,217 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	21,949,159	22,792,940
Retained earnings	72,791,850	72,822,852
Accumulated other comprehensive income	2,907,935	843,115
Total stockholders' equity	98,866,009	97,675,972

Total liabilities and stockholders' equity	$1,205,040,632	$1,198,670,942

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
	Three Months Ended March 31,
	2008	2007

Interest income:
Interest and fees on loans	$16,656,796	$17,684,704
Interest and dividends on investment securities:
Taxable	1,993,051	2,012,457
Nontaxable	327,583	284,571
Other interest income	53,046	469,487
Total interest income	19,030,476	20,451,219

Interest expense:
Interest on deposits	8,417,362	8,453,531
Interest on Federal Home Loan Bank advances	930,299	1,051,564
Interest on other borrowings	337,373	277,831
Total interest expense	9,685,034	9,782,926

Net interest income	9,345,442	10,668,293

Provision for loan losses	1,200,000	-
Net interest income after provision for loan losses	8,145,442	10,668,293

Other income:
Service charges on deposit accounts	904,905	835,888
Other fee income	447,683	314,153
Securities transactions, net	183,384	173,333
Other noninterest income	107,257	155,119
Total other income	1,643,229	1,478,493

Other expenses:
Salaries and employee benefits	5,012,102	4,776,539
Occupancy expense of premises	599,050	535,797
Furniture and equipment expense	524,515	578,968
Other noninterest expense	1,693,616	1,578,874
Total other expenses	7,829,283	7,470,178

Income before income tax expense	1,959,388	4,676,608
Income tax expense	661,915	1,611,826

Net income	$1,297,473	$3,064,782

Earnings per common share:
Basic	$0.14	$0.32
Diluted	$0.14	$0.32

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
	Three Months Ended March 31,
	2008	2007

Net income	$1,297,473	$3,064,782

Other comprehensive income:
Unrealized gain on cash flow hedges during the period, net of tax of $426,929 and $21,905	792,868	24,293
Unrealized holding gains on securities available for sale arising during the period, net of tax of $749,081 and $316,015	1,391,152	586,883
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $64,184 and $60,667	(119,200)	(112,666)
	2,064,820	498,510

Comprehensive income	$3,362,293	$3,563,292

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 (Unaudited) AND YEAR ENDED DECEMBER 31, 2007

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total

Balance, December 31, 2006	9,504,969	$1,217,065	$27,584,852	$67,476,178	$(962,361)	$95,315,734
Net income	-	-	-	10,785,715	-	10,785,715
Other comprehensive income	-	-	-	-	1,805,476	1,805,476
Cash dividends declared, $0.58 per share	-	-	-	(5,439,041)	-	(5,439,041)
Stock acquired and cancelled under stock repurchase plan	(344,492)	-	(5,894,104)	-	-	(5,894,104)
Stock-based compensation	-	-	410,851	-	-	410,851
Stock options exercised	62,740	-	691,341	-	-	691,341
Balance, December 31, 2007	9,223,217	1,217,065	22,792,940	72,822,852	843,115	97,675,972
Net income	-	-	-	1,297,473	-	1,297,473
Other comprehensive income	-	-	-	-	2,064,820	2,064,820
Cash dividends declared, $0.145 per share	-	-	-	(1,328,475)	-	(1,328,475)
Stock acquired and cancelled under stock repurchase plan	(69,315)	-	(933,364)	-	-	(933,364)
Stock-based compensation	-	-	89,583	-	-	89,583
Balance, March 31, 2008	9,153,902	$1,217,065	$21,949,159	$72,791,850	$2,907,935	$98,866,009

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,297,473	$3,064,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	404,688	430,371
Provision for loan losses	1,200,000	-
Net realized gain on securities transactions	(183,384)	(173,333)
Loss on disposal of assets	66,038	6,824
Stock-based compensation expense	89,583	90,541
Increase in cash value of bank-owned life insurance	(105,245)	(99,087)
Decrease in deferred compensation accrual	(42,082)	(8,784)
Decrease in retirement accruals	-	(159,799)
Net change in taxes receivable and taxes payable	666,915	687,678
Decrease in interest receivable	1,457,991	728,032
Increase (decrease) in interest payable	(132,624)	72,718
Net increase in prepaid expenses and other assets	(1,035,974)	(418,839)
Net decrease in accrued expenses and other liabilities	(1,253,065)	(1,018,361)
Net cash provided by operating activities	2,430,314	3,202,743

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(325,441)	(766,513)
Increase in federal funds sold	(14,906,630)	(23,437,272)
Purchase of debt securities	(20,336,097)	(4,564,930)
Proceeds from sales of debt securities	17,567,701	-
Proceeds from calls of debt securities	16,042,927	320,992
Proceeds from maturities and paydowns of debt securities	3,590,661	3,566,650
Purchase of equity investments	(938,184)	(5,702)
Proceeds from sales and redemption of equity investments	-	275,318
Net increase in loans	(15,858,872)	(33,853,362)
Purchase of premises and equipment	(119,317)	(744,573)
Proceeds from disposal of assets	1,127,543	779,667
Net cash used in investing activities	(14,155,709)	(58,429,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(8,045,268)	45,933,427
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(3,185,042)	3,990,865
Advances from the Federal Home Loan Bank	25,000,000	-
Payments on Federal Home Loan Bank advances	(7,153,374)	(159,549)
Dividends paid	(1,337,367)	(1,330,696)
Proceeds from the exercise of stock options	-	270,257
Purchase of cash flow hedge derivative instruments	(456,000)	-
Acquisition of stock under stock repurchase plans	(933,364)	(202,665)
Net cash provided by financing activities	3,889,585	48,501,639

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)
(Unaudited)
	Three Months Ended March 31,
	2008	2007

Net decrease in cash and due from banks	$(7,835,810)	$(6,725,343)

Cash and due from banks at beginning of period	29,451,700	26,712,252

Cash and due from banks at end of period	$21,615,890	$19,986,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,817,658	$9,710,208
Taxes	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$1,956,849	$(729,565)
Increase in unrealized gain on cash flow hedges	$1,219,797	$46,198
Transfer of loans to foreclosed assets	$2,049,707	$160,321

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The components used to calculate basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 follow.

	Three Months Ended March 31,
	2008	2007
Basic earnings per share:
Net income	$1,297,473	$3,064,782

Weighted average common shares outstanding	9,180,952	9,515,976

Earnings per common share	$0.14	$0.32

Diluted earnings per share:
Net income	$1,297,473	$3,064,782

Weighted average common shares outstanding	9,180,952	9,515,976
Effect of dilutive stock options	58,915	175,257
Weighted average diluted common shares outstanding	9,239,867	9,691,233

Earnings per common share	$0.14	$0.32

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

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  The premium paid for this contract was $451,250.  In January 2008, the Company entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract to further hedge against interest rate risk in a declining rate environment.  The premiums paid for these contracts were $170,000 and $286,000, respectively.  These contracts are classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”).  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.  At March 31, 2008, the Company reported a $793,000 gain, net of a $427,000 tax effect, in other comprehensive income related to cash flow hedges.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense.  For the three month periods ended March 31, 2008 and March 31, 2007, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges.  A summary of the Company’s derivative financial instruments at March 31, 2008 is shown in the following table:

		Weighted-Average
	Notional amount	Floor rate	Cap rate	Maturity in months	Estimated fair value at March 31, 2008	Net unrealized gains
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime- based floating rate loans	$100,000,000	7.06%	6.88%	31	$2,927,000	$2,197,000
Total Derivative Instruments	$100,000,000	7.06%	6.88%	31	$2,927,000	$2,197,000

NOTE 5.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At March 31, 2008, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market value on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At March 31, 2008, there were 62,700 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,400,000 stock options to directors, employees, consultants and advisors of the Company.  On March 31, 2008, there were 584,466 shares available for grant and there were 667,346 options outstanding that were granted under the 1999 Stock Option Plan.

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

At March 31, 2008, there was approximately $958,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.77 years.

NOTE 6.  FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB No. 157, Fair Value Measurements.  FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  FASB No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

FASB No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, FASB No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As discussed in Note 4, the Company uses floor and collar derivative contracts to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike price of the collar.  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment securities available-for-sale	$557,323	$180,476,596	$-	$181,033,919
Derivative financial instruments	-	2,927,055	-	2,927,055
Total assets at fair value	$557,323	$183,403,651	$-	$183,960,974

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” beginning on this page, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, asset quality and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values; (4) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond and equity markets; (9) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (10) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (11) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (12) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2007 Annual Report on Form 10-K, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere.  Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

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

The table below provides summary demographic data on each of our markets.

Market/ County	Total Population[1]	Population Change (%)[2]	Projected Population Change (%)[3]	Median 2007 Household Income ($)[1]	Household Income Change (%)[2]	Projected Household Income Change (%)[3]

Selected Georgia Counties:
South Georgia:
Appling	17,928	2.92	2.32	36,004	19.00	13.37
Bulloch	65,115	16.31	10.35	36,690	24.74	16.22
Cook	16,824	6.68	4.43	32,716	19.72	13.35
Decatur	29,981	6.17	3.97	35,199	22.60	14.83
Grady	24,999	5.66	2.84	34,565	20.19	13.23
Jeff Davis	13,042	2.82	1.79	32,307	19.91	13.21
Lowndes	102,189	10.94	7.54	40,606	24.48	15.44
North Georgia:
Forsyth	158,051	60.61	36.71	90,724	33.41	22.04
Gwinnett	800,680	36.07	20.47	79,730	31.74	21.40
Hall	176,932	27.04	15.50	56,358	25.49	16.44
Henry	196,080	64.30	33.63	72,290	26.15	15.25
Oconee	33,600	28.12	17.22	67,533	23.43	16.79

State of Georgia	9,654,958	17.94	11.69	55,102	29.09	19.57

Selected Florida Counties:
Duval	897,561	15.24	10.64	50,508	23.99	17.89
Marion	328,656	26.94	18.57	39,452	23.18	15.17
St. Johns	178,025	44.58	26.01	63,436	26.61	18.69

State of Florida	18,893,813	18.22	12.80	48,591	25.10	17.12

National Total	306,348,230	8.86	6.26	53,154	26.06	17.59

_______________________________
[1]	Based on actual 2007 market demographics provided by SNL Financial.
[2]	Based on actual changes from 2000 to 2007 provided by SNL Financial.
[3]	Estimated changes from 2007 to 2012 provided by SNL Financial.

FINANCIAL CONDITION

During the three months ended March 31, 2008, our total assets increased $6.4 million, or 2.1% on an annualized basis, to $1.21 billion.  Our loan portfolio increased $13.6 million, or 5.9% on an annualized basis, to $934.9 million at March 31, 2008 from $921.3 million at December 31, 2007.  Total deposits decreased $8.0 million, or 3.3% on an annualized basis, to $972.1 million at March 31, 2008 from $980.1 million at December 31, 2007.  The decrease in total deposits is primarily the result of our decision to not aggressively compete in our markets for higher-priced deposits.  Instead, we utilized brokered deposits and advances from the Federal Home Loan Bank (the “FHLB”), which were at lower rates than our in-market retail deposits, to fund our loan growth in the first quarter of 2008.  Brokered deposits increased $30.2 million and advances from the FHLB increased $17.8 million during the first quarter of 2008.

With approximately 22% of our loan portfolio concentrated in residential construction and development loans and an additional 19% of our loan portfolio in residential mortgages, we monitor and evaluate trends in our residential real estate markets.  We understand there are risks involved in lending on residential real estate, and we have developed underwriting criteria and internal controls to manage our risks.  However, we cannot control market risk and we expect to incur additional losses as a result of the continuing weakness in the residential real estate markets around Atlanta and Florida. Additional information on our asset quality is included under the heading “Provision for Loan Losses” in our “RESULTS OF OPERATIONS” discussion below.

During the second half of 2007, finished housing inventories increased; but we believe within manageable levels given the growth projections for the market.  However, the supply of vacant, developed lots increased dramatically during the second half of 2007 as the number of new building permits and housing starts decreased.  We believe it may take three to four years for the market to fully absorb the lot inventories in some areas on the south side of the Atlanta MSA.

The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.

For the Quarter Ended	Mar-08	Mar-07	Mar-06	Mar-05
	(# of Months Supply)
Housing Inventory:
Henry County	12.6	9.3	8.6	8.5
Clayton County	9.3	12.5	7.7	6.0
Newton County	12.3	7.9	9.0	8.1
South Fulton County	9.1	7.5	8.2	9.4

Vacant Developed Lots Inventory:
Henry County	113.0	37.0	25.0	26.0
Clayton County	62.0	29.0	29.0	15.0
Newton County	93.0	29.0	22.0	23.0
South Fulton County	67.0	26.0	20.0	21.0

The following table summarizes our loan and deposit portfolios classified by type and market as of March 31, 2008.

	South	North
As of March 31, 2008	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$34,139	$46,849	$2,318	$37	$83,343
Agricultural (including loans secured by farmland)	29,850	4,530	8,193	-	42,573
Real estate – construction	83,499	220,893	58,391	609	363,392
Real estate - commercial	77,251	136,192	23,262	4,460	241,165
Real estate - residential	134,756	31,678	8,228	4,429	179,091
Installment loans to individuals and other loans	13,629	5,660	160	6,255	25,704
	373,124	445,802	100,552	15,790	935,268
Deferred loan fees and unearned interest, net	282	(253)	(363)	(7)	(341)
Total loans	$373,406	$445,549	$100,189	$15,783	$934,927
Percentage of total	40.0%	47.3%	10.7%	2.0%	100.0%

Deposits
Noninterest-bearing demand	$73,106	$14,447	$3,561	$5,915	$97,029
Interest-bearing demand and savings	260,368	40,068	30,157	591	331,184
Time less than $100,000	157,521	50,493	90,629	156	298,799
Time greater than or equal to $100,000	98,623	37,631	42,962	100	179,316
Brokered	-	-	-	65,776	65,776
Total deposits	$589,618	$142,639	$167,309	$72,538	$972,104
Percentage of total	60.6%	14.7%	17.2%	7.5%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $78.5 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Mar-08	Dec-07	Sep-07	Jun-07	Mar-07
	(Dollars In Thousands)
Commercial and financial	$83,343	$78,730	$78,556	$78,048	$69,347
Agricultural (including loans secured by farmland)	42,573	41,861	42,608	46,973	38,102
Real estate - construction	363,392	352,732	339,019	328,347	323,837
Real estate - commercial	241,165	248,272	257,841	270,978	252,654
Real estate - residential	179,091	174,157	164,967	161,404	153,025
Installment loans to individuals and other loans	25,704	26,011	21,691	20,246	17,958
	935,268	921,763	904,682	905,996	854,923
Deferred loan fees and unearned
interest, net	(341)	(414)	(600)	(839)	(847)
	934,927	921,349	904,082	905,157	854,076
Allowance for loan losses	(13,875)	(12,906)	(11,497)	(11,342)	(11,085)
	$921,052	$908,443	$892,585	$893,815	$842,991

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Mar-08	Dec-07	Sep-07	Jun-07	Mar-07
Commercial and financial	8.91%	8.55%	8.69%	8.62%	8.12%
Agricultural (including loans secured by farmland)	4.55%	4.54%	4.71%	5.19%	4.46%
Real estate - construction	38.87%	38.28%	37.50%	36.27%	37.92%
Real estate - commercial	25.80%	26.95%	28.52%	29.94%	29.58%
Real estate - residential	19.16%	18.90%	18.25%	17.83%	17.92%
Installment loans to individuals and other loans	2.75%	2.82%	2.40%	2.24%	2.10%
	100.04%	100.04%	100.07%	100.09%	100.10%

Deferred loan fees and unearned interest, net	-0.04%	-0.04%	-0.07%	-0.09%	-0.10%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-1.48%	-1.40%	-1.27%	-1.25%	-1.30%
Net loans	98.52%	98.60%	98.73%	98.75%	98.70%

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	March 31, 2008		December 31, 2007		March 31, 2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$141,354	38.9%	$130,097	36.9%	$132,857	41.0%
Commercial and multi-family	106,894	29.4%	105,718	30.0%	92,527	28.6%
Construction
1-4 family residential spec	41,590	11.4%	40,392	11.4%	36,883	11.4%
1-4 family residential pre-sold	1,281	0.4%	1,604	0.4%	2,068	0.7%
1-4 family residential other	26,095	7.2%	26,694	7.6%	17,891	5.5%
Commercial owner-occupied	6,496	1.8%	5,685	1.6%	5,585	1.7%
Commercial not owner-occupied	19,069	5.2%	17,497	5.0%	12,939	4.0%
Hotel/motel	10,389	2.9%	12,909	3.7%	10,545	3.3%
Multi-family properties	8,282	2.3%	7,789	2.2%	7,869	2.4%
Special purpose property	1,942	0.5%	2,337	0.6%	2,339	0.7%
Other	-	0.0%	2,010	0.6%	2,334	0.7%
Total construction and development loans	$363,392	100.0%	$352,732	100.0%	$323,837	100.0%
Percentage of total loans	38.9%		38.3%		37.9%

	March 31, 2008		December 31, 2007		March 31, 2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$33,017	13.7%	$34,291	13.8%	$31,113	12.3%
Retail	21,478	8.9%	22,114	8.9%	22,329	8.8%
Other	36,432	15.1%	34,263	13.8%	38,340	15.2%
Not owner-occupied:
Office	27,598	11.4%	29,210	11.8%	28,429	11.3%
Retail	34,613	14.4%	36,780	14.8%	29,399	11.6%
Other	25,082	10.4%	27,418	11.0%	25,468	10.1%
Other:
Hotel/motel	10,885	4.5%	11,399	4.6%	15,291	6.1%
Industrial	4,789	2.0%	2,626	1.1%	2,755	1.1%
Multi-family properties	12,374	5.1%	14,894	6.0%	20,031	7.9%
Special purpose property	34,897	14.5%	34,876	14.0%	39,499	15.6%
Other	-	0.0%	401	0.2%	-	0.0%
Total commercial real estate loans	$241,165	100.0%	$248,272	100.0%	$252,654	100.0%
Percentage of total loans	25.8%		26.9%		29.6%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Mar-08	Dec-07	Sep-07	Jun-07	Mar-07
	(Dollars In Thousands)
Noninterest-bearing demand	$97,029	$89,423	$91,053	$98,862	$107,917
Interest-bearing demand and savings	331,184	354,743	362,079	349,720	371,484
Time less than $100,000	298,799	312,722	315,532	300,856	287,982
Time greater than or equal to $100,000	179,316	187,662	172,529	163,973	158,464
Brokered	65,776	35,599	38,599	32,436	28,569
Total deposits	$972,104	$980,149	$979,792	$945,847	$954,416

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Mar-08	Dec-07	Sep-07	Jun-07	Mar-07
Noninterest-bearing demand	9.98%	9.12%	9.29%	10.45%	11.31%
Interest-bearing demand and savings	34.07%	36.19%	36.96%	36.98%	38.92%
Time less than $100,000	30.74%	31.91%	32.20%	31.78%	30.18%
Time greater than or equal to $100,000	18.44%	19.15%	17.61%	17.36%	16.60%
Brokered	6.77%	3.63%	3.94%	3.43%	2.99%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2008 was $1.3 million, or $0.14 per diluted share, as compared to $3.1 million, or $0.32 per diluted share, during the same period in 2007.  The $1.8 million, or 57.7%, decrease in net income is the net result of a $1.3 million decrease in net interest income, a $1.2 million increase in the provision for loan loss expense and a $359,000 increase in other expenses, offset by a $165,000 increase in other income and a $959,000 decrease in income tax expense.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended March 31, 2008, our net interest income on a taxable-equivalent basis was $9.52 million, a 12.0% decrease from the $10.82 million in net interest income for the first quarter of 2007.  The decrease in net interest income is due to a 7.0% decrease in interest income offset in part by a 1.0% decrease in interest expense.  During the first quarter of 2008, the average balance of our earning assets increased 6.1% compared to the same period in 2007.  The average balances of our interest-bearing liabilities increased by 8.4% to fund the asset growth.  The average yield on our earning assets decreased 102 basis points from 7.91% during the first quarter of 2007, to 6.89% for the first quarter of 2008.  The average rates paid for our funds decreased 41 basis points from 4.32% during the first quarter of 2007, to 3.91% for the first quarter of 2008.  As a result of these rate decreases, our net interest spread declined by 61 basis points from 3.59% during the first quarter of 2007, to 2.98% for the same period in 2008.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the first quarter of 2008 was 3.41%, 20 basis points lower than our net interest margin of 3.61% for the fourth quarter of 2007, and 74 basis points lower than the 4.15% recorded for the first quarter of 2007.  The reduction in short-term interest rates during the fourth quarter of 2007 and first quarter of 2008 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  The reduction of interest income due to our nonperforming assets negatively impacted the net interest margin by 28 basis points during the first quarter of 2008, compared to a 13 basis point impact in the fourth quarter of 2007 and a four basis point impact in the first quarter of 2007.  We do not expect our net interest margin to improve in 2008 considering the increase in nonperforming assets, the interest rate environment and narrowing spreads on our earning assets.

The following table details the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2008 and 2007.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,		2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$930,049	$16,657	7.20%	$834,070	$17,685	8.60%
Investment securities:
Taxable	151,172	1,993	5.30%	157,340	2,012	5.19%
Nontaxable	33,143	504	6.12%	29,333	438	6.05%
Other short-term investments	7,097	53	3.01%	36,378	469	5.23%
Total interest-earning assets	$1,121,461	$19,207	6.89%	$1,057,121	$20,604	7.91%

Interest-bearing liabilities:
Demand deposits	$305,907	$1,927	2.53%	$297,988	$2,590	3.53%
Savings deposits	35,342	76	0.86%	37,587	147	1.59%
Time deposits	533,563	6,415	4.84%	473,550	5,716	4.90%
FHLB advances	92,454	930	4.05%	90,112	1,052	4.73%
Notes payable	10,310	168	6.57%	10,310	180	7.09%
Other short-term borrowings	18,418	169	3.69%	9,105	98	4.35%
Total interest-bearing liabilities	$995,994	$9,685	3.91%	$918,652	$9,783	4.32%

Interest rate spread			2.98%			3.59%

Net interest income		$9,522			$10,821

Net interest margin			3.41%			4.15%

Provision for Loan Losses
During the first quarter of 2008, we provided $1.2 million to our allowance for loan losses due to an increase in nonperforming loans and our continued concerns over residential real estate market conditions.  Additional provisions for loan losses in the second quarter of 2008 may be warranted if, among other factors, further weakness in residential real estate is observed in our markets or if our asset quality deteriorates from current levels.

For the first three months of 2008, we charged-off $584,000 in loans and recovered $353,000 in previously charged-off loans.  The $231,000 in net charge-offs for the year to date results in an annualized 0.10% ratio of net charge-offs to average loans, which is consistent with our 2007 net charge-off ratio of 0.10% and our five-year average net charge-off ratio of 0.10%.  At March 31, 2008, the allowance for loan losses as a percentage of total loans was 1.48%, compared to 1.40% at December 31, 2007.

Our nonperforming loans increased $14.7 million, from $11.4 million at December 31, 2007 to $26.1 million at March 31, 2008, due primarily to the adverse economic and market conditions in our Atlanta and Athens, Georgia markets and our Jacksonville, Florida market.  As a percentage of total loans, nonperforming loans increased 155 basis points to 2.79% at March 31, 2008 from 1.24% at December 31, 2007.  One relationship totaling $11.6 million accounted for 44.6% of total nonperforming loans at quarter-end.  Approximately 90.8% of the loans on nonaccrual status at March 31, 2008 were construction and development loans, and these loans represented approximately 6.5% of our total portfolio of construction and development loans.  The underlying collateral on the nonaccrual loans consists of (1) 543 acres of undeveloped land in two parcels zoned for residential development with a total carrying value of $7.3 million, or $13,400 per acre on average, (2) 152 residential lots with a total carrying value of $7.7 million, or $50,800 per lot on average, (3) 41 residential houses with a total carrying value of $4.4 million, or $108,100 per house on average, and (4) six commercial properties with a total carrying value of $6.6 million, or $1.1 million per property on average.  The table below summarizes our levels of nonperforming loans over the past five quarters.

As of Quarter End	Mar-08	Dec-07	Sep-07	Jun-07	Mar-07
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$26,090	$11,405	$5,185	$1,986	$4,192
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	13	37	34	27	69
Total nonperforming loans	$26,103	$11,442	$5,219	$2,013	$4,261

Total nonperforming loans as a percentage of total loans	2.79%	1.24%	0.58%	0.22%	0.50%

Total loans past due 30-89 days and not categorized as a nonperforming loan amounted to $9.8 million, or 1.05% of total loans at March 31, 2008, an 87 basis point decrease compared to a 1.92% ratio at December 31, 2007.  The decrease in this category is due primarily to the transition of most of those loans into nonaccrual status or other real estate through workout situations.  Approximately 65.5% of the loans past due 30-89 days at March 31, 2008 were construction and development loans, and these loans represented approximately 1.9% of our total portfolio of construction and development loans.

Our foreclosed assets increased $877,000 in the first quarter of 2008, from $6.4 million at December 31, 2007 to $7.2 million at March 31, 2008.  Due to economic conditions in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, we have decided to select certain parcels of foreclosed assets to hold rather than to force distressed sales of these properties in this market.  The foreclosed properties held at March 31, 2008 include (1) 82 acres of undeveloped land in two parcels zoned for residential development with a total carrying value of $1.2 million, or $14,700 per acre on average, (2) 58 residential lots with a total carrying value of $1.6 million, or $27,400 per lot on average, (3) 17 residential houses with a total carrying value of $2.3 million, or $133,800 per house on average, and (4) six commercial properties with a total carrying value of $2.2 million, or $359,800 per property on average.

The following table summarizes our nonperforming assets by type and market as of March 31, 2008.

	North Georgia	South Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$22,293	$1,243	$2,554	$-	$26,090
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-	-	13	13
Foreclosed assets	6,801	436	-	-	7,237
Total nonperforming assets	$29,094	$1,679	$2,554	$13	$33,340

In addition to our nonperforming loans discussed above, we have identified $6.7 million in potential problem loans as of March 31, 2008.  These are construction and land development loans that were past due 30 to 89 days at quarter-end.  Potential problem loans are loans where known credit problems of the borrowers causes management to doubt the ability of such borrowers to comply with the present repayment terms.  This may result in disclosure of such loans as nonperforming in future periods.

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

The environmental factors considered in developing our loss measurements include:
•	lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices:
•	changes in international, national, regional and local economic and business conditions that affect the collectibility of the portfolio;
•	changes in the nature and volume of the loan portfolio;
•	experience, ability, and depth of lending management and other relevant staff;
•	levels of and trends in delinquencies and impaired loans;
•	changes in the quality of our loan review system;
•	value of underlying collateral for collateral-dependent loans;
•	existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	other external factors such as competition and legal and regulatory requirements.

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

Other Income
A summary of noninterest income follows:

For the Three Months Ended March 31,	2008	2007
	Amount	Amount	Percent Change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$905	$836	8.3%
Mortgage origination fees	206	83	148.2%
ATM/ debit card fee income	175	153	14.4%
Securities transactions, net	183	173	5.8%
Earnings on bank-owned life insurance	105	99	6.1%
Gain (loss) on disposal of assets	(66)	(13)	407.7%
Other noninterest income	135	147	-8.2%
Total noninterest income	$1,643	$1,478	11.2%

Noninterest income (annualized) as a percentage of average assets	0.55%	0.53%

Service charges on deposit accounts increased during the first quarter of 2008 due to a net increase in NSF and overdraft fees.  We tightened our policy on waiving these fees for customers, which has resulted in a lower percentage of waived overdraft and NSF fees.  Our basic service charge fee income on deposit accounts remained stable from the first quarter of 2007 to the first quarter of 2008 as we continue to offer a free checking product with no monthly service fees.

Mortgage origination fees increased from the first quarter of 2007 to the first quarter of 2008 as we hired new mortgage originators to replace several lenders lost in 2006 and 2007 due to unexpected turnover.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  However, we have begun to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first quarter of 2008, we incurred a loss of $58,000 on the sale of a parcel of foreclosed real estate and an $8,000 loss on the disposal of an ATM machine.  This was compared to a loss of $13,000 on the sale of one parcel of foreclosed real estate in the first quarter of 2007.

Other Expenses
A summary of noninterest expense follows:

For the Three Months Ended March 31,	2008	2007
	Amount	Amount	Percent Change
	(Dollars In Thousands)
Noninterest expenses:
Salaries and wages	$4,236	$4,151	2.0%
Deferred loan costs	(388)	(471)	-17.6%
Employee benefits	1,164	1,096	6.2%
Net occupancy expense of premises	599	536	11.8%
Furniture and equipment expense	525	579	-9.3%
Advertising and business development	182	178	2.2%
Supplies and printing	110	133	-17.3%
Telephone and internet charges	202	147	37.4%
Postage and courier	162	159	1.9%
Legal and accounting fees	113	108	4.6%
Director fees and expenses	174	130	33.8%
Service charges and fees	175	143	22.4%
Other noninterest expense	575	581	-1.0%
Total noninterest expense	$7,829	$7,470	4.8%

Noninterest expense (annualized) as a percentage of average assets	2.64%	2.66%

Salaries and wages expense and employee benefits were up for the quarter due to annual raises and increased group medical insurance costs.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

The increase in occupancy expense is due to increased lease rates and common area maintenance charges (“CAM” charges) associated with those leased properties.  The decrease in furniture and equipment expenses is due to a reduction in depreciation expense on several large pieces of operations equipment that became fully depreciated during the third quarter of 2007.  We anticipate making new capital expenditures to replace these items in the second and third quarters of 2008.

Office supplies and printing charges decreased from the first quarter of 2007 to the first quarter of 2008 due to cost-saving awareness and efforts among our locations to reduce noninterest expenses.  The increase in telephone and internet charges is due to the addition of redundant lines for capacity and disaster recovery and rate increases from our service providers beginning in January 2008.

Director fees and expenses increased 33.8% for the first quarter of 2008 compared to the same period in 2007 due to an increase in the fee structure of quarterly retainers, meeting fees and committee fees paid to our directors.  We also incurred additional expenses for a director strategic planning session held in March 2008.

Service charges and fees increased due to expenses related to a new remote deposit product that we began offering in 2007.  These fees were nominal during the first quarter of 2007, as the product was not fully implemented until later in the year.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 33.8% and 34.5% for the three-month periods ended March 31, 2008 and 2007, respectively.  Since the first quarter of 2006, we have invested in several affordable housing projects to receive State of Georgia low income housing tax credits to help reduce our state income tax expense.  There is also a difference between the effective rate and the statutory federal rate of 35% due to income earned on tax-exempt municipalities, earnings on the cash value of our bank-owned life insurance and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers.  Assets, consisting primarily of loans and investment securities, are funded by customer deposits, borrowed funds and retained earnings.  Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment.  In addition, our liquidity is enhanced by a relatively stable core deposit base and the availability of additional funding sources.

At March 31, 2008, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 18.2%, compared to 18.8% at December 31, 2007.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the firstquarter of 2008, we utilized the $17.8 million increase in advances from the FHLB, the $6.4 million decrease in liquid assets and the $2.4 million in cash flows from operations to fund the $13.6 million growth in loans, the $8.0 million decrease in deposits, the $3.2 million decrease in federal funds purchased and securities sold under agreements to repurchase and $1.3 million in dividends paid to our stockholders during the first quarter of 2008.

Contractual Obligations
Summarized below are our contractual obligations as of March 31, 2008.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta
Advances	$104,144	$10,601	$35,227	$35,645	$22,671
Operating Lease Obligations	1,510	355	487	284	384
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$115,964	$10,956	$35,714	$35,929	$33,365

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2008 and December 31, 2007 are as follows:

	Mar-08	Dec-07
Commitments to extend credit	$157,810,000	$154,113,000
Standby letters of credit	$4,205,000	$4,239,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, the Company entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract to further hedge against interest rate risk.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have strong credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure at March 31, 2008 was not material.

Stockholders’ Equity
Total equity increased $1.2 million, or 1.2%, during the quarter due primarily to a $2.1 million increase in accumulated other comprehensive gains, offset by the repurchase and cancellation of  $933,000 of common stock under our stock repurchase plan.  The Company earned $1.3 million and declared $1.3 million in dividends during the quarter.  We declared a $0.145 per common share dividend for the first quarter 2008, which is consistent with the previous four quarters.  However, due to the decline in net income, our dividend payout ratio for the first quarter of 2008 was 102.39%, compared to 45.02% for the first quarter of 2007.  In setting our dividend on a quarterly basis, we evaluate our capital adequacy and the quality of our earnings, and we estimate our capital requirements and our earnings outlook for the next year.  If our actual operating results deteriorate significantly from our estimates, we may have to adjust our dividend level in future quarters.  Stockholders’ equity represented 8.2% of total assets at March 31, 2008 and December 31, 2007.

The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At March 31, 2008, the Company and the Bank were in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at March 31, 2008.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	11.1%	11.1%	8.0%
Tier 1 Capital to Risk Weighted Assets	9.9%	9.8%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.4%	8.4%	4.0%

On May 22, 2007, our Board of Directors authorized a plan to repurchase up to 300,000 shares of our common stock over the next twelve-month period.  On December 18, 2007, our Board authorized an additional stock repurchase program to repurchase up to 200,000 shares of our common stock over the next twelve-month period.  We plan to use cash on hand to repurchase our shares on the open market and through private transactions.   During the first quarter of 2008, we repurchased 69,315 shares at a total cost of $933,000.  Although we may not repurchase all 500,000 shares within the allotted time period, the programs will allow us to repurchase our shares as opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management.  At March 31, 2008, there were no shares available to be repurchased under the original 300,000-share plan and there were 142,935 shares available to be repurchased under the additional 200,000-share plan.  The expiration date for this plan is December 18, 2008.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.  The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our 2007 Annual Report on Form 10-K.  The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.  Management has discussed these critical accounting policies with the Audit Committee.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended March 31, 2008.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At March 31, 2008, our one-year management-adjusted gap ratio of 1.02 was within our policy guidelines.  This is a significant improvement compared to our one-year gap position of 1.25 at March 31, 2006.

We have reduced the level of asset-sensitivity on the Company’s balance sheet in an effort to better mitigate our interest rate risk in an interest rate decline.  We have accomplished this by conscientiously lengthening the duration of our earning assets and shortening the duration of our deposits and other borrowings.  Also, in June 2006, we entered into a $50 million 3-year 8.25% Prime rate floor contract in an additional effort to hedge our interest rate risk in a declining interest rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract to further hedge against interest rate risk in a declining rate environment.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$579,237	$634,064	$694,850
Rate Sensitive Liabilities (RSL)	531,139	657,586	804,637
RSA minus RSL (Gap)	$48,098	$(23,522)	$(109,787)

Gap Ratio (RSA/RSL)	1.09	0.96	0.86

Management-Adjusted
Rate Sensitive Assets (RSA)	$621,083	$715,508	$848,027
Rate Sensitive Liabilities (RSL)	539,023	672,672	832,314
RSA minus RSL (Gap)	$82,060	$42,836	$15,713

Gap Ratio (RSA/RSL)	1.15	1.06	1.02

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates has on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 10% using this analysis.  As of March 31, 2008, the simulation model projected net interest income would increase 8.99% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 5.14% over the next year if market rates immediately fell by 100 basis points.  The model projects net interest income to decrease 8.04% over the next year if market rates immediately fell by 200 basis points, but we believe this scenario is highly unlikely, given the current interest rate levels, and this scenario is included in the table for illustrative purposes only.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	10.43%	9.55%
+200 bps	9.22%	8.99%
+100 bps	5.88%	6.26%
-100 bps	-5.02%	-5.14%
-200 bps	-7.55%	-8.04%

ITEM 4.	CONTROLS AND PROCEDURES

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

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
January	37,600	$13.35	37,600	174,650
February	23,225	13.98	23,225	151,425
March	8,490	12.56	8,490	142,935
Total	69,315	$13.47	69,315	142,935

[1]
On May 22, 2007, the Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company's common stock over the next twelve month period.  The plan will expire May 22, 2008. On December 18, 2007, the Board of Directors authorized an additional stock repurchase program to repurchase up to 200,000 shares of the Company’s common stock over a twelve month period.  The plan will expire December 18, 2008.

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

PAB BANKSHARES, INC.
Registrant

Date: May 9, 2008	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer (principal executive officer of the registrant)

Date: May 9, 2008	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer (principal financial officer of the registrant)