Form 10-Q
period 2008-06-30
PAB BANKSHARES INC
filed 2008-08-11
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008 – Commission File Number 000-25422
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at July 31, 2008 was 9,324,407 shares.

 i

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Cash and due from banks	$24,520,118	$29,451,700
Interest-bearing deposits in other banks	441,144	393,276
Federal funds sold	375,590	559,444
Investment securities	178,312,997	194,794,481

Loans	963,499,605	921,348,906
Allowance for loan losses	(14,302,733)	(12,905,938)
Net loans	949,196,872	908,442,968

Premises and equipment, net	19,719,578	20,177,671
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	12,091,891	11,881,384
Foreclosed assets	8,792,495	6,360,258
Other assets	22,932,424	20,625,156

Total assets	$1,222,367,713	$1,198,670,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$102,909,152	$89,423,571
Interest-bearing demand and savings	336,358,345	354,742,862
Time	557,327,095	535,982,585
Total deposits	996,594,592	980,149,018

Federal funds purchased and securities sold under agreements to repurchase	13,177,397	16,175,370
Advances from the Federal Home Loan Bank of Atlanta	99,999,267	86,297,705
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	6,609,927	8,062,877
Total liabilities	1,126,691,183	1,100,994,970

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized;
9,324,407 and 9,223,217 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	24,088,556	22,792,940
Retained earnings	71,139,280	72,822,852
Accumulated other comprehensive income (loss)	(768,371)	843,115
Total stockholders' equity	95,676,530	97,675,972

Total liabilities and stockholders' equity	$1,222,367,713	$1,198,670,942

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest income
Interest and fees on loans	$15,140,028	$18,711,674	$31,796,825	$36,396,377
Interest and dividends on investment securities:
Taxable	1,901,665	2,085,495	3,894,714	4,097,952
Nontaxable	335,506	297,225	663,089	581,796
Other interest income	82,924	251,071	135,969	720,559
Total interest income	17,460,123	21,345,465	36,490,597	41,796,684

Interest expense
Interest on deposits	7,461,664	9,026,334	15,879,025	17,479,864
Interest on Federal Home Loan Bank advances	928,070	1,037,696	1,858,370	2,089,259
Interest on other borrowings	207,878	322,150	545,250	599,980
Total interest expense	8,597,612	10,386,180	18,282,645	20,169,103

Net interest income	8,862,511	10,959,285	18,207,952	21,627,581

Provision for loan losses	1,050,000	200,000	2,250,000	200,000
Net interest income after provision for loan losses	7,812,511	10,759,285	15,957,952	21,427,581

Other income
Service charges on deposit accounts	977,822	905,034	1,882,726	1,740,922
Other fee income	446,966	302,563	894,649	616,715
Securities transactions, net	16,833	(38,497)	200,217	134,835
Other noninterest income	130,163	190,125	237,419	345,245
Total other income	1,571,784	1,359,225	3,215,011	2,837,717

Other expenses
Salaries and employee benefits	4,524,952	4,573,826	9,537,056	9,350,364
Occupancy expense of premises	648,465	563,057	1,247,515	1,098,854
Furniture and equipment expense	521,613	584,275	1,046,128	1,163,243
Other noninterest expense	1,496,083	1,487,393	3,189,694	3,066,271
Total other expenses	7,191,113	7,208,551	15,020,393	14,678,732

Income before income tax expense	2,193,182	4,909,959	4,152,570	9,586,566
Income tax expense	729,641	1,687,934	1,391,555	3,299,760

Net income	$1,463,541	$3,222,025	$2,761,015	$6,286,806

Earnings per common share
Basic	$0.16	$0.33	$0.30	$0.65
Diluted	$0.15	$0.33	$0.29	$0.64

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$1,463,541	$3,222,025	$2,761,015	$6,286,806

Other comprehensive loss:
Unrealized loss on cash flow hedge arising during the period, net of tax benefit of $451,660 and $114,447 for the quarter and $24,731 and $92,542 for the year to date	(838,798)	(212,547)	(45,930)	(188,254)
Unrealized holding losses on securities available for sale arising during the period, net of tax benefit of $1,521,996 and $1,294,344 for the quarter and $772,915 and $978,330 for the year to date	(2,826,567)	(2,403,782)	(1,435,415)	(1,816,898)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax (benefit) of $5,892 and ($13,474) for the quarter and $70,076 and $47,192 for the year to date	(10,941)	25,024	(130,141)	(87,643)
	(3,676,306)	(2,591,305)	(1,611,486)	(2,092,795)

Comprehensive income (loss)	$(2,212,765)	$630,720	$1,149,529	$4,194,011

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2006	9,504,969	$1,217,065	$27,584,852	$67,476,178	$(962,361)	$95,315,734
Net income	-	-	-	10,785,715	-	10,785,715
Other comprehensive income	-	-	-	-	1,805,476	1,805,476
Cash dividends declared, $0.58 per share	-	-	-	(5,439,041)	-	(5,439,041)
Stock acquired and cancelled under stock repurchase plan	(344,492)	-	(5,894,104)	-	-	(5,894,104)
Stock-based compensation	-	-	410,851	-	-	410,851
Stock options exercised	62,740	-	691,341	-	-	691,341
Balance, December 31, 2007	9,223,217	1,217,065	22,792,940	72,822,852	843,115	97,675,972
Net income	-	-	-	2,761,015	-	2,761,015
Other comprehensive loss	-	-	-	-	(1,611,486)	(1,611,486)
Cash dividends declared, $0.24 per share	-	-	-	(2,195,622)	-	(2,195,622)
2% stock dividend declared	183,739	-	2,248,965	(2,248,965)	-	-
Stock acquired and cancelled under stock repurchase plan	(86,065)	-	(1,162,521)	-	-	(1,162,521)
Stock-based compensation	-	-	173,192	-	-	173,192
Stock options exercised	3,516	-	35,980	-	-	35,980
Balance, June 30, 2008	9,324,407	$1,217,065	$24,088,556	$71,139,280	$(768,371)	$95,676,530

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,761,015	$6,286,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	836,656	868,598
Provision for loan losses	2,250,000	200,000
Net realized gain on securities transactions	(200,217)	(134,835)
Loss on disposal of assets	108,643	7,449
Stock-based compensation expense	173,192	248,618
Increase in cash value of bank-owned life insurance	(210,507)	(200,625)
Decrease in deferred compensation accrual	(81,724)	(179,534)
Decrease in retirement accruals	-	(159,799)
Net change in taxes receivable and taxes payable	(398,445)	(1,238,388)
Decrease in interest receivable	1,438,752	133,900
Increase (decrease) in interest payable	(337,869)	25,873
Net increase in prepaid expenses and other assets	(1,914,662)	(481,995)
Net decrease in accrued expenses and other liabilities	(1,134,353)	(309,071)
Net cash provided by operating activities	3,290,481	5,066,997

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(47,868)	337,879
Decrease in federal funds sold	183,854	41,509,728
Purchase of debt securities	(32,221,423)	(22,527,424)
Proceeds from sales of debt securities	24,417,488	8,436,633
Proceeds from calls of debt securities	16,102,927	650,771
Proceeds from maturities and paydowns of debt securities	7,360,948	6,740,409
Purchase of equity investments	(1,211,083)	(54,047)
Redemption of equity investments	452,100	275,318
Net increase in loans	(47,300,029)	(87,968,441)
Purchase of premises and equipment	(496,708)	(948,573)
Proceeds from disposal of assets	1,965,735	1,232,298
Net cash used in investing activities	(30,794,059)	(52,315,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,445,574	37,363,819
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(2,997,973)	10,011,323
Advances from the Federal Home Loan Bank	31,000,000	40,000,000
Payments on Federal Home Loan Bank advances	(17,298,438)	(38,608,052)
Dividends paid	(2,664,626)	(2,710,615)
Proceeds from the exercise of stock options	35,980	379,745
Acquisition of stock under stock repurchase plans	(1,162,521)	(1,093,445)
Purchase of cash flow hedge derivative instrument	(786,000)	-
Net cash provided by financing activities	22,571,996	45,342,775

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	Six Months Ended June 30,
	2008	2007

Net decrease in cash and due from banks	$(4,931,582)	$(1,905,677)

Cash and due from banks at beginning of period	29,451,700	26,712,252

Cash and due from banks at end of period	$24,520,118	$24,806,575

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$18,620,514	$20,143,230
Taxes	$1,795,000	$3,614,001

NONCASH INVESTING AND FINANCING TRANSACTIONS
Decrease in unrealized gains on securities available for sale	$(2,408,547)	$(2,930,063)
Decrease in unrealized gain on cash flow hedge	$(70,660)	$(280,796)
Transfer of loans to foreclosed assets	$4,296,125	$3,251,217

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In May 2008, the Company declared a 2% stock dividend on the Company’s common stock, payable on July 15, 2008 to holders of record on June 30, 2008.  The weighted average number of shares and all other share and per share data included in this Report has been restated for all periods presented to reflect this stock dividend.

The components used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2008 and 2007 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$1,463,541	$3,222,025	$2,761,015	$6,286,806

Weighted average common shares outstanding	9,328,241	9,682,308	9,346,466	9,690,963

Earnings per common share	$0.16	$0.33	$0.30	$0.65

Diluted earnings per share:
Net income	$1,463,541	$3,222,025	$2,761,015	$6,286,806

Weighted average common shares outstanding	9,328,241	9,682,308	9,346,466	9,690,963
Effect of dilutive stock options	47,945	163,127	54,246	169,448
Weighted average diluted common shares outstanding	9,376,186	9,845,435	9,400,712	9,860,411

Earnings per common share	$0.15	$0.33	$0.29	$0.64

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s asset-liability management policy allows for the use of certain derivative and financial instruments for hedging purposes in managing the Company’s interest rate risk.  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate.  The most common derivative instruments include interest rate swaps, caps, floors and collars.  The Company accounts for its derivative financial instruments under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the fair value of the floor is included in other assets in the Consolidated Statement of Condition.

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  The premium paid for this contract was $451,250.  In January 2008, the Company entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract to hedge against interest rate risk in a declining rate environment.  The premiums paid for these contracts were $170,000 and $286,000, respectively.  In April 2008, the Company entered into a $25 million notional amount, 3-year cap contract tied to the 1-month London Interbank Offered Rate (“LIBOR”) with a strike rate of 2.975%  to further hedge against interest rate risk.  The premium paid for this contract was $330,000.  These contracts are classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”).  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.  At June 30, 2008, the Company reported a $46,000 gain, net of a $25,000 tax effect, in other comprehensive income related to its cash flow hedges.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three and six month periods ended June 30, 2008 and June 30, 2007, there was no ineffectiveness recognized in other non-interest expense attributable to the Company’s cash flow hedges.  A summary of the Company’s derivative financial instruments at June 30, 2008 is shown in the following table:

		Weighted-Average
	Notional amount	Floor rate	Cap rate	Maturity in months	Estimated fair value at June 30, 2008	Net unrealized gains
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime-based floating rate loans	$100,000,000	7.06%	6.88%	28	$1,239,000	$603,000
Hedging cash flows on floating rate deposit accounts	25,000,000	-	2.98%	33	633,000	304,000
Total Derivative Instruments	$125,000,000	7.06%	5.58%	29	$1,872,000	$907,000

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At June 30, 2008, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At June 30, 2008, there were 62,832 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,428,000 stock options to directors, employees, consultants and advisors of the Company.  At June 30, 2008, there were 601,525 shares available for grant and there were 671,838 options outstanding that were granted under the 1999 Stock Option Plan.

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

At June 30, 2008, there was approximately $888,000 of unrecognized compensation cost related to stock-based payments that is expected to be recognized over a weighted-average period of 3.53 years.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$551,097	$177,761,900	$-	$178,312,997
Derivative financial instruments	-	1,872,153	-	1,872,153
Total assets at fair value	$551,097	$179,634,053	$-	$180,185,150

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” beginning on this page, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, asset quality, projected growth, capital position, our plans regarding our nonperforming assets, business opportunities in our markets and economic conditions, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values; (4) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond and equity markets; (9) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (10) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (11) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (12) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

The table below provides summary demographic data on each of our markets.

			Projected	Median 2007	Household	Projected
Market/	Total	Population	Population	Household	Income	Household Income
County	Population[1]	Change (%)[2]	Change (%)[3]	Income ($)[1]	Change (%)[2]	Change (%)[3]

Selected Georgia Counties:
South Georgia:
Appling	17,928	2.92	2.32	36,004	19.00	13.37
Bulloch	65,115	16.31	10.35	36,690	24.74	16.22
Cook	16,824	6.68	4.43	32,716	19.72	13.35
Decatur	29,981	6.17	3.97	35,199	22.60	14.83
Grady	24,999	5.66	2.84	34,565	20.19	13.23
Jeff Davis	13,042	2.82	1.79	32,307	19.91	13.21
Lowndes	102,189	10.94	7.54	40,606	24.48	15.44
North Georgia:
Forsyth	158,051	60.61	36.71	90,724	33.41	22.04
Gwinnett	800,680	36.07	20.47	79,730	31.74	21.40
Hall	176,932	27.04	15.50	56,358	25.49	16.44
Henry	196,080	64.30	33.63	72,290	26.15	15.25
Oconee	33,600	28.12	17.22	67,533	23.43	16.79

State of Georgia	9,654,958	17.94	11.69	55,102	29.09	19.57

Selected Florida Counties:
Duval	897,561	15.24	10.64	50,508	23.99	17.89
Marion	328,656	26.94	18.57	39,452	23.18	15.17
St. Johns	178,025	44.58	26.01	63,436	26.61	18.69

State of Florida	18,893,813	18.22	12.80	48,591	25.10	17.12

National Total	306,348,230	8.86	6.26	53,154	26.06	17.59

_____________________________
1	Based on actual 2007 market demographics provided by SNL Financial.
2	Based on actual changes from 2000 to 2007 provided by SNL Financial.
3	Estimated changes from 2007 to 2012 provided by SNL Financial.

FINANCIAL CONDITION

During the six months ended June 30, 2008, our total assets increased $23.7 million, or 4.0% on an annualized basis, to $1.22 billion.  Our loan portfolio increased $42.2 million, or 9.2% on an annualized basis, to $963.5 million at June 30, 2008 from $921.3 million at December 31, 2007.  Total deposits increased $16.4 million, or 3.4% on an annualized basis, to $996.6 million at June 30, 2008 from $980.1 million at December 31, 2007.  In the beginning of 2008, we made the decision not to aggressively compete in our markets for higher-priced deposits and tightened our liquidity to limit the impact on our earnings.   Instead, we utilized brokered deposits and advances from the Federal Home Loan Bank (the “FHLB”), which were at lower rates than our in-market retail deposits, to fund our loan growth during the first six months of 2008.  Because of this decision, brokered deposits increased $52.8 million and advances from the FHLB increased $13.7 million during the first six months of 2008.  However, since the first quarter of 2008, the disparity between rates on brokered deposits and retail deposits decreased, and in July 2008, we began an aggressive marketing campaign to increase retail deposits in our markets, which we expect to continue for the remainder of 2008.

The following table summarizes our loan and deposit portfolios classified by type and market as of June 30, 2008.

	South	North
As of June 30, 2008	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$32,339	$47,450	$2,262	$36	$82,087
Agricultural (including loans secured by farmland)	36,145	4,691	6,055	-	46,891
Real estate – construction	80,317	205,864	57,542	670	344,393
Real estate - commercial	91,899	154,474	25,208	4,381	275,962
Real estate - residential	131,317	36,116	8,934	4,802	181,169
Installment loans to individuals and other loans	13,635	5,831	179	13,592	33,237
	385,652	454,426	100,180	23,481	963,739
Deferred loan fees and unearned interest, net	270	(184)	(305)	(20)	(239)
Total loans	$385,922	$454,242	$99,875	$23,461	$963,500
Percentage of total	40.3%	46.9%	10.4%	2.4%	100.0%

Deposits
Noninterest-bearing demand	$75,624	$16,309	$3,820	$7,156	$102,909
Interest-bearing demand and savings	259,652	45,635	30,431	641	336,359
Time less than $100,000	161,271	42,628	88,462	620	292,981
Time greater than or equal to $100,000	99,544	32,849	43,421	100	175,914
Brokered	-	-	-	88,432	88,432
Total deposits	$596,091	$137,421	$166,134	$96,949	$996,595
Percentage of total	59.8%	13.8%	16.7%	9.7%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $77.4 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

With approximately 20% of our loan portfolio concentrated in residential construction and development loans and an additional 19% of our loan portfolio in residential mortgages, we continuously monitor and evaluate economic trends in our residential real estate markets.  We have underwriting criteria and internal controls to manage our credit risks.  However, we expect to incur additional losses as a result of the continuing weakness in the residential real estate markets around Atlanta and North Florida.  We have established an allowance for loan losses based on our estimate of those losses inherent in our loan portfolio as of June 30, 2008.  Additional information on our asset quality and factors considered in assessing our allowance for loan losses are included under the heading “Provision for Loan Losses” in our “RESULTS OF OPERATIONS” discussion below.

During the second half of 2007, finished housing inventories began to increase in several of our markets in the Atlanta MSA; but we believe the housing inventories are still within manageable levels given the growth projections for those markets.  However, the supply of vacant, developed lots has continued to increase as the number of new building permits and housing starts have decreased.  The ability to sell these lots to investors or builders at a fair value over the past year has been increasingly difficult.  We believe it may take at least three to four years for the market to absorb the lot inventories in some areas on the south side of the Atlanta MSA.

The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.

For the Quarter Ended	Jun-08	Mar-08	Dec-07	Sep-07	Jun-07	Jun-06	Jun-05
	(# of Months Supply)
Housing Inventory:
Henry County	13.1	12.6	11.5	10.8	10.1	8.4	9.3
Clayton County	9.9	9.3	9.5	11.7	13.1	10.2	5.4
Newton County	13.9	12.3	11.1	9.8	8.6	9.0	8.6
South Fulton County	9.2	9.1	8.0	8.0	8.0	8.4	8.7

Vacant Developed Lots Inventory:
Henry County	153.0	113.0	86.0	60.0	46.0	27.0	24.0
Clayton County	91.0	62.0	53.0	39.0	30.0	25.0	15.0
Newton County	142.0	93.0	64.0	45.0	36.0	22.0	23.0
South Fulton County	83.0	67.0	57.0	43.0	35.0	19.0	21.0

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Jun-08	Mar-08	Dec-07	Sep-07	Jun-07
	(Dollars in Thousands)
Commercial and financial	$82,087	$83,343	$78,730	$78,556	$78,048
Agricultural (including loans secured by farmland)	46,891	42,573	41,861	42,608	46,973
Real estate - construction	344,393	363,392	352,732	339,019	328,347
Real estate - commercial	275,962	241,165	248,272	257,841	270,978
Real estate – residential	181,169	179,091	174,157	164,967	161,404
Installment loans to individuals and other loans	33,237	25,704	26,011	21,691	20,246
	963,739	935,268	921,763	904,682	905,996

Deferred loan fees and unearned interest, net	(239)	(341)	(414)	(600)	(839)
	963,500	934,927	921,349	904,082	905,157
Allowance for loan losses	(14,303)	(13,875)	(12,906)	(11,497)	(11,342)
	$949,197	$921,052	$908,443	$892,585	$893,815

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Jun-08	Mar-08	Dec-07	Sep-07	Jun-07
Commercial and financial	8.52%	8.91%	8.55%	8.69%	8.62%
Agricultural (including loans secured by farmland)	4.87%	4.55%	4.54%	4.71%	5.19%
Real estate - construction	35.74%	38.87%	38.28%	37.50%	36.27%
Real estate - commercial	28.64%	25.80%	26.95%	28.52%	29.94%
Real estate - residential	18.80%	19.16%	18.90%	18.25%	17.83%
Installment loans to individuals and other loans	3.45%	2.75%	2.82%	2.40%	2.24%
	100.02%	100.04%	100.04%	100.07%	100.09%

Deferred loan fees and unearned interest, net	-0.02%	-0.04%	-0.04%	-0.07%	-0.09%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-1.48%	-1.48%	-1.40%	-1.27%	-1.25%
Net loans	98.52%	98.52%	98.60%	98.73%	98.75%

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	June 30, 2008		December 31, 2007		June 30, 2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$132,885	38.6%	$130,097	36.9%	$135,601	41.3%
Commercial and multi-family	103,772	30.1%	105,718	30.0%	90,808	27.7%
Construction
1-4 family residential spec	32,985	9.6%	40,392	11.4%	42,155	12.9%
1-4 family residential pre-sold	965	0.3%	1,604	0.4%	1,032	0.3%
1-4 family residential other	29,165	8.5%	26,694	7.6%	20,837	6.4%
Commercial owner-occupied	5,123	1.5%	5,685	1.6%	5,692	1.7%
Commercial not owner-occupied	25,233	7.3%	17,497	5.0%	9,947	3.0%
Hotel/motel	496	0.1%	12,909	3.7%	12,202	3.7%
Multi-family properties	12,540	3.6%	7,789	2.2%	8,353	2.5%
Special purpose property	1,229	0.4%	2,337	0.6%	1,250	0.4%
Other	-	0.0%	2,010	0.6%	470	0.1%
Total construction and development loans	$344,393	100.0%	$352,732	100.0%	$328,347	100.0%
Percentage of total loans	35.7%		38.3%		36.3%

	June 30, 2008		December 31, 2007		June 30, 2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$37,100	13.4%	$34,291	13.8%	$31,386	11.6%
Retail	22,775	8.3%	22,114	8.9%	23,413	8.6%
Other	36,988	13.4%	34,263	13.8%	33,542	12.4%
Not owner-occupied:
Office	27,634	10.0%	29,210	11.8%	29,233	10.8%
Retail	34,629	12.5%	36,780	14.8%	41,314	15.2%
Other	26,883	9.7%	27,418	11.0%	25,759	9.5%
Other:
Hotel/motel	21,197	7.7%	11,399	4.6%	15,217	5.6%
Industrial	4,716	1.7%	2,626	1.1%	2,719	1.0%
Multi-family properties	26,655	9.7%	14,894	6.0%	22,098	8.2%
Special purpose property	35,572	12.9%	34,876	14.0%	46,297	17.1%
Other	1,813	0.7%	401	0.2%	-	0.0%
Total commercial real estate loans	$275,962	100.0%	$248,272	100.0%	$270,978	100.0%
Percentage of total loans	28.6%		26.9%		29.9%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Jun-08	Mar-08	Dec-07	Sep-07	Jun-07
	(Dollars In Thousands)
Noninterest-bearing demand	$102,909	$97,029	$89,423	$91,053	$98,862
Interest-bearing demand and savings	336,359	331,184	354,743	362,079	349,720
Time less than $100,000	292,981	298,799	312,722	315,532	300,856
Time greater than or equal to $100,000	175,914	179,316	187,662	172,529	163,973
Brokered	88,432	65,776	35,599	38,599	32,436
Total deposits	$996,595	$972,104	$980,149	$979,792	$945,847

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Jun-08	Mar-08	Dec-07	Sep-07	Jun-07
Noninterest-bearing demand	10.33%	9.98%	9.12%	9.29%	10.45%
Interest-bearing demand and savings	33.75%	34.07%	36.19%	36.96%	36.98%
Time less than $100,000	29.40%	30.74%	31.91%	32.20%	31.78%
Time greater than or equal to $100,000	17.65%	18.44%	19.15%	17.61%	17.36%
Brokered	8.87%	6.77%	3.63%	3.94%	3.43%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2008 was $1.5 million, or $0.15 per diluted share, as compared to $3.2 million, or $0.33 per diluted share, during the same period in 2007.  The $1.7 million, or 54.6%, decrease in net income is the net result of a $2.1 million decrease in net interest income and an $850,000 increase in the provision for loan losses, offset by a  $213,000 increase in other income, a $17,000 decrease in other expenses and a $958,000 decrease in income tax expense.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended June 30, 2008 were 0.49% and 5.96%, respectively, compared to a 1.12% ROA and a 13.10% ROE for the same period in 2007.

Net income for the six months ended June 30, 2008 was $2.8 million, or $0.29 per diluted share, as compared to $6.3 million, or $0.64 per diluted share, during the same period in 2007.  The $3.5 million, or 56.1%, decrease in net income is the net result of a $3.4 million decrease in net interest income, a $2.1 million increase in the provision for loan losses and a $342,000 increase in other expenses, offset by a $377,000 increase in other income and a $1.9 million decrease in income tax expense.  Our ROA and ROE for the six months ended June 30, 2008 were 0.46% and 5.60%, respectively, compared to a 1.11% ROA and a 12.93% ROE for the same period in 2007.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended June 30, 2008, our net interest income on a taxable-equivalent basis was $9.0 million, an 18.7% decrease from the $11.1 million in net interest income for the second quarter of 2007.  The decrease in net interest income is due to a $3.9 million decrease in interest income offset by a $1.8 million decrease in interest expense.  During the second quarter of 2008, our average earning assets were 4.5% higher compared to the same period in 2007, and the average balances of our interest-bearing liabilities increased by 6.4% to fund the asset growth.  A portion of the decrease in interest income is due to an increase in nonaccrual loans, causing approximately $804,000 in interest income to not be recognized during the second quarter of 2008, compared to $91,000 in interest income forgone during the same period in 2007.  The average yield on our earning assets decreased 169 basis points from 7.93% for the second quarter of 2007, to 6.24% for the second quarter of 2008.  However, the average rates paid for our funds only decreased 97 basis points from 4.40% for the second quarter of 2007, to 3.43% for the second quarter of 2008.  As a result, our net interest spread declined by 72 basis points from 3.53% in the second quarter of 2007, to 2.81% for the same period in 2008.

For the six months ended June 30, 2008, our net interest income on a taxable-equivalent basis was $18.6 million, a 15.4% decrease from the $21.9 million in net interest income for the same period in 2007.  The decrease in net interest income is due primarily to the same factors described above for the quarterly results.   Interest income not recognized due to nonaccrual loans totaled $1.6 million for the first six months of 2008, compared to $183,000 in interest income forgone during the same period in 2007.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the second quarter of 2008 was 3.20%, 90 basis points lower than the 4.10% recorded for the second quarter of 2007.  The reduction in short-term interest rates during the fourth quarter of 2007 and first quarter of 2008 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  The reduction of interest income due to our nonperforming assets also negatively impacted the net interest margin by 28 basis points during the second quarter of 2008, which was consistent with the 28 basis point impact in the first quarter of 2008, but was significantly higher than the three basis point impact in the second quarter of 2007.  We do not expect our net interest margin to materially improve over the next few quarters considering the increase in nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and six months ended June 30, 2008 and 2007.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended June 30,		2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$943,391	$15,140	6.45%	$876,982	$18,712	8.56%
Investment securities:
Taxable	143,982	1,902	5.31%	162,827	2,085	5.14%
Nontaxable	33,882	516	6.13%	30,370	457	6.04%
Other short-term investments	15,845	83	2.10%	17,747	251	5.67%
Total interest-earning assets	$1,137,100	$17,641	6.24%	$1,087,926	$21,505	7.93%
Interest-bearing liabilities:
Demand deposits	$292,848	$1,339	1.84%	$311,097	$2,819	3.63%
Savings deposits	36,168	53	0.59%	37,986	150	1.59%
Time deposits	556,630	6,070	4.39%	484,208	6,057	5.02%
FHLB advances	97,511	928	3.83%	90,512	1,038	4.60%
Notes payable	10,310	113	4.40%	10,310	182	7.08%
Other short-term borrowings	14,205	95	2.69%	13,208	140	4.26%
Total interest-bearing liabilities	$1,007,672	$8,598	3.43%	$947,321	$10,386	4.40%

Interest rate spread			2.81%			3.53%
Net interest income		$9,043			$11,119
Net interest margin			3.20%			4.10%

For the Six Months Ended June 30,		2008			2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$936,720	$31,797	6.83%	$855,644	$36,396	8.58%
Investment securities:
Taxable	147,577	3,895	5.31%	160,099	4,098	5.16%
Nontaxable	33,513	1,020	6.12%	29,855	895	6.05%
Other short-term investments	11,471	136	2.38%	27,011	721	5.38%
Total interest-earning assets	$1,129,281	$36,848	6.56%	$1,072,609	$42,110	7.92%
Interest-bearing liabilities:
Demand deposits	$299,377	$3,265	2.19%	$304,578	$5,409	3.25%
Savings deposits	35,755	129	0.72%	37,788	298	1.59%
Time deposits	545,096	12,485	4.61%	478,909	11,773	4.96%
FHLB advances	94,983	1,859	3.93%	90,313	2,089	4.67%
Notes payable	10,310	281	5.48%	10,310	362	7.08%
Other short-term borrowings	16,311	264	3.26%	11,168	238	4.29%
Total interest-bearing liabilities	$1,001,832	$18,283	3.67%	$933,066	$20,169	4.36%

Interest rate spread			2.89%			3.56%
Net interest income		$18,565			$21,941
Net interest margin			3.31%			4.13%

Provision for Loan Losses

During the second quarter of 2008, we provided $1.05 million to our allowance for loan losses due to an increase in nonperforming loans and residential real estate market conditions.  Additional provisions for loan losses in the second half of 2008 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality deteriorates from current levels or if we attempt to aggressively liquidate our collateral on these impaired loans under current market conditions.

For the year to date, we have charged-off $1.3 million in bad debts and we have recovered $415,000 in previously charged-off loans.  The $853,000 in net charge-offs for the year to date results in an annualized 0.18% ratio of net charge-offs to average loans, which is higher than our 2007 net charge-off ratio of 0.10% and our five-year average net charge-off ratio of 0.10%.

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

Our nonperforming loans increased $39.2 million, from $11.4 million at December 31, 2007 to $50.6 million at June 30, 2008, due primarily to the adverse economic and market conditions in our Atlanta and Athens, Georgia markets and our Jacksonville, Florida market.  As a percentage of total loans, nonperforming loans increased 246 basis points to 5.25% at June 30, 2008 from 1.24% at December 31, 2007.  Two relationships totaling $20.3 million accounted for 40.3% of total nonperforming loans at quarter-end.  Approximately 84.1% of the loans on nonaccrual status at June 30, 2008 were construction and development loans, and these loans represented approximately 10.0% of our total portfolio of construction and development loans.  The underlying collateral on the nonperforming loans consists of (1) 1,023 acres of undeveloped land in six parcels zoned for residential development with a total carrying value of $11.2 million, or $11,000 per acre on average, (2) 614 residential lots with a total carrying value of $19.4 million, or $31,600 per lot on average, (3) 65 residential houses with a total carrying value of $9.7 million, or $150,000 per house on average, and (4) 20 commercial properties with a total carrying value of $9.4 million, or $467,900 per property on average.  The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans over the past five quarters.

As of Quarter End	Jun-08	Mar-08	Dec-07	Sep-07	Jun-07
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$40,464	$26,090	$11,405	$5,185	$1,986
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	332	13	37	34	27
Troubled debt restructurings not included above	9,808	-	-	-	-
Total nonperforming loans	$50,604	$26,103	$11,442	$5,219	$2,013

Total nonperforming loans as a percentage of total loans	5.25%	2.79%	1.24%	0.58%	0.22%

Specific Reserves (FAS 114)	$6,222	$2,241	$1,577	$408	$-
General Reserves (FAS 5)	390	4,578	397	301	303
Total reserves allocated to nonperforming loans	$6,612	$6,819	$1,974	$709	$303

Total reserves allocated as a percentage of nonperforming loans	13.07%	26.12%	17.25%	13.59%	15.07%

Total loans past due 30-89 days and not categorized as a nonperforming loan amounted to $6.0 million, or 0.63% of total loans at June 30, 2008, a 129 basis point decrease compared to a 1.92% ratio at December 31, 2007.  The decrease in this category is due primarily to the migration of most of those loans to nonaccrual status or other real estate through workout situations.  Approximately 46.3% of the loans past due 30-89 days at June 30, 2008 were construction and development loans, and these loans represented approximately 0.8% of our total portfolio of construction and development loans.

Our foreclosed assets increased $2.4 million in the first six months of 2008, from $6.4 million at December 31, 2007 to $8.8 million at June 30, 2008.  Due to economic conditions in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  The foreclosed properties held at June 30, 2008 include (1) 88 acres of undeveloped land in three parcels zoned for residential development with a total carrying value of $1.8 million, or $20,600 per acre on average, (2) 61 residential lots with a total carrying value of $1.7 million, or $27,200 per lot on average, (3) 18 residential houses with a total carrying value of $3.2 million, or $175,000 per house on average, and (4) six commercial properties with a total carrying value of $2.2 million, or $359,800 per property on average.

The following table summarizes our nonperforming assets by type and market as of June 30, 2008.

	North Georgia	South Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$33,580	$1,305	$5,579	$-	$40,464
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	324	-	-	8	332
Troubled debt restructurings not included above	9,340	468	-	-	9,808
Foreclosed assets	8,311	481	-	-	8,792
Total nonperforming assets	$51,555	$2,254	$5,579	$8	$59,396

In addition to our nonperforming loans discussed above, we have identified $2.8 million in potential problem loans as of June 30, 2008.  These are construction and land development loans that were past due 30 to 89 days at quarter-end.  Potential problem loans are loans where known credit problems of the borrowers causes management to doubt the ability of such borrowers to comply with the present repayment terms.  This may result in classifying of such loans as nonperforming in future periods.

Other Income
A summary of noninterest income follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Pct. Chg.	2008	2007	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$978	$905	8.1%	$1,883	$1,741	8.2%
Mortgage origination fees	216	90	140.0%	422	172	145.3%
ATM/debit card fee income	174	161	8.1%	349	314	11.1%
Securities transactions, net	17	(38)	144.7%	200	135	48.1%
Earnings on bank-owned life insurance	105	102	2.9%	210	201	4.5%
Gain (loss) on disposal of assets	(42)	6	-800.0%	(108)	(7)	-1442.9%
Other noninterest income	124	133	-6.8%	259	282	-8.2%
Total noninterest income	$1,572	$1,359	15.7%	$3,215	$2,838	13.3%
Noninterest income (annualized) as a percentage of average assets	0.52%	0.48%		0.54%	0.50%

Compared to the same periods in 2007, service charges on deposit accounts increased during the three months and six months ended June 30, 2008 due to a net increase in NSF and overdraft fees.  We tightened our policy on waiving these fees for customers, which has resulted in a lower percentage of waived overdraft and NSF fees.  Our basic service charge fee income on deposit accounts remained stable from the first six months of 2007 to the first six months of 2008 as we have not changed our fee schedules and we continue to offer a free checking product with no monthly service fees.

Mortgage origination fees increased from the first six months of 2007 to the first six months of 2008 as we hired new mortgage originators to replace several lenders lost in 2006 and 2007 due to unexpected turnover.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  However, we have begun to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first six months of 2008, we incurred a loss of $100,000 on the sale of foreclosed real estate and an $8,000 loss on the disposal of an ATM machine.  This was compared to a loss of $7,000 on the sale of two parcels of foreclosed real estate in the first six months of 2007.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Pct. Chg.	2008	2007	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$3,921	$4,114	-4.7%	$8,157	$8,265	-1.3%
Deferred loan cost	(468)	(534)	-12.4%	(856)	(1,005)	-14.8%
Employee benefits	1,072	994	7.8%	2,236	2,090	7.0%
Net occupancy expense of premises	648	563	15.1%	1,248	1,099	13.6%
Furniture and equipment expense	522	584	-10.6%	1,046	1,163	-10.1%
Advertising and business development	126	149	-15.4%	308	327	-5.8%
Supplies and printing	102	119	-14.3%	212	253	-16.2%
Telephone and internet charges	211	148	42.6%	413	295	40.0%
Postage and courier	140	145	-3.4%	302	304	-0.7%
Legal and accounting fees	102	134	-23.9%	214	242	-11.6%
Director fees and expenses	154	81	90.1%	328	211	55.5%
Service charges and fees	139	137	1.5%	314	280	12.1%
Other noninterest expense	522	575	-9.2%	1,098	1,155	-4.9%
Total noninterest expense	$7,191	$7,209	-0.2%	$15,020	$14,679	2.3%
Noninterest expense as a percentage of average assets (annualized)	2.39%	2.50%		2.52%	2.60%

Salaries and wages expense and employee benefits were down for the first six months of 2008 due to a decrease in annual bonus and incentive accruals.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

The increase in occupancy expense is due to increased rental rates and common area maintenance charges associated with leased properties.  The decrease in furniture and equipment expenses is due to a reduction in depreciation expense on several large pieces of operations equipment that became fully depreciated during the third quarter of 2007.  We anticipate depreciation expense to increase during the third quarter of 2008 as we made new capital expenditures in the second quarter of 2008 to replace these items.

Advertising and business development expenses, along with office supplies and printing charges, decreased from the 2007 to 2008 due to cost-saving awareness and efforts among our locations to reduce noninterest expenses.  The increase in telephone and internet charges is due to the addition of redundant lines for capacity and disaster recovery and rate increases from our service providers beginning in January 2008.

Director fees and expenses increased 55.5% for the first six months of 2008 compared to the same period in 2007 due to an increase for the first time in three years in the fee structure of quarterly retainers, meeting fees and committee fees paid to our directors.  We also incurred additional expenses for a director strategic planning session held in March 2008.

Service charges and fees increased for the first six months of 2008 due to expenses related to a new remote deposit product that we began offering in 2007.  These fees were nominal during the first quarter of 2007, as the product was not fully implemented until the second quarter of 2007.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 33.3% and 34.4% for the three-month periods ended June 30, 2008 and 2007, respectively.  For the six-month periods ended June 30, 2008 and 2007, income tax expense as a percentage of net income before taxes was 33.5% and 34.4%, respectively.  Since the first quarter of 2006, we have invested in several affordable housing projects to receive State of Georgia low income housing tax credits to help reduce our state income tax expense.  The difference between the effective rate and the statutory federal rate of 35% is due primarily to income earned on tax-exempt municipalities and earnings on the cash value of our bank-owned life insurance offset in part by state income tax expense.

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

At June 30, 2008, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 16.7%, compared to 18.8% at December 31, 2007.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first six months of 2008, we funded the $42.2 million growth in loans and the $18.4 million decrease in interest-bearing demand deposits by utilizing a $13.5 million increase in noninterest-bearing demand deposits, a $21.3 million increase in savings and time deposits, a decrease in our investment securities by $16.5 million and an increase in our advances from the FHLB by $13.7 million.

Contractual Obligations
Summarized below are our contractual obligations as of June 30, 2008.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$99,999	$608	$35,243	$41,534	$22,614
Operating Lease Obligations	1,973	408	670	439	456
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$112,282	$1,016	$35,913	$41,973	$33,380

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2008 and December 31, 2007 are as follows:

	Jun-08	Dec-07
Commitments to extend credit	$152,870,000	$154,113,000
Standby letters of credit	$4,102,000	$4,239,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have strong credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at June 30, 2008 was not material.

Stockholders’ Equity
Stockholders’ equity represented 7.8% of total assets at June 30, 2008, a decrease compared to 8.2% at December 31, 2007.  Total stockholders’ equity has decreased $2.0 million, or 2.1%, since December 31, 2007.  This decrease is primarily the net result of  $2.8 million in earnings, less $2.2 million in cash dividends, a $1.6 million decrease in accumulated other comprehensive gains and the repurchase and cancellation of  $1.2 million of common stock under our stock repurchase plan.  We paid a $0.145 per common share cash dividend for the first quarter of 2008 and declared a $0.095 per common share cash dividend for the second quarter of 2008, compared to $0.145 per common share cash dividend paid for each of the first and second quarters of 2007.  We also declared a 2% stock dividend in the second quarter of 2008.  Due to a decline in net income, our dividend payout ratios for the first and second quarters of 2008 were 102.39% and 59.33%, respectively, compared to 45.02% and 42.66% for the first and second quarters of 2007.  In setting our dividend on a quarterly basis, we evaluate our capital adequacy and the quality of our earnings, and we estimate our capital requirements and our earnings outlook for the next year.  If our actual operating results deteriorate significantly from our estimates, we may have to further adjust our dividend level in future quarters.

The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At June 30, 2008, the Company and the Bank were in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2008.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	11.1%	11.1%	8.0%
Tier 1 Capital to Risk Weighted Assets	9.8%	9.8%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	8.3%	8.3%	4.0%

On December 18, 2007, our Board authorized a stock repurchase program to repurchase up to 200,000 shares of our common stock over the next twelve-month period.  We have used cash on hand to repurchase our shares on the open market and through private transactions.   During the second quarter of 2008, we repurchased 16,750 shares at a total cost of $229,000.  Although we do not intend to repurchase any additional shares within the allotted time period, the programs will allow us to repurchase our shares if opportunities arise through either the open market or privately negotiated transactions at prices deemed appropriate by management.  At June 30, 2008, there were 126,185 shares available to be repurchased under the plan.  The expiration date for this plan is December 18, 2008.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended June 30, 2008.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At June 30, 2008, our one-year management-adjusted gap ratio of 0.85 was within our policy guidelines.  Although we are now showing a slightly liability-sensitive balance sheet gap position in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.09 at June 30, 2008.

We have reduced the level of asset-sensitivity on the Company’s balance sheet in an effort to better mitigate our interest rate risk in an interest rate decline.  We have accomplished this by conscientiously lengthening the duration of our earning assets and shortening the duration of our deposits and other borrowings.  Also, in June 2006, we entered into a $50 million 3-year 8.25% Prime rate floor contract in an additional effort to hedge our interest rate risk in a declining interest rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk in a declining rate environment.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$560,537	$592,525	$661,830
Rate Sensitive Liabilities (RSL)	520,012	634,823	810,348
RSA minus RSL (Gap)	$40,525	$(42,298)	$(148,518)

Gap Ratio (RSA/RSL)	1.08	0.93	0.82

Management-Adjusted
Rate Sensitive Assets (RSA)	$576,224	$619,968	$710,549
Rate Sensitive Liabilities (RSL)	528,298	650,677	837,532
RSA minus RSL (Gap)	$47,926	$(30,709)	$(126,983)

Gap Ratio (RSA/RSL)	1.09	0.95	0.85

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 10% using this analysis.  As of June 30, 2008, the simulation model projected net interest income would increase 3.73% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 4.27% over the next year if market rates immediately fell by 100 basis points.  The model projects net interest income to decrease 6.42% over the next year if market rates immediately fell by 200 basis points, but we believe this scenario is highly unlikely, given the current interest rate levels, and this scenario is included in the table for illustrative purposes only.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	4.54%	4.31%
+200 bps	3.93%	3.73%
+100 bps	2.04%	1.98%
-100 bps	-3.82%	-4.27%
-200 bps	-5.94%	-6.42%

ITEM 4.  CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.  There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
April	7,200	13.91	7,200	135,735
May	9,550	13.51	9,550	126,185
June	-	-	-	126,185
Total	16,750	$13.68	16,750	126,185

[1]
On December 18, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of the Company's common stock over the next twelve month period.  The plan will expire December 18, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 20, 2008, three items were voted upon.  The first proposal was for the election of five directors to hold office until the 2011 annual meeting of shareholders and one director to hold office until the 2010 annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

Name	Votes For	Votes Against	Votes Withheld

R. Bradford Burnette (2011)	6,737,643	0	662,975
Michael H. Godwin (2011)	7,258,588	0	142,030
Kennith D. McLeod (2011)	7,207,752	0	192,866
Paul E. Parker (2011)	7,268,891	0	131,727
M. Burke Welsh, Jr. (2011)	7,265,188	0	135,430
James W. Godbee, Jr. (2010)	7,267,899	0	132,719

The above directors were elected.

The following directors will continue in office:

James B. Lanier, Jr., Douglas W. McNeill , F. Ferrell Scruggs, Sr., Walter W. Carroll, II, James L. Dewar, Jr., John E. Mansfield, Jr., Joe P. Singletary, Jr., David K. Williams

The second proposal was for the approval of an amendment to delete Article VI of the Company’s Articles of Incorporation.  The amendment would eliminate the requirement of supermajority voting for mergers, consolidations, sales of all or substantially all of the Company’s assets, removal of a member of the Board of Directors and calling a special meeting of the shareholders:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
7,246,389	135,679	18,550	0

The amendment to delete Article VI of the Company’s Articles of Incorporation was approved.

The third proposal was for the ratification of the appointment of Mauldin & Jenkins, LLC as independent auditors for 2008:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
7,349,614	41,893	9,110	0

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

PAB BANKSHARES, INC.
Registrant

Date:	August 11, 2008	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	August 11, 2008	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)