Form 10-Q
period 2008-09-30
PAB BANKSHARES INC
filed 2008-11-10
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008 – Commission File Number 000-25422
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at October 31, 2008 was 9,324,407 shares.

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
Cash and due from banks	$19,178,306	$29,451,700
Interest-bearing deposits in other banks	22,058,633	393,276
Federal funds sold	7,248,143	559,444
Investment securities	172,115,629	194,794,481

Loans	982,570,958	921,348,906
Allowance for loan losses	(20,240,270)	(12,905,938)
Net loans	962,330,688	908,442,968

Premises and equipment, net	19,431,903	20,177,671
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	12,198,085	11,881,384
Foreclosed assets	11,971,830	6,360,258
Other assets	25,350,799	20,625,156

Total assets	$1,257,868,620	$1,198,670,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$101,417,154	$89,423,571
Interest-bearing demand and savings	262,723,327	354,742,862
Time	665,703,838	535,982,585
Total deposits	1,029,844,319	980,149,018

Federal funds purchased and securities sold under agreements to repurchase	8,834,884	16,175,370
Advances from the Federal Home Loan Bank of Atlanta	109,852,474	86,297,705
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	6,045,986	8,062,877
Total liabilities	1,164,887,663	1,100,994,970

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,324,407 and 9,223,217 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	24,171,819	22,792,940
Retained earnings	68,279,001	72,822,852
Accumulated other comprehensive income (loss)	(686,928)	843,115
Total stockholders' equity	92,980,957	97,675,972

Total liabilities and stockholders' equity	$1,257,868,620	$1,198,670,942

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest income
Interest and fees on loans	$15,390,664	$19,243,282	$47,187,488	$55,639,658
Interest and dividends on investment securities:
Taxable	1,890,711	2,052,386	5,785,424	6,150,338
Nontaxable	329,017	309,373	992,107	891,169
Other interest income	69,502	261,069	205,470	981,628
Total interest income	17,679,894	21,866,110	54,170,489	63,662,793

Interest expense
Interest on deposits	7,262,644	9,755,683	23,141,670	27,235,546
Interest on Federal Home Loan Bank advances	986,325	1,005,063	2,844,695	3,094,322
Interest on other borrowings	210,658	323,631	755,909	923,612
Total interest expense	8,459,627	11,084,377	26,742,274	31,253,480

Net interest income	9,220,267	10,781,733	27,428,215	32,409,313

Provision for loan losses	7,300,000	400,000	9,550,000	600,000
Net interest income after provision for loan losses	1,920,267	10,381,733	17,878,215	31,809,313

Other income
Service charges on deposit accounts	930,643	916,890	2,813,370	2,657,812
Other fee income	407,758	304,482	1,302,408	921,197
Securities transactions, net	2,033	49,174	202,250	184,009
Gain (loss) on sale and write-down of other assets	(433,531)	27,999	(541,974)	20,550
Other noninterest income	174,148	172,613	520,010	525,308
Total other income	1,081,051	1,471,158	4,296,064	4,308,876

Other expenses
Salaries and employee benefits	4,573,088	4,698,504	14,110,146	14,048,867
Occupancy expense of premises	655,180	621,205	1,902,695	1,720,059
Furniture and equipment expense	516,336	588,564	1,562,462	1,751,808
Other noninterest expense	1,765,767	1,563,195	4,955,459	4,629,466
Total other expenses	7,510,371	7,471,468	22,530,762	22,150,200

Income (loss) before income tax expense (benefit)	(4,509,053)	4,381,423	(356,483)	13,967,989
Income tax expense (benefit)	(1,648,774)	1,523,496	(257,219)	4,823,256

Net income (loss)	$(2,860,279)	$2,857,927	$(99,264)	$9,144,733

Earnings (loss) per common share
Basic	$(0.31)	$0.30	$(0.01)	$0.95
Diluted	$(0.32)	$0.29	$(0.01)	$0.93

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(2,860,279)	$2,857,927	$(99,264)	$9,144,733

Other comprehensive income (loss):
Unrealized gain on cash flow hedge arising during the period, net of tax of $117,357 and $218,386 for the quarter and $92,625 and $125,844 for the year to date	217,947	405,574	172,018	217,320
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax (benefit) of ($72,791) and $1,033,875 for the quarter and ($845,706) and $55,545 for the year to date	(135,184)	1,920,056	(1,570,599)	103,158
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $712 and $17,211for the quarter and $70,788 and $64,403 for the year to date	(1,321)	(31,963)	(131,462)	(119,606)
	81,442	2,293,667	(1,530,043)	200,872

Comprehensive income (loss)	$(2,778,837)	$5,151,594	$(1,629,307)	$9,345,605

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2007

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2006	9,504,969	$1,217,065	$27,584,852	$67,476,178	$(962,361)	$95,315,734
Net income	-	-	-	10,785,715	-	10,785,715
Other comprehensive income	-	-	-	-	1,805,476	1,805,476
Cash dividends declared ,$0.58 per share	-	-	-	(5,439,041)	-	(5,439,041)
Stock acquired and cancelled under stock repurchase plan	(344,492)	-	(5,894,104)	-	-	(5,894,104)
Stock-based compensation	-	-	410,851	-	-	410,851
Stock options exercised	62,740	-	691,341	-	-	691,341
Balance, December 31, 2007	9,223,217	1,217,065	22,792,940	72,822,852	843,115	97,675,972
Net loss	-	-	-	(99,264)	-	(99,264)
Other comprehensive loss	-	-	-	-	(1,530,043)	(1,530,043)
Cash dividends declared, $0.24 per share	-	-	-	(2,195,622)	-	(2,195,622)
2% stock dividend declared	183,739	-	2,248,965	(2,248,965)	-	-
Stock acquired and cancelled under stock repurchase plan	(86,065)	-	(1,162,521)	-	-	(1,162,521)
Stock-based compensation	-	-	256,455	-	-	256,455
Stock options exercised	3,516	-	35,980	-	-	35,980
Balance, September 30, 2008	9,324,407	$1,217,065	$24,171,819	$68,279,001	$(686,928)	$92,980,957

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(99,264)	$9,144,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,284,092	1,299,923
Provision for loan losses	9,550,000	600,000
Net realized gain on securities transactions	(202,250)	(184,009)
Gain (loss) on sale and write-down of other assets	541,974	(20,550)
Stock-based compensation expense	256,455	333,641
Increase in cash value of bank-owned life insurance	(316,701)	(303,522)
Decrease in deferred compensation accrual	(118,374)	(235,777)
Decrease in retirement accruals	-	(159,799)
Net change in taxes receivable and taxes payable	(2,296,220)	(603,892)
Decrease in interest receivable	1,283,103	417,515
Increase (decrease) in interest payable	(219,823)	183,047
Net increase in prepaid expenses and other assets	(2,125,216)	(155,142)
Net decrease in accrued expenses and other liabilities	(622,744)	(543,570)
Net cash provided by operating activities	6,915,032	9,772,598

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(21,665,357)	(64,128)
(Increase) decrease in federal funds sold	(6,688,699)	7,854,722
Purchase of debt securities	(44,991,251)	(27,422,030)
Proceeds from sales of debt securities	36,459,026	941,654
Proceeds from calls of debt securities	20,102,927	13,501,591
Proceeds from maturities and paydowns of debt securities	10,273,137	9,383,771
Purchase of equity investments	(1,658,585)	(59,892)
Redemption of equity investments	452,100	753,035
Net increase in loans	(71,888,615)	(88,079,363)
Purchase of premises and equipment	(851,254)	(938,660)
Proceeds from disposal of assets	2,804,092	1,524,370
Net cash used in investing activities	(77,652,479)	(82,604,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	49,695,301	71,308,608
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	(7,340,486)	6,015,076
Advances from the Federal Home Loan Bank	41,000,000	47,500,000
Payments on Federal Home Loan Bank advances	(17,445,231)	(51,251,292)
Dividends paid	(3,532,990)	(4,085,142)
Proceeds from the exercise of stock options	35,980	594,784
Acquisition of stock under stock repurchase plans	(1,162,521)	(4,654,611)
Purchase of cash flow hedge derivative instrument	(786,000)	-
Net cash provided by financing activities	60,464,053	65,427,423

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Net decrease in cash and due from banks	$(10,273,394)	$(7,404,909)

Cash and due from banks at beginning of period	29,451,700	26,712,252

Cash and due from banks at end of period	$19,178,306	$19,307,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$26,962,097	$31,070,433
Taxes	$2,044,000	$4,503,001

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized losses on securities available for sale	$(2,618,555)	$(25,306)
Increase in unrealized gain on cash flow hedge	$264,644	$343,164
Transfer of loans to foreclosed assets	$8,450,895	$4,192,307

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

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The components used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(2,860,279)	$2,857,927	$(99,264)	$9,144,733

Weighted average common shares outstanding	9,324,407	9,594,060	9,339,059	9,658,307

Earnings (loss) per common share	$(0.31)	$0.30	$(0.01)	$0.95

Diluted earnings (loss) per share:
Net income (loss)	$(2,860,279)	$2,857,927	$(99,264)	$9,144,733

Weighted average common shares outstanding	9,324,407	9,594,060	9,339,059	9,658,307
Effect of dilutive stock options	1,376	131,601	33,838	156,607
Weighted average diluted common shares outstanding	9,325,783	9,725,661	9,372,897	9,814,914

Earnings (loss) per common share	$(0.32)	$0.29	$(0.01)	$0.93

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  The premium paid for this contract was $451,250.  In January 2008, the Company entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract to hedge against interest rate risk in a declining rate environment.  The premiums paid for these contracts were $170,000 and $286,000, respectively.  In April 2008, the Company entered into a $25 million notional amount, 3-year cap contract tied to the 1-month London Interbank Offered Rate (“LIBOR”) with a strike rate of 2.975%  to further hedge against interest rate risk.  The premium paid for this contract was $330,000.  These contracts are classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”).  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.  At September 30, 2008, the Company reported a $172,000 gain, net of a $93,000 tax effect, in other comprehensive income related to its cash flow hedges.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three and nine month periods ended September 30, 2008 and September 30, 2007, there was no ineffectiveness recognized in other non-interest expense attributable to the Company’s cash flow hedges.  A summary of the Company’s derivative financial instruments at September 30, 2008 is shown in the following table:

		Weighted-Average
	Notional amount	Floor rate	Cap rate	Maturity in months	Estimated fair value at September 30, 2008	Net unrealized gains
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime- based floating rate loans	$100,000,000	7.06%	6.88%	25	$1,565,000	$1,064,000
Hedging cash flows on floating rate deposit accounts	25,000,000	-	2.98%	30	505,000	178,000
Total Derivative Instruments	$125,000,000	7.06%	5.58%	26	$2,070,000	$1,242,000

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At September 30, 2008, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At September 30, 2008, there were 62,832 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,428,000 stock options to directors, employees, consultants and advisors of the Company.  At September 30, 2008, there were 599,585 shares available for grant and there were 673,778 options outstanding that were granted under the 1999 Stock Option Plan.

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

At September 30, 2008, there was approximately $811,000 of unrecognized compensation cost related to stock-based payments that is expected to be recognized over a weighted-average period of 3.32 years.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$558,069	$171,557,560	$-	$172,115,629
Derivative financial instruments	-	2,070,403	-	2,070,403
Total assets at fair value	$558,069	$173,627,963	$-	$174,186,032

NOTE 7.	SUBSEQUENT EVENT

On October 24, 2008, the Company notified its officers and employees assigned to its Jacksonville, Florida and Gwinnett County, Georgia bank branches of its intention to close the two branches and that their jobs would be eliminated.  The Company’s Board of Directors approved the branch closings as part of its plan to reduce its noninterest expense.  The Company expects to incur employee-related expenses of approximately $550,000 and other costs, including lease termination payments and asset disposal charges, of up to $1,450,000 in the branch closing process.  The Company anticipates completing the closings by January 30, 2009.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” beginning on this page, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, asset quality, branch closures and related charges and future cost savings, projected growth, capital position, our plans regarding our nonperforming assets, business opportunities in our markets and economic conditions, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values; (4) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond and equity markets; (9) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (10) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (11) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (12) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our operating subsidiary, The Park Avenue Bank, is a $1.3 billion community bank with 20 branches and three loan production offices in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to commercial and individual customers in our markets.  Competition, regulation, credit risk and interest rate risk are the primary factors that we must manage in order to be successful.

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

In October 2008, we decided to close our offices in Gwinnett County, Georgia and Duval County, Florida.  These offices will remain open until January 30, 2009.  This business decision is discussed in more detail in the “RESULTS OF OPERATIONS” section further in this report.

The table below provides summary demographic data on each of our markets.

Market/County	Total Population[1]	Population Change (%)[2]	Projected Population Change (%)[3]	Median 2007 Household Income ($)[1]	Household Income Change (%)[2]	Projected Household Income Change (%)[3]

Selected Georgia Counties:
South Georgia:
Appling	17,928	2.92	2.32	36,004	19.00	13.37
Bulloch	65,115	16.31	10.35	36,690	24.74	16.22
Cook	16,824	6.68	4.43	32,716	19.72	13.35
Decatur	29,981	6.17	3.97	35,199	22.60	14.83
Grady	24,999	5.66	2.84	34,565	20.19	13.23
Jeff Davis	13,042	2.82	1.79	32,307	19.91	13.21
Lowndes	102,189	10.94	7.54	40,606	24.48	15.44
North Georgia:
Forsyth	158,051	60.61	36.71	90,724	33.41	22.04
Gwinnett	800,680	36.07	20.47	79,730	31.74	21.40
Hall	176,932	27.04	15.50	56,358	25.49	16.44
Henry	196,080	64.30	33.63	72,290	26.15	15.25
Oconee	33,600	28.12	17.22	67,533	23.43	16.79

State of Georgia	9,654,958	17.94	11.69	55,102	29.09	19.57

Selected Florida Counties:
Duval	897,561	15.24	10.64	50,508	23.99	17.89
Marion	328,656	26.94	18.57	39,452	23.18	15.17
St. Johns	178,025	44.58	26.01	63,436	26.61	18.69

State of Florida	18,893,813	18.22	12.80	48,591	25.10	17.12

National Total	306,348,230	8.86	6.26	53,154	26.06	17.59

__________________________________
1 Based on actual 2007 market demographics provided by SNL Financial.
2 Based on actual changes from 2000 to 2007 provided by SNL Financial.
3 Estimated changes from 2007 to 2012 provided by SNL Financial.

FINANCIAL CONDITION

During the nine months ended September 30, 2008, our total assets increased $59.2 million, or 6.6% on an annualized basis, to $1.28 billion.  Our loan portfolio increased $61.3 million, or 8.9% on an annualized basis, to $982.6 million at September 30, 2008 from $921.3 million at December 31, 2007.  Total deposits increased $49.7 million, or 6.8% on an annualized basis, to $1.03 billion at September 30, 2008 from $980.1 million at December 31, 2007. Approximately a year ago, we began to see more aggressive advertising for deposits from our competitors offering higher interest rates in our North Georgia and Florida markets.  At that time, we made the decision to not compete in those markets for higher-priced deposits and to reduce our excess liquidity in order to limit the impact on our earnings in a falling-rate environment.   In the interim, we decided to utilize brokered deposits and advances from the Federal Home Loan Bank (the “FHLB”), which then were at lower rates than those market retail deposits, to fund our balance sheet.  Then, in the third quarter of 2008, as concerns over market instability and economic weakness increased, we decided to further utilize brokered deposits to build up our liquidity and strengthen our balance sheet.  Because of these decisions, brokered deposits increased $105.9 million (excluding those retail deposits that have been placed in the CDARs reciprocal deposits program and required to be classified as brokered deposits by our banking regulators) and advances from the FHLB increased $23.6 million during the first nine months of 2008.  Also in the third quarter of 2008, we began a new marketing campaign to increase retail deposits in our markets, which we expect to continue into 2009.

The following table summarizes our loan and deposit portfolios classified by type and market as of September 30, 2008.

As of September 30, 2008	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$38,236	$47,174	$5,956	$35	$91,401
Agricultural (including loans secured by farmland)	36,757	6,084	6,386	-	49,227
Real estate – construction	73,635	199,405	59,466	395	332,901
Real estate - commercial	93,452	157,984	26,043	4,302	281,781
Real estate - residential	137,157	43,798	9,654	4,830	195,439
Installment loans to individuals and other loans	13,376	5,793	159	12,747	32,075
	392,613	460,238	107,664	22,309	982,824
Deferred loan fees and unearned interest, net	201	(164)	(277)	(13)	(253)
Total loans	$392,814	$460,074	$107,387	$22,296	$982,571
Percentage of total	40.5%	46.4%	10.9%	2.2%	100.0%

Deposits
Noninterest-bearing demand	$72,186	$15,776	$6,149	$7,306	$101,417
Interest-bearing demand and savings	206,071	31,728	24,402	522	262,723
Time less than $100,000	184,822	46,825	91,138	592	323,377
Time greater than or equal to $100,000	110,334	30,297	41,654	206	182,491
Brokered	18,337 *	-	-	141,499	159,836
Total deposits	$591,750	$124,626	$163,343	$150,125	$1,029,844
Percentage of total	57.4%	12.1%	15.9%	14.6%	100.0%

* Represent $18.3 million in retail deposits placed in the CDARs program.

In addition to the geographic concentrations noted in the tables above, we had approximately $77.1 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

With approximately 19% of our loan portfolio concentrated in residential construction and development loans and an additional 20% of our loan portfolio in residential mortgages, we continuously monitor and evaluate economic trends in our residential real estate markets.  With the continued weakness in the residential real estate markets, we expect to incur additional losses in this segment of our portfolio.  We have established an allowance for loan losses based on our estimate of those losses in our loan portfolio as of September 30, 2008.  Additional information on our asset quality and factors considered in assessing our allowance for loan losses are included under the heading “Provision for Loan Losses” in our “RESULTS OF OPERATIONS” discussion below.

During the second half of 2007, finished housing inventories began to increase in several of our markets in the Atlanta MSA; but we believe the housing inventories are still within manageable levels given the growth projections for those markets.  According to the U.S. Census Bureau statistics, the population in Henry County, where we are located on the south side of the Atlanta MSA, is projected to increase 34%, or 67,000 people by 2012.  However, the supply of vacant, developed lots is a greater concern of ours.  These inventories have continued to increase as the number of new building permits and housing starts have decreased.  The ability to sell these lots to investors or builders has been increasingly difficult.  Although market data indicates that there is more than ten years of lot inventory in some of our markets, we believe it may take only three to four years for the market to absorb the lot inventories in some areas on the south side of the Atlanta MSA.

The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.

For the Quarter Ended	Sep-08	Jun-08	Mar-08	Dec-07	Sep-07	Sep-06	Sep-05
	(# of Months Supply)
Housing Inventory:
Henry County	13.8	13.1	12.6	11.5	10.8	8.8	8.2
Clayton County	11.5	9.9	9.3	9.5	11.7	11.5	5.9
Newton County	15.3	13.9	12.3	11.1	9.8	9.1	7.6
South Fulton County	9.3	9.2	9.1	8.0	8.0	8.2	8.5

Vacant Developed Lots Inventory:
Henry County	207.0	153.0	113.0	86.0	60.0	26.0	25.0
Clayton County	122.0	91.0	62.0	53.0	39.0	25.0	20.0
Newton County	210.0	142.0	93.0	64.0	45.0	21.0	25.0
South Fulton County	96.0	83.0	67.0	57.0	43.0	22.0	22.0

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Sep-08	Jun-08	Mar-08	Dec-07	Sep-07
	(Dollars in Thousands)
Commercial and financial	$91,401	$82,087	$83,343	$78,730	$78,556
Agricultural (including loans secured by farmland)	49,227	46,891	42,573	41,861	42,608
Real estate - construction	332,901	344,393	363,392	352,732	339,019
Real estate - commercial	281,781	275,962	241,165	248,272	257,841
Real estate – residential	195,439	181,169	179,091	174,157	164,967
Installment loans to individuals and other loans	32,075	33,237	25,704	26,011	21,691
	982,824	963,739	935,268	921,763	904,682
Deferred loan fees and unearned interest, net	(253)	(239)	(341)	(414)	(600)
	982,571	963,500	934,927	921,349	904,082
Allowance for loan losses	(20,240)	(14,303)	(13,875)	(12,906)	(11,497)
	$962,331	$949,197	$921,052	$908,443	$892,585

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Sep-08	Jun-08	Mar-08	Dec-07	Sep-07
Commercial and financial	9.30%	8.52%	8.91%	8.55%	8.69%
Agricultural (including loans secured by farmland)	5.01%	4.87%	4.55%	4.54%	4.71%
Real estate - construction	33.88%	35.74%	38.87%	38.28%	37.50%
Real estate - commercial	28.68%	28.64%	25.80%	26.95%	28.52%
Real estate - residential	19.89%	18.80%	19.16%	18.90%	18.25%
Installment loans to individuals and other loans	3.27%	3.45%	2.75%	2.82%	2.40%
	100.03%	100.02%	100.04%	100.04%	100.07%
Deferred loan fees and unearned interest, net	-0.03%	-0.02%	-0.04%	-0.04%	-0.07%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-2.06%	-1.48%	-1.48%	-1.40%	-1.27%
Net loans	97.94%	98.52%	98.52%	98.60%	98.73%

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	September 30, 2008		December 31, 2007		September 30, 2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$134,529	40.4%	$130,097	36.9%	$132,263	39.0%
Commercial and multi-family	99,822	30.0%	105,718	30.0%	95,447	28.2%
Construction
1-4 family residential spec	26,159	7.9%	40,392	11.4%	41,916	12.4%
1-4 family residential pre-sold	366	0.1%	1,604	0.4%	1,681	0.5%
1-4 family residential other	29,501	8.9%	26,694	7.6%	21,160	6.2%
Commercial owner-occupied	3,592	1.1%	5,685	1.6%	6,512	1.9%
Commercial not owner-occupied	29,413	8.8%	17,497	5.0%	16,942	5.0%
Hotel/motel	1,265	0.4%	12,909	3.7%	12,552	3.7%
Multi-family properties	6,614	2.0%	7,789	2.2%	8,810	2.6%
Special purpose property	1,500	0.4%	2,337	0.6%	1,353	0.4%
Other	140	0.0%	2,010	0.6%	383	0.1%
Total construction and development loans	$332,901	100.0%	$352,732	100.0%	$339,019	100.0%
Percentage of total loans	33.9%		38.3%		37.5%

	September 30, 2008		December 31, 2007		September 30, 2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$42,621	15.1%	$34,291	13.8%	$33.993	13.2%
Retail	22,309	7.9%	22,114	8.9%	21,907	8.5%
Other	38,081	13.5%	34,263	13.8%	33,240	12.9%
Not owner-occupied:
Office	26,588	9.4%	29,210	11.8%	29,626	11.5%
Retail	34,643	12.3%	36,780	14.8%	36,136	14.0%
Other	26,585	9.4%	27,418	11.0%	27,070	10.5%
Other:
Hotel/motel	19,754	5.6%	11,399	4.6%	12,624	4.9%
Industrial	4,765	1.7%	2,626	1.1%	2,679	1.0%
Multi-family properties	25,023	8.9%	14,894	6.0%	17,261	6.7%
Special purpose property	40,421	14.4%	34,876	14.0%	43,305	16.8%
Other	991	1.8%	401	0.2%	-	0.0%
Total commercial real estate loans	$281,781	100.0%	$248,272	100.0%	$257,841	100.0%
Percentage of total loans	28.7%		26.9%		28.5%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Sep-08	Jun-08	Mar-08	Dec-07	Sep-07
	(Dollars In Thousands)
Noninterest-bearing demand	$101,417	$102,909	$97,029	$89,423	$91,053
Interest-bearing demand and savings	262,723	336,359	331,184	354,743	362,079
Time less than $100,000	323,377	292,981	298,799	312,722	315,532
Time greater than or equal to $100,000	182,491	175,914	179,316	187,662	172,529
Brokered*	159,836	88,432	65,776	35,599	38,599
Total deposits	$1,029,844	$996,595	$972,104	$980,149	$979,792

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Sep-08	Jun-08	Mar-08	Dec-07	Sep-07
Noninterest-bearing demand	9.85%	10.33%	9.98%	9.12%	9.29%
Interest-bearing demand and savings	25.51%	33.75%	34.07%	36.19%	36.96%
Time less than $100,000	31.40%	29.40%	30.74%	31.91%	32.20%
Time greater than or equal to $100,000	17.72%	17.65%	18.44%	19.15%	17.61%
Brokered*	15.52%	8.87%	6.77%	3.63%	3.94%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

* Includes $18.3 million (1.78%) in retail deposits placed in the CDARs program as of September 30, 2008.

RESULTS OF OPERATIONS

During the three months ended September 30, 2008 we incurred a net loss of $2.9 million, or ($0.31) per diluted share, as compared to net income of $2.9 million, or $0.30 per diluted share, during the same period in 2007.  The $5.8 million, or 200.1%, decrease in net income is the net result of a $6.9 million increase in the provision for loan losses, a $1.6 million decrease in net interest income, a $390,000 decrease in other income and a $39,000 increase in other expenses, offset by  a $3.1 million decrease in income tax expense.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended September 30, 2008 were -0.92% and -11.8%, respectively, compared to a 0.96% ROA and a 11.63% ROE for the same period in 2007.

During the nine months ended September 30, 2008, we incurred a net loss of $99,000, or ($0.01) per diluted share, as compared to $9.1 million, or $0.95 per diluted share, during the same period in 2007.  The $9.2 million, or 101.1%, decrease in net income is the net result of an $8.9 million increase in the provision for loan losses, a $5.0 million decrease in net interest income, a $381,000 increase in other expenses and a $13,000 decrease in other income, offset by a $5.1 million decrease in income tax expense.  Our ROA and ROE for the nine months ended September 30, 2008 were -0.01% and -0.14%, respectively, compared to a 1.06% ROA and a 12.49% ROE for the same period in 2007.  The reasons for these changes are discussed in more detail below.

Branch Closures and Cost Saving Initiatives for 2009
In October 2008, our Board of Directors approved a plan to reduce annual noninterest expense by at least 12% (approximately $3.6 million) of 2008 anticipated noninterest expense, including a reduction of our workforce by up to 9% (approximately 30 positions) by the end of the first quarter of 2009.  As part of this plan, we will close our offices in Jacksonville, Florida and Gwinnett County, Georgia, and will eliminate the employee positions in those markets including two Executive Vice President positions.  We expect to incur employee-related expenses of approximately $550,000 and other costs, including lease termination payments and asset disposal charges, of up to $1,450,000 in the branch closing process.  We expect these branch closings to be complete by January 30, 2009.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended September 30, 2008, our net interest income on a taxable-equivalent basis was $9.4 million, a 14.2% decrease from the $10.9 million in net interest income for the third quarter of 2007.  The decrease in net interest income is due to a $4.2 million decrease in interest income offset by a $2.6 million decrease in interest expense.  During the third quarter of 2008, our average earning assets were 4.4% higher compared to the same period in 2007, and the average balances of our interest-bearing liabilities increased by 5.3% to fund the asset growth.  A portion of the decrease in interest income is due to an increase in nonaccrual loans, causing approximately $858,000 in interest income to not be recognized during the third quarter of 2008, compared to $208,000 in interest income forgone during the same period in 2007.  The average yield on our earning assets decreased 173 basis points from 7.82% for the third quarter of 2007, to 6.09% for the third quarter of 2008.  However, the average rates paid for our funds only decreased 123 basis points from 4.48% for the third quarter of 2007, to 3.25% for the third quarter of 2008.  As a result, our net interest spread declined by 50 basis points from 3.34% in the third quarter of 2007, to 2.84% for the same period in 2008.

For the nine months ended September 30, 2008, our net interest income on a taxable-equivalent basis was $28.0 million, a 15.0% decrease from the $32.9 million in net interest income for the same period in 2007.  The decrease in net interest income is due primarily to the same factors described above for the quarterly results.   Interest income not recognized due to nonaccrual loans totaled $2.5 million for the first nine months of 2008, compared to $391,000 in interest income forgone during the same period in 2007.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the third quarter of 2008 was 3.20%, 69 basis points lower than the 3.89% recorded for the third quarter of 2007.  The reduction in short-term interest rates during the fourth quarter of 2007 and first quarter of 2008 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  The reduction of interest income due to our nonperforming assets also negatively impacted the net interest margin by 30 basis points during the third quarter of 2008, which was slightly higher than the 28 basis point impact in the second quarter of 2008, but was significantly higher than the seven basis point impact in the third quarter of 2007.  We do not expect our net interest margin to materially improve over the next few quarters considering the increase in nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and nine months ended September 30, 2008 and 2007.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 35% Federal tax rate.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended September 30,		2008			2007
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$973,017	$15,391	6.29%	$905,931	$19,243	8.43%
Investment securities:
Taxable	145,731	1,891	5.16%	159,089	2,052	5.12%
Nontaxable	33,055	506	6.09%	31,503	476	5.99%
Other short-term investments	14,696	69	1.88%	21,329	261	4.86%
Total interest-earning assets	$1,166,499	$17,857	6.09%	$1,117,852	$22,032	7.82%
Interest-bearing liabilities:
Demand deposits	$267,595	$1,149	1.71%	$317,651	$2,983	3.73%
Savings deposits	36,175	46	0.50%	37,494	146	1.55%
Time deposits	604,761	6,068	3.99%	516,895	6,627	5.09%
FHLB advances	100,042	986	3.92%	87,333	1,005	4.57%
Notes payable	10,310	117	4.50%	10,310	184	7.09%
Other short-term borrowings	15,540	94	2.40%	12,826	139	4.31%
Total interest-bearing liabilities	$1,034,423	$8,460	3.25%	$982,509	$11,084	4.48%

Interest rate spread			2.84%			3.34%
Net interest income		$9,397			$10,948
Net interest margin			3.20%			3.89%

For the Nine Months Ended September 30,		2008			2007
	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$948,908	$47,188	6.64%	$872,591	$55,640	8.53%
Investment securities:
Taxable	146,957	5,785	5.26%	159,758	6,150	5.15%
Nontaxable	33,359	1,526	6.11%	30,410	1,371	6.03%
Other short-term investments	12,554	205	2.19%	25,096	981	5.23%
Total interest-earning assets	$1,141,778	$54,704	6.40%	$1,087,855	$64,142	7.88%
Interest-bearing liabilities:
Demand deposits	$288,706	$4,414	2.04%	$308,984	$8,393	3.63%
Savings deposits	35,896	174	0.65%	37,689	444	1.57%
Time deposits	565,130	18,553	4.39%	491,710	18,399	5.00%
FHLB advances	96,681	2,845	3.93%	89,309	3,094	4.63%
Notes payable	10,310	398	5.15%	10,310	546	7.08%
Other short-term borrowings	16,052	358	2.98%	11,727	377	4.30%
Total interest-bearing liabilities	$1,012,775	$26,742	3.53%	$949,729	$31,253	4.40%

Interest rate spread			2.87%			3.48%
Net interest income		$27,962			$32,889
Net interest margin			3.27%			4.04%

Provision for Loan Losses
During the third quarter of 2008, we provided $6.9 million to our allowance for loan losses due to an increase in nonperforming loans, a decrease in the valuation of underlying collateral on previously recognized nonperforming loans  and further deterioration in residential real estate market conditions.  In particular, the valuations of our loans secured by lot inventories has continued to decline.  Recent appraisals on new foreclosures and re-appraisals of previously foreclosed lots still on our books are the primary reason for the additional loan loss reserves, the loan charge-offs and the write-downs on other real estate owned during the third quarter of 2008.  Additional provisions for loan losses in the fourth quarter of 2008 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality deteriorates from current levels or if we attempt to aggressively liquidate our collateral on these impaired loans under current market conditions.

For the year to date, we have charged-off $2.7 million in bad debts and we have recovered $475,000 in previously charged-off loans.  The $2.2 million in net charge-offs for the year to date results in an annualized 0.31% ratio of net charge-offs to average loans, which is higher than our 2007 net charge-off ratio of 0.06% and our five-year average net charge-off ratio of 0.10%.

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

Our nonperforming loans increased $41.8 million, from $11.4 million at December 31, 2007 to $53.3 million at September 30, 2008, due primarily to the adverse economic and real estate market conditions in our North Georgia and Florida markets.  As a percentage of total loans, nonperforming loans increased 418 basis points to 5.42% at September 30, 2008 from 1.24% at December 31, 2007.  Two relationships totaling $20.3 million accounted for 38.2% of total nonperforming loans at quarter-end.  Approximately 84.0% of the loans on nonaccrual status at September 30, 2008 were construction and development loans, and these loans represented approximately 11.0% of our total portfolio of construction and development loans.  The underlying collateral on our nonperforming loans consists of (1) 1,068 acres of undeveloped land in eight parcels zoned for residential development with a net carrying value (book value less allocated reserves for loan losses) of $11.2 million, or $10,500 per acre on average, (2) 671 residential lots with a net carrying value of $16.9 million, or $25,100 per lot on average, (3) 85 residential houses with a net carrying value of $8.9 million, or $104,000 per house on average, and (4) 25 commercial properties with a net carrying value of $10.3 million, or $386,000 per property on average.  The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans over the past five quarters.

As of Quarter End	Sep-08	Jun-08	Mar-08	Dec-07	Sep-07
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$43,471	$40,464	$26,090	$11,405	$5,185
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	4	332	13	37	34
Troubled debt restructurings not included above	9,808	9,808	-	-	-
Total nonperforming loans	$53,283	$50,604	$26,103	$11,442	$5,219

Total nonperforming loans as a percentage of total loans	5.42%	5.25%	2.79%	1.24%	0.58%

Specific Reserves (FAS 114)	$9,905	$6,222	$2,241	$1,577	$408
General Reserves (FAS 5)	1,136	390	4,578	397	301
Total reserves allocated to nonperforming loans	$11,041	$6,612	$6,819	$1,974	$709

Total reserves allocated as a percentage of nonperforming loans	20.72%	13.07%	26.12%	17.25%	13.59%

Total loans past due 30-89 days and not categorized as a nonperforming loan amounted to $8.2 million, or 0.84% of total loans at September 30, 2008, a 108 basis point decrease compared to a 1.92% ratio at December 31, 2007.  The decrease in this category is due primarily to the migration of most of those loans to nonaccrual status or other real estate through workout situations.  Approximately 45.7% of the loans past due 30-89 days at September 30, 2008 were construction and development loans, and these loans represented approximately 1.1% of our total portfolio of construction and development loans.

Our foreclosed assets increased $5.6 million in the first nine months of 2008, from $6.4 million at December 31, 2007 to $12.0 million at September 30, 2008.  Due to economic conditions in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  The foreclosed properties held at September 30, 2008 include (1) 238 acres of undeveloped land in three parcels zoned for residential development with a total carrying value of $2.3 million, or $9,600 per acre on average, (2) 116 residential lots with a total carrying value of $3.6 million, or $31,000 per lot on average, (3) 21 residential houses with a total carrying value of $4.0 million, or $190,000 per house on average, and (4) four commercial properties with a total carrying value of $1.9 million, or $475,000 per property on average.

The following table summarizes our nonperforming assets by type and market as of September 30, 2008.

	North Georgia	South Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$37,346	$679	$5,446	$-	$43,471
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-	-	4	4
Troubled debt restructurings not included above	9,340	468	-	-	9,808
Foreclosed assets	11,318	654	-	-	11,972
Total nonperforming assets	$58,004	$1,801	$5,446	$4	$65,255

In addition to our nonperforming loans discussed above, we have identified $3.8 million in potential problem loans as of September 30, 2008.  These are construction and land development loans that were past due 30 to 89 days at quarter-end.  Potential problem loans are loans where known credit problems of the borrowers causes management to doubt the ability of such borrowers to comply with the present repayment terms.  This may result in classifying of such loans as nonperforming in future periods.

Other Income
A summary of noninterest income follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Pct. Chg.	2008	2007	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$931	$917	1.5%	$2,813	$2,658	5.8%
Mortgage origination fees	151	90	67.8%	573	262	118.7%
ATM/debit card fee income	201	161	24.8%	550	475	15.8%
Securities transactions, net	2	49	-95.9%	202	184	9.8%
Earnings on bank-owned life insurance	106	103	2.9%	317	304	4.3%
Gain (loss) on sale and write-down of other assets	(434)	28	-1650.0%	(542)	21	-2681.0%
Other noninterest income	124	123	0.8%	383	405	-5.4%
Total noninterest income	$1,081	$1,471	-26.5%	$4,296	$4,309	-0.3%
Noninterest income (annualized) as a percentage of average assets	0.35%	0.49%		0.47%	0.50%

Excluding gains and losses on securities transactions and the disposal of other assets, our total noninterest income increased 8.5% and 13.0% in the respective three and nine months ended September 30, 2008 compared to the same periods in 2007.

Compared to the same periods in 2007, service charges on deposit accounts increased during the three months and nine months ended September 30, 2008 due to a net increase in NSF and overdraft fees.  We tightened our policy on waiving these fees for customers, which has resulted in a lower percentage of waived overdraft and NSF fees.  Our basic service charge fee income on deposit accounts remained stable from the first nine months of 2007 to the first nine months of 2008.

Mortgage origination fees increased significantly from the first nine months of 2007 to the first nine months of 2008 as we hired new mortgage originators to replace several lenders lost in 2006 and 2007 due to unexpected turnover.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  However, we have begun to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first nine months of 2008, we incurred a loss of $534,000 on the sale and write-down of foreclosed real estate and an $8,000 loss on the disposal of an ATM machine.  This was compared to a net gain of $21,000 on the sale of foreclosed real estate in the first nine months of 2007.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Pct. Chg.	2008	2007	Pct. Chg.
	(Dollars in Thousands)
Noninterest expense:
Salaries and wages	$3,898	$4,057	-3.9%	$12,055	$12,322	-2.2%
Deferred loan cost	(426)	(508)	-16.1%	(1,282)	(1,513)	-15.3%
Employee benefits	1,101	1,150	-4.3%	3,337	3,240	3.0%
Net occupancy expense of premises	655	621	5.5%	1,903	1,720	10.6%
Furniture and equipment expense	516	588	-12.2%	1,562	1,752	-10.8%
Advertising and business development	128	145	-11.7%	436	471	-7.4%
Supplies and printing	89	101	-11.9%	301	354	-15.0%
Telephone and internet charges	191	160	19.4%	605	455	33.0%
Postage and courier	159	158	0.6%	461	462	-0.2%
Legal and accounting fees	115	149	-22.8%	329	390	-15.6%
Director fees and expenses	157	78	101.3%	485	288	68.4%
Service charges and fees	143	152	-5.9%	457	432	5.8%
Other noninterest expense	784	620	26.5%	1,882	1,777	5.9%
Total noninterest expense	$7,510	$7,471	0.5%	$22,531	$22,150	1.7%
Noninterest expense as a percentage of average assets (annualized)	2.36%	2.50%		2.48%	2.56%

Expenditures for salaries and wages and employee benefits declined in the third quarter of 2008 due to a slight decrease in the number of employees and a reduction in the accrual for annual bonuses and incentives.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

The increase in occupancy expense is due to increased rental rates and common area maintenance charges associated with leased properties.  The decrease in furniture and equipment expenses is due to a reduction in depreciation expense on several large pieces of operations equipment that became fully depreciated during the third quarter of 2007.  We anticipate depreciation expense to increase during the fourth quarter of 2008 as we made new capital expenditures in the second and third quarters of 2008 to replace some of these items.

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

Director fees and expenses increased 68.4% for the first nine months of 2008 compared to the same period in 2007 due to an increase (for the first time in three years) in the fee structure of quarterly retainers, meeting fees and committee fees paid to our directors and an increase in the number of committee meetings held in 2008.  We also incurred additional expenses for a director strategic planning session held in March 2008.

Other noninterest expense has increased from 2007 to 2008 due to increased expenses on foreclosed assets, such as property taxes, repairs and maintenance, insurance and legal and collection expenses.

Income Tax Expense
As a percentage of net income before taxes, income tax expense (benefit) was 36.6% and 34.8% for the three-month periods ended September 30, 2008 and 2007, respectively.  For the nine-month periods ended September 30, 2008 and 2007, income tax expense (benefit) as a percentage of net income before taxes was 72.2% and 34.5%, respectively.  Since the first quarter of 2006, we have invested in several affordable housing projects to receive State of Georgia low income housing tax credits to help reduce our state income tax expense.  Due to an expected decrease in our taxable income for 2008, we intend to sell our 2008 tax credits in the fourth quarter and recognize a small gain.  The difference between the effective rate and the statutory federal rate of 35% is due primarily to income earned on tax-exempt municipalities and earnings on the cash value of our bank-owned life insurance offset in part by state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers.  Assets, consisting primarily of loans and investment securities, are funded by customer deposits, borrowed funds and retained earnings.  Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment.  In addition, our liquidity has continued to be enhanced by a relatively stable core deposit base and the availability of additional funding sources.

At September 30, 2008, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 17.5%, compared to 18.8% at December 31, 2007.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first nine months of 2008, we funded the $61.2 million growth in loans and the $92.0 million decrease in interest-bearing demand deposits by utilizing a $12.0 million increase in noninterest-bearing demand deposits, a $129.7 million increase in savings and time deposits and a $23.6 million increase in our advances from the FHLB.

Contractual Obligations
Summarized below are our contractual obligations as of September 30, 2008.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$109,852	$19,557	$26,318	$41,404	$22,573
Operating Lease Obligations	1,856	374	673	402	407
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$122,018	$19,931	$26,991	$41,806	$33,290

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2008 and December 31, 2007 are as follows:

	Sep-08	Dec-07
Commitments to extend credit	$145,614,000	$154,113,000
Standby letters of credit	$3,724,000	$4,239,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at September 30, 2008 was not material.

Stockholders’ Equity
Stockholders’ equity represented 7.4% of total assets at September 30, 2008, a decrease compared to 8.2% at December 31, 2007.  Total stockholders’ equity has decreased $4.7 million, or 4.8%, since December 31, 2007.  This decrease is primarily the net result of $2.2 million paid in cash dividends, a $1.5 million decrease in accumulated other comprehensive gains and the repurchase and cancellation of  $1.2 million of common stock under our stock repurchase plan, offset by our net loss of $100,000.  We did not declare a dividend in the third quarter of 2008, compared to a $0.145 per common share cash dividend declared during the third quarter of 2007.  However, we paid a $0.145 per common share cash dividend for the first quarter of 2008 and paid a $0.095 per common share cash dividend for the second quarter of 2008, compared to a $0.145 per common share cash dividend paid for each of the first and second quarters of 2007.  We also declared a 2% stock dividend in the second quarter of 2008.  In setting our dividend on a quarterly basis, we evaluate our capital adequacy and the quality of our earnings, and we estimate our capital requirements and our earnings outlook for the next year. Based on these evaluations, we suspended our quarterly dividend in the third quarter of 2008 until our outlook improves.

The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At September 30, 2008, the Company and the Bank were in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2008.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	10.7%	10.7%	8.0%
Tier 1 Capital to Risk Weighted Assets	9.5%	9.5%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	7.9%	7.9%	4.0%

On December 18, 2007, our Board authorized a stock repurchase program to repurchase up to 200,000 shares of our common stock over the next twelve-month period.  We have used cash on hand to repurchase our shares on the open market and through private transactions.   At September 30, 2008, there were 126,185 shares available to be repurchased under the plan.  The expiration date for this plan is December 18, 2008.  We did not repurchase any shares during the third quarter of 2008, and we do not intend to repurchase any additional shares within the remaining allotted time period.

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

Estimates of fair value are also required in performing an impairment analysis of goodwill.  The Company reviews goodwill for impairment on at least an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable.  The Company will perform its annual review for potential impairment during the 4th quarter of 2008 and the conclusion of such review is not currently known.  An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit.

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended September 30, 2008.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At September 30, 2008, our one-year management-adjusted gap ratio of 0.97 was within our policy guidelines.  Although we are now showing a slightly liability-sensitive balance sheet gap position in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.37 at September 30, 2008.

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$585,614	$623,943	$710,846
Rate Sensitive Liabilities (RSL)	431,766	546,858	756,025
RSA minus RSL (Gap)	$153,848	$77,085	$(45,179)

Gap Ratio (RSA/RSL)	1.36	1.14	0.94

Management-Adjusted
Rate Sensitive Assets (RSA)	$601,422	$652,235	$762,990
Rate Sensitive Liabilities (RSL)	439,909	562,439	784,608
RSA minus RSL (Gap)	$161,513	$89,796	$(21,618)

Gap Ratio (RSA/RSL)	1.37	1.16	0.97

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 10% using this analysis.  As of September 30, 2008, the simulation model projected net interest income would increase 5.07% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income to decrease 4.93% over the next year if market rates immediately fell by 100 basis points.  The model projects net interest income to decrease 10.92% over the next year if market rates immediately fell by 200 basis points, but we believe this scenario is highly unlikely, given the current interest rate levels, and this scenario is included in the table for illustrative purposes only.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	7.10%	7.57%
+200 bps	4.87%	5.07%
+100 bps	2.43%	2.42%
-100 bps	-4.80%	-4.93%
-200 bps	-9.25%	-10.92%

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

In addition to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007, we have identified the following additional risk factors.

Difficult market conditions and economic trends have adversely affected our industry and our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors in our markets, including the metropolitan Atlanta market and surrounding areas, experienced an economic slowdown that has continued into 2008.  As a result of this slowdown, we have experienced dramatic declines in the housing market with decreasing home prices and increasing delinquencies and foreclosures, which have negatively impacted the credit performance of mortgage and construction and development loans and resulted in significant write-downs of assets by many financial institutions, including us.  At the same time, competition among depository institutions for deposits and quality loans has increased significantly.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These market conditions and the tightening of credit has led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

As a result of the negative developments in the financial industry, there is a potential for new federal and state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Difficult market conditions and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate loans.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the United States Department of the Treasury (the “Treasury Department”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program, otherwise known as the “TARP.”  The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP capital purchase program, under which the Treasury Department will purchase senior preferred stock and warrants from participating institutions.  The TARP is also expected to include direct purchases or guarantees of troubled assets of financial institutions.

EESA also increased Federal Deposit Insurance Corporation deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.  The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
July	-	-	-	126,185
August	-	-	-	126,185
September	-	-	-	126,185
Total	-	$-	-	126,185

1 On December 18, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of the Company's common stock over the next twelve month period. The plan will expire December 18, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

3.1	Amended and Restated Articles of Incorporation.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: November 10, 2008	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date: November 10, 2008	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)