Form 10-Q/A
period 2008-09-30
PAB BANKSHARES INC
filed 2008-11-25
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended September 30, 2008 (the “Report”) is being filed to correct disclosures of net interest income projections in ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Original Report”) that was filed by PAB Bankshares, Inc. (the “Company”) on November 10, 2008.  This amendment corrects disclosures of certain projections of changes in net interest income resulting from potential changes in market interest rates.

In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II to the Original Report has been updated to include currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except as described above, the Form 10-Q/A does not amend, update or change any other items or disclosures included in the Original Report.

PART I  FINANCIAL INFORMATION

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

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 10% using this analysis.  As of September 30, 2008, the simulation model projected net interest income would increase 5.07% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income would decrease 4.93% over the next year if market rates immediately fell by 50 basis points.  If market rates immediately fell by 100 basis points, the model projects net interest income would decrease 10.92% over the next year.  The model projects net interest income would decrease 21.96% over the next year if market rates immediately fell by 200 basis points, but we believe this scenario is highly unlikely, given the current interest rate levels, and this scenario is included in the table for illustrative purposes only.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	9.96%	13.13%
+200 bps	8.48%	9.55%
+150 bps	7.10%	7.57%
+100 bps	4.87%	5.07%
+50 bps	2.43%	2.42%
-50 bps	-4.80%	-4.93%
-100 bps	-9.25%	-10.92%
-150 bps	-11.98%	-15.04%
-200 bps	-15.39%	-21.96%

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Commission on November 10, 2008).

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date:	November 25, 2008	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	November 25, 2008	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)