Form 10-K
period 2008-12-31
PAB BANKSHARES INC
filed 2009-03-11
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates on June 30, 2008 was approximately $58.1 million (based on shares held by non-affiliates at $8.33 per share, the closing stock price on the NASDAQ Stock Market on June 30, 2008).

As of February 27, 2009 (the latest practicable date), the registrant had 9,324,407 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on June 9, 2009 are incorporated by reference in response to Part III of this Form 10-K.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, economic conditions, real estate markets and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us”, or “our” refer to PAB Bankshares, Inc.  When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may continue to be less favorable than expected, resulting in, among other things, a further deterioration in credit quality and/or a reduction in demand for credit; (4) continued weakness in the real estate market has adversely affected us and may continue to adversely affect us; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond and equity markets; (9) our ability to raise capital to protect against further deterioration in our loan portfolio may be limited due to unfavorable conditions in the equity markets; (10) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (11) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (12) economic, governmental or other factors may prevent the projected population and commercial growth in the markets in which we operate; and (13) the risk factors discussed from time to time in the Company’s Periodic Reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, this Annual Report on Form 10-K (the “Report”).  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.  BUSINESS

General

PAB Bankshares, Inc. is a bank holding company headquartered in Valdosta, Lowndes County, Georgia.  PAB was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank (the “Bank”).  Since our incorporation in 1982, we have acquired five other Georgia financial institutions and one Florida financial institution, and subsequently merged those institutions into the Bank.  The Bank was founded in Valdosta in 1956, and it became a state-chartered commercial bank in 1971.  In 2001, the Bank became a state member bank of the Federal Reserve System.  Currently, the Bank operates 13 branches located in seven counties in South Georgia; four branches and one loan production offices located in four counties in North Georgia; and one branch and one loan production office located in two counties in Florida.  Additional information on each of the markets that we serve is provided below under the caption “Markets and Competition”.

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

South Georgia
The Bank has a proud tradition of community banking in South Georgia spanning decades, and we have developed a large market share in many of these communities.  As previously mentioned, we have been in Valdosta since 1956, but our roots run deeper in some of the financial institutions we acquired in other South Georgia communities.  We have been in Adel (Cook County) since 1948, and we have been in both Bainbridge (Decatur County) and Baxley (Appling County) since 1934.  We are also located in Statesboro (Bulloch County), Hazlehurst (Jeff Davis County) and Cairo (Grady County).  Collectively, we refer to these seven communities as our “South Georgia” market in this Report.  In 2001, we began consolidating the separate charters of our banks into one charter, The Park Avenue Bank.  The charter consolidation was completed in April 2002, and all of our banking offices now operate under the “PAB” logo.  Overall, we have the sixth largest market share1 with 2.76% of the total deposits in the state’s southern tier2.  Our branch network in South Georgia has allowed us to deliver retail banking services in these communities more effectively.  Therefore, our primary focus in South Georgia is on providing traditional community banking products and services to consumers, businesses, and municipalities.  The timber and farming industries and agricultural-related businesses are vital to the local economies in each of our South Georgia markets.

Valdosta and Adel are located off Interstate 75 in the middle of South Georgia.  Valdosta is the county seat of Lowndes County and is 18 miles north of the Florida state line.  The Valdosta Metropolitan Statistical Area (“MSA”) is comprised of Lowndes, Brooks, Berrien, and Echols Counties.  Adel is in Cook County and is 21 miles north of Valdosta.  We have 68 employees, five branches, and seven ATM’s serving our customers in these communities.  The Company’s administrative and operational facilities and 103 additional employees are also located in Valdosta.  Prior to its merger with the Bank in 2001, the Adel office operated under a separate bank charter called Farmers and Merchants Bank.  Moody Air Force Base, Valdosta State University, and several transportation and distribution facilities of regional and national firms are some of the major economic contributors to the area.

1 Based on the FDIC/OTS Summary of Deposits report as of June 30, 2008.
2 Regions 9-12 (58 counties) as defined by the Georgia Department of Community Affairs.

Bainbridge and Cairo are 82 and 58 miles, respectively, west of Valdosta along U.S. Highway 84 in the southwest corner of the state in the heart of Georgia’s “Plantation Trace”, a region dotted with historic antebellum-era plantations and farms.  Also, both communities are within 42 miles of the Tallahassee, Florida MSA.  We have 32 employees, four branches, and five ATM’s serving our customers in these communities.  Prior to their merger with the Bank in 2002, the Bainbridge and Cairo offices were part of the First Community Bank of Southwest Georgia charter, with the Cairo office using the trade name Bank of Grady County.  First Community Bank of Southwest Georgia was formed in 1998 from the merger of First Federal Savings Bank and Bainbridge National Bank.

Statesboro, 161 miles northeast of Valdosta, sits at the intersection of U.S. Highway 80 and U.S. Highway 301, near Interstate 16, in Southeast Georgia.  Statesboro is also 53 miles west of the Savannah MSA.  We have 21 employees, two branches, and three ATM’s in this community.  Prior to its merger with the Bank in 2002, the Statesboro offices had operated under the Eagle Bank and Trust charter.  Georgia Southern University is located in Statesboro.

Baxley and Hazlehurst are both approximately 90 miles northeast of Valdosta.  The two communities are located 16 miles apart along U.S. Highway 341 in Southeast Georgia.  We have 15 employees, two branches, and two ATM’s serving our customers in these communities.  Prior to its merger with the Bank in 2002, the Baxley and Hazlehurst offices operated under the Baxley Federal Savings Bank thrift charter.  The Georgia Power Company’s Edwin I. Hatch Nuclear Power Plant located in Appling County is one of the area’s largest employers.

North Georgia
During the fourth quarter of 2000, we adopted an expansion strategy to enter into higher growth metropolitan markets that would complement our South Georgia market.  This expansion began with the opening of an office in McDonough (Henry County) on the south side of the Atlanta MSA in October 2000.  In October 2001, we opened an office in Oakwood (Hall County), north of Atlanta in the Gainesville MSA.  Both the McDonough and Oakwood offices initially began as loan production offices and were subsequently developed into full service branches.  In October 2003, we opened a loan production office in Athens (Clarke County), east of Atlanta.  In October 2006, the Athens loan production office was converted into our full service branch in Oconee County in the Athens MSA.  In July 2004, we expanded our presence in Henry County with the opening of a branch office in Stockbridge.  In April 2005, we opened a loan production office in Cobb County, and in December 2005, we opened a loan production office in Snellville (Gwinnett County) on the east side of the Atlanta MSA.  In February 2007, we opened a branch in Snellville and a loan production office in Cumming (Forsyth County) on the north side of the Atlanta MSA.  In March 2007, due to the departure of a key production officer at that location, we closed the loan production office in Cobb County and shifted the remaining resources to our Henry County market.  In January 2009, we closed our branch and loan production office in Snellville due to the economic downturn and disappointing results from the market.  Our offices in Henry, Hall, Oconee and Forsyth counties are also referred to collectively as our “North Georgia” market in this Report.  Due to our relative newness and the lack of a large retail branch network, we do not have a significant retail presence or deposit market share in the North Georgia market.  Thus far, we have primarily catered to residential and commercial builders and developers and small- to medium-sized commercial operations in the North Georgia market.

McDonough and Stockbridge are located along Interstate 75 in Henry County.  Henry County is the southern-most county of the Atlanta MSA.  McDonough is 30 miles south of Downtown Atlanta.  We have 28 employees, two branches, and three ATM’s serving our customers in these communities.  Our McDonough office opened in 2000 and our Stockbridge location opened in 2004.  Henry County has been ranked among the fastest growing counties in the nation over the past several years.  According to the U.S. Census Bureau, Henry County was the ninth fastest growing county in the U.S. from 2000 to 2007 with a 55.9% increase in population.  We have been involved in financing several residential and commercial construction and development projects in Henry and surrounding counties, as we have also worked to increase our retail presence in these counties.

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

Athens is 70 miles east of Downtown Atlanta.  The consolidated city/county government of Athens-Clarke County and neighboring Oconee County comprise the Athens-Clarke County MSA.  The University of Georgia is located in Athens and is the single largest economic factor in the Athens-Clarke County MSA.  Prior to October 2006, we had one loan production office in Athens.  In October 2006, we closed the loan production office and opened a full service branch in neighboring Oconee County.  We have seven employees and one ATM serving our customers in this community through this branch.

Cumming is located 40 miles northeast of Downtown Atlanta along Georgia Highway 400 in Forsyth County.  According to the U.S. Census Bureau, Forsyth County was the sixth fastest growing county in the U.S. from 2000 to 2007 with a 61.5% increase in population.  We opened a loan production office in February 2007 and now have three employees focusing on commercial lending in Cumming.

Florida
In December 2000, we acquired Friendship Community Bank in Ocala (Marion County).  The acquired bank was merged into the Bank in 2001.  In September 2003, we opened a loan production office in St. Augustine (St. Johns County).  In 2006, we opened a branch in the Jacksonville (Duval County) market, but we closed this branch January 30, 2009 due to the economic downturn and disappointing results from the market.  Our offices in Ocala and St. Augustine are collectively referred to as our “Florida” market.

Our Ocala office is near several retirement communities and has served primarily as a deposit gathering facility for the Bank.  Ocala is located in Central Florida, 130 miles south of Valdosta along Interstate 75.  We have 12 employees, one branch, and two ATMs serving our customers in Ocala.  Ocala is known for its equestrian training facilities and retirement communities due to its mild year-round climate.

Our St. Augustine loan production office serves as the base for a lender who calls on commercial customers along Interstate 95 between Jacksonville (40 miles to the North) and Palm Coast (25 miles to the South).  We primarily originate and service the financing of our construction and development loans in and around these coastal communities from this office.

The table below provides basic information and summary demographic data on each of our markets.  Further discussion regarding local real estate market conditions is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report.

Market/	Number of	Total	Total	Market		Population	Employment	Unemployment
County	Offices	Loans[3]	Deposits[3]	Share (%)[4]	Population[5]	Growth (%)[6]	Growth (%)[7]	Rate (%)[8]

South Georgia
Lowndes	4	$247,806	$292,399	19.4	101,790	10.5	(0.4)	5.8
Cook	1	12,902	50,160	26.2	16,432	4.2	(2.3)	8.0
Decatur	3	48,101	113,593	32.2	28,544	1.1	(2.8)	8.1
Grady	1	12,521	26,378	6.7	25,042	5.8	(2.9)	6.4
Appling	1	16,587	40,359	16.0	17,946	3.0	(0.2)	7.6
Jeff Davis	1	10,857	51,479	28.0	13,291	4.8	(4.0)	10.5
Bulloch	2	40,311	58,533	4.6	66,176	18.2	0.4	6.4
	13	$389,085	$632,901
North Georgia
Henry	2	$237,895	$68,006	3.5	186,037	55.9	0.9	6.3
Hall	1	93,814	24,819	1.0	180,175	29.3	1.0	5.5
Oconee	1	50,472	14,605	1.8	31,367	19.6	1.2	4.3
Forsyth	1	58,319	13,628	-	158,914	61.5	0.9	5.0
	5	$440,500	$121,058
State of Georgia						16.6	0.5	6.4

Florida
Marion	1	$31,429	$153,078	3.4	324,857	25.5	0.0	8.4
St. Johns	1	70,013	6,112	-	175,446	42.5	0.3	5.6
	2	$101,442	$159,190
State of Florida						14.2	-0.1	6.8
National Total						7.2	-0.1	6.0

Employees
On December 31, 2008, we had a total of 292 full-time and 13 part-time employees.  During January 2009, we reduced our staff and offered severance compensation to eight full-time employees in a cost-saving plan approved by our Board.  We consider our relationship with our employees to be excellent.  We offer a competitive compensation and benefits package to our employees.

Availability of Information
More information on the Company is available on our internet website at www.pabbankshares.com and on the Bank at www.parkavebank.com.  We are not incorporating by reference into this Report the information contained on our websites and, therefore, the content of our websites is not a part of this Report.  Copies of this Report and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including exhibits, are available free of charge on our website under the “Investor Relations” link as soon as reasonably practicable after they have been filed or furnished electronically to the SEC.  Copies of these filings may also be obtained free of charge on the SEC’s website at www.sec.gov.

[3]
Dollar amounts are presented in thousands as of December 31, 2008.  Amounts exclude $25.7 million in loans and $210.6 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

[4]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2008.
[5]	Estimated July 1, 2007 population provided by the U.S. Census Bureau.
[6]	Estimated percentage population change from 2000 to 2007 provided by the U.S. Census Bureau.
[7]
Total employment growth (not seasonally adjusted) for the Third Quarter 2008 Year-To-Date percentage change from the prior year’s Year-To-Date data provided by the Bureau of Labor Statistics Household Survey.

[8]	Unemployment rate (not seasonally adjusted) for the Third Quarter 2008 provided by the Bureau of Labor Statistics.

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

Gramm-Leach-Bliley Act
The GLB Act implemented major changes to the statutory framework for providing banking and other financial services in the United States.  The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.  A bank holding company that qualifies as a financial holding company is permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity.  The GLB Act specifies certain activities that are deemed to be financial in nature, including underwriting and selling insurance, providing financial and investment advisory services, underwriting, dealing in, or making a market in securities, limited merchant banking activities, and any activity currently permitted for bank holding companies under Section 4(c)(8) of the BHC Act.

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

In addition, the Federal Reserve, through guidance reissued on February 24, 2009, also has supervisory policies and guidance that:

•
may restrict the ability of a bank or financial services holding company from paying dividends on any class of capital stock or any other Tier 1 capital instrument if the holding company is not deemed to have a strong capital position,

•	states that a holding company should reduce or eliminate dividends when
•	the holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•	the holding company’s prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or
•	the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
•
requires that a holding company must inform the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns.

In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.  During 2008, PAB paid a total of $.24 per share in cash dividends and a 2% stock dividend to its stockholders.  In the third quarter of 2008, we suspended our quarterly dividends to shareholders due to a decline in earnings, and we do not intend to pay a dividend in 2009 due to continued pressure on earnings and capital.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%.  Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  At December 31, 2008, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 10.33% and 9.07%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points.  Our Leverage Ratio at December 31, 2008 was 7.04%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels.  In this regard, the Federal Reserve and the FDIC require regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy.  The regulatory agencies have proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

At December 31, 2008, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

FDIC Insurance Assessments
The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance.  Member institutions pay deposit insurance assessments to the Deposit Insurance Fund, or the “DIF.”  The FDIC recently amended its risk-based assessment system to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005, or the “Reform Act.”  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors.  The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned.  Risk Category I, which contains the least risky depository institutions, is expected to include more than 90 percent of all institutions.  Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information.  Previously, the assessment rates for nearly all financial institutions (Risk Category I) were expected to vary between five and seven basis points, or five to seven cents for every $100 of domestic deposits and the riskiest institutions (Risk Category IV) were expected to be assessed up to 43 basis points.    However, as a result of the increased number of bank failures that occurred during 2008 and are expected to continue in 2009, the FDIC recently increased the amount to be assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly by seven basis points for the first quarter 2009.  Thus, the assessment scale for the first quarter 2009 will range from twelve basis points of assessable deposits for the strongest institutions (Risk Category I) to fifty basis points for the weakest (Risk Category IV).  The FDIC also recently increased the amount of deposits it insures from $100,000 to $250,000.  This increase in insured deposits is temporary and will continue through December 31, 2009.

In addition to the assessments for deposit insurance, institutions are required to make payments on bonds which were issued in the late 1980s by the Financing Corporation in order to recapitalize the predecessor to the Savings Association Insurance Fund.  During 2008, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.12 basis points of assessable deposits. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the Temporary Liquidity Guarantee Program (“TLGP”). Provided an institution has not opted out of TLGP, the FDIC will fully guarantee funds deposited in non-interest bearing transaction accounts, including (1) interest on Lawyer Trust Accounts and (2) negotiable order of withdrawal accounts with rates no higher than 0.50 percent if the institution has committed to maintain the interest rate at or below that rate. In conjunction with the increased deposit insurance coverage, insurance assessments also increase for participating institutions. The Bank has not opted out of TLGP.

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

Proposed Legislation and Regulatory Action
New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  Included among current proposals are discussions around restructuring the regulatory framework in which we and our subsidiary bank operate. Further, under the Emergency Economic Stabilization Act of 2008 (“EESA”), Congress has the ability to impose “after-the-fact” terms and conditions on participants in the Capital Purchase Program administered under the Troubled Asset Relief Program (“TARP”). If we were to participate in the Capital Purchase Program, we would be subject to any such retroactive legislation. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (the “Financial Stability Plan”) which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the America Recovery and Reinvestment Act (“ARRA”), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions. Additional regulations adopted as part of the EESA, the Financial Stability Plan, the ARRA, or other legislation may subject us to additional regulatory requirements.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 1A.  RISK FACTORS

Our business is subject to certain risks, including those described below.  The risks below do not describe all risks applicable to our business and are intended only as a summary of certain material factors that affect our operations in our industry and markets.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance in which we operate.  More detailed information concerning these and other risks is contained in other sections of this  Report, including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Difficult market conditions and economic trends have adversely affected our industry and our business.
Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors in our markets, including the metropolitan Atlanta market and surrounding areas as well as our Florida market, experienced an economic downturn that has accelerated through 2008.  As a result of this significant downturn, we have experienced dramatic declines in the housing market with decreasing home prices and increasing delinquencies and foreclosures, which have negatively impacted the credit performance of mortgage and construction and development loans and resulted in significant write-downs of assets by many financial institutions, including us.  At the same time, competition among depository institutions for deposits and quality loans has increased significantly.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These market conditions and the tightening of credit has led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

As a result of the negative developments in the financial industry, new federal and state laws and regulations regarding lending and funding practices and liquidity standards have been enacted, and bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations.  Difficult market conditions and the impact of the new legislation in response to those developments could restrict our business operations, including our ability to originate loans.

Deteriorating credit quality, particularly with respect to our loans which are secured by real estate in our Atlanta MSA market, has adversely impacted us and may continue to adversely impact us, leading to higher loan charge-offs or an increase in our provision for loan losses.
The second half of 2007 through 2008 was highlighted by volatility in the financial markets associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. The volatility has been exacerbated by a general decline in the real estate and housing market along with significant mortgage loan related losses reported by many other financial institutions.  We have a significant presence in residential construction and development lending on the south side of the Atlanta MSA.  Approximately 60% of our residential construction and development loans and 22% of our residential mortgages are in our North Georgia markets.  Approximately 82% of our non-performing assets are in our North Georgia markets.  The majority of our residential builders construct houses in the $150,000 - $250,000 selling price range and carry inventories of lots for new construction.  The supply of vacant, developed lots has increased dramatically as the number of new building permits and housing starts decreased.  It may take more than five years for the market to fully absorb the existing lot inventories in some areas on the south side of the Atlanta MSA.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.
Since October 2008, a host of legislation has been enacted in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions.

▪
On October 3, 2008, President Bush signed into law the EESA pursuant to which, the Department of the Treasury (the “Treasury Department”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions under TARP for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury Department announced the Capital Purchase Program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.

▪
On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts.

▪
On February 10, 1009, the Treasury Department announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

▪	On February 18, 2009, President Obama signed the ARRA, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the Capital Purchase Program, the Financial Stability Plan, the ARRA, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Our net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets and competition in our primary market area.
As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings.  Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income.

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on a significant portion of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates.  Accordingly, increases in interest rates  may reduce our net interest income. In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which are a major component of our loan portfolio.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us,

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Changes in Federal Reserve Board policies and laws are beyond our control and hard to predict.

Increased non-performing loans and the decrease in interest rates reduced our net interest income during 2008 and could cause additional pressure on net interest income in future periods. This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market area. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our losses could increase.
Our success depends, to a significant extent, on the quality of our assets, particularly loans.  Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. The risk of loss varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  Management makes various assumptions and judgments about the collectibility of our loan portfolio after considering these and other factors.  Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information.  However, those established loan loss reserves may prove insufficient.  If we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  For the year ended December 31, 2008, we recorded $18.05 million as a provision for loan losses, compared to the $2.4 million provision for loan loss expense we recorded in 2007.  The increase is due to the $35.3 million increase in the loan portfolio, as well as the $44.0 million increase in the level of nonperforming loans during 2008.  We expect to continue to increase our allowance for loan losses in 2009; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

We face strong competition from other financial services providers.
We operate in highly competitive markets for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our market areas and elsewhere.  Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints and some have lower cost structures.  While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market.

If we do not have sufficient capital to maintain our “well capitalized” status, we will be unable to access brokered deposits.  If we are unable to access brokered deposits, our liquidity would be adversely affected and our ability to meet our obligations, including the payout of deposit accounts would be adversely affected.
Due to the highly competitive rates that are being offered on retail time deposits in our local markets, we substantially increased the amount of our brokered deposits during the second half of 2008.  As a result, we are more reliant on brokered deposits as a source of liquidity than we have been in the past.  As of December 31, 2008, we had approximately $206.6 million in brokered deposits, which represented approximately 18% of our total deposits.

As of December 31, 2008, the Bank was “well capitalized.” However, if we do not have sufficient capital to maintain our “well capitalized” status, we will be unable to access brokered or other out of market wholesale deposits and we will be unable to renew any brokered certificates of deposit or attract new brokered certificates of deposit.  If we are unable to continue to attract deposits and maintain sufficient liquidity, our ability to meet our obligations, including the payout of deposit accounts would be adversely affected.  If our liquidity becomes severely impaired and we are unable to meet our financial obligations, including the payout of deposit accounts, our banking regulators may subject the Bank to regulatory enforcement action, including receivership.

Our business is subject to the success of the economic conditions of the United States and the markets in which we operate.
The success of our business and earnings is affected by general business and economic conditions in the United States and our market areas, particularly the Georgia counties of Lowndes, Cook, Decatur, Appling, Bulloch, Jeff Davis, Grady, Henry, Hall, Oconee and Forsyth and the Florida counties of Marion and St. Johns. If the communities in which we operate do not grow as anticipated or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively impacted.  The current economic downturn, increase in unemployment, and other events that have negatively affected household and/or corporate incomes both nationally and locally have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest or principal on their loans.  Furthermore, in the event of economic improvement in the future, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

Our recent operating results may not be indicative of our future operating results.
We may not be able to return to our historical rate of growth or may not even be able to grow our business at all.  In the future, we may not have the benefit of a favorable interest rate environment and the current weak real estate market may continue for an extended period of time. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.
Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in the Georgia counties of Lowndes, Cook, Decatur, Appling, Bulloch, Jeff Davis, Grady, Henry, Hall, Oconee and Forsyth and the Florida counties of Marion and St. Johns, our success will depend significantly upon the economic conditions in those and the surrounding counties. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

Loan defaults result in a decrease in interest income and may require the establishment of or an increase in loan loss reserves. Furthermore, the decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance and interest due on defaulted loans plus the legal costs incurred in pursuing our legal remedies.  These conditions may result in our need to increase loan loss reserves or charge-off a higher percentage of loans, thereby reducing net income. Furthermore, because we rely more heavily on loans secured by real estate, a continued decrease in real estate values, particularly in our North Georgia market, could cause higher loan losses and require higher loan loss provisions.  As of December 31, 2008, approximately 87% of our total loans were secured by real estate.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

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

We may need to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our operations and any future growth, as well as to protect against any further deterioration in our loan portfolio.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. Recently, the volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to raise additional capital may be disrupted.  If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and our overall liquidity.
 We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, the cost of out-of-market deposits could exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; and, given recent downturns in the economy, there may not be a viable market for raising equity capital. If our access to these sources of liquidity is diminished, or only available on unfavorable terms, then our net income, net interest margin and our overall liquidity likely could be adversely affected.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders.  The laws and regulations applicable to the banking industry are changing rapidly to reflect the government’s concerns about the economy and the banking system, and we cannot predict the effects of these changes on our business and profitability. Changes to statutes, regulations or regulatory policies, and the interpretation and implementation of new statutes, regulations or policies, including EESA, TARP, the Financial Stability Plan, and the ARRA, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products.

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
Our directors and executive officers, as a group, beneficially owned approximately 26% of our outstanding common stock as of December 31, 2008. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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
The trading volume in our common stock on the NASDAQ Global Select Market has been relatively low when compared with larger companies listed on NASDAQ or other stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares.

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
Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our Bank subsidiary to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to our Bank and banks that are regulated by the Federal Reserve.  If we do not satisfy these regulatory requirements, we are unable to pay dividends on our common stock.  In the third quarter of 2008, we suspended our quarterly dividends to shareholders due to a decline in earnings, and we do not intend to pay a dividend in 2009 due to continued pressure on earnings and capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We currently operate 18 bank branches, two loan production offices, an operations center, an executive office suite and an administrative building.  With the exception of our Ocala, Florida branch and our Stockbridge, Georgia branch, we own all of the real property and/or buildings in which our bank branch offices are located.  The Ocala office is under a five-year operating lease that expires in December 2013.  The Stockbridge office is under a six-year operating lease that expires in June 2014.  We own the real property where our Snellville, Georgia loan production office was located prior to its closure January 30, 2009, although this property is now being used as an administrative building while it is marketed for sale.  The other two loan production offices and a 4,300 square-foot executive office suite in McDonough, Georgia are located in leased office space.  In addition, we own a three-story, 10,000 square-foot administrative building, which houses our corporate offices, and a 12,000 square-foot operations center in Valdosta, Georgia.  All of the properties are in a good state of repair and are designed for the purposes for which they are used.

We also currently own four parcels of land that we were holding for potential future expansion.  These vacant lots are located in Locust Grove, Henry County, Georgia; St. Johns County, Florida; and two lots in Valdosta, Lowndes County, Georgia.  The two lots in Valdosta include land behind our main office building and a lot near the initial Park Avenue Bank location.  The lots in Henry County, Georgia and St. Johns County, Florida are currently being marketed for sale.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on NASDAQ under the symbol “PABK” since November 1, 2005.  Prior to that time, our common stock was listed since 1996 for quotation on the American Stock Exchange under the symbol “PAB”.  On February 27, 2009, there were 2,072 holders of record of our common stock.

Our ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution.  Our ability to generate liquid assets for distribution is primarily dependent on the ability of the Bank to pay dividends up to the parent holding company.  The payment of dividends is an integral part of our goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to our stockholders.  When possible, it was our intent to pay out 35-50% of our net earnings in the form of cash dividends to our stockholders on a quarterly basis.  However, in the third quarter of 2008, we suspended our quarterly dividends to shareholders due to a decline in earnings, and we do not intend to pay a dividend in 2009 due to continued pressure on earnings and capital.  For a discussion on the statutory and regulatory limitations on our ability to pay dividends, see “Business – Supervision and Regulation.”

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock, the cash dividends declared, and the diluted earnings per share.  All per share information prior to June 30, 2008 has been adjusted for the 2% stock dividend paid on July 15, 2008.

	Sales Price
Calendar Period	High	Low	Dividends		Earnings
2007
First Quarter	$22.04	$17.40	$0.142		$0.32
Second Quarter	20.04	17.30	0.142		0.33
Third Quarter	18.63	15.29	0.142		0.29
Fourth Quarter	17.06	12.20	0.142		0.17
2008
First Quarter	$14.02	$11.59	$0.142		$0.14
Second Quarter	14.40	8.33	0.093	*	0.15
Third Quarter	9.02	6.66	-		(0.32)
Fourth Quarter	6.95	3.87	-		(0.60)

*plus a 2% stock dividend

Performance Graph
The following graph compares our yearly percentage change in cumulative, five-year shareholder return with the NASDAQ – Composite Index and the SNL Southeast Bank Index.  We have determined that the SNL Southeast Bank Index provides an appropriate and accurate comparison with our industry peers.  The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2003 and that all dividends were reinvested.  The change in cumulative total return is measured by dividing (i) the sum of (a) the cumulative amount of dividends for the period, and (b) the change in share price between the beginning and the end of the period, by (ii) the share price at the beginning of the period.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
PAB Bankshares, Inc.	100.00	86.64	124.27	149.20	90.22	33.23
NASDAQ Composite Index	100.00	108.59	110.08	120.56	132.39	78.72
SNL Southeast Bank Index	100.00	118.59	121.39	142.34	107.23	43.41

The foregoing Total Return Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Stock Buyback Plan
On December 18, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of the Company’s common stock over a 12 month period.  The plan expired on December 18, 2008 with 126,185 shares remaining not purchased.  There were no purchases of the Company’s common stock under the plan during the fourth quarter of 2008.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for PAB.  This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

(In thousands, except per share and other data)	2008	2007	2006	2005	2004
Summary of Operations:
Interest income	$70,984	$84,676	$77,566	$59,371	$40,597
Interest expense	36,218	42,210	33,555	20,398	10,624
Net interest income	34,766	42,466	44,011	38,973	29,973
Provision for loan losses	18,050	2,400	-	1,189	600
Other income	4,403	5,991	5,380	5,813	6,344
Other expense	30,584	29,590	28,167	24,778	23,055
Income before income tax expense	(9,465)	16,467	21,224	18,819	12,662
Income tax expense	(3,554)	5,681	7,488	6,366	4,144
Net income	$(5,911)	$10,786	$13,736	$12,453	$8,518
Net interest income on a taxable-equivalent basis	$35,432	$43,120	$44,507	$39,195	$30,148
Selected Average Balances:
Total assets	$1,238,875	$1,165,307	$1,067,362	$948,457	$765,016
Earning assets	1,165,625	1,096,918	1,004,981	890,337	704,345
Loans	955,253	883,334	792,278	706,052	569,858
Deposits	1,011,596	948,613	859,216	741,409	575,767
Stockholders’ equity	96,877	98,055	91,611	85,431	79,499
Selected Year End Balances:
Total assets	$1,350,103	$1,198,671	$1,120,804	$1,017,326	$868,975
Earning assets	1,259,495	1,116,776	1,048,239	957,918	808,886
Loans	956,687	921,349	820,304	752,938	646,149
Allowance for loan losses	19,374	12,906	11,006	11,079	9,066
Deposits	1,123,703	980,149	908,483	815,681	657,550
Stockholders’ equity	91,601	97,676	95,316	87,001	81,000
Common Share Data:
Outstanding at year end**	9,324,407	9,406,956	9,688,708	9,652,756	9,679,059
Weighted average outstanding**	9,335,376	9,602,535	9,683,173	9,698,514	9,683,448
Diluted weighted average outstanding**	9,335,376	9,744,063	9,890,728	9,870,633	9,825,804
Per Share Ratios:
Net income – basic**	$(0.63)	$1.12	$1.42	$1.28	$0.88
Net income – diluted**	(0.63)	1.11	1.39	1.26	0.87
Dividends declared**	0.24	0.568	0.529	0.466	0.333
Book value**	9.82	10.38	9.84	9.01	8.37
Tangible book value**	9.18	9.75	9.22	8.39	7.75
Profitability Ratios:
Return on average assets	-0.48%	0.93%	1.29%	1.31%	1.11%
Return on average equity	-6.10%	11.00%	14.99%	14.58%	10.71%
Net interest margin	3.04%	3.93%	4.43%	4.40%	4.28%
Efficiency ratio	70.01%	60.74%	55.88%	54.94%	63.18%
Liquidity Ratios:
Total loans to total deposits	85.14%	94.00%	90.29%	92.31%	98.27%
Average loans to average earning assets	81.95%	80.53%	78.84%	79.30%	80.91%
Noninterest-bearing deposits to total deposits	8.11%	9.12%	11.11%	13.23%	15.15%
Capital Adequacy Ratios:
Average equity to average assets	7.82%	8.41%	8.58%	9.01%	10.39%
Dividend payout ratio	-37.16%	50.43%	37.36%	36.29%	37.93%
Asset Quality Ratios:
Net charge-offs to average loans	1.21%	0.06%	0.01%	-0.12%	0.29%
Nonperforming loans to total loans	5.79%	1.24%	0.49%	1.04%	0.54%
Nonperforming assets to total assets	5.98%	1.49%	0.45%	0.78%	0.40%
Allowance for loan losses to total loans	2.03%	1.40%	1.34%	1.47%	1.40%
Allowance for loan losses to nonperforming loans	34.96%	112.79%	271.95%	140.98%	261.04%
 **2007 and prior periods adjusted for 2% stock dividend paid on July 15, 2008.

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

	2008	2007	2006	2005	2004
Book value per common share**	$9.82	$10.38	$9.84	$9.01	$8.37
Effect of intangible assets per share**	0.64	0.63	0.62	0.62	0.62
Tangible book value per common share**	$9.18	$9.75	$9.22	$8.39	$7.75

 **2007 and prior periods adjusted for 2% stock dividend paid on July 15, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW OF KEY FINANCIAL, STRATEGIC AND PERFORMANCE FACTORS

Our operating subsidiary, The Park Avenue Bank, is a $1.35 billion community bank with 18 branches and two loan production offices in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to both commercial and individual customers in our markets.  For additional information on our markets, see the “Markets and Competition” section in Part I of this Report.  As a bank, we operate in a highly regulated and competitive environment.  Our primary objective is to increase the return on our stockholders’ investment over the long-term by accepting deposits and borrowing additional funds as needed at low costs and investing those funds in a safe and sound manner in loans and investments at a higher yield.  Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

Earnings
We recorded a net loss of $5.91 million in 2008, a 154.8% decrease from the $10.79 million net income we recorded in 2007.  Our diluted earnings (loss) per share (“EPS”) decreased 157.1% from $1.11 in 2007 to -$0.63 in 2008.  Our total revenues (which is net interest income plus noninterest income) decreased 19.2% from $48.46 million in 2007 to $39.17 million in 2008.  Our return on average assets (“ROA”) decreased from 0.93% in 2007 to -0.48% and our return on average equity (“ROE”) declined from 11.00% in 2007 to -6.10% in 2008.

The three primary reasons for this decline in earnings are an increase in provision for loan loss expense, a decrease in net interest income and an increase in noninterest expenses.  We recorded an $18.05 million provision for loan loss expense in 2008, compared to the $2.4 million provision for loan expense recorded in 2007.  During 2008, our net interest income decreased $7.7 million, from $42.5 million in 2007 to $34.8 million in 2008, and our net interest margin declined 89 basis points from 3.93% in 2007 to 3.04% in 2008.  Our noninterest expenses increased 3.36%, from $29.6 million in 2007 to $30.6 million in 2008.  This increase in noninterest expenses is attributable to carrying charges on our nonperforming assets and costs to exit two markets in the fourth quarter of 2008.  Additional discussion regarding our earnings for 2008 and our outlook for 2009 are outlined in the section titled “Results of Operations” below.  The following table summarizes our net income, EPS, ROA, and ROE for the past five years.

Year	Net Income (loss)	EPS**	ROA	ROE
	(In Thousands)
2004	8,518	0.87	1.11%	10.71%
2005	12,453	1.26	1.31%	14.58%
2006	13,736	1.39	1.29%	14.99%
2007	10,786	1.11	0.93%	11.00%
2008	(5,911)	-0.63	-0.48%	-6.10%

**2007 and prior periods adjusted for 2% stock dividend paid on July 15, 2008.

Loan and Deposit Growth
Total assets increased $151.4 million, or 12.6%, from $1.20 billion at the end of 2007 to $1.35 billion at the end of 2008.  Total loans increased $35.3 million, or 3.8%, to $956.7 million and total deposits increased $143.6 million, or 14.7%, to $1.12 billion during 2008.  In our South Georgia market, loans increased $20.0 million, or 5.4%, in 2008 due primarily to a $9.5 million increase in loans secured by commercial real estate and an $8.4 million increase in residential mortgages, while deposits only increased 4.6%.  In our North Georgia market, loans increased only 0.4% due primarily to the slowdown in the residential construction and development market, and deposits decreased 24.2% due to us lowering our rates on time deposits and money market accounts relative to our competition in the market.  In our Florida market, loans increased 3.9% due to an increase loans secured by commercial real estate and construction and development loans, and deposits decreased 8.2%.

A breakdown of loans and deposits for each region as of December 31, 2008 and 2007 and the percentage of net growth (or contraction) during 2008 is provided in the table below.

Market/	Number of	Total Loans			Total Deposits
County	Offices	2008	2007	% Chg	2008	2007	% Chg
		(Dollars in Thousands)

South Georgia	13	$389,085	$369,110	5.4	$632,901	$605,070	4.6
Percent of Total		40.7	40.1		56.3	61.7

North Georgia	5	$440,500	$438,767	0.4	$121,058	$159,723	(24.2)
Percent of Total		46.0	47.6		10.8	16.3

Florida	2	$101,442	$97,617	3.9	$159,190	$173,487	(8.2)
Percent of Total		10.6	10.6		14.2	17.7

Treasury	-	$25,661	$15,855	61.8	$210,554	$41,869	402.9
Percent of Total		2.7	1.7		18.7	4.3

Total		$956,688	$921,349	3.8	$1,123,703	$980,149	14.6

In addition to the geographic concentrations noted in the tables above, we had approximately $78.3 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices at December 31, 2008.

The significant (402.9%) increase in deposits in the Treasury market is discussed in the “LIQUIDITY AND CAPITAL RESOURCES” in this Report.

In the fourth quarter of 2006, we opened full service branches in the Athens (Georgia) MSA and the Jacksonville (Florida) MSA.  In the first quarter of 2007, we opened a full service branch at a second location in Gwinnett County and a loan production office in Forsyth County, both located in the Atlanta (Georgia) MSA.  During the fourth quarter of 2008, we announced that we would close our Jacksonville (Florida) branch and our two locations in Gwinnett County (Georgia) on January 30, 2009 due to the economic downturn and disappointing results from those markets.  We previously intended to open 2-3 offices a year as part of our strategic plan to expand our presence in the higher growth markets in and around the Atlanta MSA and in north and central Florida.  However, we decided to wait until economic conditions improve before opening another office.

A breakdown of loans and deposits by type as of December 31, 2008 and 2007 and the percentage of net growth (or contraction) during 2008 is provided in the table below.

	2008	2007	Percentage Change
	(Dollars in Thousands)
Loans
Commercial and financial	$87,530	$78,730	11.2
Agricultural (including loans secured by farmland)	48,647	41,861	16.2
Real estate - construction and development	315,786	352,732	(10.5)
Real estate - commercial	276,645	248,272	11.4
Real estate - residential	196,306	174,157	12.7
Installment loans to individuals and others	32,084	26,011	23.4
	956,998	921,763	3.8
Deferred loan fees and unearned interest, net	(310)	(414)	(25.1)
Total loans	956,688	921,349	3.8
Allowance for loan losses	(19,374)	(12,906)	50.1
Net loans	$937,314	$908,443	3.2

Deposits
Noninterest-bearing demand	$91,114	$89,423	1.9
Interest-bearing demand and savings	252,122	354,743	(28.9)
Time less than $100,000	328,329	312,722	5.0
Time greater than or equal to $100,000	198,845	187,662	6.0
Retail time placed in CDARS program	46,690	-	100.0
Brokered	206,603	35,599	480.4
Total deposits	$1,123,703	$980,149	14.6

At December 31, 2008, construction and development loans represented 33.0% of our total loans, and this segment of our portfolio was equivalent to 343.4% of our regulatory Tier 1 capital.  An additional 28.9% of our loan portfolio was comprised of commercial real estate loans, which represents 300.8% of our regulatory Tier 1 capital.

In an effort to diversify our loan portfolio from commercial real estate (which includes construction and development lending and commercial mortgages), we increased our efforts in non-real estate secured commercial lending and in residential mortgages.  Our commercial loans increased $8.8 million, or 11.2%, during 2008 as compared to 2007.  As a percentage of total loans, this segment of our portfolio increased from 8.6% at the end of 2007 to 9.2% at the end of 2008.  We have noticed weaker loan demand as most commercial borrowers seem focused on reducing debt, postponing expansion efforts and shrinking inventories to get through the recession.  We do not expect to see significant growth in commercial lending in 2009.

Overall, our construction and development loans decreased $36.9 million, or 10.5%, while our residential mortgages increased $22.1 million, or 12.7%, during 2008 as compared to 2007.  Beginning in the fourth quarter of 2006 and continuing through 2007 and 2008, there has been  a severe slowdown in residential construction and development activities.  This slowdown has been more severe in certain sections of the Atlanta and Jacksonville markets.  We expect this slowdown will continue to hinder our loan growth opportunities.

Real Estate Market Conditions on the south side of the Atlanta MSA
With approximately 18% of our loan portfolio concentrated in residential construction and development loans and an additional 21% of our loan portfolio in residential mortgages, we continuously monitor and evaluate economic trends in our residential real estate markets.  With the continued weakness in the residential real estate markets, we expect to incur additional losses in this segment of our portfolio.  We have established an allowance for loan losses based on our estimate of those losses in our loan portfolio as of December 31, 2008.  Additional information on our asset quality and factors considered in assessing our allowance for loan losses are included under the heading “Provision for Loan Losses” in our discussion below.

During the second half of 2007, finished housing inventories and the supply of vacant developed lots began to increase in several of our markets in the Atlanta MSA.  These inventories have continued to increase as the number of new building permits and housing starts have decreased.  The ability to sell lots to investors or builders has been increasingly difficult.  Although market data indicates that there is more than ten years of lot inventory in some of our markets, we believe it may take only three to four years for the market to absorb the lot inventories in some areas on the south side of the Atlanta MSA.

The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.

For the Quarter Ended	Dec-08	Dec-07	Dec-06	Dec-05
	(Number of Months Supply)
Housing Inventory:
Henry County	14.0	11.5	9.1	8.3
Clayton County	15.1	9.5	12.2	7.1
Newton County	14.5	11.1	7.4	8.3
South Fulton County	9.5	8.0	7.8	7.9

Vacant Developed Lots Inventory:
Henry County	291.0	86.0	27.0	25.0
Clayton County	169.0	53.0	26.0	23.0
Newton County	326.0	64.0	24.0	24.0
South Fulton County	126.0	57.0	23.0	22.0

The table below sets forth, based on data from the U.S. Census Bureau, the number of single family housing permits issued in select counties on the south side of the Atlanta MSA over the past four years.

For the Year Ended	Dec-08	Dec-07	Dec-06	Dec-05
	(Number of Single Family Housing Permits Issued)
Housing Permits:
Henry County	492	1,650	2,992	3,697
Clayton County	403	1,238	2,226	2,103
Newton County	188	952	1,678	2,115

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

From September 2007 to December 2008, the Federal Open Market Committee of the Federal Reserve (“FOMC”)  reduced the federal funds rate 10 times, in various increments, from 5.25% to 0.25%.  Being in an asset-sensitive interest rate position on our balance sheet (our earning assets reprice more frequently than our rate-sensitive liabilities), we benefited during the period of rising interest rates from June 2004 to June 2006.  Conversely, our earnings decreased in the recent declining interest rate environment.  We discuss our interest rate risk in further detail in Item 7A.  Below, we have summarized the impact that changes in interest rates and changes in our balance sheet have had on our earnings over the past three years.

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

For the Years Ended December 31,	2008 vs. 2007			2007 vs. 2006
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars In Thousands)
Increase (decrease) in income from interest-earning assets:
Loans	$(12,374)	$(18,404)	$6,030	$6,706	$(1,035)	$7,741
Taxable investment securities	(532)	105	(637)	492	321	171
Nontaxable investment securities	93	(5)	98	450	44	406
Other short-term investments	(865)	(1,255)	390	(381)	76	(457)
Total interest income	(13,678)	(19,559)	5,881	7,267	(594)	7,861

Increase (decrease) in expense from interest-bearing liabilities:
Demand deposits	(5,811)	(4,469)	(1,342)	2,828	1,511	1,317
Savings deposits	(360)	(332)	(28)	38	67	(29)
Time deposits	598	(4,569)	5,167	5,566	3,353	2,213
FHLB advances	(113)	(637)	524	221	287	(66)
Notes payable	(187)	(187)	-	(294)	(142)	(152)
Other short-term borrowings	(118)	(195)	77	295	107	188
Total interest expense	(5,991)	(10,389)	4,398	8,654	5,183	3,471

Net interest income	$(7,687)	$(9,170)	$1,483	$(1,387)	$(5,777)	$4,390

During 2008, we had an average investment in impaired loans of $38.8 million.  If these impaired loans had remained current and on accrual status during 2008, we would have recorded an additional $3.6 million of interest income.  This is compared to $753,000 of lost interest income on an average investment of $4.9 million of impaired loans during 2007.

Average Balances, Interest and Yields
The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for each of the last three years.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate in 2008 and a 35% Federal tax rate in 2007 and 2006.  Loan average balances include loans on nonaccrual status.  Other short-term investments include federal funds sold and interest-bearing deposits in other banks.

For the Years Ended
December 31,	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
ASSETS
Interest-earning assets:
Loans	$955,253	$61,686	6.46%	$883,334	$74,060	8.38%	$792,278	$67,354	8.50%
Investment securities:
Taxable	147,125	7,679	5.22%	159,510	8,211	5.15%	156,059	7,719	4.95%
Nontaxable	32,616	1,961	6.01%	30,998	1,868	6.03%	24,104	1,419	5.89%
Other short-term investments	30,631	326	1.06%	23,076	1,191	5.16%	32,540	1,571	4.83%
Total interest-earning assets	1,165,625	71,652	6.15%	1,096,918	85,330	7.78%	1,004,981	78,063	7.77%

Noninterest-earning assets:
Cash	18,412			20,534			20,927
Allowance for loan losses	(15,670)			(11,264)			(10,966)
Unrealized gain (loss) on securities available for sale	(323)			(1,993)			(2,818)
Other assets	70,831			61,112			55,238
Total assets	$1,238,875			$1,165,307			$1,067,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$271,498	$5,238	1.93%	$309,037	$11,049	3.58%	$266,374	$8,221	3.09%
Savings deposits	35,381	204	0.58%	37,231	564	1.51%	39,366	526	1.34%
Time deposits	606,878	25,873	4.26%	503,870	25,275	5.02%	453,004	19,708	4.35%
FHLB advances	99,975	3,956	3.96%	88,569	4,069	4.59%	90,115	3,848	4.27%
Notes payable	10,310	540	5.24%	10,310	727	7.05%	12,118	1,021	8.42%
Other short-term borrowings	14,199	408	2.88%	12,392	526	4.25%	6,843	232	3.39%
Total interest-bearing liabilities	1,038,241	36,219	3.49%	961,409	42,210	4.39%	867,820	33,556	3.87%

Noninterest-bearing liabilities and stockholders' equity:
Demand deposits	97,839			98,475			100,472
Other liabilities	5,918			7,368			7,459
Stockholders' equity	96,877			98,055			91,611
Total liabilities and stockholders equity	$1,238,875			$1,165,307			$1,067,362

Interest rate spread			2.66%			3.39%			3.90%

Net interest income		$35,433			$43,120			$44,507

Net interest margin			3.04%			3.93%			4.43%

Investment Portfolio

The book value of investment securities at the indicated dates are presented below.  Changes in the mix of our investment portfolio will vary over time in response to changes in market conditions and liquidity needs of the Bank.  During 2008, we reduced our exposure to FNMA and FHLMC debt due to concerns over these government-sponsored entities' abilities to perform and we invested those funds into GNMA, FNMA and FHLMC mortgage-backed securities.

As of December 31,	2008		2007		2006
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
U. S. Government agency securities	$35,303	19.0%	$70,235	36.1%	$82,294	44.7%
State and municipal securities	30,361	16.3%	32,332	16.6%	28,892	15.7%
Mortgage-backed securities	103,413	55.7%	77,201	39.6%	58,875	32.0%
Corporate debt securities	6,965	3.8%	6,507	3.3%	4,528	2.5%
Equity securities	9,731	5.2%	8,519	4.4%	9,504	5.1%
Total investments	$185,773	100.0%	$194,794	100.0%	$184,093	100.0%
Total investments as a percentage of total assets	13.8%		16.3%		16.4%

At December 31, 2008, the estimated fair market value of our investment portfolio was approximately $2.3 million, or 1.2%, above our amortized cost; however, market values may fluctuate significantly as interest rates change.

Our investment portfolio policy stresses quality and liquidity.  The bonds which are purchased as investments carry an “A” rating or better by either Standard and Poor’s or Moody’s Investors Service, Inc. or have been reviewed for credit and market risk and deemed appropriate for the Bank’s portfolio by management.  The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single issuer.  We do not carry any “sub-prime” mortgages, structured investment vehicles, or collateralized debt obligations in our portfolio.  We also monitor the insurers of our state and municipal securities, and the distribution of such securities among the insurers.  At December 31, 2008, six different carriers, with no one carrier insuring more than 20% of the total, insured our state and municipal securities.  The table below shows the distribution by insurer of our state and municipal securities as of December 31, 2008.

As of December 31, 2008	$ Amount	% to Total
	(Dollars in Thousands)
XL Capital Assurance Inc. (XLCA)	$6,055	20.0%
Financial Security Assurance Inc. (FSA)	5,101	16.8%
MBIA Corporation (MBIA)	3,592	11.8%
Ambac Assurance Corp (AMBAC)	3,529	11.6%
Other	4,085	13.5%
Uninsured	7,999	26.3%
Total state and municipal securities	$30,361	100.00%

The following table shows the maturities of non-equity investment securities at December 31, 2008 and the weighted-average yields (on a fully taxable basis assuming a 34% tax rate) on such securities.  The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds.  Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Of the investments in U.S. Government agency securities maturing after one year, approximately $19.6 million, or 56%, are potentially callable at par value within one year.

	U.S. Government		State and Municipal		Mortgage-Backed		Corporate Debt
	Agency Securities		Securities		Securities		Securities
As of December 31, 2008	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Due in one year or less	$-	-	$1,006	3.17%	$-	-	$-	-
Due after one year through five years	524	4.33%	1,853	3.57%	-	-	3,310	6.46%
Due after five years through ten years	21,560	5.29%	4,562	3.83%	10,142	4.71%	817	5.55%
Due after ten years	13,219	5.63%	22,940	4.07%	93,271	5.39%	2,838	7.00%
Total	$35,303	5.40%	$30,361	3.97%	$103,413	5.32%	$6,965	6.57%

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

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Commercial and financial	$87,530	$78,730	$66,376	$50,860	$59,703
Agricultural (including loans secured by farmland)	48,647	41,861	43,302	55,830	26,704
Real estate – construction and development	315,786	352,732	295,246	268,629	166,854
Real estate – commercial	276,645	248,272	255,462	231,601	239,032
Real estate – residential	196,306	174,157	142,501	127,326	136,190
Installment loans to individuals and other	32,084	26,011	18,414	20,380	19,552
	956,998	921,763	821,301	754,626	648,035
Deferred loan fees and unearned interest, net	(310)	(414)	(997)	(1,688)	(1,886)
	956,688	921,349	820,304	752,938	646,149
Allowance for loans losses	(19,374)	(12,906)	(11,006)	(11,079)	(9,066)
Loans, net	$937,314	$908,443	$809,298	$741,859	$637,083

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2008	2007	2006	2005	2004

Commercial and financial	9.15%	8.55%	8.09%	6.75%	9.24%
Agricultural (including loans secured by farmland)	5.08%	4.54%	5.28%	7.41%	4.13%
Real estate – construction and development	33.01%	38.28%	35.99%	35.68%	25.82%
Real estate – commercial	28.92%	26.95%	31.14%	30.76%	36.99%
Real estate – residential	20.52%	18.90%	17.37%	16.91%	21.08%
Installment loans to individuals and other	3.35%	2.82%	2.24%	2.71%	3.03%
	100.03%	100.04%	100.12%	100.22%	100.29%
Deferred loan fees and unearned interest, net	-0.03%	-0.04%	-0.12%	-0.22%	-0.29%
	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loans losses	-2.03%	-1.40%	-1.34%	-1.47%	-1.40%
Loans, net	97.97%	98.60%	98.66%	98.53%	98.60%

During 2008, the loan portfolio increased $35.3 million, or 3.8%, from $921.3 million at the beginning of the year to $956.7 million at year end.  Over the past five years, the composition of the loan portfolio has shifted as commercial real estate mortgages decreased from 37.0% of our portfolio in 2004 to 28.9% in 2008, and construction and land development loans increased from 25.8% of our portfolio to 33.0% of our portfolio during that same time.  However, it should be noted that construction and land development loans decreased in 2008 from 38.3% at the end of 2007 to 33.0% at the end of 2008.  The majority of our construction and development loans are in our North Georgia market.  Of the $315.8 million in construction and development loans outstanding at the end of 2008, $181.9 million, or 57.6%, originated in our North Georgia offices.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios as of December 31, 2008, 2007 and 2006.

	2008		2007		2006
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$129,412	41.0%	$130,097	36.9%	$134,559	45.6%
Commercial and multi-family	95,934	30.4%	105,718	30.0%	78,611	26.6%
Construction
1-4 family residential spec	19,182	6.1%	40,392	11.4%	34,347	11.6%
1-4 family residential pre-sold	112	0.1%	1,604	0.4%	1,930	0.6%
1-4 family residential other	23,423	7.4%	26,694	7.6%	7,273	2.5%
Commercial owner-occupied	3,340	1.0%	5,685	1.6%	6,685	2.3%
Commercial not owner-occupied	27,038	8.5%	17,497	5.0%	8,831	3.0%
Hotel/motel	7,949	2.5%	12,909	3.7%	7,683	2.6%
Industrial	-	0.0%	-	0.0%	-	0.0%
Multi-family properties	6,538	2.1%	7,789	2.2%	10,362	3.5%
Special purpose property	2,858	0.9%	2,337	0.6%	1,050	0.4%
Other	-	0.0%	2,010	0.6%	3,915	1.3%
Total construction and development loans	$315,786	100.0%	$352,732	100.0%	$295,246	100.0%
% of total loans	33.0%		38.3%		36.0%

	2008		2007		2006
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$41,617	15.0%	$34,291	13.8%	$31,210	12.2%
Retail	21,062	7.6%	22,114	8.9%	23,117	9.1%
Other	40,413	14.6%	34,263	13.8%	38,151	14.9%
Not owner-occupied:
Office	25,425	9.2%	29,210	11.8%	28,686	11.2%
Retail	36,085	13.1%	36,780	14.8%	31,503	12.3%
Other	24,656	8.9%	27,418	11.0%	26,072	10.2%
Other:
Hotel/motel	15,812	5.7%	11,399	4.6%	16,131	6.3%
Industrial	4,677	1.7%	2,626	1.1%	3,246	1.3%
Multi-family properties	22,685	8.2%	14,894	6.0%	19,379	7.6%
Special purpose property	39,240	14.2%	34,876	14.0%	37,938	14.9%
Other	4,973	1.8%	401	0.2%	29	0.0%
Total commercial real estate loans	$276,645	100.0%	$248,272	100.0%	$255,462	100.0%
% of total loans	28.9%		26.9%		31.1%

A summary of loans from each market outstanding at December 31, 2008 is presented in the following table.

	South Georgia	North Georgia	Florida
	Market	Market	Market	Treasury	Total
	(Dollars in Thousands)
Commercial and financial	$34,588	$50,631	$2,292	$19	$87,530
Agricultural (including loans secured by farmland)	35,484	6,804	6,359	-	48,647
Real estate – construction and development	74,174	181,858	58,454	1,300	315,786
Real estate – commercial	92,639	151,998	25,445	6,563	276,645
Real estate – residential	138,832	43,562	8,974	4,938	196,306
Installment loans to individuals and others	13,229	5,824	154	12,877	32,084
	388,946	440,677	101,678	25,697	956,998
Deferred loan fees and unearned interest, net	139	(177)	(236)	(36)	(310)
	389,085	440,500	101,442	25,661	956,688
Allowance for loan losses	(4,730)	(10,131)	(2,740)	(1,773)	(19,374)
	$384,355	$430,369	$98,702	$23,888	$937,314

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

	Commercial		Real Estate -	Real Estate -	Real Estate -	All Other
As of December 31, 2008	& Financial	Agricultural	Construction	Commercial	Residential	Loans	Total
	(Dollars in Thousands)
Due in one year or less	$59,506	$30,053	$275,889	$78,877	$47,618	$17,598	$509,541
Due after one year through five years	27,085	17,961	37,859	145,981	93,675	6,598	329,159
Due after five years	939	633	2,038	51,787	55,013	7,888	118,298
Total	$87,530	$48,647	$315,786	$276,645	$196,306	$32,084	$956,998

Of the above loans maturing after one year,
those with predetermined fixed rates	$13,879	$10,797	$17,966	$154,154	$113,118	$5,649	$315,563
those with floating or adjustable rates	14,145	7,797	21,931	43,614	35,570	8,837	131,894
Total maturing after one year	$28,024	$18,594	$39,897	$197,768	$148,688	$14,486	$447,457

We have historically preferred to offer loans to our commercial customers on a floating rate basis, usually tied to a prime interest rate.  This preference has contributed to our asset-sensitive interest rate risk position.  During 2006 and 2007, we moderated our preferences and began competing for more fixed-rate commercial and residential mortgages.  At December 31, 2008, approximately 66% of our loan portfolio will either mature or reprice within the next 12 months, a 7% decrease compared to 71% of our loan portfolio maturing or repricing within one year at December 31, 2005.

Nonaccrual, Past Due and Restructured Loans
Our nonperforming loans increased $44.0 million, from $11.4 million at December 31, 2007 to $55.4 million at December 31, 2008, due primarily to the adverse economic and real estate market conditions in our North Georgia and Florida markets.  As a percentage of total loans, nonperforming loans increased 455 basis points to 5.79% at December 31, 2008 from 1.24% at December 31, 2007.  Approximately 66% of nonperforming loans at December 31, 2008 were construction and development loans, and these loans represented approximately 11% of our total portfolio of construction and development loans.  A schedule of our nonperforming loans at December 31, 2008 is presented in the following table.

Category	Net Carrying Value *	Collateral Description	Average Carrying Value/ Unit
Construction and Development	$9.3 million	7 parcels of undeveloped land totaling 738 acres	$12,600 per acre
Construction and Development	$14.0 million	506 residential lots	$27,700 per lot
1-4 Family Residential	$8.3 million	80 houses	$104,000 per house
Commercial Real Estate	$8.3 million	17 commercial properties	$488,000 per property
Commercial and Industrial	$2.8 million	Non-real estate collateral	$404,000 per loan
Multi-Family Residential	$8.6 million	9 condominium units	$950,000 per unit
Consumer	$97,000	Non-real estate collateral	$5,700 per loan
* The term “net carrying value” represents the book value of the loan less any allocated allowance for loan losses.

The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans at the indicated dates.

As of December 31,	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$54,903	$11,405	$4,013	$7,856	$1,417
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	206	37	34	2	11
Troubled debt restructurings not included above	311	-	-	-	2,045
Total nonperforming loans	$55,420	$11,442	$4,047	$7,858	$3,473

Ratio of nonperforming loans to total loans (%)	5.79	1.24	0.49	1.04	0.54

Reserves allocated to nonperforming loans:
Specific Reserves (FAS 114)	$2,888	$1,577	$-	$1,155	$304
General Reserves (FAS 5)	1,188	397	602	80	206
Total reserves allocated to nonperforming loans	$4,076	$1,974	$602	$1,235	$510

Total reserves allocated as a percentage of nonperforming loans	7.35%	17.25%	14.86%	15.71%	14.67%

During the fourth quarter of 2008, we wrote down $5.8 million of our nonperforming loans.  If these charge-offs had not been recorded, we would have had total reserves allocated to nonperforming loans of $9.89 million, or 17.84% of nonperforming loans.

The following table summarizes our nonperforming assets by type and market as of December 31, 2008.

	North Georgia	South Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$42,666	$7,519	$4,718	$-	$54,903
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	195	-	-	11	206
Troubled debt restructurings not included above	311	-	-	-	311
Foreclosed assets	23,021	1,088	1,160	-	25,269
Total nonperforming assets	$66,193	$8,607	$5,878	$11	$80,689

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured.  All interest accrued for loans that are placed on nonaccrual status is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received or until the loan is returned to accrual status.  For the year ended December 31, 2008, the gross interest income that would have been recorded if our nonperforming loans had been current in accordance with their original terms was approximately $3.3 million.  The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2008 was approximately $65,000.  The allowance for loan losses related to our nonperforming loans amounted to approximately $4.1 million and $2.0 million at December 31, 2008 and 2007, respectively.

Potential Problem Loans
In addition to our nonperforming loans discussed above, we have identified $9.8 million in potential problem loans as of December 31, 2008.  These are construction and land development loans that were past due 30 to 89 days at year-end.  Potential problem loans are loans where known credit problems of the borrowers causes management doubt the ability of such borrowers to comply with the present repayment terms.  This may result in disclosure of such loans as nonperforming in future periods.

At December 31, 2008, we had $21.6 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 2.25% of total loans, representing an increase from 1.92% at December 31, 2007.

Other real estate owned
Our foreclosed assets increased $18.9 million in 2008, from $6.4 million at December 31, 2007 to $25.3 million at December 31, 2008.  Due to economic conditions in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, we have decided to select certain parcels of foreclosed assets to hold rather than to force distressed sales of these properties in this market.  A schedule of the foreclosed properties held at December 31, 2008 is presented in the following table.

Category	Book Value	Description	Average Value/ Unit
Construction and Development	$4.4 million	5 parcels of undeveloped land totaling 582 acres	$7,500 per acre
Construction and Development	$6.3 million	267 residential lots	$24,000 per lot
1-4 Family Residential	$9.7 million	54 houses	$180,000 per house
Commercial Real Estate	$4.9 million	19 commercial properties	$258,000 per property

Allowance For Loan Losses

At December 31, 2008, our allowance for loan losses as a percentage of total loans was 2.03%, compared to 1.40% at December 31, 2007.  We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio.  As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.  The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio.  Once a loan falls into a default or collection/workout situation, it is turned over to our special assets department who oversees the risk grading process with regular reports to our problem asset committee.  These assessments are supplemented with independent reviews conducted by our credit administration and internal audit departments and external loan review consultants.  All loans in excess of $100,000 that have been identified for potential credit weakness are reviewed quarterly by the Problem Asset  Committee and the Director Loan Committee, which further enhances the process for timely recognition of losses and for determining appropriate reserves.

We have a comprehensive methodology for determining the adequacy of our allowance for loan losses.  We perform an allowance analysis quarterly that is broken down into the following three components: (1) specific allowances for individual loans, (2) allowances for pools of loans identified by credit risk grades or delinquency status, and (3) general allowances for all other loans pooled by loan type.  The Problem Asset Committee has the responsibility for assessing the risk elements, determining the specific allowance valuations, and affirming the methodology used.  The Board of Directors reviews management’s assessment and affirms the amount recorded.

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by Financial Accounting Standards Board (“FASB”) Statement No. 114, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  At December 31, 2008, we had $3.41 million in specific reserves on $59.86 million in individually evaluated impaired and other significant potential problem loans, compared to $2.31 million in specific reserves on $16.30 million in individually evaluated impaired and other significant potential problem at December 31, 2007.  During the fourth quarter of 2008, we wrote down $5.8 million of our nonperforming loans.  If these charge-offs had not been recorded, we would have had $9.23 million in specific reserves on $65.67 million in individually evaluated impaired and other significant potential problem loans at December 31, 2008.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 days or more.  The allowance factors are based on industry standards and supported by our own historical loss analysis.  At December 31, 2008, we had $7.39 million in general reserves allocated to $200.5 million rated and delinquent loans.  This is an increase from the $4.00 million reserved on a lower balance of $119.7 million rated and delinquent loans at December 31, 2007.

The third component of the allowance addresses general allowances on all loans not individually reserved due to impairment, rating or delinquency status.  These loans are divided into smaller homogenous groups based on loan type.  The allowances are determined by applying loss factors to each pool of loans with similar characteristics.  The factors used are based on historical loss percentages for each pool adjusted by current known and documented internal and external environmental factors.  The environmental factors considered in developing our loss measurements include:

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At December 31, 2008, we had $7.79 million in general reserves compared to $6.57 million one year ago.  This 18.6% increase in the general reserve over last year is primarily due to additional caution taken into consideration for our concentration in construction and development lending and worsening economic conditions.

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

As of December 31,	2008		2007		2006		2005		2004
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Commercial and financial	$1,382	9.1%	$229	8.6%	$972	8.1%	$2,670	6.7%	$1,167	8.9%
Agricultural (including loans secured by farmland)	112	5.1%	1,029	4.5%	1,184	5.3%	323	7.4%	490	4.2%
Real estate - construction	11,950	33.0%	8,383	38.2%	4,875	35.9%	4,427	35.5%	2,211	25.8%
Real estate – commercial	2,552	28.9%	2,008	27.0%	2,276	31.1%	2,280	30.8%	3,514	37.0%
Real estate - residential	2,417	20.5%	815	18.9%	547	17.4%	208	16.9%	1,337	21.1%
Consumer and other loans	176	3.4%	215	2.8%	255	2.2%	512	2.7%	335	3.0%
Unallocated	785	N/A	227	N/A	897	N/A	659	N/A	12	N/A
Total	$19,374	100.0%	$12,906	100.0%	$11,006	100.0%	$11,079	100.0%	$9,066	100.0%

Summary of Loan Loss Experience
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31,	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of year	$12,906	$11,006	$11,079	$9,066	$10,139
Charge-offs:
Commercial and financial	709	66	115	31	511
Agricultural (including loans secured by farmland)	-	10	-	-	24
Real estate - construction and development	8,023	324	24	-	-
Real estate - commercial	25	257	314	7	1,228
Real estate - residential	3,188	65	208	43	467
Installment loans to individuals and other loans	183	146	160	200	343
	12,128	868	821	281	2,573
Recoveries:
Commercial and financial	38	55	118	111	117
Agricultural (including loans secured by farmland)	38	56	41	247	151
Real estate - construction and development	2	-	-	-	-
Real estate - commercial	340	28	335	394	268
Real estate - residential	33	108	87	148	52
Installment loans to individuals and other loans	94	121	167	205	312
	545	368	748	1,105	900
Net charge-offs (recoveries)	11,583	500	73	(824)	1,673
Additions provided to the allowance charged to operations	18,050	2,400	-	1,189	600
Balance at end of year	$19,373	$12,906	$11,006	$11,079	$9,066

Average balance of loans outstanding	$955,253	$883,334	$792,278	$706,052	$569,858

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year (%)	1.21	0.06	0.01	(0.12)	0.29

Deposits

Our total deposit portfolio grew $143.6 million, or 15.0%, in 2008.  Time deposits increased $244.5 million and noninterest-bearing demand increased $1.7 million, while interest-bearing demand and savings decreased $102.6 million.  The average rate paid on time deposits decreased 76 basis points from 5.02% in 2007 to 4.26% in 2008.  As with most community banks in the Southeast, loan volume has been the driver for the remainder of our balance sheet.  When we have had strong loan demand, we have been more competitive for retail time deposits within our markets.  We do not intend to be aggressively competitive for retail time deposits in 2009.  During 2008, we joined the CDARS network and began offering our existing customers the opportunity to place their excess deposits in the CDARS network.  During the second half of 2008, we utilized additional brokered deposits to build up our liquidity and strengthen our balance sheet.  This is discussed further in the “LIQUIDITY AND CAPITAL RESOURCES” section below.

The amounts on deposit at the indicated dates are presented in the following table according to type of deposit account:

As of December 31,	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Noninterest-bearing demand	$91,114	$89,423	$100,911	$107,917	$99,628
Interest-bearing demand and savings	252,122	354,743	328,828	284,126	224,836
Time less than $100,000	328,329	312,722	279,936	250,250	187,208
Time greater than or equal to $100,000	198,845	187,662	161,054	131,279	98,875
Retail time placed in CDARS program	46,690	-	-	-	-
Brokered	206,603	35,599	37,754	42,109	47,003
Total deposits	$1,123,703	$980,149	$908,483	$815,681	$657,550

The percentage of total deposits at the indicated dates is presented in the following table according to type of deposit account.

As of December 31,	2008	2007	2006	2005	2004

Noninterest-bearing demand	8.11%	9.12%	11.11%	13.23%	15.15%
Interest-bearing demand and savings	22.44%	36.19%	36.19%	34.83%	34.19%
Time less than $100,000	29.22%	31.91%	30.81%	30.68%	28.47%
Time greater than or equal to $100,000	17.69%	19.15%	17.73%	16.10%	15.04%
Retail time placed in CDARS program	4.15%	0.00%	0.00%	0.00%	0.00%
Brokered	18.39%	3.63%	4.16%	5.16%	7.15%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

The following table summarizes average balances of deposits and related weighted average rates of interest paid for each of the three years presented.

For the Year Ended December 31,	2008		2007		2006
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$97,839	-	$98,475	-	$100,472	-
Interest-bearing demand	271,498	1.93%	309,037	3.58%	266,374	3.09%
Savings	35,381	0.58%	37,231	1.51%	39,366	1.34%
Retail time deposits < $100,000	307,170	4.47%	300,618	5.06%	265,627	4.37%
Retail time deposits > $100,000	183,151	4.05%	168,842	4.94%	147,193	4.30%
Retail time deposits placed in CDARs program	8,973	3.17%	-	-	-	-
Brokered time deposits > $100,000	107,584	4.12%	34,410	5.03%	40,184	4.42%
Total	$1,011,596	3.10%	$948,613	3.89%	$859,216	3.31%

The maturities of time deposits as of December 31, 2008 are summarized below.

	Retail time deposits < $100,000	Retail time deposits > $100,000	Retail time deposits placed in CDARs program	Brokered time deposits > $100,000	Total time deposits
		(Dollars in Thousands)
Three months or less	$60,945	$27,535	$22,563	$24,475	$135,518
Over three through six months	61,710	34,867	10,624	21,093	128,294
Over six months through twelve months	110,926	61,999	13,611	40,171	226,707
Over twelve months	117,239	51,845	-	120,864	289,948
Total	$350,820	$176,246	$46,798	$206,603	$780,467

Of the $120.9 million of brokered deposits that mature after 2009, $34.0 million are callable by us at any time with proper notice.

The following table summarizes our deposit portfolio by type and market as of December 31, 2008.

	South Georgia	North Georgia	Florida
	Market	Market	Market	Treasury	Total
	(Dollars in Thousands)
Noninterest-bearing demand	$70,305	$14,922	$3,154	$2,733	$91,114
Interest-bearing demand and savings	204,670	23,742	23,100	610	252,122
Time less than $100,000	189,925	46,541	91,462	401	328,329
Time greater than or equal to $100,000	128,457	28,707	41,474	207	198,845
Retail time placed in CDARs program	39,544	7,146	-	-	46,690
Brokered	-	-	-	206,603	206,603
Total deposits	$632,901	$121,058	$159,190	$210,554	$1,123,703
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

At December 31, 2008, our liquidity position, which is an internally-calculated ratio of short-term funds available to short-term and potentially volatile liabilities, was 37.35%.  Our net noncore funding dependency ratio, which is the difference between regulatory defined non-core liabilities and short-term investments, divided by long-term assets, was 35.16%.  Our liquidity and funding policy provides that we maintain a liquidity position of greater than or equal to 15% and a net noncore funding dependency ratio of less than or equal to 35%.  Our net noncore funding dependency ratio of 35.16% at December 31, 2008 was a temporary policy exception due to our utilization of brokered deposits in the second half of 2008 to increase liquidity and improve our balance sheet.

In October 2008, the TLGP was established by the FDIC.  Under the TLGP, the FDIC will fully guarantee, until the end of 2009, all noninterest-bearing transaction accounts with interest rates of 0.5% or less.  The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days.  After the initial 30 day grace period, institutions were required to opt-out of the program if they did not want to participate.  We decided not to opt-out of the program and are participating in both the transaction account guarantee program and the debt guarantee portions of the TLGP.

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

As of December 31, 2008	Contractual Maturities	Expected Cash Flows	Difference
	(Dollars in Thousands)
Due in one year or less	$1,006	$46,532	$45,526
Due after one year through five years	5,687	81,034	75,347
Due after five years through ten years	37,081	24,510	(12,571)
Due after ten years	132,268	23,966	(108,302)
Total	$176,042	$176,042	$-

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits and certain borrowing arrangements.  At December 31, 2008, approximately 59.0% of our $185.8 million investment portfolio was pledged as collateral to others.

Borrowings
During the third and fourth quarters of 2007, we began to see more aggressive advertising for deposits from our competitors offering higher interest rates in our North Georgia and Florida markets.  At that time, we made the decision to not compete in those markets for higher-priced deposits and to reduce our excess liquidity in order to limit the impact on our earnings in a falling-rate environment.   In the interim, we decided to utilize brokered deposits and advances from the Federal Home Loan Bank (the “FHLB”), which then were at lower rates than those market retail deposits, to fund our balance sheet.  Then, in the third quarter of 2008, as concerns over market instability and economic weakness increased, we decided to further utilize brokered deposits to build up our liquidity and strengthen our balance sheet.  Because of these decisions, brokered deposits increased $171.0 million (excluding those retail deposits that have been placed in the CDARs reciprocal deposits program and required to be classified as brokered deposits by our banking regulators) and advances from the FHLB increased $23.4 million during 2008.

On October 5, 2006, PAB Bankshares Capital Trust II (“PAB Trust II”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”.  We formed PAB Trust II, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Trust II Debentures”) issued by us.  The interest rates on both the trust preferred securities and the Trust II Debentures are reset quarterly at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.63% (3.09% at December 31, 2008).  We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust II’s obligations under the trust preferred securities.  PAB Trust II’s sole asset is the Trust II Debentures issued by us.  The Trust II Debentures will mature on December 31, 2036, but are callable at par at our option in whole or in part anytime on or after December 31, 2011.  The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

On November 28, 2001, PAB Bankshares Capital Trust I (“PAB Trust I”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”.  We formed PAB Trust I, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures  (the “Trust I Debentures”) issued by us.  The interest rates on both the trust preferred securities and the Trust I Debentures were reset semi-annually at LIBOR plus 3.75% with a rate cap of 11.0% through December 8, 2006.  We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guaranteed, on a subordinated basis, all of PAB Trust I’s obligations under the trust preferred securities.  PAB Trust I’s sole asset were the Trust I Debentures issued by us.  The Trust I Debentures were scheduled to mature on December 8, 2031, but were callable at par at our option in whole or in part anytime on or after December 8, 2006.  We exercised our call option on the Trust I Debentures and redeemed the Trust I Debentures and the trust preferred securities on December 8, 2006.

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

At December 31, 2008, we had $1.9 million in an available secured credit line with the FHLB and an additional $60.0 million in unsecured Fed Funds lines of credit available with correspondent banks.

Contractual Obligations
Summarized below are our contractual obligations as of December 31, 2008.

		1 year	Over 1	Over 3	More than
Contractual Obligations	Total	or less	to 3 years	to 5 years	5 years
	(Dollars in Thousands)
FHLB Advances	$109,704	$19,565	$35,921	$31,686	$22,532
Operating Lease Obligations	1,747	347	654	386	360
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$121,761	$19,912	$36,575	$32,072	$33,202

Off-Balance Sheet Financing
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  These financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  We use the same credit policies in making these commitments as we do for on-balance sheet instruments.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At December 31, 2008, we had outstanding commitments to extend credit through open lines of credit of approximately $147.2 million and outstanding standby letters of credit of approximately $4.1 million.

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at December 31, 2008 was not material.

Commitments of Capital
At December 31, 2008, there were no binding commitments for material capital expenditures outstanding.

Stockholders’ Equity
We are required to comply with capital adequacy standards established by our regulatory agencies.  See the section titled “Capital Adequacy” under the caption “Supervision and Regulation” in Item 1 of this Report for more information on the regulatory capital adequacy standards.

The following table summarizes our consolidated regulatory capital ratios at December 31, 2008, 2007 and 2006.

				Minimum
				Regulatory
	2008	2007	2006	Requirement
Total Capital to Risk Weighted Assets	10.3%	11.3%	12.3%	8.0%
Tier 1 Capital to Risk Weighted Assets	9.0%	10.0%	11.1%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	7.0%	8.5%	9.1%	4.0%

Stockholders’ equity represented 6.8% of total assets at December 31, 2008, a decrease compared to 8.2% at December 31, 2007.  Total stockholders’ equity has decreased $6.1 million, or 6.2%, since December 31, 2007.  This decrease is primarily the net result of our net loss of $5.9 million, $2.2 million paid in cash dividends and the repurchase and cancellation of  $1.2 million of common stock under our stock repurchase plan, offset by a $2.8 million increase in accumulated other comprehensive gains.  We did not declare a dividend in the third or fourth quarters of 2008, compared to a $0.142 per common share cash dividend declared in each of the third and fourth quarters of 2007.  However, we paid a $0.142 per common share cash dividend for the first quarter of 2008 and a $0.093 per common share cash dividend for the second quarter of 2008, compared to a $0.142 per common share cash dividend paid for each of the first and second quarters of 2007.  We also declared a 2% stock dividend in the second quarter of 2008.  In setting our dividend on a quarterly basis, we evaluate our capital adequacy and the quality of our earnings, and we estimate our capital requirements and our earnings outlook for the next year. Based on these evaluations, we suspended our quarterly dividend in the third quarter of 2008 until our outlook improves.

RESULTS OF OPERATIONS

We reported a net loss of $5.9 million, or $0.63 loss per diluted share, for the year ended December 31, 2008, compared to net income of $10.8 million, or $1.11 per diluted share, during the same period in 2007.  The $16.7 million decrease in net income is the net result of a $7.7 million decrease in net interest income, a $15.7 million increase in the provision for loan losses, a $1.6 million decrease in other income and a $994,000 million increase in other expenses, offset by a $9.2 million decrease in income tax expense.  During 2008, we reported a $3.6 million decrease in net interest income caused by nonperforming loans, a $1.3 million net loss realized on other real estate owned and $2.0 million in one time charges to exit the Jacksonville, Florida and Snellville, Georgia markets.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2008 were -0.48% and -6.10%, respectively, compared to a 0.93% ROA and a 11.00% ROE for 2007.

The reasons for these changes are discussed in more detail below.

Net Interest Income

The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  Our net interest income for 2008, on a tax equivalent basis, decreased by $7.69 million, or 17.8%, over 2007.  Interest income (on a tax equivalent basis) decreased $13.68 million, or 16.0%, and interest expense decreased by $5.99 million, or 14.2%, during 2008.  The decrease in interest income is the result of a 163 basis point decline in the average yield on our earning assets during the year, from 7.78% in 2007 to 6.15% in 2008, offset by a $68.8 million increase in the average balance of those earning assets.  The decrease in interest expense is the result of a 90 basis point decline in the average rate paid on our interest-bearing liabilities, from 4.39% in 2007 to 3.49% in 2008, offset by a $76.8 million increase in the average balance of those interest-bearing liabilities.

Our net interest income for 2007, on a tax equivalent basis, decreased by $1.39 million, or 3.2%, over 2006.  Interest income (on a tax equivalent basis) increased $7.27 million, or 9.3%, and interest expense increased by $8.65 million, or 25.8%, during 2007.  The growth in interest income was the result of a $91.9 million increase in the average balance of our earning assets and a one basis point improvement in the average yield on those earning assets during the year, from 7.77% in 2006 to 7.78% in 2007.  The increase in interest expense was the result of a $93.6 million increase in the average balance of our interest-bearing liabilities and a 52 basis point rise in the average rate paid on those interest-bearing liabilities from 3.87% in 2006 to 4.39% in 2007.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin decreased from 3.93% in 2007 to 3.04% in 2008, an 89 basis point decline.  The reduction in short-term interest rates during the fourth quarter of 2007 and first quarter of 2008 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  The reduction of interest income due to our nonperforming assets also negatively impacted the net interest margin by 31 basis points during 2008, which was significantly higher than the seven basis point impact in 2007.  We do not expect to materially improve our net interest margin in 2009, as compared to 2008 levels,  considering the increase in our nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

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

For the year ended December 31, 2008, we recorded $18.05 million as a provision for loan losses, compared to the $2.4 million provision for loan losses we recorded in 2007.  The increase is due to the significant increase in the level of nonperforming loans at December 31, 2008.  We recorded $12.1 million in loan charge-offs against the allowance for loan losses in 2008, a significant increase compared to $868,000 in charge-offs in 2007.  However, we recovered $545,000 in previously charged-off loans during 2008, bringing our net charge-offs to $11.6 million, or 1.21% of average loans, for the year.

Noninterest Income

The following table summarizes noninterest income during the last three years.

For the Year Ended December 31,	2008		2007		2006
		Percentage		Percentage
		Change		Change
	Amount	2008 vs. 2007	Amount	2007 vs. 2006	Amount
	(Dollars In Thousands)
Service charges on deposit accounts	$3,683	1.8%	$3,617	-6.7%	$3,875
Mortgage origination fees	709	75.1%	405	-18.8%	499
Brokerage commissions and fees	17	30.8%	13	30.0%	10
ATM / debit card fee income	737	14.6%	643	14.6%	561
Other commissions and fees	207	-6.3%	221	-10.2%	246
Securities transactions, net	225	-28.1%	313	-157.7%	(542)
Earnings of bank-owned life insurance	421	3.7%	406	3.0%	394
Gain (loss) on disposal / write-down of assets	(1,853)	-2387.7%	81	252.2%	23
Other noninterest income	257	-12.0%	292	-7.0%	314
Total Noninterest Income	$4,403	-26.5%	$5,991	11.4%	$5,380

Excluding gains and losses on securities transactions and the disposal of other assets, our noninterest income increased 7.8% in 2008.  As a percentage of average assets, noninterest income, excluding securities transactions and other non-recurring gains and losses, has been 0.49%, 0.49% and 0.55% for each of the last three years ended December 31, 2008, 2007 and 2006, respectively.

Service charges on deposit accounts increased during 2008 due to an increase in volume of insufficient funds fees (“NSF”) and overdraft fees.  We tightened our policy on waiving these fees for customers, which has resulted in a lower percentage of waived overdraft and NSF fees.  Our basic service charge fee income on deposit accounts remained stable from 2007.

Mortgage origination fees were lower in 2006 and 2007 due to a decrease in refinancing activity because of the interest rate environment and due to turnover in mortgage originators during 2006 and 2007.  However, additional mortgage originators were hired near the end of 2007, causing mortgage origination fees to increase during 2008.

Fee income from ATM and debit cards increased in 2007 and 2008 as the volume of point-of-sale transactions continued to increase from previous years.  We also placed three additional ATMs in service during the fourth quarter of 2006.  However, we are offering a no-fee ATM deposit product in select markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

We incurred net gains of $225,000 and $313,000 on security transactions during 2008 and 2007, respectively, compared to a $542,000 net loss in 2006.  During the first quarter of 2006, we sold $12.0 million in lower-yielding, cash flow bonds and replaced them with higher-yielding, call protected bonds to protect us in a declining interest rate environment.  During the third quarter of 2006, we sold a $5.0 million 4.0% Agency bond and replaced it with a 6.0% Agency bond.  We incurred a net loss of $707,000 on these large securities transactions that we recovered in the form of an increase in interest income over the following years.  These losses were partially offset by a $167,000 gain on sale of equity securities during the fourth quarter of 2006.

During 2008, we recorded a net loss on the sale and write-down of foreclosed assets of $1.3 million, compared to a net gain of $94,000 and $23,000 in 2007 and 2006, respectively.  We recorded a write-down of leasehold improvements, equipment and land of $609,000 related to the closing of our Jacksonville, Florida and Snellville, Georgia branches in 2008, compared to a write-down of obsolete equipment of $13,000 in 2007.

Noninterest Expense

The following table summarizes noninterest expense during the last three years.

For the Year Ended December 31,	2008		2007		2006
		Percentage		Percentage
		Change		Change
	Amount	2008 vs. 2007	Amount	2007 vs. 2006	Amount
	(Dollars In Thousands)
Salaries and wages	$15,940	-3.0%	$16,431	6.7%	$15,396
Deferred loan cost	(1,635)	-17.0%	(1,969)	11.0%	(1,774)
Employee benefits	3,806	-7.6%	4,119	-6.3%	4,396
Net occupancy expense of premises	3,290	38.6%	2,374	18.4%	2,005
Furniture and equipment expense	2,023	-11.2%	2,279	3.4%	2,203
Advertising and business development	582	-7.0%	626	9.2%	573
Supplies and printing	390	-15.8%	463	-6.7%	496
Telephone and internet charges	777	22.4%	635	34.8%	471
Postage and courier	573	-11.2%	645	13.4%	569
Legal and accounting fees	463	-17.2%	559	25.1%	447
Consulting fees	57	-72.7%	209	-31.9%	307
Director fees and expenses	625	57.0%	398	-8.5%	435
Service charges and fees	595	-4.3%	622	23.4%	504
Foreclosure and repossession expenses	956	380.4%	199	165.3%	75
Other noninterest expense	2,142	7.1%	2,000	-3.1%	2,064
Total Noninterest Expense	$30,584	3.4%	$29,590	5.1%	$28,167

Noninterest expense increased 3.4% in 2008, from $29.6 million in 2007 to $30.6 million in 2008.  As a percentage of average assets, noninterest expense was 2.47%, 2.54% and 2.64% in 2008, 2007 and 2006, respectively.  Our overhead efficiency ratio, a measure of noninterest expense as a percentage of net interest income plus other noninterest income, increased from 60.74% in 2007 to 70.01% in 2008.

The 3.0% decrease in salaries and wages in 2008 is the result of a reduction of annual bonuses and incentives accrued in 2008, partially off-set by an additional $659,000 of severance expense recorded in the fourth quarter of 2008 related to the closing of our Jacksonville, Florida and Snellville, Georgia branches and the elimination of two Executive Vice President positions.  Deferred loan cost, which is a credit against salaries and wages, decreased 17.0% from 2007 due to a decrease in loan volume during 2008.  Employee benefits decreased due to the elimination of the profit sharing contribution accrual in 2008.

The increase in occupancy expense is due to a $751,000 one-time lease charge we incurred in the fourth quarter of 2008 related to the branch closures in Jacksonville, Florida and Snellville, Georgia.  Furniture and equipment expense decreased due to a reduction in depreciation expense on several large pieces of operations equipment that became fully depreciated during the third quarter of 2007.

Advertising and business development, along with supplies and printing and postage and courier charges, decreased during 2008 due to cost-saving awareness and efforts among our locations to reduce noninterest expenses.  The increase in telephone and internet charges is due to the addition of redundant lines for capacity and disaster recovery and rate increases from our service providers beginning in January 2008.

Director fees and expenses increased 57.0% during 2008 due to an increase (for the first time in three years) in the fee structure of quarterly retainers, meeting fees and committee fees paid to our directors and an increase in the number of committee meetings held in 2008.  We also incurred additional expenses for a director strategic planning session held in Atlanta in March 2008.

Foreclosure and repossession expenses increased significantly from 2007 to 2008 due to the increased level of foreclosed assets owned by the Company.  These increased expenses include property taxes, repairs and maintenance, insurance and legal and collection expenses.

Income Taxes

The provision for income tax expense (benefit) as a percentage of pre-tax income (loss) was (37.6%), 34.5% and 35.3% for 2008, 2007 and 2006, respectively.  We have invested in several affordable housing projects to receive State of Georgia low income housing tax credits to help reduce our state income tax expense.  There is also a difference between the effective rate and the statutory federal rate of 35% due to income earned on tax-exempt municipalities, earnings on the cash value of our bank-owned life insurance and state income taxes.  During 2006, we incurred additional Georgia income tax expense as a result of filing unconsolidated 2005 tax returns with our banking subsidiary, The Park Avenue Bank.

Fourth Quarter Results

For the fourth quarter of 2008, we recorded a net loss of $5.8 million, or $0.60 per diluted share, compared to net income of $1.6 million, or $0.17 per share, posted in the fourth quarter of 2007.  In the fourth quarter of 2008, we provided $8.5 million to the allowance for loan losses, compared to the $1.8 million provision expense we recorded in the fourth quarter of 2007.  During the fourth quarter of 2008, we also recorded $2.0 million in one-time charges to exit the Jacksonville, Florida and Snellville, Georgia markets.  Our net interest margin for the fourth quarter of 2008 was 2.40% compared to 3.61% in 2007.  The average yield on earning assets decreased 203 basis points to 5.45% in the fourth quarter of 2008 from 7.48% in 2007.  The average rate paid on interest-bearing liabilities decreased 98 basis points, from 4.36% in 2007 to 3.38% in the fourth quarter of 2008.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had a material impact on PAB’s earnings or financial position as of or for the year ended December 31, 2008.  For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At December 31, 2008, our one-year management-adjusted gap ratio of 0.98 was within our policy guidelines.  Although we are now showing a slightly liability-sensitive balance sheet gap position (<1.00) in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.55 at year-end.

We have reduced the level of asset-sensitivity on the Company’s balance sheet in recent years in an effort to better mitigate our interest rate risk in a declining interest rate environment.  We have accomplished this by conscientiously lengthening the duration of our earning assets, shortening the duration of our deposits and other borrowings and utilizing off-balance sheet derivative instruments to further hedge against interest rate risk in a declining rate environment.

The table below shows our contractual maturity gap at December 31, 2008.  A positive maturity gap (a gap ratio > 1.00) occurs when more assets are maturing than liabilities for any given time period, and generally equates to a lower liquidity risk.  A negative maturity gap (a gap ratio < 1.00) for any given time period results in a higher liquidity risk and could indicate potential liquidity problems exist.

Cumulative Maturity Gap Analysis
	3-Month	6-Month	1-Year	3-Year	Total
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$241,252	$365,619	$558,039	$818,280	$1,350,103
Rate Sensitive Liabilities (RSL)	145,458	274,687	522,317	799,802	1,350,103
RSA minus RSL (Gap)	$95,794	$90,932	$35,722	$18,478	$-

Maturity Gap Ratio (RSA/RSL)	1.66	1.33	1.07	1.02	1.00

The table below has two measures of our repricing gap: regulatory and management-adjusted.  The regulatory gap considers only contractual maturities or repricings.  The management-adjusted gap includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change.  The management-adjusted gap indicates we are highly asset sensitive in relation to changes in market interest rates in the short-term.  Being asset sensitive (a gap ratio > 1.00) would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year	3-Year	Total
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$681,014	$726,508	$809,576	$999,901	$1,350,103
Rate Sensitive Liabilities (RSL)	435,235	564,464	808,152	1,082,164	1,350,103
RSA minus RSL (Gap)	$245,779	$162,044	$1,424	$(82,263)	$-

Repricing Gap Ratio (RSA/RSL)	1.56	1.29	1.00	0.92	1.00

Management-Adjusted
Rate Sensitive Assets (RSA)	$684,983	$733,040	$818,965	$1,015,281	$1,350,103
Rate Sensitive Liabilities (RSL)	442,882	579,099	834,999	1,140,726	1,350,103
RSA minus RSL (Gap)	$242,101	$153,941	$(16,034)	$(125,445)	$-

Repricing Gap Ratio (RSA/RSL)	1.55	1.27	0.98	0.89	1.00

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 20% using this analysis.  As of December 31, 2008, the simulation model projected net interest income would increase 10.9% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income would decrease 1.09% over the next year if market rates immediately fell by 25 basis points.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	19.03%	31.63%
+200 bps	16.74%	21.08%
+100 bps	9.84%	10.88%
-25 bps	-1.09%	-1.09%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Summary for 2008 and 2007
(The sum of the quarterly results presented may not agree with the results for the full year due to rounding.)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2008:
Interest income	$19,030	$17,460	$17,680	$16,814
Interest expense	9,685	8,598	8,460	9,476
Net interest income	9,345	8,862	9,220	7,338
Provision for loan losses	1,200	1,050	7,300	8,500
Net interest income after provision for loan losses	8,145	7,812	1,920	(1,162)
Other income	1,643	1,572	1,081	107
Other expenses	7,829	7,191	7,510	8,053
Income before income taxes	1,959	2,193	(4,509)	(9,108)
Income tax	662	730	(1,649)	(3,297)
Net income	$1,297	$1,463	$(2,860)	$(5,811)

Basic earnings per share	$0.14	$0.16	$(0.31)	$(0.62)
Diluted earnings per share	$0.14	$0.15	$(0.32)	$(0.60)

Year ended December 31, 2007:
Interest income	$20,451	$21,345	$21,866	$21,013
Interest expense	9,783	10,386	11,084	10,956
Net interest income	10,668	10,959	10,782	10,057
Provision for loan losses	-	200	400	1,800
Net interest income after provision for loan losses	10,668	10,759	10,382	8,257
Other income	1,478	1,359	1,471	1,682
Other expenses	7,470	7,209	7,471	7,440
Income before income taxes	4,676	4,909	4,382	2,499
Income tax	1,612	1,688	1,523	858
Net income	$3,064	$3,221	$2,859	$1,641

Basic earnings per share	$0.32	$0.34	$0.29	$0.17
Diluted earnings per share	$0.32	$0.33	$0.29	$0.17

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

The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  To make this assessment, we used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting.  A copy of the auditor’s attestation report is included in this Annual Report on Form 10-K.

PAB BANKSHARES, INC.

/s/ M. Burke Welsh, Jr	/s/ Donald J. Torbert, Jr.
M. Burke Welsh, Jr.	Donald J. Torbert, Jr.
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 9, 2009	March 9, 2009
Date	Date

Certified Public Accountants, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited PAB Bankshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PAB Bankshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PAB Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAB Bankshares, Inc. and subsidiaries, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows of PAB Bankshares, Inc., and our report dated, March 9, 2009, expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 9, 2009

Certified Public Accountants, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited the accompanying balance sheets of PAB Bankshares, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAB Bankshares and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009, expressed an unqualified opinion.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 9, 2009

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
Cash and balances due from banks	$18,104,521	$29,451,700
Interest-bearing deposits in other banks	118,244,771	393,276
Federal funds sold	1,054,719	559,444
Investment securities	185,773,315	194,794,481

Loans	956,687,391	921,348,906
Allowance for loan losses	(19,373,625)	(12,905,938)
Net loans	937,313,766	908,442,968

Premises and equipment, net	19,984,288	20,177,671
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	12,302,586	11,881,384
Foreclosed assets	25,268,901	6,360,258
Other assets	26,071,460	20,625,156

Total assets	$1,350,102,931	$1,198,670,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$91,114,337	$89,423,571
Interest-bearing demand and savings	252,122,046	354,742,862
Time	780,466,875	535,982,585
Total deposits	1,123,703,258	980,149,018

Federal funds purchased and securities sold under agreements to repurchase	8,954,253	16,175,370
Advances from the Federal Home Loan Bank of Atlanta	109,703,917	86,297,705
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other liabilities	5,830,761	8,062,877
Total liabilities	1,258,502,189	1,100,994,970

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,324,407 and 9,223,217 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	24,225,407	22,792,940
Retained earnings	62,467,000	72,822,852
Accumulated other comprehensive income	3,691,270	843,115
Total stockholders' equity	91,600,742	97,675,972

Total liabilities and stockholders' equity	$1,350,102,931	$1,198,670,942

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Interest income:
Interest and fees on loans	$61,686,147	$74,060,094	$67,353,896
Interest and dividends on investment securities:
Taxable	7,678,742	8,210,696	7,718,646
Nontaxable	1,294,165	1,214,213	922,097
Other interest income	325,028	1,190,678	1,571,446
Total interest income	70,984,082	84,675,681	77,566,085

Interest expense:
Interest on deposits	31,314,422	36,887,599	28,455,480
Interest on Federal Home Loan Bank advances	3,955,870	4,068,962	3,847,529
Interest on other borrowings	948,152	1,253,271	1,252,427
Total interest expense	36,218,444	42,209,832	33,555,436

Net interest income	34,765,638	42,465,849	44,010,649

Provision for loan losses	18,050,000	2,400,000	-
Net interest income after provision for loan losses	16,715,638	40,065,849	44,010,649

Other income:
Service charges on deposit accounts	3,682,866	3,616,552	3,874,908
Other fee income	1,671,688	1,282,167	1,315,441
Securities transactions, net	225,168	312,988	(542,253)
Gain (loss) on sale and write-down of other assets	(1,853,261)	80,851	22,616
Other noninterest income	676,369	698,709	708,928
Total other income	4,402,830	5,991,267	5,379,640

Other expenses:
Salaries and employee benefits	18,110,278	18,581,881	18,017,713
Occupancy expense of premises	3,289,742	2,373,917	2,004,599
Furniture and equipment expense	2,023,117	2,278,600	2,202,592
Other noninterest expense	7,160,931	6,355,767	5,942,224
Total other expenses	30,584,068	29,590,165	28,167,128

Income (loss) before income tax expense	(9,465,600)	16,466,951	21,223,161
Income tax expense (benefit)	(3,554,335)	5,681,236	7,487,944

Net income (loss)	$(5,911,265)	$10,785,715	$13,735,217

Earnings (loss) per common share:
Basic	$(0.63)	$1.12	$1.42
Diluted	$(0.63)	$1.11	$1.39

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008 2007 AND 2006

	2008	2007	2006

Net income (loss)	$(5,911,265)	$10,785,715	$13,735,217

Other comprehensive income :
Unrealized gain on cash flow hedge during the period, net of tax of $784,099; $281,360; and $60,703	1,550,818	506,137	129,124
Reclassification adjustment for losses on cash flow hedge included in income during the period, net of tax benefit of $5,444; $0; and $0	10,567	-	-
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax (benefit) of $734,845; $809,190; and ($123,554)	1,435,381	1,502,781	(229,456)
Reclassification adjustment for (gains) losses on securities available for sale included in net income, net of tax (benefit) of $76,557; $109,546; and ($189,789)	(148,611)	(203,442)	352,464
	2,848,155	1,805,476	252,132

Comprehensive income (loss)	$(3,063,110)	$12,591,191	$13,987,349

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Stated Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2005	9,469,017	$1,217,065	$28,126,032	$58,872,179	$(1,214,493)	87,000,783
Net income	-	-	-	13,735,217	-	13,735,217
Other comprehensive income	-	-	-	-	252,132	252,132
Cash dividends declared, $.54 per share	-	-	-	(5,131,218)	-	(5,131,218)
Stock acquired and cancelled under stock repurchase plan	(124,559)	-	(2,503,298)	-	-	(2,503,298)
Stock-based compensation	-	-	290,245	-	-	290,245
Stock options exercised	160,511	-	1,671,873	-	-	1,671,873
Balance, December 31, 2006	9,504,969	1,217,065	27,584,852	67,476,178	(962,361)	95,315,734
Net income	-	-	-	10,785,715	-	10,785,715
Other comprehensive income	-	-	-	-	1,805,476	1,805,476
Cash dividends declared, $.58 per share	-	-	-	(5,439,041)	-	(5,439,041)
Stock acquired and cancelled under stock repurchase plan	(344,492)	-	(5,894,104)	-	-	(5,894,104)
Stock-based compensation	-	-	410,851	-		410,851
Stock options exercised	62,740	-	691,341	-	-	691,341
Balance, December 31, 2007	9,223,217	1,217,065	22,792,940	72,822,852	843,115	97,675,972
Net loss	-	-	-	(5,911,265)	-	(5,911,265)
Other comprehensive income	-	-	-	-	2,848,155	2,848,155
Cash dividends declared, $.24 per share	-	-	-	(2,195,622)	-	(2,195,622)
2% stock dividend declared	183,739	-	2,248,965	(2,248,965)	-	-
Stock acquired and cancelled under stock repurchase plan	(86,065)	-	(1,162,521)	-	-	(1,162,521)
Stock-based compensation	-	-	310,043	-		310,043
Stock options exercised	3,516	-	35,980	-	-	35,980
Balance, December 31, 2008	9,324,407	$1,217,065	$24,225,407	$62,467,000	$3,691,270	$91,600,742

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,911,265)	$10,785,715	$13,735,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,713,629	1,716,530	1,668,092
Provision for loan losses	18,050,000	2,400,000	-
Provision for deferred taxes	(2,671,456)	(644,268)	303,268
Net realized (gain) loss on securities transactions	(225,168)	(312,988)	542,253
Net (gain) loss on disposal or write down of assets	1,853,261	(70,860)	(26,048)
Net loss on derivative instruments	16,011	-	-
Stock-based compensation expense	310,043	410,851	290,245
Increase in cash value of bank-owned life insurance	(421,202)	(406,420)	(394,242)
Increase (decrease) in deferred compensation accrual	(235,904)	(226,951)	223,709
Decrease in retirement and severance accruals	-	(159,799)	(232,441)
(Increase) decrease in interest receivable	1,684,196	8,761	(1,372,405)
Increase in interest payable	133,993	78,775	397,514
Increase in taxes receivable	(2,512,780)	(957,764)	(730,032)
Net change in other assets and other liabilities	(1,539,556)	(485,914)	254,635
Net cash provided by operating activities	10,243,802	12,135,668	14,659,765

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(117,851,495)	157,031	2,527,593
(Increase) decrease in federal funds sold	(495,275)	41,053,284	966,121
Purchase of debt securities	(57,790,529)	(43,392,095)	(69,673,261)
Proceeds from sales of debt securities	36,459,026	19,540,964	21,045,135
Proceeds from calls of debt securities	21,182,927	2,996,778	1,757,253
Proceeds from maturities and paydowns of debt securities	12,693,713	11,734,367	20,456,192
Purchase of equity securities	(1,664,593)	(65,858)	(887,783)
Redemption of equity securities	452,100	886,151	338,600
Net increase in loans	(70,519,785)	(108,962,052)	(74,742,227)
Purchase of premises and equipment	(2,341,941)	(1,243,446)	(5,344,196)
Proceeds from disposal of fixed assets and foreclosed assets	3,991,067	2,234,053	6,398,818
Net cash used in investing activities	(175,884,785)	(75,060,823)	(97,157,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	143,554,240	71,666,026	92,802,250
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(7,221,117)	8,526,706	1,331,529
Advances from Federal Home Loan Bank	41,000,000	47,500,000	45,000,000
Payments on advances from Federal Home Loan Bank	(17,593,788)	(51,392,997)	(44,852,896)
Dividends paid	(3,532,990)	(5,432,369)	(4,984,149)
Proceeds from the exercise of stock options	35,980	691,341	1,671,873
Proceeds from the issuance of trust preferred securities	-	-	10,000,000
Redemption of trust preferred securities	-	-	(10,000,000)
Purchase of cash flow hedge derivative instrument	(786,000)	-	(451,250)
Acquisition of stock under stock repurchase plans	(1,162,521)	(5,894,104)	(2,503,298)
Net cash provided by financing activities	154,293,804	65,664,603	88,014,059

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Net increase (decrease) in cash and balances due from banks	$(11,347,179)	$2,739,448	$5,516,069

Cash and balances due from banks at beginning of period	29,451,700	26,712,252	21,196,183

Cash and balances due from banks at end of period	$18,104,521	$29,451,700	$26,712,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$36,084,451	$42,131,057	$33,157,922
Taxes	$2,044,000	$5,770,337	$7,532,047

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized gains on securities available for sale	$1,945,058	$1,998,983	$189,243
Increase in unrealized gain on cash flow hedge	$2,350,929	$787,496	$189,827
Transfer of loans to foreclosed assets	$23,598,987	$7,417,079	$7,303,184

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PAB Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the “Bank”).  The Bank is a state-chartered member bank of the Federal Reserve System that was founded in 1956 in Valdosta, Lowndes County, Georgia.  Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.  The following is a listing of the Bank’s offices as of December 31, 2008:

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

Investment Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.  Equity securities are comprised of marketable equity securities recorded at fair value, restricted equity securities, which are the Bank’s required investments in the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta, recorded at cost, and other equity securities, which consists of an investment in the common stock of a non-publicly traded correspondent bank.  The restricted and other equity securities without readily determinable fair values are periodically evaluated for impairment.  At December 31, 2008, there were no known events that have occurred to require an impairment evaluation for these investments.

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

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the fourth quarter and determined that there was no impairment of the carrying value as of November 30, 2008.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2008, 2007 and 2006.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets. Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits. However, management does not believe that it is more-likely-than-not that all of its state net operating loss carryforwards will be realized. Accordingly, a valuation allowance has been established in the amount of $267,960 against such benefits at December 31, 2008, compared to $152,226 at December 31, 2007.

Stock Based Compensation Plans

At December 31, 2008, the Company had options outstanding under two stock-based employee compensation plans, which are described in more detail in Note 17.  Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation.  Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R.  In the “modified prospective” method, compensation cost is recognized for all stock-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with FASB No. 123R, prior period amounts were not restated.

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

Recent Accounting Standards

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  The Statement requires enhanced disclosures about an entity’s derivative and hedging activities, to include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statements 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	RESTRICTIONS ON CASH AND BALANCES DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with correspondent banks and the Federal Reserve Bank of Atlanta, based on a percentage of deposits.  The total of those reserve balances was approximately $6,992,000 and $5,607,000 at December 31, 2008 and 2007, respectively.

NOTE 3.	INVESTMENT SECURITIES

A summary of the amortized cost and approximate fair value of investment securities, with gross unrealized gains and losses, follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. Government sponsored agencies	$34,425,092	$878,996	$(947)	$35,303,141
State and municipal securities	31,591,669	151,276	(1,381,782)	30,361,163
Mortgage-backed securities	100,306,541	3,196,157	(89,246)	103,413,452
Corporate debt securities	7,456,382	69,975	(561,857)	6,964,500
Equity securities	9,728,798	2,261	-	9,731,059
	$183,508,482	$4,298,665	$(2,033,832)	$185,773,315

December 31, 2007
U.S. Government sponsored agencies	$69,787,616	$512,362	$(64,692)	$70,235,286
State and municipal securities	32,480,766	204,241	(352,938)	32,332,069
Mortgage-backed securities	77,152,178	379,068	(330,401)	77,200,845
Corporate debt securities	6,537,841	10,655	(41,123)	6,507,373
Equity securities	8,516,305	2,603	-	8,518,908
	$194,474,706	$1,108,929	$(789,154)	$194,794,481

The amortized cost and fair value of investment securities as of December 31, 2008, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Equity securities have a perpetual life and no stated maturity; therefore, these securities and the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$1,001,600	$1,005,905
Due from one to five years	5,715,307	5,686,195
Due from five to ten years	26,652,931	26,939,470
Due after ten years	40,103,305	38,997,234
Mortgage-backed securities	100,306,541	103,413,452
Equity securities	9,728,798	9,731,059
	$183,508,482	$185,773,315

Securities with a carrying value of $109,607,145 and $103,509,033 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	INVESTMENT SECURITIES (Continued)

Gains and losses on sales and calls of investment securities for the years ended December 31, 2008, 2007 and 2006 consist of the following:

	2008	2007	2006
Gross gains on securities transactions	$338,853	$434,217	$167,187
Gross losses on securities transactions	(113,685)	(121,229)	(709,440)
Net realized gain (loss) on securities transactions	$225,168	$312,988	$(542,253)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category, at December 31, 2008 and 2007.  At December 31, 2008 there are two mortgage-backed securities issued by U.S. Government sponsored agencies, two municipal securities and one corporate debt security in the investment portfolio that have been in a continuous unrealized loss position for twelve months or longer.  As management has the intent and ability to hold the securities until maturity, or the foreseeable future, and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, none of the declines in value are deemed to be other than temporary.

	Less than Twelve Months		Twelve Months or Longer
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$3,019,053	$947	$-	$-
State and municipal securities	18,905,887	1,298,823	875,407	82,959
Mortgage-backed securities	2,176,031	8,209	1,606,997	81,037
Corporate debt securities	2,491,548	534,776	470,462	27,081
Equity securities	-	-	-	-
Total temporarily impaired securities	$26,592,519	$1,842,755	$2,952,866	$191,077

December 31, 2007
U.S. Government sponsored agencies	$11,293,466	$23,169	$11,444,150	$41,523
State and municipal securities	7,933,083	53,094	10,007,484	299,844
Mortgage-backed securities	10,618,640	7,273	26,792,785	323,128
Corporate debt securities	968,300	31,606	526,950	9,517
Equity securities	-	-	-	-
Total temporarily impaired securities	$30,813,489	$115,142	$48,771,369	$674,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31, 2008 and 2007 follows.

	2008	2007
Commercial and financial	$87,529,469	$78,729,774
Agricultural	48,646,715	41,860,681
Real estate – construction	315,786,248	352,731,985
Real estate – commercial	276,644,846	248,271,663
Real estate – residential	196,306,153	174,157,534
Installment loans to individuals and others	31,616,134	25,825,467
Overdrafts	467,958	186,155
	956,997,523	921,763,259
Deferred loan fees and unearned interest, net	(310,132)	(414,353)
	956,687,391	921,348,906
Allowance for loan losses	(19,373,625)	(12,905,938)
	$937,313,766	$908,442,968

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 follows.

	2008	2007	2006
Balance, beginning of year	$12,905,938	$11,006,097	$11,079,193
Provision charged to operations	18,050,000	2,400,000	-
Loans charged-off	(12,127,445)	(868,201)	(821,214)
Recoveries	545,132	368,042	748,118
Balance, end of year	$19,373,625	$12,905,938	$11,006,097

A summary of information pertaining to impaired loans as of December 31, 2008 and 2007 follows.

	2008	2007
Loans accounted for on a nonaccrual basis	$54,902,747	$11,404,832
Troubled debt restructurings not included above	311,051	-
Loans past due 90 days or more and still accruing	206,442	37,378
Total impaired loans	$55,420,240	$11,442,210
Valuation allowance related to impaired loans	$4,075,879	$1,965,439

Additional information on impaired loans for the years ended December 31, 2008, 2007 and 2006 follows.

	2008	2007	2006
Average recorded investment in impaired loans	$38,784,878	$4,883,934	$4,081,837
Approximate amount of interest income that would have been recorded if the impaired loans had remained current and on an accrual status	$3,592,700	$753,000	$261,600
Interest income recognized on a cash basis on impaired loans	$64,785	$33,658	$52,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2008 follows.

Balance, beginning of year	$30,245,159
Advances	22,440,814
Repayments	(14,740,056)
Transactions due to changes in related parties	2,858
Balance, end of year	$37,948,775

NOTE 5.        PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2008 and 2007 follows.

	2008	2007
Land	$6,201,540	$6,201,540
Buildings and improvements	18,075,242	18,489,560
Furniture, fixtures and equipment	10,656,603	9,935,865
	34,933,385	34,626,965
Less accumulated depreciation	(14,949,097)	(14,449,294)
	$19,984,288	$20,177,671

Depreciation expense amounted to $1,419,799, $1,701,263 and $1,615,825, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company leases office space at seven locations.  Two locations are leased on a month-to-month basis.  The other locations are under agreements with minimum contractual obligations as of December 31, 2008 follows.

Year	Amount
2009	347,297
2010	334,917
2011	319,094
2012	194,222
2013	191,987
Later	359,619
$1,747,136

The Company also has commitments on various short-term operating leases for equipment.  Total lease expense amounted to $756,038, $611,836 and $401,090 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.        DEPOSITS

A summary of interest-bearing deposits as of December 31, 2008 and 2007 follows.

	2008	2007
Interest-bearing demand	$219,167,480	$319,512,641
Savings	32,954,566	35,230,221
Time, $100,000 and over	361,431,146	223,260,805
Other time	419,035,729	312,721,780
	$1,032,588,921	$890,725,447

The Company had $206,603,000 and $35,599,000 in brokered deposits included in time deposits $100,000 and over as of December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company had $13,653,243 and $33,037,038 of retail deposits placed in the CDARs program included in the time deposits $100,000 and over and other time, respectively.  The Company did not have any retail deposits placed in the CDARs program at December 31, 2007.

Interest expense on deposits for the years ended December 31, 2008, 2007 and 2006 follows.

	2008	2007	2006
Interest-bearing demand	$5,238,099	$11,049,142	$8,221,174
Savings	203,947	563,840	525,973
Time, $100,000 and over	11,857,118	10,064,962	8,111,150
Other time	14,015,258	15,209,655	11,597,183
	$31,314,422	$36,887,599	$28,455,480

The scheduled maturities of time deposits at December 31, 2008 follow.

Year	Amount
2009	$490,519,238
2010	186,979,366
2011	57,427,549
2012	30,411,550
2013	15,118,787
Later	10,385
$780,466,875

NOTE 7.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  The Company has $60,000,000 in unsecured Federal funds lines of credit with correspondent banks.  The Company did not have any Federal funds purchased under these lines of credit at December 31, 2008.  The Company had $4,401,500 in Federal funds purchased under these lines of credit at December 31, 2007.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to 90 days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a weekly basis.  Securities sold under repurchase agreements at December 31, 2008 and 2007 were $8,954,253 and $11,773,870, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.         ADVANCES FROM THE FEDERAL HOME LOAN BANK

Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) as of December 31, 2008 and 2007.

	2008	2007
Adjustable rate advances due at various dates through September 30, 2009 with a weighted-average rate of 2.02% at December 31, 2008	$3,941,580	$10,941,580
Fixed rate advances due at various dates through February 26, 2024 with a weighted-average rate of 3.88% at December 31, 2008	39,762,337	14,356,125
Convertible advances due at various dates through May 19, 2015 with a weighted-average rate of 4.14% at December 31, 2008	66,000,000	61,000,000
	$109,703,917	$86,297,705

The Bank has provided a blanket lien on its portfolio of  qualifying residential and commercial real estate mortgage loans and has pledged an additional $31,359,934 in investment securities as collateral on the advances from the FHLB.

Contractual maturities of the advances from the FHLB at December 31, 2008 follow.  Actual maturities may differ from contractual maturities because of the conversion option of the convertible advances.

Year	Amount
2009	19,564,416
2010	20,657,456
2011	15,263,803
2012	25,481,174
2013	6,204,983
Later	22,532,085
$109,703,917

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.        GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

On October 5, 2006, PAB Bankshares Capital Trust II (“PAB Trust II”) issued $10 million of Floating Rate Capital Securities (“trust preferred securities”).  The Company formed PAB Trust II, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company.  The interest rates on both the trust preferred securities and the Debentures are reset quarterly at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.63% (currently 3.09%).  The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust II’s obligations under the trust preferred securities.  PAB Trust II’s sole asset is the Debentures issued by the Company.  The Debentures will mature on December 31, 2036, but are callable at par by the Company in whole or in part anytime after December 31, 2011.  The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

On November 28, 2001, PAB Bankshares Capital Trust I (“PAB Trust I”) issued $10 million of Floating Rate Capital Securities (“trust preferred securities”).  The Company formed PAB Trust I, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Trust I Debentures”) issued by the Company.  The interest rates on both the trust preferred securities and the Trust I Debentures were reset semi-annually at LIBOR plus 3.75% with a rate cap of 11.0% through December 8, 2006.  The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guaranteed, on a subordinated basis, all of PAB Trust I’s obligations under the trust preferred securities.  PAB Trust I’s sole asset was the Trust I Debentures issued by the Company.  The Trust I Debentures were scheduled to mature on December 8, 2031, but were callable at par by the Company in whole or in part anytime after December 8, 2006.  The Company exercised its call option on the Trust I Debentures and redeemed the Trust I Debentures and the trust preferred securities on December 8, 2006.

As discussed in Note 1, the Company adopted FASB Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities, during the first quarter of 2004.  This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation.  The Company determined that the revised provisions required deconsolidation of PAB Trust I and II.  The Company recorded $310,000 in other assets in the consolidated balance sheet at December 31, 2008 and 2007, respectively, for common capital securities issued by the issuer trusts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.      INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 follow.

	2008	2007	2006
Current	$(882,879)	$6,325,504	$7,184,676
Deferred	(2,671,456)	(644,268)	303,268
	$(3,554,335)	$5,681,236	$7,487,944

The Company's income tax expense (benefit) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences for the years ended December 31, 2008, 2007 and 2006 follows.

	2008	2007	2006
Tax (benefit) at statutory rate	$(3,218,304)	$5,763,433	$7,428,106
Increase (decrease) resulting from:
State income tax, net of federal tax benefit	192	96,846	352,316
Amortization of investment tax credits	-	288,600	167,422
Tax exempt income, net	(400,398)	(370,499)	(290,545)
Increase in cash value of bank-owned life insurance policies	(143,230)	(142,247)	(137,985)
Deferred tax adjustment	-	-	(3)
Stock based compensation	66,109	35,493	(47,686)
Other items, net	141,296	9,610	16,319
Income tax expense (benefit)	$(3,554,335)	$5,681,236	$7,487,944

The components of deferred income taxes at December 31, 2008 and 2007 follow.

	2008	2007
Deferred tax assets and (liabilities):
Accrued severance payable	$36,425	$-
Allowance for loan losses	6,587,033	4,517,078
Deferred compensation	609,929	710,434
Deferred loan origination cost	(505,136)	(520,786)
Deferred loan origination fees	599,691	665,893
Impaired loan interest	454,508	231,431
Other real estate owned	262,062	-
Accrued lease payable	255,239	-
Excess charitable contributions	29,558	-
Other assets	9,657	21,179
Premises and equipment	(602,306)	(525,574)
Nonqualified stock options	111,288	76,837
Unrealized gain on cash flow hedge derivative instrument	(1,131,607)	(342,063)
Unrealized gain on securities available for sale	(770,210)	(111,921)
Net deferred tax assets	$5,946,131	$4,722,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.      INCOME TAXES (Continued)

The Company has invested in affordable housing projects to receive State of Georgia low income housing tax credits to help reduce state income tax expense.  The investment in these projects totaled $2,302,919 and $2,632,556 at December 31, 2008 and 2007, respectively.  The projected availability of the unused credits follows:

Year of projected availability:	Amount

2009	$797,521
2010	797,521
2011	797,521
2012	797,521
2013	797,521
Later	1,592,947
Total	$5,580,552

NOTE 11.      EMPLOYEE BENEFIT PLANS

The Company provides an employee 401(k) plan for qualified employees.  The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation.  The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors.  The Company did not accrue a discretionary profit sharing contribution for 2008.  Approximately 3.0% and 3.5% of the participants’ eligible compensation was accrued as the discretionary profit sharing contributions for 2007 and 2006, respectively.  The employer contributions are on a five-year vesting schedule.  All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed one month of employment to become eligible, with employer contributions beginning after six months of employment.  Aggregate expense under the plan charged to salaries and employee benefits expense during 2008, 2007 and 2006 amounted to $440,288, $862,419 and $705,675, respectively.

NOTE 12.      DEFERRED COMPENSATION AND RETIREMENT PLANS

Under separate deferred compensation agreements executed in prior years with certain officers, deferred compensation is to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer.  Annual accruals were made based on actuarial assumptions for the present value of the future obligations.  In 2001, the Board of Directors elected to terminate these plans.  At that time, the Company recorded an expense and an accrual of approximately $898,000 for the net present value of the liability covering two executive officers that were retiring at the end of 2001.  The total accrued liability for these deferred compensation plans was $1,793,908 and $2,029,812 at December 31, 2008 and 2007, respectively.  On an annual basis, the Company re-evaluates the net present value of these future obligations and records an additional expense (benefit) to account for the accrual.  Changes in interest rates affect the computation of net present value of these obligations.  The expense (benefit) for these deferred compensation plans charged to salaries and employee benefits expense were ($70,817), $99,457 and $388,796 during 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.      OTHER INCOME AND EXPENSES

Other fee income for the years ended December 31, 2008, 2007 and 2006 follows.

	2008	2007	2006
Mortgage origination fees	$709,489	$404,749	$498,727
Brokerage commissions and fees	17,199	13,487	9,831
ATM and debit card fee income	737,368	642,685	560,906
Insurance premiums	28,405	29,215	38,793
Other fee income	179,227	192,031	207,184
Total other fee income	$1,671,688	$1,282,167	$1,315,441

Other noninterest income for the years ended December 31, 2008, 2007 and 2006 follows.

	2008	2007	2006
Earnings on bank-owned life insurance	$421,264	$406,419	$394,242
Check order revenue	200,538	217,778	230,606
Other noninterest income	54,567	74,512	84,080
Total other noninterest income	$676,369	$698,709	$708,928

Other noninterest expense for the years ended December 31, 2008, 2007 and 2006 follows.

	2008	2007	2006
Advertising and business development	$581,694	$625,765	$573,368
Supplies and printing	390,273	463,113	495,840
Telephone and internet charges	777,049	634,445	471,124
Postage and courier	572,640	644,774	569,309
Legal and accounting fees	463,040	559,417	446,842
Director fees and expenses	625,236	398,078	434,797
Service charges and fees	594,930	621,923	504,045
Foreclosure and repossession expenses	956,405	199,447	74,704
Other noninterest expenses	2,199,664	2,208,805	2,372,195
Total other noninterest expense	$7,160,931	$6,355,767	$5,942,224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.      EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006 follows.

	2008	2007	2006
Basic earnings (loss) per share:
Net income (loss)	$(5,911,265)	$10,785,715	$13,735,217

Weighted average common shares outstanding	9,335,376	9,602,535	9,683,173

Earnings (loss) per common share	$(0.63)	$1.12	$1.42

Diluted earnings (loss) per share:
Net income (loss)	$(5,911,265)	$10,785,715	$13,735,217

Weighted average common shares outstanding	9,335,376	9,602,535	9,683,173
Effect of dilutive stock options	-	141,528	207,555
Weighted average diluted common shares outstanding	9,335,376	9,744,063	9,890,728

Earnings (loss) per common share	$(0.63)	$1.11	$1.39

For the years ended December 31, 2008, 2007 and 2006, options to purchase 621,961, 184,404 and 61,094, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 15.       EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On July 1, 2002, the Board of Directors established an Employee and Director Stock Purchase Program to enable the Company and its participating subsidiaries to provide to their respective employees and directors a convenient means of purchasing for long term investment, and not for short term speculative gain, common stock of the Company and thereby promote interest in the Company’s continuing success, growth and development.  The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company’s stock with the Company matching 50% of the participant’s purchase.  In order to be eligible, an employee must be full-time and have worked a full month.   During the years ended December 31, 2008, 2007 and 2006, the Company recorded $134,671, $144,329 and $138,458, respectively, of expense associated with this program.  The number of shares in the program at December 31, 2008 and 2007 was 134,810 and 100,515, respectively.

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

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At December 31, 2008, there were 62,832 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.  On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Stock Option Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments.  This amendment was subsequently approved at the Company’s annual meeting of shareholders on May 23, 2006.  At December 31, 2008, there were 636,977 stock options available for grant and there were 636,386 options outstanding that were granted under the 1999 Stock Option Plan.

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

At December 31, 2008, there was approximately $734,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.      STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A summary of the status of the two fixed plans at December 31, 2008, 2007 and 2006 and changes during the years ended on those dates follows.

	2008		2007		2006
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	708,641	$14.20	672,474	$13.58	717,669	$11.68
Granted	61,381	11.55	110,670	16.17	123,930	20.14
Exercised	(3,586)	10.03	(63,997)	10.80	(163,719)	10.21
Forfeited	(56,304)	15.91	(10,506)	16.22	(5,406)	13.32
Expired	(10,914)	15.37	-	-	-	-
Under option, end of year	699,218	$13.83	708,641	$14.20	672,474	$13.58

Exercisable at end of year	482,491	$12.95	436,097	$12.51	411,558	$11.84

Weighted-average fair value per option of options granted during year		$2.46		$4.55		$6.19
Total grant-date fair value of options vested during the year		$300,000		$433,000		$321,000
Total intrinsic value of options exercised during the year		$8,500		$468,000		$1,520,000

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year ended December 31, 2008	Year ended December 31, 2007
Stock options vested and expected to vest:
Number	673,120	665,069
Weighted average exercise price	$13.76	$14.03
Aggregate intrinsic value	$-	$645,000
Weighted average contractual term of options	4.69 years	5.52 years

Stock options vested and currently exercisable:
Number	482,491	436,097
Weighted average exercise price	$12.95	$12.51
Aggregate intrinsic value	$-	$631,000
Weighted average contractual term of options	3.36 years	4.04 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.      STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A further summary of the options outstanding at December 31, 2008 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
$6.01 - 7.94	72,666	3.95	$7.58	69,666	$7.65
8.25 - 9.81	70,518	3.37	9.27	61,097	9.38
10.00 - 10.50	71,026	2.71	10.39	71,026	10.39
10.59 - 13.05	94,350	4.47	12.44	62,832	12.51
13.40 - 13.48	74,817	8.45	13.45	15,147	13.47
13.67 - 15.24	75,990	5.92	14.10	49,266	14.19
15.93 - 15.93	73,440	0.80	15.93	73,440	15.93
16.66 - 20.90	84,914	5.50	18.78	48,194	18.22
20.93 - 20.93	70,277	7.69	20.93	29,579	20.93
21.27 - 21.77	11,220	8.05	21.59	2,244	21.59
	699,218	4.83	$13.83	482,491	$12.95

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

	2008	2007	2006

Risk-free interest rate	2.77% - 4.03%	4.39% - 4.68%	4.39% - 4.86%
Expected life of the options	7 - 10 years	7 - 10 years	7 - 10 years
Expected dividends (as a percent of the fair value of the stock)	0.00% - 4.66%	2.63% - 3.50%	2.73% - 2.82%
Weighted average expected dividends (as a percent of the fair value of the stock)	4.12%	3.20%	2.80%
Expected volatility	25.83% - 32.53%	26.62% - 31.62%	30.73% - 32.19%
Weighted-average expected volatility	28.96%	28.23%	31.00%

NOTE 18.       STOCK REPURCHASE PLAN

In May 2007, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period.  In December 2007, the Company’s Board of Directors approved an additional plan to repurchase up to 200,000 shares of the Company’s common stock over the next twelve-month period.  During 2008 and 2007, the Company acquired and canceled 86,065 and 344,492 shares of common stock, for an annual cost of $1,162,521 and $5,894,104, respectively.  No shares remained available under the plans for repurchase at December 31, 2008.

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

In June 2006, the Company entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  The premium paid for this contract was $451,250.  In January 2008, the Company entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract to hedge against interest rate risk in a declining rate environment.  The premiums paid for these contracts were $170,000 and $286,000, respectively.  In April 2008, the Company entered into a $25 million notional amount, 3-year cap contract tied to the 1-month London Interbank Offered Rate (“LIBOR”) with a strike rate of 2.975% to further hedge against interest rate risk.  The premium paid for this contract was $330,000.  These contracts are classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”).  As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  The initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.  At December 31, 2008 and 2007, the Company reported a $2,197,000 gain, net of a $1,131,000 tax effect, and a $635,000 gain, net of a $342,000 tax effect, in other comprehensive income related to cash flow hedges, respectively.  For the twelve month periods ended December 31, 2008 and 2007, the Company recorded $2,062,000 and $102,000, respectively, of interest income on these derivative instruments.  The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness.  To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense.  For the year ended December 31, 2008 the Company recognized $16,011 of ineffectiveness in other non-interest expense attributable to cash flow hedges.  For the year ended December 31, 2007 there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges.  A summary of the Company’s derivative financial instruments at December 31, 2008 and 2007 follows.

		Weighted-Average
December 31, 2008	Notional amount	Floor rate	Cap rate	Maturity in months	Estimated fair value at December 31, 2008	Net unrealized gains (losses)

Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime- based floating rate loans	$100,000,000	7.06%	6.88%	22	$3,952,000	$3,611,000
Hedging cash flows on floating rate deposit accounts	25,000,000	-	2.98%	27	41,000	(283,000)
Total Derivative Instruments	$125,000,000	7.06%	5.58%	23	$3,993,000	$3,328,000

		Weighted-Average
December 31, 2007	Notional amount	Floor rate	Cap rate	Maturity in months	Estimated fair value at December 31, 2007	Net unrealized gains

Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime- based floating rate loans	$50,000,000	8.25%	-	18	$1,307,000	$977,000
Total Derivative Instruments	$50,000,000	8.25%	-	18	$1,307,000	$977,000

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the Bank's commitments as of December 31, 2008 and 2007 follows.

	2008	2007
Commitments to extend credit	$147,187,000	$154,113,000
Standby letters of credit	$4,134,000	$4,239,000

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

NOTE 21.      CONCENTRATIONS OF CREDIT

The Bank originates commercial, agricultural, residential and consumer loans to customers primarily in markets served by the Bank.  The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local economies in the geographical areas served by the Bank.  The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital net of intangible assets, or approximately $13,513,000.

As of December 31, 2008, approximately 87% of the Bank's loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans are in the Bank's primary market areas.  In addition, the Bank’s foreclosed assets are located in those same markets.  Accordingly, the ultimate collectability of the Bank's loan portfolio and the recovery of the carrying amount of foreclosed assets are susceptible to changes in market conditions in the Bank's market areas.  The other significant concentrations of credit by type of loan are set forth in Note 4.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.      REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2008, the Bank was not eligible for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the regulatory authorities categorized the Bank as “Well Capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “Well Capitalized”, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.   REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.  All dollar amounts have been rounded to the nearest thousand.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$104,718,000	10.3%	$81,103,000	8.0%	- N/A -
Bank	$104,700,000	10.3%	$81,019,000	8.0%	$101,274,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$91,962,000	9.0%	$40,551,000	4.0%	- N/A -
Bank	$91,957,000	9.0%	$40,510,000	4.0%	$60,764,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$91,962,000	7.0%	$52,223,000	4.0%	- N/A -
Bank	$91,957,000	7.0%	$52,181,000	4.0%	$65,226,000	5.0%

As of December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$113,471,000	11.3%	$80,515,000	8.0%	- N/A -
Bank	$112,073,000	11.2%	$80,429,000	8.0%	$100,536,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$100,885,000	10.0%	$40,258,000	4.0%	- N/A -
Bank	$99,501,000	9.9%	$40,214,000	4.0%	$60,322,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$100,885,000	8.5%	$47,550,000	4.0%	- N/A -
Bank	$99,501,000	8.4%	$47,500,000	4.0%	$59,375,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.    FAIR VALUE

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

Assets Measured at Fair Value on a Recurring Basis
The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

As discussed in Note 19, the Company uses floor and collar derivative contracts to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike price of the collar.  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of FASB No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.    FAIR VALUE (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$571,156	$185,202,159	$-	$185,773,315
Derivative financial instruments	-	3,992,797	-	$3,992,797
Total fair value of assets on a recurring basis	$571,156	$189,194,956	$-	$189,766,112

Assets Measured at Fair Value on a Nonrecurring Basis
The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  During the 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $56,445,000 as of December 31, 2008.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as nonrecurring Level 3.

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.      FAIR VALUE (Continued)

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying value at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total gains (losses) for the Year Ended December 31, 2008

Impaired loans	$-	$-	$51,344,361	$51,344,361	$-
Foreclosed assets	-	6,251,652	19,017,249	25,268,901	(1,284,931)
Total fair value of assets on a nonrecurring basis	$-	$6,251,652	$75,462,175	$81,713,827	$(1,284,931)

Fair Value Option
In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  FASB No. 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet.  While FASB No. 159 became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.      FAIR VALUE (Continued)

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

The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2008 and 2007 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$137,404,000	$137,404,000	$30,404,000	$30,404,000
Investment securities	185,773,000	185,773,000	194,794,000	194,794,000
Loans, net	937,314,000	940,533,000	908,443,000	908,164,000
Cash flow hedge derivative instrument	3,993,000	3,993,000	1,307,000	1,307,000
Deposits	1,123,703,000	1,134,568,000	980,149,000	988,098,000
Federal funds purchased and securities sold under agreements to repurchase	8,954,000	8,954,000	16,175,000	16,175,000
Advances from the FHLB	109,704,000	106,847,000	86,298,000	85,422,000
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC. (PARENT COMPANY ONLY)

The following information presents the condensed financial statements for PAB Bankshares, Inc.

PAB BANKSHARES, INC.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Cash on deposit with subsidiary bank	$1,101,389	$4,060,144
Investment in subsidiary	101,905,733	106,601,746
Other assets	775,580	825,703
Total assets	$103,782,702	$111,487,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	$10,310,000	$10,310,000
Dividends payable	-	1,337,368
Other liabilities	1,871,960	2,164,253
Total liabilities	12,181,960	13,811,621

Stockholders' equity	91,600,742	97,675,972

Total liabilities and stockholders' equity	$103,782,702	$111,487,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.(PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Income
Dividends from subsidiaries	$2,450,000	$12,445,000	$6,640,000
Interest and dividends on investment securities	16,234	21,862	118,500
Securities transactions, net	-	371,606	166,954
Other income	-	1,040	-
Total income	2,466,234	12,839,508	6,925,454

Expenses	1,135,975	1,605,380	2,134,953
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,330,259	11,234,128	4,790,501
Income tax benefit	302,644	388,311	695,010
Income before equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	1,632,903	11,622,439	5,485,511
Equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	(7,544,168)	(836,724)	8,249,706
Net income (loss)	$(5,911,265)	$10,785,715	$13,735,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.(PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(5,911,265)	$10,785,715	$13,735,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and (accretion)	-	-	(24,650)
Deferred tax provision	66,054	4,852	(30,815)
Net realized gain on securities transactions	-	(371,606)	(166,954)
Distributions in excess of earnings (undistributed earnings) of subsidiaries	7,544,168	836,724	(8,249,705)
Increase (decrease) in deferred compensation accrual	(235,904)	(133,699)	223,708
Stock-based compensation expense	310,043	410,851	290,245
Net change in other assets and liabilities	(72,320)	(24,721)	(179,269)
Net cash provided by operating activities	1,700,776	11,508,116	5,597,777

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of debt securities	-	-	(9,999,191)
Proceeds from maturities of debt securities	-	-	10,087,000
Redemption of equity securities	-	641,551	246,954
Net cash provided by investing activities	-	641,551	334,763

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(3,532,990)	(5,432,369)	(4,984,149)
Proceeds from the issuance of trust preferred securities	-	-	10,000,000
Redemption of trust preferred securities	-	-	(10,000,000)
Proceeds from the exercise of stock options	35,980	691,341	1,671,873
Acquisition of stock under stock repurchase plans	(1,162,521)	(5,894,104)	(2,503,298)
Net cash used in financing activities	(4,659,531)	(10,635,132)	(5,815,574)

Net increase (decrease) in cash	(2,958,755)	1,514,535	116,966

Cash at beginning of period	4,060,144	2,545,609	2,428,643

Cash at end of period	$1,101,389	$4,060,144	$2,545,609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.      SEGMENT REPORTING

The Company has four reportable segments, the South Georgia market, the North Georgia market, the Florida market and the Treasury segment.  The South Georgia market includes the Company’s locations in Lowndes County, Cook County, Decatur County, Appling County, Bulloch County, Jeff Davis County and Grady County.  The North Georgia market includes the Company’s locations in Henry County, Hall County, Oconee County, Forsyth County and Gwinnett County.  The Florida market includes the Company’s locations in Marion County, St. Johns County and Duval County.  The Treasury segment includes the administrative and operational support facilities of the Company, such as accounting, internal audit, credit administration, marketing, information technology, human resources and operations.  All four segments derive revenues from the delivery of financial services, to include commercial loans, mortgage loans, consumer loans and deposit accounts.  The South Georgia, North Georgia and Florida markets are managed as separate business units because of their different geographic areas and the Treasury segment is managed separately because it provides support services to the other Markets,.

The Company evaluates performance and allocates resources based on profit or loss from operations.  There are no material intersegment sales or transfers.  Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense.    The Company uses a funds transfer pricing system to credit or charge the segments with the economic value or cost of the funds the segments create or use.  The accounting policies used by each reportable segment are the same as those discussed in Note 1.  All costs have been allocated to the reportable segments, therefore, combined segment amounts agree to the consolidated totals.

	South Georgia	North Georgia	Florida	Treasury	Total
	(In thousands)
2008
Net interest income	$18,398	$12,288	$3,633	$447	$34,766
Provision for loan losses	985	12,369	1,855	2,841	18,050
Noninterest income	3,981	(1,191)	(24)	1,637	4,403
Noninterest expense	9,469	6,337	2,270	12,508	30,584
Income tax (benefit) expense	4,055	(2,587)	(175)	(4,846)	(3,554)
Net (loss) income	7,871	(5,022)	(341)	(8,419)	(5,911)
Total assets	406,708	464,949	106,029	372,417	1,350,103

2007
Net interest income	$20,858	$16,035	$4,052	$1,521	$42,466
Provision for loan losses	269	3,145	373	(1,387)	2,400
Noninterest income	3,842	413	162	1,574	5,991
Noninterest expense	9,154	5,692	2,021	12,723	29,590
Income tax (benefit) expense	5,347	2,664	637	(2,967)	5,681
Net (loss) income	9,930	4,947	1,183	(5,274)	10,786
Total assets	388,016	446,516	103,037	261,102	1,198,671

2006
Net interest income	$22,346	$14,452	$5,221	$1,992	$44,011
Provision for loan losses	(393)	426	47	(80)	-
Noninterest income	4,254	377	100	648	5,379
Noninterest expense	9,194	4,492	1,592	12,889	28,167
Income tax (benefit) expense	6,230	3,468	1,289	(3,499)	7,488
Net (loss) income	11,569	6,443	2,393	(6,670)	13,735
Total assets	360,967	401,943	72,204	72,204	1,120,804

NOTE 26.      SUBSEQUENT EVENTS

On October 24, 2008, the Company notified its officers and employees assigned to its Jacksonville, Florida and Gwinnett County, Georgia bank branches of its intention to close the two branches and that their jobs would be eliminated.  The Company’s Board of Directors approved the branch closings as part of its plan to reduce its noninterest expense.  The closings were completed on January 30, 2009.

On March 5 , 2009, the Company entered into investment agreements with certain purchasers, pursuant to which the Company will raise in the aggregate approximately $10,000,000.  Under the terms of the investment agreements, the purchasers agreed to purchase 10,305 shares of the Company’s newly-created class of preferred stock to be designated as the Company’s “Series A Contingent Convertible Perpetual Non-cumulative Preferred Stock”, no par value per share (the “Series A Preferred Stock”) at a purchase price of $1,000 per share.  The Series A Preferred Stock will be convertible into shares of the Company’s no par value per share common stock (the “Common Stock”) and, upon conversion of the Series A Preferred Stock, holders will receive warrants to purchase shares of Common Stock equal to 30% of the aggregate value of the Series A Preferred Stock.  The conversion of the Series A Preferred Stock is subject to shareholder approval.  Several of the purchasers are officers or directors of the Company.

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

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control Over Financial Reporting appears on page 49.  The Report of Independent Registered Accounting Firm appears on page 52.  These reports are incorporated by reference into this Item 9A.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008, and have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that has not been reported.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors and executive officers, board committees, codes of ethics, and compliance with Section 16 of the Exchange Act will be included in our definitive Proxy Statement (the “2009 Proxy Statement”) relating to the 2009 annual meeting of shareholders of PAB and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of our common stock will be included in the 2009 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans*
Equity Compensation Plans
Approved by Security Holders	699,218	$13.83	636,977

Equity Compensation Plans Not
Approved by Security Holders	n/a	n/a	n/a

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

Information regarding certain relationships and related transactions will be included in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The consolidated financial statements, notes thereto and auditor's report thereon, filed as part hereof, are listed in the Index to Item 8 of this Report.

2.	Financial Statement Schedules.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated November 25, 2008).

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

10.9
Employment Agreement, dated May 1, 2008, by and between M. Burke Welsh, Jr., the Bank and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).

10.10
Employment Agreement, dated January 1, 2003, by and between R. Wesley Fuller and the Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.10.1
First Amendment to Employment Agreement, dated May 1, 2008, by and between R. Wesley Fuller and the Bank (incorporated by reference to Exhibit 10.10.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).

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

10.11.2
Second Amendment to Employment Agreement, dated May 1, 2008, by and between Donald J. Torbert, Jr. and the Bank (incorporated by reference to Exhibit 10.11.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).

10.12
Employment Contract Termination Agreement, dated August 9, 2004, by and between Michael E. Ricketson, the Registrant, and the Bank (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).

10.13
Employment Agreement, dated May 1, 2008, by and between David H. Gould, Jr., the Bank and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).

10.14
Employment Agreement, dated May 1, 2008, by and between William L. Kane, the Bank and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).

10.15
Employment Agreement, dated May 1, 2008, by and between George D. Henderson, the Bank and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).

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
Date: March 11, 2009
	By:	/s/ M. Burke Welsh, Jr.
M. Burke Welsh, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Bradford Burnette	Director	March 11, 2009
R. Bradford Burnette

/s/ Walter W. Carroll II	Director	March 11, 2009
Walter W. Carroll II

/s/ James L. Dewar, Jr.	Director, Chairman	March 11, 2009
James L. Dewar, Jr.

/s/ James W. Godbee, Jr.	Director	March 11, 2009
James W. Godbee, Jr., CPA

/s/ Michael H. Godwin	Director	March 11, 2009
Michael H. Godwin

/s/ James B. Lanier, Jr.	Director	March 11, 2009
James B. Lanier, Jr.

/s/ John E. Mansfield, Jr.	Director	March 11, 2009
John E. Mansfield, Jr.

/s/ Kennith D. McLeod	Director	March 11, 2009
Kennith D. McLeod, CPA

/s/ Douglas W. McNeill	Director, Vice Chairman	March 11, 2009
Douglas W. McNeill

/s/ Paul E. Parker	Director	March 11, 2009
Paul E. Parker

/s/ F. Ferrell Scruggs, Sr.	Director	March 11, 2009
F. Ferrell Scruggs, Sr.

/s/ Joe P. Singletary, Jr.	Director	March 11, 2009
Joe P. Singletary, Jr.

/s/ Donald J. Torbert, Jr.	Executive Vice President and	March 11, 2009
Donald J. Torbert, Jr., CPA	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ M. Burke Welsh, Jr.	Director, President and	March 11, 2009
M. Burke Welsh, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ David K. Williams	Director	March 11, 2009
David K. Williams