Form 10-K/A
period 2008-12-31
PAB BANKSHARES INC
filed 2009-04-30
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

As of April 17, 2009 (the latest practicable date), the registrant had 9,324,407 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

PAB Bankshares, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of adding Items 10-14 of Part III of its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 11, 2009.

As required by applicable rules, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment No. 1.

Except as described above, no other revision or amendments have been made to any portion of the Form 10-K.  This Amendment No. 1 does not reflect events occurring after March 11, 2009, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Company’s Board of Directors are elected by the shareholders.  The directorships of the Company are divided into three classes, with the members of each class generally serving three-year terms.  The Company’s Board of Directors presently consists of 14 members.  However, Joe P. Singletary, Jr. will retire at the 2009 Annual Meeting of Shareholders (the “Annual Meeting”) and therefore will not stand for re-election.  Thompson Kurrie, Jr. was appointed to the Board of Directors on March 31, 2009, and M. Burke Welsh, Jr. retired from the Board of Directors on April 6, 2009.  The Board will be reduced from 14 members to 13 members to eliminate any vacancy on the Board.  The fourteen members of the Board of Directors are listed below.

Directors with Term Expiring at the 2011 Annual Meeting:
R. Bradford Burnette
Michael H. Godwin
Kennith D. McLeod
Paul E. Parker
Directors with Term Expiring at the 2010 Annual Meeting:
James W. Godbee, Jr.
James B. Lanier, Jr.
Douglas W. McNeill
F. Ferrell Scruggs, Sr.
David K. Williams
Directors with Term Expiring at the 2009 Annual Meeting::
Walter W. Carroll, II
James L. Dewar, Jr.
Thompson Kurrie, Jr
John E. Mansfield, Jr.
Joe P. Singletary, Jr.

Set forth below is information about each director whose term of office expires at the Annual Meetings of Shareholders in 2009, 2010 or 2011.

DIRECTORS
Term Expiring at the 2011 Annual Meeting of Shareholders

R. BRADFORD BURNETTE
Retired Bank Executive
Director since 1982
Age 69

Mr. Burnette retired from the Company and the Bank where he served as President and Chief Executive Officer of the Company since its founding in 1982 until his retirement in 2001, as the Chief Executive Officer of the Bank from 1990 to 1997, as President of the Bank from 1983 to 1990, and as Executive Vice President of the Bank from 1968 to 1982.  Mr. Burnette has served as a director of the Bank since 1968.  Mr. Burnette served as Chairman of the Board of Directors of the Company and the Bank from February 2000 to March 2003.  Mr. Burnette has served as a member of the Bank’s Loan Committee since 2001, as Chairman of the Company’s Governance Committee from February 2005 until it was dissolved in October 2008, as a member of the Company’s Executive Committee since its inception in August 2008, as an ex-officio member of the Company’s Compensation Committee from March 2005 to December 2007, and as a voting member of the Company’s Compensation Committee since January 2008.  Mr. Burnette is also a director of Nexity Bank and its holding company, Nexity Financial Corporation, a publicly-traded company headquartered in Birmingham, Alabama.

MICHAEL H. GODWIN
Real Estate Executive
Director since 2002
Age 50

Mr. Godwin is the President and Chief Executive Officer of Ambling Companies, Inc. and affiliated companies, a real estate development, construction and management company headquartered in Valdosta, Georgia.  Mr. Godwin is a member of the Board of Directors of the National Multi-Housing Council.  Mr. Godwin has served as a director of the Bank since 2000.  Mr. Godwin has served as a member of the Bank’s Loan Committee since 2003, as Chairman of the Company’s Compensation Committee since March 2005, as a member of the Company’s Nominating and Governance Committee from March 2004 to February 2005 when it was dissolved, and as a member of the Company’s Nominating Committee since February 2005.

KENNITH D. MCLEOD
Certified Public Accountant
Director since 1999
Age 62

Mr. McLeod is a self-employed certified public accountant in Hazlehurst, Georgia.  Mr. McLeod is also the principal owner and Chief Executive Officer of Hazlehurst Main Street, Inc. and Medallion Investment Group, LLC, both of which are involved in commercial and industrial real estate ownership and management.  He has served as a director of the Bank since 2001, and he served as a director of Baxley Federal Savings Bank from 1985 until its merger into the Bank in March 2002.  Mr. McLeod has also served as a member of the Company’s Audit Committee since 2000.

PAUL E. PARKER
Bakery Executive
Director since 1998
Age 60

Mr. Parker is a director and the Vice President of Claxton Bakery, Inc., a family owned wholesale bakery located in Claxton, Georgia, and the Vice President of ADMP Enterprises, Inc., a commercial real estate management company.  Mr. Parker was a founding director of Eagle Bancorp, Inc., the holding company for Eagle Bank and Trust, of Statesboro, Georgia, from 1990 to 1998, when it was acquired by the Company.  He has served as a director of the Bank since 2001 and as a director and Vice Chairman of Eagle Bank and Trust from its founding in 1990 until its merger into the Bank in January 2002.  Mr. Parker has served as a member of the Company’s Audit Committee since 1998.  Mr. Parker is also a director of The Claxton Bank and its holding company, Southern Bankshares, Inc., located in Claxton, Georgia.

Term Expiring at the 2010 Annual Meeting of Shareholders

JAMES W. GODBEE, JR
Certified Public Accountant
Age 42

Mr. Godbee is a partner with Henderson & Godbee, LLP, a certified public accounting firm in Valdosta, Georgia.  Prior to becoming a partner in 2000, he worked as a Tax Manager for the firm from October 1997 and worked as a Tax Manager for Bearden & Smith, PC, an accounting firm in Atlanta, Georgia from December 1992 to October 1997.  He has served as an advisory director of the Bank’s Valdosta Market Advisory Board since 2000, and presently serves as the Chairman of that Advisory Board.  He also currently serves as a member of the Valdosta Housing Authority Board and the South Georgia Medical Center Foundation Board.

JAMES B. LANIER, JR.
Consultant Forester
Director since 1998
Age 62

Mr. Lanier is an owner of Lanier-Brookins, Inc., a forestry-consulting firm. Mr. Lanier was a founding director of Eagle Bancorp, Inc., the holding company for Eagle Bank and Trust, of Statesboro, Georgia, from 1990 to 1998, when it was acquired by the Company.  He has served as a director of the Bank since 2001 and as a director of Eagle Bank and Trust from its founding in 1990 until its merger into the Bank in January 2002.  Mr. Lanier has served as a member of the Company’s Audit Committee since April 2002 and as a member of the Company’s Governance Committee from February 2005 until its dissolution in 2008.

DOUGLAS W. MCNEILL
Real Estate Executive
Director since 2005
Age 66

Mr. McNeill is a director of Case Pomeroy and Company, Inc. and subsidiaries, a private company.  In December 2007, he retired as President of Case Pomeroy Properties, a real estate development and investment firm located in Jacksonville Beach, Florida.   Mr. McNeill has been involved in the real estate industry for more than 30 years as a senior level executive directing multi-million dollar developments and investments.  He also serves as a director of the Real Estate Advisory Committee of the Reinhold Corporation and a member of the Investment Committee of the Woodbridge Corporation.  In addition, he is a director of Kent State University Foundation and the University of North Florida Foundation and a past director of Leadership Florida and the Florida Chamber of Commerce.  Since March 2005, Mr. McNeill has served on the Bank’s Loan Committee and the Company’s Compensation Committee.  In April 2007, Mr. McNeill was elected to serve as a Vice Chairman of the Company’s Board of Directors.

F. FERRELL SCRUGGS, SR.
Retired Construction Executive
Director since 1989
Age 70

In 2002, Mr. Scruggs retired as Chairman of the Board of Directors of The Scruggs Company, a road construction company headquartered in Valdosta, Georgia, where he had worked for 37 years.  Mr. Scruggs also served as the Vice President and Secretary of Civiltec, Inc., another road construction company, from 2002 until 2003.  Mr. Scruggs was a director of the Bank from 1989 until 1999 and was reelected as a director in 2001.  He has served as Chairman of the Bank’s Loan Committee since 2002 and as a member since 2001, as Chairman of the Company’s Nominating and Governance Committee from March 2004 to February 2005 when it was dissolved, and as Chairman of the Company’s Nominating Committee since February 2005.

DAVID K. WILLIAMS
Real Estate Executive
Director Since 2007
Age 48

Mr. Williams is President of Killearn Properties, Inc. of Georgia and Vice President and director of its parent company, Killearn, Inc.  Mr. Williams has served in various management capacities with Killearn and related entities since 1983.  From 1993 to 1997, Mr. Williams served as Chief Financial Officer of Killearn Properties, Inc. when it was listed on the American Stock Exchange.  No longer listed and currently headquartered in Stockbridge, Georgia, Killearn, Inc. and its related entities have developed golf course communities in Metro Atlanta, North Georgia and Tallahassee, Florida over the past four decades.  Mr. Williams is also a director of the Henry County Council for Quality Growth and is a director of the Georgia Horseman’s Association.  Mr. Williams has been a director of the Company since May 2007 and has served on the Bank’s Loan Committee since July 2007 and the Company’s Audit Committee since May 2007.

Term Expiring at the 2009 Annual Meeting of Shareholders

WALTER W. CARROLL, II
Real Estate Investor
Director since 1989
Age 60

Mr. Carroll is the owner of Carroll Investment Group, LLC, a commercial real estate brokerage firm in Valdosta, Georgia.  From June 2005 to December 2006, Mr. Carroll worked as a real estate broker for Coldwell Banker Premier Real Estate.  Mr. Carroll served as Vice President of Business Development for the Bank from April 2002 through June 2005 and has served as a director of the Bank since 1989.  Mr. Carroll worked as a commercial real estate agent from 1998 to 2002.  He also served as an executive officer and an owner of Sunset Farm Foods, Inc. from 1971 to 1997.  Mr. Carroll has served as a member of the Bank’s Loan Committee since 2001.  Prior to his term of employment with the Bank, Mr. Carroll also served as a member of the Company’s Audit Committee from 1989 until April 2002.

JAMES L. DEWAR, JR.
Real Estate Developer
Director since 1982
Age 66

Mr. Dewar is Chief Executive Officer of Dewar Properties, Inc. and President of Dewar Realty, Inc. in Valdosta, Georgia where he has been actively involved in various facets of real estate development, construction and management for the past 34 years.  Mr. Dewar served as interim President and Chief Executive Officer of the Company from August 2004 to February 2005.  Mr. Dewar has served as Chairman of the Board of Directors of the Company and the Bank since 2003, a member of the Bank’s Loan Committee since 2001, and a member of the Company’s Compensation Committee since March 2005.  Mr. Dewar has also served as a director of the Bank since 1969.

THOMPSON KURRIE, JR.
Attorney
Age 60

Mr. Kurrie is a partner practicing in the areas of corporate and banking law and commercial real estate development with Coleman Talley LLP where he has been a partner since 1986.  Prior to joining Coleman Talley LLP, Mr. Kurrie was a tax partner with Price Waterhouse Coopers, an Assistant Professor of Accounting and Taxation at Valdosta State University, and the Chief Financial Officer and Treasurer of Griffin Corporation.  Mr. Kurrie received his Bachelor of Business Administration degree from Emory University, his Masters of Business Administration from Georgia State University and his Juris Doctor degree from Emory Law School.  Mr. Kurrie has served as counsel to the Company and the Bank and previously served as a member of the Board of Directors of the Company and the Bank from 1989 to January 2003.  In April 2009, Mr. Kurrie was appointed to serve as a Vice Chairman of the Company’s Board of Directors.

JOHN E. MANSFIELD, JR.
Real Estate Investor
Director since 2005
Age 53

Mr. Mansfield is President of Indigo Land Company, a real estate investment firm located in Alpharetta, Georgia.  Mr. Mansfield is also a partner in Dominion Capital Management, an equity financing group located in Atlanta, Georgia.  Prior to serving in his current capacities, Mr. Mansfield was the managing partner of Onyx-Mansfield Energy from 1998 to 2001; the founder and President of Onyx Petroleum from 1986 to 1998; the Vice President of Mansfield Oil Company from 1978 to 1984, and the President of Kangaroo Convenience Stores from 1981 to 1985, all of which were located in Gainesville, Georgia.  In January 2005, Mr. Mansfield was elected to the Board of Directors of the Company and the Bank, and he was appointed to serve on the Bank’s Loan Committee.  In March 2005, Mr. Mansfield was appointed to serve on the Company’s Compensation Committee.

JOE P. SINGLETARY, JR.
Executive/Oil Jobber
Director since 1989
Age 71

Mr. Singletary is an executive officer and an owner of Sing Bros., Inc., a gasoline and wholesale / retail company in Valdosta, Georgia, and Tripo, Inc., a similar business also located in Valdosta.  Mr. Singletary served as a director of the Bank from 1989 until 1999 and was reelected as a director in 2001.  Mr. Singletary has also served as a member of the Bank’s Loan Committee since 2001.

There are no family relationships between any of the directors or executive officers of the Company or its subsidiaries.  However, the following family relationships exist between certain directors and an officer of the Bank and certain non-fiduciary advisory directors of the Bank.

•	R. Bradford Burnette, a director of the Company, is the father-in-law of Jeffery E. Hanson, the Valdosta/Lowndes County Market President of the Bank;

•	Paul E. Parker, a director of the Company, is the brother of W. Dale Parker, a member of the Statesboro Advisory Board of the Bank;

AUDIT COMMITTEE

The Audit Committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and operates pursuant to an Audit Committee Charter, which is available on the Company’s website at www.pabbankshares.com.  The Audit Committee currently consists of four members.  The Audit Committee held 16 meetings during 2008.  The Audit Committee reviews the scope and timing of the audit services of the Company’s independent accountants and any other services such accountants are asked to perform and has the authority to engage the services of such independent accountants.  In addition, the Audit Committee reviews the independent accountants’ report on the Company’s financial statements and the Company’s policies and procedures with respect to internal accounting and financial controls.  The current members of the Audit Committee are James B. Lanier, Jr., Kennith D. McLeod, Paul E. Parker and David K. Williams.  All Directors who currently serve as members of the Audit Committee have been determined by the Board of Directors to be independent in accordance with applicable NASDAQ and Securities and Exchange Commission (“SEC”) requirements.  The Company’s Board of Directors has affirmatively determined that Kennith D. McLeod is an “audit committee financial expert” as that term is defined under applicable federal securities regulations.

EXECUTIVE OFFICERS

On April 6, 2009, M. Burke Welsh, Jr. retired from his position as President and Chief Executive Officer of the Company and the Bank.  Mr. Donald J. Torbert, Jr., was appointed to serve as President and Interim Chief Executive Officer of the Company and the Bank and Ms. Nicole S. Stokes was appointed to serve as Senior Vice President and Chief Financial Officer of the Company and the Bank.  The following sets forth certain information with respect to the Company’s current executive officers.

DONALD J. TORBERT, JR.
President and Interim Chief Executive Officer of the Company and the Bank
Former Executive Vice President and Chief Financial Officer
Treasurer
Age 36

Mr. Torbert was appointed to serve as President and Interim Chief Executive Officer of the Company and the Bank in April 2009.  Mr. Torbert is a certified public accountant and previously served as Executive Vice President of the Company and the Bank from August 2003.  Mr. Torbert also served as Chief Financial Officer and Treasurer of the Company and the Bank from August 2001 to April 2009.  Mr. Torbert was Senior Vice President of the Company and the Bank from August 2001 to August 2003 and was Vice President and Controller of the Company from May 2000 to August 2001.  Prior to joining the Company, Mr. Torbert was employed with Mauldin & Jenkins from 1994 to 2000, where he last served as an audit manager for the firm.

R. WESLEY FULLER
Executive Vice President and Director of Operations
Age 48

Mr. Fuller has served as Executive Vice President of the Company and the Bank since August 2002.  Mr. Fuller has served as Director of Operations for the Company and the Bank since January 2002.  Mr. Fuller was Senior Vice President of the Company and the Bank from January 2002 to August 2002 and Vice President of the Bank from October 2001 to January 2002.  Before joining the Company, Mr. Fuller was employed by Futurus Financial Services, Inc. and Futurus Bank, N.A. as Executive Vice President and Chief Financial Officer from 2000 to 2001 and by Premier Bancshares, Inc. as Executive Vice President of Operations from 1997 until 2000.  Mr. Fuller’s banking career began in 1983 with First South Bank in Fort Valley, Georgia.

GEORGE D. HENDERSON
Executive Vice President / Chief Credit Officer
Age 57

Mr. Henderson has served as Executive Vice President and Chief Credit Officer for the Company and the Bank since April 2007. Previously, Mr. Henderson served as the Market President for the Bank’s Hall County, Georgia office from 2002 until 2007 during which time he also served as Senior Vice President over Commercial Lending in Hall County. Mr. Henderson has 33 years of experience in commercial banking with various financial institutions in Georgia. Prior to joining the Company in 2002, Mr. Henderson served in various positions with Premier Bancshares, Inc. from 1993 until 2000. Mr. Henderson’s banking career began in 1974 with Trust Company Bank in Atlanta, Georgia.

NICOLE S. STOKES
Senior Vice President / Chief Financial Officer
Age 34

Ms. Stokes was appointed to serve as Senior Vice President and Chief Financial Officer of the Company and the Bank in April 2009.  Ms. Stokes is a certified public accountant and has served as Vice President and Controller of the Company and the Bank since December 2005.  Prior to joining the Company in 2005, Ms. Stokes served as Senior Vice President and Controller for The Banc Corporation in Birmingham, Alabama since March 2004 and Assistant Controller for The Banc Corporation since September 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

Section 16(a) of the Exchange Act (“Section 16(a)”) requires the Company’s officers and directors, and persons who own 10% or more of the registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and 10% or more shareholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during fiscal year 2008, all directors, officers and 10% shareholders complied with all Section 16(a) filing requirements, except:

•	a Form 4 for Mr. McNeill related to his purchase of 800 shares of our common stock on November 6, 2008 was inadvertently filed late. The Form 4 was subsequently filed on January 6, 2009.

CODE OF CONDUCT AND ETHICS

In accordance with rules of the SEC and NASDAQ, the Board of Directors has approved a Director Code of Conduct Policy applicable to all directors, an Officer and Employee Code of Conduct Policy applicable to all officers and employees and a Code of Ethical Conduct for Senior Financial Officers applicable to all principal financial officers, principal and senior accounting officers, controllers, or persons serving similar functions. These Codes of Conduct are intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. The Company’s Director Code of Conduct Policy, Officer and Employee Code of Conduct Policy and Code of Ethical Conduct for Senior Financial Officers are available on our website, www.parkavebank.com in the “Corporate Governance” subsection in the “Investor Relations” section.  Shareholders may request a printed copy of any of the Codes of Conduct upon written request to Denise McKenzie, Secretary, PAB Bankshares, Inc., P.O. Box 3460, Valdosta, Georgia 31604-3460.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee was an officer or employee, or former officer or employee of the Company or the Bank during the year ended December 31, 2008. In addition, none of these individuals had any relationship requiring disclosure under “Certain Relationships and Related Transactions,” with the exception of James L. Dewar, Jr. as disclosed in Item 13.  During the year ended December 31, 2008, (i) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; and (iii) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

THE FOLLOWING REPORTS OF THE COMPENSATION COMMITTEE SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE INCORPORATED BY REFERENCE IN ANY PREVIOUS OR FUTURE DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THAT THE COMPANY EXPRESSLY INCORPORATES SAID REPORTS BY REFERENCE IN ANY SUCH DOCUMENT.

EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

In accordance with rules of the SEC, the Compensation Committee of the Company is providing the following report regarding compensation policies for the Company’s Chief Executive Officer and other named executive officers with respect to compensation paid to such persons during the last fiscal year.  The Board of Directors has established a Compensation Committee to make recommendations to the Board to discharge its responsibilities relating to the compensation of the Company’s executive officers.  The current members of the Compensation Committee are Michael H. Godwin, R. Bradford Burnette, James L. Dewar, Jr., John E. Mansfield, Jr. and Douglas W. McNeill.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Report (the “CD&A”) for the year ended December 31, 2008 with management.  In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in this Report.

The foregoing report has been furnished by the Compensation Committee of the Board of Directors.

Michael H. Godwin, Committee Chair
R. Bradford Burnette
James L. Dewar, Jr.
John E. Mansfield, Jr.
Douglas W. McNeill

COMPENSATION DISCUSSION AND ANALYSIS

Role of the Compensation Committee

The Compensation Committee, appointed by the Board of Directors, sets and administers the policies that govern the Company’s executive compensation programs, director compensation and various incentive and stock option programs.  Voting members of the Compensation Committee must meet SEC and NASDAQ independence requirements, although the Board of Directors may appoint non-independent directors to serve on the committee as ex-officio, non-voting members.

The Compensation Committee reviews and recommends to the Board of Directors the compensation levels of members of senior management (including the Company’s named executive officers), evaluates the performance of executive management and considers executive management succession and related matters.  All recommendations relating to the compensation of the named executive officers must be approved by a majority of the independent directors of the full Board of Directors.

The Compensation Committee has reviewed the SEC’s definition of a named executive officer and has made the determination that the Company’s named executive officers for the 2008 fiscal year were:

M. Burke Welsh, Jr. 1	President and Chief Executive Officer
(the Company’s “Principal Executive Officer”)

Donald J. Torbert, Jr.	Executive Vice President, Chief Financial Officer and Treasurer
(the Company’s “Principal Financial Officer”)

R. Wesley Fuller	Executive Vice President and Director of Operations

David H. Gould, Jr. 2	Former Executive Vice President and Regional President for South Georgia and Florida

George D. Henderson	Executive Vice President and Chief Credit Officer

William L. Kane 2	Former Executive Vice President, Regional President for North Georgia

1Mr. Welsh retired from the Company on April 6, 2009.
2Mr. Gould and Mr. Kane terminated employment with the Company on October 24, 2008.

Compensation Benchmarks and Use of Consultants

The Compensation Committee recognizes that competitive compensation is critical for attracting, motivating and rewarding qualified executives.  In 2005, the Compensation Committee retained the services of Clark Consulting, a nationally-recognized compensation consulting firm specializing in the financial services industry, to provide an objective, third party review of executive compensation at the Company and to recommend potential improvements regarding existing practices.  Clark Consulting also provided the Compensation Committee with industry salary surveys and other industry average data to assist it with respect to assessing compensation at other levels within the organization.

In 2006, the consultants provided the Compensation Committee with a tally sheet analysis outlining all material elements of compensation, benefits and perquisites of our executive officers.  This analysis also quantified the potential payouts for those named executive officers with employment agreements upon various termination events.

In 2007, the Compensation Committee gathered publicly available data and prepared an analysis of 2006 executive compensation of 21 publicly traded commercial banks in the southeastern United States (Georgia, Florida, Alabama, North Carolina, South Carolina and Tennessee) with assets between $955 million and $2.7 billion.  This analysis compared compensation within the three categories of base salary, cash bonuses and all other compensation between the peer group and the Company’s named executive officers.  Since there have been no material changes in the Company’s compensation structure since 2006, the Compensation Committee did not engage an outside compensation consultant in 2007 or 2008.

General Philosophy

The Company’s senior officers are compensated through a mix of base salary, cash bonus and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  The compensation setting process consists of establishing targeted base salaries for each senior officer and then providing performance-based cash and equity incentives.  The performance evaluations of management are often subjective and not always based on specific, or tangible, performance measures.

For the named executive officers, incentive compensation is designed to reward company-wide performance relative to annual and long-term strategic goals.  For other senior management positions, incentive compensation is designed to reward the achievement of market- or department-level objectives and, to a lesser degree, Company-wide performance relative to annual and long-term strategic goals.  For other officer positions, incentive compensation is designed to reward individual performance and the achievement of specific operational goals within areas under the control of those employees, although company-wide performance is also a factor.

The policies and underlying philosophy governing the Company’s executive compensation program, as endorsed by the Compensation Committee and the Board of Directors, are designed to accomplish the following:

•	Maintain a compensation program that is equitable in a competitive marketplace.
•	Provide opportunities that integrate pay with the Company’s annual and long-term performance goals.
•	Encourage achievement of strategic objectives and creation of shareholder value.
•	Recognize and reward individual initiative and achievements.
•	Maintain an appropriate balance between base salary and short- and long-term incentive opportunity.
•	Allow the Company to compete for, retain and motivate talented executives critical to its success consistent with its quality of life philosophy.

Elements of Executive Compensation

In general, for executive management, the Compensation Committee utilizes benchmark compensation levels of other banks of comparable asset size, growth strategy, and complexity and with similar products and markets as a guide to setting compensation for its executive officers.  A significant portion of the executive officers’ compensation is weighted toward elements contingent upon the Company’s level of annual and long-term performance.  The goals of the Compensation Committee in establishing the specific executive compensation components include:

•	Base salaries at the 50th percentile of the benchmark peer group.
•
Annual cash bonuses at the 50th percentile of the benchmark peer group when subjective performance goals are achieved and between the 60th and 75th percentile if annual goals are exceeded.  Annual cash bonuses for the CEO can range from 0% to 80% of the CEO’s base salary and from 0% to 60% of the other named executive officers’ base salaries.

•
Performance-based, long-term equity incentives at the 50th percentile of the benchmark peer group are periodically granted when long-term goals are exceeded.  Equity awards are not typically made if long-term strategic goals are not met.  Equity incentives can range from 0% to 25% of the named executive officers’ base salary.

Allocation of Compensation Components

Under the Company’s compensation structure, the targeted allocation of base salary, cash bonus and equity compensation varies depending on the officer’s level within the organization.  Below is a summary of the range of potential compensation components as a percentage of total cash and equity compensation, excluding perquisites and other employee benefits.

Position Level	Base Salary	Cash Incentive/ Bonus	Equity Compensation
CEO	45% - 100%	0% - 40%	0% - 15%
Executive Vice President	50% - 100%	0% - 35%	0% - 15%
Senior Vice President*	60% - 100%	0% - 30%	0% - 10%
Vice President*	70% - 100%	0% - 25%	0% - 5%
* Certain senior commercial lenders included in these categories could have the potential to earn up to 100% of their base salaries in annual incentives if certain individual performance objectives and the Company’s annual and long-term strategic performance goals are exceeded.

In allocating compensation among these elements, the Compensation Committee believes that the compensation of the Company’s senior-most levels of management (including the Company’s named executive officers) have the greatest ability to influence the Company’s performance.  Accordingly, a higher weighting of performance-based incentives are available to the most senior officers within the Company compared to lower levels of management who receive a greater portion of their compensation in base salary.

Certain perquisites and other employee benefits are also provided to the Company’s named executive officers.  Additional information regarding each element of executive compensation is provided below.

The following table summarizes in tabular form the compensation awarded to, earned by, or paid to the Company’s named executive officers for services rendered for the fiscal years ended December 31, 2008, 2007 and 2006.

Executive Officer Summary Compensation Table
For the Fiscal Years Ended December 31, 2008, 2007 and 2006

Name and Principal Position		Salary	Bonus	Option Awards 1	All Other Compen-sation 2	Total
	Year	($)	($)	($)	($)	($)

M. Burke Welsh, Jr. 3	2008	309,800	-	27,207	15,189	352,196
Principal Executive Officer	2007	309,800	120,000	32,862	22,163	484,825
	2006	280,000	168,000	31,581	34,888	514,469

Donald J. Torbert, Jr. 4	2008	172,780	-	18,335	20,981	212,096
Principal Financial Officer	2007	172,780	58,200	17,948	24,291	273,219
	2006	163,000	73,350	16,967	24,286	277,603

R. Wesley Fuller	2008	172,780	-	18,335	20,945	212,060
Executive Vice President	2007	172,780	58,200	23,069	24,837	278,886
	2006	163,000	73,350	17,269	24,460	278,079

David H. Gould, Jr. 5	2008	158,117	-	-	238,225	396,342
Executive Vice President	2007	187,150	63,500	17,829	20,937	289,416
	2006	175,000	78,750	10,319	24,628	288,697

George D. Henderson 6	2008	155,000	-	6,325	6,148	167,473
Executive Vice President	2007	148,560	52,700	16,038	12,494	229,792

William L. Kane 5	2008	171,476	-	-	244,982	416,458
Executive Vice President	2007	198,602	61,500	17,432	21,745	299,279
	2006	187,360	84,312	9,922	16,052	297,646

(1)
The values disclosed in the table represent the expense of prior grants that vested in 2008, 2007 and 2006 under the Company’s 1999 Stock Option Plan and in accordance with FAS 123(R) as reflected in the Company’s financial statements.  For further discussion and details regarding the accounting treatment and underlying assumptions relative to stock-based compensation, see Note 17, “Stock Plans and Stock-based Employee Compensation,” of the notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  During 2008, Mr. Gould and Mr. Kane each forfeited 16,116 options due to the termination of their employment with the Company.  There were no forfeitures during 2007 or 2006.

(2)
The reported amounts include director fees for Mr. Welsh and Mr. Gould in 2006,severance payments for Mr. Gould and Mr. Kane in 2008,  the Company’s contributions to a Profit Sharing Plan, a Section 401(k) Plan, and an Employee and Director Stock Purchase Program (the “SPP”), life insurance premiums paid by the Company for the named executive officers and perquisites and other personal benefits (such as auto allowance, cell phone allowance, holiday gifts and an $11,784 apartment rental allowance for Mr. Gould in 2006) that may confer a direct or indirect benefit with a personal aspect, without regard to whether it may be provided for some business reason or for the convenience of the Company.  All Other Compensation does not include any perquisites and other personal benefits which are integrally and directly related to the performance of the executive’s duties.  Detail of these amounts follow:

Officer Name	Year	Contribution to a Profit Sharing Plan ($)	Contribution to a 401(k) Plan ($)	Contribution to a SPP ($)	Life Insurance Premiums ($)	Director fees ($)	Employment Contract Termination Payments ($)	Perquisites and other personal benefits ($)	Total ($)
M. Burke Welsh, Jr.	2008	-	10,350	1,000	900	-	-	2,939	15,189
	2007	6,750	10,125	1,000	900	-	-	3,338	22,163
	2006	7,700	9,900	1,000	559	13,950	-	1,779	34,888

Donald J. Torbert, Jr.	2008	-	10,350	1,000	900	-	-	8,731	20,981
	2007	6,750	10,125	1,000	900	-	-	5,516	24,291
	2006	7,700	9,900	1,000	559	-	-	5,127	24,286

R. Wesley Fuller	2008	-	10,350	1,000	900	-	-	8,695	20,945
	2007	6,750	10,125	1,000	900	-	-	6,062	24,837
	2006	7,700	9,900	1,000	559	-	-	5,301	24,460

David H. Gould, Jr.	2008	-	9,757	1,000	750	-	225,566	1,152	238,225
	2007	6,750	10,125	1,000	900	-	-	2,162	20,937
	2006	6,125	3,938	1,000	559	300	-	12,706	24,628

George D. Henderson	2008	-	-	1,000	837	-	-	4,311	6,148
	2007	5,554	-	1,000	695	-	-	5,245	12,494

William L. Kane	2008	-	10,083	786	750	-	229,667	3,696	244,982
	2007	6,750	10,125	1,000	900	-	-	2,970	21,745
	2006	6,558	4,216	1,000	559	-	-	3,719	16,052

(3)	Mr. Welsh retired from the Company on April 6, 2009.
(4)	Mr. Torbert was appointed to serve as President and Interim Chief Executive Officer on April 6, 2009.
(5)	Mr. Gould and Mr. Kane terminated employment with the Company on October 24, 2008.
(6)	Mr. Henderson was appointed as an executive officer on April 24, 2007. The amounts reported for 2007 reflect his compensation for the entire year of 2007.

Base Salaries

The Company’s philosophy provides executive management with a level of assured cash compensation in the form of base salary that is competitive in nature and reflects those officers’ professional status and accomplishments.  Below is a summary of the peer analysis that the Compensation Committee prepared and reviewed in 2007.  Note that the information gathered for the analysis was derived from 2006 information, but it is being compared to the Company’s executive officers’ 2007 base salaries.  As discussed below, the Company’s executive officers’ 2008 base salaries were the same as their 2007 base salaries.

Name	Title	2007 and 2008 Base Salary	2006 Benchmark Peer Average	Variance
		(Dollars In Thousands)
Welsh	CEO	$309.8	$317.3	-2.4%
Torbert	EVP - CFO	172.8	166.5	3.8%
Fuller	EVP - Director of Operations	172.8	200.5	-13.8%
Henderson	EVP - Chief Credit Officer	148.6	178.9	-16.9%
Gould	EVP - Regional President	187.2	160.1	16.9%
Kane	EVP - Regional President	198.6	160.1	24.0%

In December 2006, upon the recommendation of the Compensation Committee, the Board of Directors increased the base salaries of the named executive officers by 6% for 2007 to reflect inflation and the Company’s exceptional performance in 2006.  In addition, with the Board of Directors adopting a corporate governance best practice policy to not pay board, advisory board or committee fees to employees, a one-time adjustment was made to the 2007 base salaries of Mr. Welsh and Mr. Gould to compensate them for the board compensation previously available to them.

In December 2007, upon the recommendation of the Compensation Committee, the Board of Directors decided not to increase the base salaries of the named executive officers for 2008.  The Compensation Committee made this recommendation due to lower Company performance in 2007 and continued earnings pressure expected in 2008.

In December 2008, upon the recommendation of the Compensation Committee, the Board of Directors decided not to increase the base salaries of the named executive officers for 2009.  The Compensation Committee made this recommendation due to the Company’s performance in 2008, the continued deteriorating economy, the Company’s level of nonperforming assets and its earnings outlook for 2009.

Bonuses

The Company’s practice has been to award cash bonuses to management based upon various performance evaluations.  In recent years for executive management, the practice has been to subjectively assess the performance of the officer and the performance of the Company relative to annual budgeted expectations, long-term strategic objectives and peer benchmarks.

In December 2006, the Compensation Committee met to review the performance of the executive officers relative to annual budgeted expectations, long-term strategic objectives and peer benchmarks.  In summary, the Company was expecting to (i) report 10% earnings growth, (ii) report asset growth of 8-10%, and (iii) open new offices in Athens, Jacksonville and Snellville.  On the recommendation of the Compensation Committee, the Board of Directors approved a bonus equal to 60% of the base salary for Mr. Welsh and bonuses equal to 45% of the base salaries for the other named executive officers.  These bonuses represented the midpoint between the targeted and maximum percentages available for each officer.

In December 2007, the Compensation Committee reviewed the performance of the executive officers to determine their recommendation for cash bonuses.  Although the Company’s net income for 2007 would not compare to the record earnings recorded in either 2006 or 2005, the Compensation Committee determined that executive management continued to make progress towards certain strategic (non-financial) objectives.  In addition, the Compensation Committee determined that executive management had performed extremely well to date in managing the Company’s risk in a difficult operating environment.  On the recommendation of the Compensation Committee, the Board of Directors approved a bonus equal to 39% of the base salary for Mr. Welsh and bonuses equal to 31-35% of the base salaries for the other named executive officers.  These decreases from the prior year’s cash bonuses were in direct proportion to the decrease in earnings in 2007 as compared to 2006.

In December 2008, on the recommendation of the Compensation Committee, the Board of Directors decided not to pay bonuses to executive management due to the Company’s performance in 2008.

Equity Incentives

The form of equity compensation that the Company has historically used to award management is incentive stock options.  This form of compensation was selected because it aligns management’s objectives with that of the Company’s stockholders.  Incentive stock options also have traditionally received favorable accounting treatment for the Company and favorable tax treatment to the recipient.  However, with the implementation of Statement of Financial Accounting Standards No. 123(R) in 2006, the accounting treatment for stock options became less attractive.  As a result, the Compensation Committee is evaluating other potential methods of equity compensation for senior management.

In establishing equity awards, the equity ownership levels of the recipients or prior awards that are fully vested called “overhang” are generally not considered.  It is the Compensation Committee’s position that competitors who might try to hire away the Company’s officers would not give credit for equity ownership in the Company and, accordingly, to remain competitive the Compensation Committee cannot afford to give credit for that factor either.  However, the Compensation Committee has reviewed the level of equity overhang on the named executive officers and concluded that the overhang is low compared to data provided by its compensation consultants for the peer benchmarks and the industry as a whole.

In December 2007, Mr. Welsh provided a list of recommended incentive stock option grants for senior management (including the five named executive officers other than himself) to the Compensation Committee.  Primarily for the same reasons outlined above for bonuses, with the further recommendation of the Compensation Committee, the Board of Directors granted a total of 60,000 incentive stock options for senior management and an additional 9,500 incentive stock options for Mr. Welsh.  In January 2008, Mr. Welsh recommended a second list of incentive stock option grants for other members of management to the Compensation Committee.  Upon further recommendation of the Compensation Committee, the Board of Directors granted an additional 21,000 incentive stock options for senior management.  As with all options granted by the Company, the exercise price was set as the official closing price on NASDAQ on the date of grant and the grants have a five-year ratable vesting requirement.

Although there is no official policy, the Compensation Committee is sensitive to the timing of option grants and has chosen to not make equity grants at times when they have knowledge of material information about the Company that has not been made public.

There were no grants or awards made to the Company’s named executive officers under any equity compensation plan for the 2008 fiscal year due to the Company’s results of operations in 2008.

The following table summarizes in tabular form the unexercised stock option awards for the Company’s named executive officers outstanding as of the end of the last completed fiscal year.

Outstanding Equity Awards at Fiscal Year End
December 31, 2008

	Option Awards
Name	Option Grant Date 1	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
		(#)	(#)	($)

M. Burke Welsh, Jr.	08/09/00	3,060	-	10.724	08/09/102
	06/01/01	3,060	-	10.500	06/01/112
	09/26/01	17,386	-	10.392	09/26/112
	08/02/02	4,896	-	7.549	08/02/122
	03/29/05	6,120	4,080	13.853	03/29/152
	12/19/06	4,080	6,120	20.931	12/19/162
	12/18/07	1,938	7,752	13.461	12/18/172

Donald J. Torbert, Jr.	01/01/01	1,530	-	9.191	01/01/11
	09/26/01	10,548	-	10.392	09/26/11
	08/02/02	5,304	-	7.549	08/02/12
	03/29/05	4,284	2,856	13.853	03/29/15
	12/19/06	2,448	3,672	20.931	12/19/16
	12/18/07	1,530	6,120	13.461	12/18/17

R. Wesley Fuller	10/08/01	3,060	-	10.588	10/08/11
	08/02/02	8,568	-	7.549	08/02/12
	03/29/05	4,284	2,856	13.853	03/29/15
	12/19/06	2,448	3,672	20.931	12/19/16
	12/18/07	1,530	6,120	13.461	12/18/17

David H. Gould, Jr.	11/14/05	4,080	-	17.324	01/22/093
	12/19/06	1,224	-	20.931	01/22/093

George D. Henderson	01/01/02	3,570	-	9.814	01/01/12
	08/02/02	9,792	-	7.549	08/02/12
	12/19/06	816	1,224	20.931	12/19/16
	12/18/07	1,224	4,896	13.461	12/18/17

William L. Kane	11/08/05	4,080	-	16.657	01/22/093
	12/19/06	1,224	-	20.931	01/22/093

(1)
The listed stock option grants were approved by the Board of Directors under the Company’s 1999 Stock Option Plan to each of the named executive officers listed.  The option exercise prices are based on the closing price of the Company’s stock listed on NASDAQ on the grant date.  These options were granted subject to a five-year ratable vesting schedule.

(2)	Pursuant to the terms of the option agreement, these options will expire on July 5, 2009 as a result of the officer’s termination of employment with the Company.
(3)	Pursuant to the terms of the option agreements, these options expired on January 22, 2009 as a result of the officer’s termination of employment with the Company.

There were no exercises of stock options made by the Company’s named executive officers during the last completed fiscal year.

Perquisites and Other Benefits

The Compensation Committee periodically reviews the perquisites and other benefits available to executive management.  As reflected in the Summary Compensation Table, the aggregate cost of these perquisites and other benefits was $560,741 in 2008, $121,967 in 2007 and $124,314 in 2006 for the named executive officers.  Included in the 2008 total are $225,566 to Mr. Gould and $229,667 to Mr. Kane for severance payments related to their termination of employment with the Company.  Included in the 2006 total are $13,950 to Mr. Welsh and $300 to Mr. Gould for director and advisory board member fees.  As previously noted, these amounts are no longer being paid as additional compensation to Company employees serving as members of the Board of Directors after 2006.  Also in 2006, Mr. Gould received $11,784 as a rental allowance to offset his costs of relocating first to Valdosta and then to Jacksonville.  Other elements more fully described below include 401(k) plan matching and profit-sharing contributions, stock purchase program matching contributions and other employee and medical benefits.  Finally, since routine business travel and mobile telecommunications access are often necessary, the Company provides senior management (including the named executive officers) with monthly auto and cell phone allowances to compensate them for their use of personal assets for business purposes.

As mentioned above, the Company offers a 401(k) plan to eligible employees (including the named executive officers).   The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation.  In 2007, the Company matched 75 cents for every dollar contributed by a participant up to an annual threshold equal to the lesser of 6% of each participant’s eligible compensation or the limit established by the Internal Revenue Service for 401(k) plans.  The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors.  In the first quarter of 2007, approximately 3.5% of each participant’s eligible compensation was contributed as the discretionary profit sharing contributions for fiscal year 2006.  In the first quarter of 2008, approximately 3.0% of each participant’s eligible compensation was contributed as the discretionary profit sharing contributions for fiscal year 2007.  The Company did not contribute a discretionary profit sharing contribution for fiscal year 2008 in 2009.

The Company also offers an Employee and Director Stock Purchase Program to eligible employees (including the named executive officers) and directors as a convenient means of purchasing for long term investment, and not for short term speculative gain, the common stock of the Company and thereby promote interest in the Company’s continuing success, growth and development.  The program allows for a participant to purchase up to a maximum of $2,000 per year of the Company’s common stock with the Company matching 50% of the participant’s purchase.

Executive management is also eligible to participate in the Company’s other benefit plans on the same terms as other employees.  These plans include paid vacation leave, medical and dental insurance, annual physical examinations, employee assistance programs, employee and dependant group term life insurance, and employee and spousal disability insurance.

Potential Payments Upon Termination or Change in Control

The Company has employment agreements with Mr. Welsh, Mr. Torbert, Mr. Fuller and Mr. Henderson.  The terms of these agreements regarding potential payments upon termination or a change in control of the Company are essentially the same.  The executive management team has helped to build the Company into the successful franchise that it is today, and the Compensation Committee believes that it is important to protect these officers in the event of a change in control.  Further, it is the Compensation Committee’s belief that the interests of stockholders will be best served if the interests of executive management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of executive management to pursue potential change in control transactions that may be in the best interests of shareholders.  In aggregate, the Compensation Committee believes these potential change in control benefits are acceptable, as they represent approximately 3% of the market value of the Company’s common stock.  The information provided by Clark Consulting in 2006 indicated that investment bankers expect such change in control benefits to amount to 3% to 5% of the value of a typical merger transaction in the banking industry.  In May of 2008, the Compensation Committee negotiated new employment agreements for the named executive officers to address “best practice” suggestions made by Clark Consulting and to adopt recent tax law changes.

For purposes of the benefits provided in the existing agreements, a change in control is deemed to occur, in general, if (i) a shareholder or group of shareholders (with certain exceptions provided) acquires 25% or more of the Company’s or the Bank’s common stock, (ii) during any period of up to two years, individuals who, at the beginning of such period, are directors of the Company or the Bank cease to constitute at least a majority of the board of directors thereof (with certain exceptions provided), or (iii) the stockholders of the Company or the Bank approve a merger or consolidation of the Company or the Bank with any other corporation other than a merger or consolidation (with certain exceptions provided) where at least 51% of the combined voting power of the surviving entity is controlled by the Company or the Company’s stockholders.

In the event of a change in control of the Company followed by a (i) reduction in the officers’ compensation, (ii) material change in the officers’ status, office, title or reporting requirements, (iii) failure by the Company to increase the officers’ salary in accordance with established procedures, or (iv) required relocation by the officers of more than 50 miles from the officers’ current office,  Mr. Welsh was entitled to receive severance benefits in a lump sum cash amount equal to two and 99/100 (2.99) times his average annual compensation for the five calendar years preceding the date of the change in control, plus a gross up for potential excise taxes imposed by the Internal Revenue Code Section 280G if applicable.  Mr. Torbert and Mr. Fuller will be entitled to receive severance benefits in a lump sum cash amount equal to two times each officers’ total annual compensation for the fiscal year under the employment agreement in which his compensation was the highest, plus a gross up for potential excise taxes imposed by the Internal Revenue Code Section 280G if applicable.  Mr. Henderson will be entitled to receive severance benefits in a lump sum cash amount equal to two times his average annual compensation for the five calendar years preceding the date of the change in control, plus a gross up for potential excise taxes imposed by the Internal Revenue Code Section 280G if applicable.  Further, on the occurrence of a change in control of the Company, any unvested stock options previously granted to Mr. Welsh, Mr. Torbert, Mr. Fuller and Mr. Henderson will be accelerated and fully vested.

In the event that any of these executive officers’ employment is terminated (i) by the Company other than for “cause” (such as a material breach of the employment agreement, gross negligence or willful misconduct by the officer), or (ii) due to the Company’s breach of the employment agreement, Mr. Welsh was entitled to receive severance benefits in a lump sum cash amount equal to two times his average annual compensation for the five calendar years preceding the date of termination.  Mr. Torbert and Mr. Fuller will be entitled to receive severance benefits in a lump sum cash amount equal to two times their base salary. Mr. Henderson will be entitled to receive severance benefits in a lump sum cash amount equal to his average annual compensation for the five calendar years preceding the date of termination.

The employment agreements restrict the officers from, among other things, (i) disclosing confidential information, (ii) competing with the Company or the Bank within a defined territory for 12 months following termination, and (iii) employing any former employee of the Company or the Bank for 12 months following the employee’s termination.

Mr. Gould and Mr. Kane terminated employment with the Company on October 24, 2008.  They received severance payments of $225,566 to Mr. Gould and $229,667 to Mr. Kane related to their termination of employment with the Company.

The following table summarizes in tabular form the potential post-employment payments due to the executive officers with employment agreements upon termination or a change in control of the Company assuming those events occurred on the last business day of the last fiscal year.

Potential Payments Upon Termination or Change in Control
As of December 31, 2008

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason 1	After Change in Control Termination w/o Cause or for Good Reason 2	Voluntary Termination	Death or Disability	Change in Control
		($)	($)	($)	($)	($)

M. Burke Welsh, Jr.	Contract termination payment	731,342	1,093,356	-	-	-
	Stock option vesting acceleration 3	4,878	4,787	-	4,787	4,787
	IRC Sec. 280G excise tax gross-up	-	219,629	-	-	-
	Gross-up to officer for excise tax and income tax on the gross-up 4	-	268,435	-	-	-

	Total	736,129	1,586,207	-	4,787	4,787

Donald J. Torbert, Jr.	Contract termination payment	345,560	605,616	-	-	-
	Stock option vesting acceleration 3	3,455	3,455	-	3,455	3,455
	IRC Sec. 280G excise tax gross-up	-	121,814	-	-	-
	Gross-up to officer for excise tax and income tax on the gross-up 4	-	148,884	-	-	-

	Total	349,015	879,769	-	3,455	3,455

R. Wesley Fuller	Contract termination payment	345,560	608,060	-	-	-
	Stock option vesting acceleration 3	3,455	3,455	-	3,455	3,455
	IRC Sec. 280G excise tax gross-up	-	122,303	-	-	-
	Gross-up to officer for excise tax and income tax on the gross-up 4	-	149,481	-	-	-

	Total	349,015	883,299	-	3,455	3,455

George D. Henderson	Contract termination payment	172,799	345,598	-	-	-
	Stock option vesting acceleration 3	2,239	2,239	-	2,239	2,239
	IRC Sec. 280G excise tax gross-up	-	-	-	-	-
	Gross-up to officer for excise tax and income tax on the gross-up 4	-	-	-	-	-

	Total	175,038	347,837	-	2,239	2,239

(1)	The Company’s contractual obligation for terminating an officer’s employment agreement before a change in control event without cause is payable as a lump sum payment within 30 days of termination.
(2)	The Company’s contractual obligation for terminating an officer's employment agreement after a change in control event without cause is payable as a lump sum payment within 30 days of termination.
(3)	Value is calculated using the safe harbor valuation method outlined in Internal Revenue Bulletin 2003-34 and a $4.40 stock price as of December 31, 2008.
(4)	Assuming a 35% individual income tax rate.

Director Compensation

For the 2007 fiscal year, the directors of the Company were paid director's fees of $750 per meeting of the full Board of Directors, $300 per director committee meeting and a $1,000 quarterly retainer.  In addition, non-employee directors were granted 2,000 stock options as a non-cash retainer fee on the first business day of the 2007 fiscal year.

Since January 2008, the directors of the Company have been paid director’s fees of $1,000 per meeting of the full Board of Directors, $750 per meeting of the Audit Committee and $400 per meeting of the Compensation Committee, Governance Committee, Nominating Committee and Executive Committee (since formation in August 2008).  In addition, non-employee directors will be paid a $10,000 annual retainer and were granted 2,000 stock options as a non-cash retainer fee on the first business day of the 2008 fiscal year.  The Company will also begin paying annual Chairman and Committee Chairman retainers as follows:  Chairman of the Board of Directors $5,000; Audit Committee Chairman $8,000; Compensation Committee Chairman $1,200; Governance Committee Chairman $300; and Nominating Committee Chairman $300.

In February 2009, the Board of Directors approved a 25% reduction in all director fees and retainers for the remainder of 2009.  Since the formation of the Executive Committee in August 2008, its members have elected to suspend payment of the $400 per meeting fee until Company performance improves.

In April 2009, the Board of Directors approved a $10,000 per month fee to be paid to Thompson Kurrie, Jr. for his service as a Vice Chairman of the Board of Directors of the Company and the Bank.  He was also granted 50,000 stock options that vest based on the market performance of the Company’s stock price.

The following table summarizes in tabular form the compensation awarded to, earned by, or paid to the Company’s directors other than Mr. Welsh, whose compensation for services rendered as a director are reported in the Executive Officer Summary Compensation Table, for the last completed fiscal year.

Director Compensation Table
For the Fiscal Year Ended December 31, 2008

Name	Fees Earned or Paid in Cash	Option Awards 1	All Other Compen-sation		Total
	($)	($)	($)		($)

R. Bradford Burnette	38,900	6,990	165,087	2	210,977
Walter W. Carroll, II	34,850	5,334	-		40,184
James L. Dewar, Jr.	33,050	10,450	25,000	3	68,500
James W. Godbee, Jr.	16,317	-	-		16,317
Michael H. Godwin	36,250	10,450	-		46,700
James B. Lanier, Jr.	34,600	10,450	-		45,050
John E. Mansfield, Jr.	34,950	7,108	-		42,058
Kennith D. McLeod	44,028	10,450	-		54,478
Douglas W. McNeill	37,550	7,118	-		44,668
Paul E. Parker	35,350	10,450	-		45,800
F. Ferrell Scruggs, Sr.	31,550	10,450	-		42,000
Joe P. Singletary, Jr.	34,450	10,450	-		44,900
David K. Williams	48,000	2,368	-		50,368

(1)
As an annual retainer, the nonemployee members of the Board of Directors of the Company are granted 2,000 stock options on the first business day of each year that they serve on the Board of Directors.  The values disclosed in the table represent the expense of grants made during 2008 and prior grants that vested in 2008 under the Company’s 1999 Stock Option Plan and in accordance with FAS 123(R) as reflected in the Company’s financial statements.  For further discussion and details regarding the accounting treatment and underlying assumptions relative to stock-based compensation, see Note 17, “Stock Plans and Stock-based Employee Compensation,” of the notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The aggregate number of stock options outstanding for each director listed in the table as of December 31, 2008 follows: Mr. Burnette 23,460; Mr. Carroll 26,520; Mr. Dewar 28,560; Mr. Godbee 1,361; Mr. Godwin 12,240; Mr. Lanier 20,400; Mr. Mansfield 8,160; Mr. McLeod 8,976; Mr. McNeill 7,344; Mr. Parker 20,400; Mr. Scruggs 28,560; Mr. Singletary 28,560; and Mr. Williams 4,080.
(2)
The Company entered into a salary continuation agreement with Mr. Burnette while he was employed as an executive of the Company that would provide Mr. Burnette with $165,087 per year for 15 years commencing when Mr. Burnette turned age 65.  At December 31, 2008, the net present value of the remaining payments due to Mr. Burnette was $1,209,913 using a discount rate of 7.94%.

(3)
Includes $25,000 contributed by the Bank to Valdosta State University in 2008.  In 2005, the Board of Directors of the Bank authorized the Bank to pledge $500,000 to Valdosta State University in honor of Mr. Dewar’s parents, Mr. James L. Dewar, Sr., the founder of the Bank and the Company, and Mrs. Dorothy H. Dewar.  Mr. Dewar was not present during the deliberation and vote authorizing the pledge.  At December 31, 2008, a balance of $150,000 remained payable on the pledge.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the shares of the Company’s common stock owned as of March 31, 2009, (i) by each person who beneficially owned more than 5% of the shares of the Company’s common stock, (ii) by each of the Company’s directors, director nominees and named executive officers in the Summary Compensation Table, and (iii) by all of the Company’s directors, director nominees and executive officers as a group.

	Number of		Percentage
Name of Beneficial Owner (1)	Shares		Ownership (2)
R. Bradford Burnette	122,108	(3)	1.25

Walter W. Carroll, II	106,417	(4)	1.09

Dewar Family, L.P.	1,659,310	(5)	16.92

James L. Dewar, Jr.	1,702,823	(6)	17.36

R. Wesley Fuller	41,406	(7)	*

James W. Godbee, Jr.	4,348		*

Michael H. Godwin	10,530	(8)	*

George D. Henderson	23,391	(9)	*

Thompson Kurrie, Jr.	21,157	(10)	*

James B. Lanier, Jr.	34,446	(11)	*

John E. Mansfield, Jr.	111,361	(12)	1.14

Kennith D. McLeod	111,107	(13)	1.13

Douglas W. McNeill	31,846	(14)	*

Paul E. Parker	53,320	(15)	*

F. Ferrell Scruggs, Sr.	102,710	(16)	1.05

Joe P. Singletary, Jr.	150,756	(17)	1.54

Nicole S. Stokes	2,337	(18)	*

Donald J. Torbert, Jr.	33,945	(19)	*

David K. Williams	3,094	(20)	*

All directors, director nominees and executive officers as a group (17 persons)	2,667,105		27.20
* Less than 1 percent.

________________________________________
(1)
Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities owned by such person’s spouse, children or relatives living in the same household.  Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.  A person is also deemed to be a beneficial owner of any securities that such person has the right to acquire beneficial ownership of within 60 days.  For purposes of this table, we have not required that an option have an exercise price lower than the price of our common stock as of March 31, 2009 ($3.75) in order to qualify as a right to acquire the underlying stock into which it converts.  Unless otherwise indicated, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information as to beneficial ownership has been provided by the respective persons listed in the above table.

(2)
Based on 9,324,407 shares outstanding as of March 31, 2009 plus shares underlying outstanding stock options or warrants which are exercisable within 60 days of such date are deemed to be outstanding for purposes of calculating the percentage owned by such holder.

(3)
Includes 5,878 shares held by Mr. Burnette’s wife and 6,642 shares held for Mr. Burnette’s minor grandchildren by Mr. Burnette’s wife as custodian.  Mr. Burnette disclaims beneficial ownership of those shares held by his wife.  Also includes 16,320 options exercisable within 60 days.

(4)	Includes 1,171 shares held by Mr. Carroll’s wife, of which shares Mr. Carroll disclaims beneficial ownership. Also includes 22,848 options exercisable within 60 days.
(5)	The Dewar Family, L.P. is a limited partnership and Mr. Dewar, Jr., is its general partner. The mailing address is P.O. Box 2985, Valdosta, Georgia 31604.
(6)
Includes 1,659,310 shares owned by the Dewar Family, L.P.  Mr. Dewar, Jr. is a general partner of the Dewar Family, L.P. and possesses the sole power to vote all shares owned by the limited partnership.  Also includes 24,480 options exercisable within 60 days and 6,486 shares held by Mr. Dewar, Jr.’s wife.  Includes 1,020 shares held by Mr. Dewar, Jr.’s wife and stepchildren.  Mr. Dewar, Jr. disclaims beneficial ownership of the shares held by his wife and those held by his wife and stepchildren.  Mr. Dewar, Jr.’s mailing address is P. O. Box 2295, Valdosta, Georgia 31604.

(7)	Includes 21,318 options exercisable within 60 days. Also includes 236 shares held by Mr. Fuller’s minor children, over which shares Mr. Fuller has custodial power.
(8)	Includes 8,160 options exercisable within 60 days.
(9)	Includes 479 shares held by Mr. Henderson’s son, of which Mr. Henderson disclaims beneficial ownership. Also includes 15,402 options exercisable within 60 days.
(10)	Includes 18,360 options exercisable within 60 days.
(11)	Includes 16,320 options exercisable within 60 days.
(12)
Includes 98,461 shares held in a family partnership of which Mr. Mansfield has sole voting power.  Also, includes 4,080 options exercisable within 60 days and 1,582 shares held by Mr. Mansfield’s minor children over which shares Mr. Mansfield has custodial power.

(13)	Includes 33,782 shares held by Mr. McLeod’s wife of which shares Mr. McLeod disclaims beneficial ownership. Also includes 4,896 options exercisable within 60 days.
(14)	Includes 3,264 options exercisable within 60 days.
(15)	Includes 16,320 options exercisable within 60 days.
(16)
Includes 16,440 shares held by Mr. Scruggs’ wife, of which shares Mr. Scruggs disclaims beneficial ownership and 14,619 shares held by a family limited partnership.  Also includes 24,480 options exercisable within 60 days.

(17)
Includes 18,955 shares held by Mr. Singletary’s wife, of which shares Mr. Singletary disclaims beneficial ownership.  Includes 8,513 shares owned by Sing Bros., Inc., of which Mr. Singletary is the President, and 3,427 shares owned by Tripo, Inc., of which Mr. Singletary is also the President.  Also includes 24,480 options exercisable within 60 days.

18)	Includes 2,243 options exercisable within 60 days.
(19)	Includes 27,072 options exercisable within 60 days.
( (20)	Includes 816 options exercisable within 60 days.

Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans*
Equity Compensation Plans
Approved by Security Holders	699,218	$13.83	636,977

Equity Compensation Plans Not
Approved by Security Holders	n/a	n/a	n/a

*excluding securities reflected in the first column

In addition to the equity compensation plans approved by our stockholders, we have the Employee and Director Stock Purchase Program (the “SPP”).  The Bank, serving as the SPP custodian, uses funds contributed from employees and directors up to an amount specified in the SPP, matched by the Company at a rate of 50%, to purchase shares of our common stock.  A participant may request a distribution of his or her entire account at any time.  A participant’s participation in the SPP terminates immediately upon termination of employment or director status.  The SPP is administered by a committee appointed by the Board of Directors.  We may amend or terminate the SPP or suspend the employer matching contributions at any time.  For more information about the SPP, see Note 15 in the Notes to the Consolidated Financial Statements in Item 8 of the Company’s Annual Report or Form 10-K for the year ended December 31. 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain of the officers, directors and shareholders of the Company and the Bank, and affiliates of such persons, have from time to time engaged in banking transactions with the Bank.  Such persons are expected to continue these transactions in the future.  Any loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectibility or present other unfavorable features.  At December 31, 2008, loans outstanding to officers, directors, director nominees and shareholders of the Company named in this Proxy Statement and their affiliates amounted to an aggregate of $37,948,775.

In 2005, the Board of Directors of the Bank authorized the Bank to pledge $500,000 to Valdosta State University in honor of Mr. James L. Dewar, Sr., the founder of the Bank and the Company, and Mrs. Dorothy H. Dewar.  Mr. and Mrs. Dewar are the parents of James L. Dewar, Jr.  Mr. Dewar was not present during the deliberation and vote authorizing the pledge.  During 2008, the Bank contributed $25,000 towards satisfying the pledge.  At December 31, 2008, a balance of $150,000 remained on the pledge.

All related party transactions set forth above were subject to review by management and required approval by the Audit Committee or the disinterested directors of the Company. We believe that the terms for all of these related party transactions are at least as favorable as those that could be obtained from a third party.  All future related party transactions will require approval by the Audit Committee for potential conflict of interest situations, as permitted under NASDAQ Listing Standards Rule 4350(h).  The term "related party transaction" is generally defined as any transaction (or series of related transactions) in which the Company is a participant and the amount involved exceeds $120,000, and in which any director, director nominee, or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons will have a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITORS

Our Board of Directors, upon the recommendation of our Audit Committee, has appointed Mauldin & Jenkins as independent auditors for the fiscal year ending December 31, 2009.  Mauldin & Jenkins audited the consolidated financial statements of the Company for the 2008 fiscal year.  We have been advised that a representative of Mauldin & Jenkins will be present at the Annual Meeting, will be given an opportunity to speak, and will be available to answer appropriate questions.

Audit Fees

The aggregate fees billed and to be billed by Mauldin & Jenkins for professional services rendered for the audit of the Company’s annual financial statements for fiscal year 2008, the review and attestation of management’s assertions related to the Company’s internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q for such fiscal year were $132,500.  The aggregate fees billed by Mauldin & Jenkins for professional services rendered for the audit of the Company’s annual financial statements for fiscal year 2007, the review and attestation of management’s assertions related to the Company’s internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q for such fiscal year were $126,000.

Audit-Related Fees

There were no aggregate fees, other than those disclosed under the caption Audit Fees above, billed and to be billed by Mauldin & Jenkins for consultations regarding accounting standards, reporting issues and due diligence assistance services for fiscal year 2008.  The aggregate fees, other than those disclosed under the caption Audit Fees above, billed by Mauldin & Jenkins for assurance and related services reasonably related to the performance of the audit or review of the financial statements for fiscal year 2007 were $22,675.

Tax Fees

The aggregate fees billed and to be billed by Mauldin & Jenkins for professional services rendered for tax compliance, tax advice and tax planning were $20,980 for fiscal year 2008 and $19,850 for fiscal year 2007.  Such fees were principally paid for tax compliance services performed by Mauldin & Jenkins.

All Other Fees

There were no fees billed by Mauldin & Jenkins for professional services rendered other than as stated under the captions Audit Fees, Audit-Related Fees and Tax Fees above for fiscal year 2008 and for fiscal year 2007.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms) to be performed for the Company by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should be approved by the Audit Committee.  The Audit Committee approved 100% of the services performed by Mauldin & Jenkins in 2008.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits.

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAB BANKSHARES, INC.
Date: April 30, 2009
	By:	/s/Donald J. Torbert,. Jr.
Donald J. Torbert, Jr.
President and Interim Chief Executive Officer