Form 10-Q
period 2009-03-31
PAB BANKSHARES INC
filed 2009-05-11
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009 – Commission File Number 000-25422
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

The number of shares outstanding of the registrant’s common stock at April 30, 2009 was 9,324,407 shares.

i

PART I.  FINANCIAL INFORMATION

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$12,623,459	$18,104,521
Interest-bearing deposits in other banks	130,854,113	118,244,771
Federal funds sold	55,950	1,054,719
Investment securities	187,484,731	185,773,315

Loans	940,278,920	956,687,391
Allowance for loan losses	(20,403,002)	(19,373,625)
Net loans	919,875,918	937,313,766

Premises and equipment, net	19,682,727	19,984,288
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	12,407,038	12,302,586
Foreclosed assets	31,488,540	25,268,901
Other assets	26,610,662	26,071,460

Total assets	$1,347,067,742	$1,350,102,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$111,471,652	$91,114,337
Interest-bearing demand and savings	250,324,871	252,122,046
Time	743,501,714	780,466,875
Total deposits	1,105,298,237	1,123,703,258

Federal funds purchased and securities sold under agreements to repurchase	8,990,832	8,954,253
Advances from the Federal Home Loan Bank of Atlanta	105,601,722	109,703,917
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other borrowings	20,000,000	-
Other liabilities	6,173,364	5,830,761
Total liabilities	1,256,374,155	1,258,502,189

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized;9,324,407 and 9,324,407 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	24,309,689	24,225,407
Retained earnings	62,172,314	62,467,000
Accumulated other comprehensive income	2,994,519	3,691,270
Total stockholders' equity	90,693,587	91,600,742

Total liabilities and stockholders' equity	$1,347,067,742	$1,350,102,931

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Interest income:
Interest and fees on loans	$13,949,385	$16,656,796
Interest and dividends on investment securities:
Taxable	1,890,426	1,993,051
Nontaxable	230,157	327,583
Other interest income	80,691	53,046
Total interest income	16,150,659	19,030,476

Interest expense:
Interest on deposits	7,660,956	8,417,362
Interest on Federal Home Loan Bank advances	1,077,245	930,299
Interest on other borrowings	220,251	337,373
Total interest expense	8,958,452	9,685,034

Net interest income	7,192,207	9,345,442

Provision for loan losses	1,750,000	1,200,000
Net interest income after provision for loan losses	5,442,207	8,145,442

Other income:
Service charges on deposit accounts	816,028	904,905
Other fee income	437,532	447,683
Securities transactions, net	16,590	183,384
Gain (loss) on sale and write-down of other assets	(127,355)	(66,038)
Gain (loss) on derivative instruments	782,086	-
Other noninterest income	180,881	173,295
Total other income	2,105,762	1,643,229

Other expenses:
Salaries and employee benefits	4,639,771	5,012,102
Occupancy expense of premises	608,134	599,050
Furniture and equipment expense	504,340	524,515
Other noninterest expense	2,373,576	1,693,616
Total other expenses	8,125,821	7,829,283

Income (loss) before income tax expense	(577,852)	1,959,388
Income tax expense (benefit)	(283,166)	661,915

Net income (loss)	$(294,686)	$1,297,473

Earnings (loss) per common share:
Basic	$(0.03)	$0.14
Diluted	$(0.03)	$0.14

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net income (loss)	$(294,686)	$1,297,473

Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedges during the period, net of tax (benefit) of ($261,711) and $426,929	(508,027)	792,868
Reclassification adjustment for gains on cash flow hedge Included in net income, net of tax of $207,472 and $0	(402,739)	-
Unrealized holding gains on securities available for sale arising during the period, net of tax of $115,892and $749,081	224,964	1,391,152
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $5,641 and $64,184	(10,949)	(119,200)
	(696,751)	2,064,820

Comprehensive income (loss)	$(991,437)	$3,362,293

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009 (Unaudited) AND YEAR ENDED DECEMBER 31, 2008

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total

Balance, December 31, 2007	9,223,217	$1,217,065	$22,792,940	$72,822,852	$843,115	$97,675,972
Net loss	-	-	-	(5,911,265)	-	(5,911,265)
Other comprehensive income	-	-	-	-	2,848,155	2,848,155
Cash dividends declared,$0.24 per share	-	-	-	(2,195,622)	-	(2,195,622)
2% stock dividend declared	183,739	-	2,248,965	(2,248,965)	-	-
Stock acquired and cancelled under stock repurchase plan	(86,065)	-	(1,162,521)	-	-	(1,162,521)
Stock-based compensation	-	-	310,043	-		310,043
Stock options exercised	3,516	-	35,980	-	-	35,980
Balance, December 31, 2008	9,324,407	1,217,065	24,225,407	62,467,000	3,691,270	91,600,742
Net loss	-	-	-	(294,686)	-	(294,686)
Other comprehensive loss	-	-	-	-	(696,751)	(696,751)
Stock-based compensation	-	-	84,282	-	-	84,282
Balance, March 31, 2009	9,324,407	$1,217,065	$24,309,689	$62,172,314	$2,994,519	$90,693,587

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(294,686)	$1,297,473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	370,181	404,688
Provision for loan losses	1,750,000	1,200,000
Net realized gain on securities transactions	(16,590)	(183,384)
Loss on disposal of assets	127,355	66,038
Gain on derivative instruments	(782,086)	-
Stock-based compensation expense	84,282	89,583
Increase in cash value of bank-owned life insurance	(104,452)	(105,245)
Decrease in deferred compensation accrual	(51,190)	(42,082)
Net change in taxes receivable and taxes payable	(42,499)	666,915
Decrease in interest receivable	310,823	1,457,991
Decrease in interest payable	(96,860)	(132,624)
Net increase in prepaid expenses and other assets	(1,074,419)	(1,035,974)
Net increase (decrease) in accrued expenses and other liabilities	490,653	(1,253,065)
Net cash provided by operating activities	670,512	2,430,314

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(12,609,342)	(325,441)
(Increase) decrease in federal funds sold	998,769	(14,906,630)
Purchase of debt securities	(32,174,781)	(20,336,097)
Proceeds from sales of debt securities	22,326,382	17,567,701
Proceeds from calls of debt securities	3,712,000	16,042,927
Proceeds from maturities and paydowns of debt securities	5,076,712	3,590,661
Purchase of equity investments	(278,454)	(938,184)
Net (increase) decrease in loans	7,731,894	(15,858,872)
Purchase of premises and equipment	(333,011)	(119,317)
Proceeds from disposal of assets	1,868,894	1,127,543
Net cash used in investing activities	(3,680,937)	(14,155,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(18,405,021)	(8,045,268)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	36,579	(3,185,042)
Advances from the Federal Home Loan Bank	-	25,000,000
Payments on Federal Home Loan Bank advances	(4,102,195)	(7,153,374)
Dividends paid	-	(1,337,367)
Proceeds from other borrowings	20,000,000	-
Purchase of cash flow hedge derivative instruments	-	(456,000)
Acquisition of stock under stock repurchase plans	-	(933,364)
Net cash provided by (used in) financing activities	(2,470,637)	3,889,585

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net decrease in cash and due from banks	$(5,481,062)	$(7,835,810)

Cash and due from banks at beginning of period	18,104,521	29,451,700

Cash and due from banks at end of period	$12,623,459	$21,615,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$9,055,312	$9,817,658
Taxes	$(240,667)	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized gains on securities available for sale	$324,266	$1,956,849
Increase (decrease) in unrealized gain on cash flow hedges	$(1,379,949)	$1,219,797
Transfer of loans to foreclosed assets	$7,955,954	$2,049,707

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 3.  EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common shares.  Potential common shares consist of stock options.

The components used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008 follow.

	Three Months Ended March 31,
	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$(294,686)	$1,297,473

Weighted average common shares outstanding	9,324,407	9,364,691

Earnings (loss) per common share	$(0.03)	$0.14

Diluted earnings (loss) per share:
Net income (loss)	$(294,686)	$1,297,473

Weighted average common shares outstanding	9,324,407	9,364,691
Effect of dilutive stock options	-	58,915
Weighted average diluted common shares outstanding	9,324,407	9,423,606

Earnings (loss) per common share	$(0.03)	$0.14

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Accounting Policy for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161), amends and expands the disclosure requirements of FASB Statement No. 133  (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Condition as of March 31, 2009 and December 31, 2008.

	Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Interest Rate Products	Other Assets	$1,638,747	Other Assets	$3,992,797	Other Liabilities	-	Other Liabilities	-

Total derivatives designated as hedging instruments under SFAS 133		$1,638,747		$3,992,797		-		-

Derivatives not designated as hedging instruments under SFAS 133:

Interest Rate Products	Other Assets	$1,556,350	Other Assets	-	Other Liabilities	-	Other Liabilities	-

Total derivatives not designated as hedging instruments under SFAS 133		$1,556,350		-		-		-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate collars, caps, and floors as part of its interest rate risk management strategy.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the purchased floor and the payment of variable-rate amounts if interest rates rise above the cap rate on the sold cap. For hedges of the Company’s variable-rate borrowings, an interest rate cap is designated as cash flow hedge to protect the company against interest rate movements above the strike rate of the cap in exchange for an upfront premium.  As of March 31, 2009, the Company had one interest rate cap, one interest rate floor, and one interest rate collar with an aggregate notional amount of $100 million that were designated as cash flow hedges of interest rate risk.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

During the first quarter of 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based floating-rate loans, as well as variable cash outflows associated with the Company’s floating rate deposit accounts.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a component of other non-interest expense. During the three months ended March 31, 2009 and 2008, the Company recognized a gain of $616 and $0, respectively, for hedge ineffectiveness attributable to a mismatch between the floor notional and the aggregate principal amount of the designated loan pools. In addition, one of the Company’s $25 million interest rate collars failed to qualify for hedge accounting due to the paydown of the designated loan pools; accordingly, the changes in fair value of the collar during the three months ended March 31, 2009 of $89,200 has been recognized directly in earnings as a gain. The fair value of this collar at March 31, 2009 and its change in fair value during the three months ended March 31, 2009 are disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments under SFAS 133” throughout this footnote.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $1,531,784 will be reclassified as an increase to interest income and $92,499 will be reclassified as an increase to interest expense.  During the three months ended March 31, 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions related to one of the Company’s certain failed interest rate collar’s becoming probable not to occur.  The accelerated amount was a gain of $692,270.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  As of March 31, 2009, the Company had one outstanding derivative with a $25 million notional amount that failed to qualify for hedge accounting during the period ended March 31, 2009 and is, therefore, no longer designated as a hedge in a qualifying hedging relationship.  All changes in fair value during the period and any future changes in fair value will be recorded directly in earnings.  On April 23, 2009, the Company terminated two derivative instruments, including the derivative instrument that failed to qualify for hedge accounting treatment.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2009 and 2008.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$14,166	$1,887,797	Interest income	$1,478,092	$210,445	Other income	$616	-

Total	$14,166	$1,887,797		$898,496	$210,445		-	-

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2009	2008

Interest Rate Products	Other income	$89,200	-

Total		$89,200	-

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At March 31, 2009, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market value on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At March 31, 2009, there were 47,787 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,428,000 stock options to directors, employees, consultants and advisors of the Company.  At March 31, 2009, there were 621,585 shares available for grant and there were 651,778 options outstanding that were granted under the 1999 Stock Option Plan.

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

At March 31, 2009, there was approximately $719,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 3.30 years.

NOTE 6.  FAIR VALUE MEASUREMENTS

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
(Unaudited)

NOTE 6.  FAIR VALUE MEASUREMENTS (Continued)

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

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.  FAIR VALUE MEASUREMENTS (Continued)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$582,941	$186,901,790	$-	$187,484,731
Derivative financial instruments	-	3,195,097	-	$3,195,097
Total fair value of assets on a recurring basis	$582,941	$190,096,887	$-	$190,679,828

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.  FAIR VALUE MEASUREMENTS (Continued)

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the year ended March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying value at March 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total gains (losses) for the Quarter Ended March 31, 2009

Impaired loans	$-	$-	$56,016,044	$56,016,044	$-
Foreclosed assets	-	466,634	31,021,906	31,488,540	(123,364)
Total fair value of assets on a nonrecurring basis	$-	$466,634	$87,037,950	$87,504,584	$(123,364)

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

NOTE 7.  SUBSEQUENT EVENT

On May 1, 2009, the Office of the Comptroller of the Currency closed Silverton Bank, N.A. and the FDIC was named as receiver.  At March 31, 2009 the Company held 474 shares of Silverton Bank, N.A. common stock, with a net book value of $260,800.  Due to the events on May 1, 2009, the Company will record a loss on this investment of $260,800 during the second quarter of 2009.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” beginning on this page, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, asset quality and adequacy of loan loss reserves, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values; (4) continued weakness in the real estate market has adversely affected us and may continue to adversely affect us; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond and equity markets; (9) our ability to raise capital to protect against further deterioration in our loan portfolio may be limited due to unfavorable conditions in the equity markets; (10) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (11) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (12) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (13) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere.  Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Our operating subsidiary, The Park Avenue Bank, is a $1.3 billion community bank with 18 branches and two loan production offices in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to commercial and individual customers in our markets.  Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market.  Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our “South Georgia” market.  Our offices in Henry, Hall, Oconee, and Forsyth counties are collectively referred to as our “North Georgia” market.  Our offices in Marion and St. Johns counties are collectively referred to as our “Florida” market.  In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury”.  In January 2009, we closed our branch and loan production office in Snellville, Georgia and our branch in Jacksonville, Florida due to the economic downturn and disappointing results from these markets.

The tables below provide summary demographic data on each of our markets.

Market/ County	Number of Offices	Total Loans[1]	Total Deposits[1]	Market Share (%)[2]	Market Share Rank[2]

South Georgia
Lowndes	4	$250,259	$283,414	19.4	2
Cook	1	12,288	50,591	26.2	2
Decatur	3	45,495	118,656	32.2	1
Grady	1	11,940	25,880	6.7	5
Appling	1	15,483	40,649	16.0	4
Jeff Davis	1	10,406	53,900	28.0	2
Bulloch	2	35,880	61,580	4.6	6
	13	$381,751	$634,670
North Georgia
Henry	2	$231,627	$71,549	3.5	8
Hall	1	92,755	27,734	1.0	14
Oconee	1	47,684	14,856	1.8	8
Forsyth	1	57,323	13,761	-	-
	5	$429,389	$127,900

Florida
Marion	1	$31,474	$162,614	3.4	7
St. Johns	1	70,336	4,114	-	-
	2	$101,810	$166,728

____________________
[1]
Dollar amounts are presented in thousands as of March 31, 2009.  Amounts exclude $27.3 million in loans and $176.0 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

[2]	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2008.

Market/ County	Total Population[1]	Population Growth (%)[2]	Employment Growth (%)[3]	Unemployment Rate (%)[4]	Median 2008 Household Income ($)[5]

Selected Georgia Counties:
South Georgia:
Appling	18,038	3.6	0.0	8.5	36,331
Bulloch	67,761	21.0	0.3	7.0	36,805
Cook	16,608	5.3	(2.1)	10.7	33,143
Decatur	28,823	2.1	(1.4)	9.6	35,282
Grady	25,115	6.2	(3.7)	7.1	34,959
Jeff Davis	13,486	6.3	(3.3)	12.5	32,660
Lowndes	104,583	13.5	(0.9)	6.8	41,368
North Georgia:
Forsyth	168,060	70.8	0.0	5.8	95,141
Hall	184,814	32.7	0.5	6.5	57,026
Henry	191,502	60.5	0.0	7.1	73,113
Oconee	32,221	22.9	0.8	4.5	67,570

State of Georgia	9,685,744	18.3	(0.2)	7.3	56,752

Selected Florida Counties:
Marion	329,628	27.3	(0.5)	9.6	39,870
St. Johns	181,540	47.4	(0.3)	6.3	66,135

State of Florida	18,328,340	14.7	(0.6)	7.4	50,509

National Total	304,059,724	8.0	(0.5)	6.6	54,749

______
[1]	Estimated July 1, 2008 poulation provided by the U.S. Census Bureau.
[2]	Estimated percentage population change from 2000 to 2008 provided by the U.S. Census Bureau.
[3]
Total employment growth (not seasonally adjusted) for the Fourth Quarter 2008 year-to-date percentage change from the prior year’s year-to-date data provided by the Bureau of Labor Statistics Household Survey.

[4]	Unemployment rate (not seasonally adjusted) for the Fourth Quarter 2008 provided by the Bureau of Labor Statistics.
[5]	Based on actual 2008 market demographics provided by SNL Financial.

FINANCIAL CONDITION

During the three months ended March 31, 2009, our total assets decreased $3.0 million, or 0.9% on an annualized basis, to $1.35 billion.  Our loan portfolio decreased $16.4 million, or 7.0% on an annualized basis, to $940.3 million at March 31, 2009 from $956.7 million at December 31, 2008.  Total deposits decreased $18.4 million, or 6.6% on an annualized basis, to $1.105 billion at March 31, 2009 from $1.124 billion at December 31, 2008.  The decrease in total deposits is primarily the result of a $46.4 million decrease in brokered deposits and a $1.8 million decrease in interest-bearing demand and savings accounts, offset by a $20.3 million increase in noninterest-bearing deposits and a $9.5 million increase in retail in-market time deposits.  During the first quarter of 2009, the Bank issued $20 million of unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program.

The following table summarizes our loan and deposit portfolios classified by type and market as of March 31, 2009.

As of March 31, 2009	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$32,108	$48,402	$2,007	$17	$82,534
Agricultural (including loans secured by farmland)	33,826	4,510	6,335	-	44,671
Real estate – construction and development	75,844	177,219	58,851	2,949	314,863
Real estate - commercial	91,912	150,562	25,294	6,570	274,338
Real estate - residential	135,321	42,399	9,361	4,307	191,388
Installment loans to individuals and other loans	12,564	6,470	171	13,535	32,740
	381,575	429,562	102,019	27,378	940,534
Deferred loan fees and unearned interest, net	175	(173)	(208)	(49)	(255)
	381,750	429,389	101,811	27,329	940,279
Allowance for loan losses	(5,191)	(10,463)	(3,595)	(1,154)	(20,403)
Net loans	$376,559	$418,926	$98,216	$26,175	$919,876
Percentage of total	40.9%	45.5%	10.7%	2.9%	100.0%

Deposits
Noninterest-bearing demand	$73,408	$17,585	$6,263	$14,216	$111,472
Interest-bearing demand and savings	199,479	26,609	23,504	733	250,325
Retail time less than $100,000	188,001	48,866	93,691	296	330,854
Retail time greater than or equal to $100,000	126,799	28,491	43,270	208	198,768
Retail time placed in CDARs program	46,983	6,349	-	380	53,712
Brokered	-	-	-	160,167	160,167
Total deposits	$634,670	$127,900	$166,728	$176,000	$1,105,298
Percentage of total	57.4%	11.6%	15.1%	15.9%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $76.1 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

Since the second half of 2007, finished housing inventories and the supply of vacant developed lots have continued to increase in several of our markets in the Atlanta MSA as the number of home sales, new building permits and housing starts have decreased.  The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.  These statistics are based on estimated absorption rates using actual house sales compared to the number of houses for sale and housing starts and/or building permits compared to the number of vacant developed lots available.  The actual absorption periods may differ from these estimates given changes in the future volume of home sales and housing starts.

For the Quarter Ended	Mar-09	Dec-08	Sep-08	Jun-08	Mar-08	Mar-07	Mar-06

Housing Inventory:	(Number of Months Supply)
Henry County	12.7	14.0	13.8	13.1	12.6	9.3	8.6
Clayton County	16.7	15.1	11.5	9.9	9.3	12.5	7.7
Newton County	12.9	14.5	15.3	13.9	12.3	7.9	9.0
South Fulton County	9.7	9.5	9.3	9.2	9.1	7.5	8.2

Vacant Developed Lots Inventory:
Henry County	348.8	291.0	207.0	153.0	113.0	37.0	25.0
Clayton County	273.9	169.0	122.0	91.0	62.0	29.0	29.0
Newton County	399.9	326.0	210.0	142.0	93.0	29.0	22.0
South Fulton County	161.7	126.0	96.0	83.0	67.0	26.0	20.0

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Mar-09	Dec-08	Sep-08	Jun-08	Mar-08
	(Dollars In Thousands)
Commercial and financial	$82,534	$87,530	$91,401	$82,087	$83,343
Agricultural (including loans secured by farmland)	44,671	48,647	49,227	46,891	42,573
Real estate – construction and development	314,863	315,786	332,901	344,393	363,392
Real estate - commercial	274,338	276,645	281,781	275,962	241,165
Real estate - residential	191,388	196,306	195,439	181,169	179,091
Installment loans to individuals and other loans	32,740	32,084	32,075	33,237	25,704
	940,534	956,998	982,824	963,739	935,268
Deferred loan fees and unearned interest, net	(255)	(310)	(253)	(239)	(341)
Total loans	940,279	956,688	982,571	963,500	934,927
Allowance for loan losses	(20,403)	(19,374)	(20,240)	(14,303)	(13,875)
Net loans	$919,876	$937,314	$962,331	$949,197	$921,052

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Mar-09	Dec-08	Sep-08	Jun-08	Mar-08
Commercial and financial	8.78%	9.15%	9.30%	8.52%	8.91%
Agricultural (including loans secured by farmland)	4.75%	5.08%	5.01%	4.87%	4.55%
Real estate – construction and development	33.49%	33.01%	33.88%	35.74%	38.87%
Real estate - commercial	29.18%	28.92%	28.68%	28.64%	25.80%
Real estate - residential	20.35%	20.52%	19.89%	18.80%	19.16%
Installment loans to individuals and other loans	3.48%	3.35%	3.27%	3.45%	2.75%
	100.03%	100.03%	100.03%	100.02%	100.04%
Deferred loan fees and unearned interest, net	-0.03%	-0.03%	-0.03%	-0.02%	-0.04%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-2.17%	-2.03%	-2.06%	-1.48%	-1.48%
Net loans	97.83%	97.97%	97.94%	98.52%	98.52%

At March 31, 2009, the loan portfolio was $940.3 million compared to $956.7 million at December 31, 2008, a decrease of $16.4 million, or 1.7%.  Since December 31, 2004, the composition of the loan portfolio has shifted as commercial real estate mortgages decreased from 36.9% of our portfolio in 2004 to 29.2% at March 31, 2009, and construction and land development loans increased from 25.8% of our portfolio to 33.5% of our portfolio during that same time.  However, it should be noted that construction and land development loans have decreased from 38.3% of our portfolio at December 31, 2007.  This increase in construction and land development lending is largely the result of our decision in 2000 to expand into our North Georgia markets.  Of the $314.9 million in construction and development loans outstanding at March 31, 2009, $177.2 million, or 56.3%, were originated in our North Georgia offices.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	March 31, 2009		December 31, 2008		March 31, 2008
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$129,628	41.2%	$129,412	41.0%	$141,354	38.9%
Commercial and multi-family	95,669	30.4%	95,934	30.4%	106,894	29.4%
Construction
Residential:
1-4 family residential spec	17,019	5.4%	19,182	6.1%	41,590	11.4%
1-4 family residential pre-sold	112	0.1%	112	0.1%	1,281	0.4%
1-4 family residential other	21,356	6.8%	23,423	7.4%	26,095	7.2%
Commercial:
Commercial owner-occupied	2,297	0.7%	3,340	1.0%	6,496	1.8%
Commercial not owner-occupied	35,689	11.3%	27,038	8.5%	19,069	5.2%
Other:
Hotel/motel	8,554	2.7%	7,949	2.5%	10,389	2.9%
Multi-family properties	-	0.0%	-	0.0%	8,282	2.3%
Special purpose property	3,319	1.0%	6,538	2.1%	1,942	0.5%
Other	1,220	0.4%	2,858	0.9%	-	0.0%
Total construction and development loans	$314,863	100.0%	$315,786	100.0%	$363,392	100.0%
Percentage of total loans	33.5%		33.0%		38.9%

	March 31, 2009		December 31, 2008		March 31, 2008
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$42,075	15.3%	$41,617	15.0%	$33,017	13.7%
Retail	19,581	7.1%	21,062	7.6%	21,478	8.9%
Other	40,546	14.8%	40,413	14.6%	36,432	15.1%
Not owner-occupied:
Office	24,896	9.1%	25,425	9.2%	27,598	11.4%
Retail	35,586	13.0%	36,085	13.1%	34,613	14.4%
Other	24,198	8.8%	24,656	8.9%	25,082	10.4%
Other:
Hotel/motel	15,826	5.8%	15,812	5.7%	10,885	4.5%
Industrial	4,598	1.7%	4,677	1.7%	4,789	2.0%
Multi-family properties	22,822	8.3%	22,685	8.2%	12,374	5.1%
Special purpose property	39,459	14.4%	39,240	14.2%	34,897	14.5%
Other	4,751	1.7%	4,973	1.8%	-	0.0%
Total commercial real estate loans	$274,338	100.0%	$276,645	100.0%	$241,165	100.0%
Percentage of total loans	29.1%		28.9%		25.8%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Mar-09	Dec-08	Sep-08	Jun-08	Mar-08
	(Dollars In Thousands)
Noninterest-bearing demand	$111,472	$91,114	$101,417	$102,909	$97,029
Interest-bearing demand and savings	250,325	252,122	262,723	336,359	331,184
Retail time less than $100,000	330,854	328,329	323,377	292,981	298,799
Retail time greater than or equal to $100,000	198,768	198,845	182,491	175,914	179,316
Retail time placed in CDARs programs	53,712	46,690	18,343	-	-
Brokered	160,167	206,603	141,493	88,432	65,776
Total deposits	$1,105,298	$1,123,703	$1,029,844	$996,595	$972,104

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Mar-09	Dec-08	Sep-08	Jun-08	Mar-08
Noninterest-bearing demand	10.09%	8.11%	9.85%	10.33%	9.98%
Interest-bearing demand and savings	22.65%	22.44%	25.51%	33.75%	34.07%
Retail time less than $100,000	29.93%	29.22%	31.40%	29.40%	30.74%
Retail time greater than or equal to $100,000	17.98%	17.69%	17.72%	17.65%	18.44%
Retail time placed in CDARs program	4.86%	4.15%	1.78%	0.0%	0.0%
Brokered	14.49%	18.39%	13.74%	8.87%	6.77%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

RESULTS OF OPERATIONS

During the three months ended March 31, 2009 we incurred a net loss of $295,000, or ($0.03) per diluted share, as compared to net income of $1.3 million, or $0.14 per diluted share, during the same period in 2008.  The $1.6 million, or 122.7%, decrease in net income is the net result of a $2.2 million decrease in net interest income, a $550,000 increase in the provision for loan loss expense and a $297,000 increase in other expenses, offset by a $463,000 increase in other income and a $945,000 decrease in income tax expense.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended March 31, 2009 were -0.09% and -1.3%, respectively, compared to a 0.44% ROA and a 5.24% ROE for the same period in 2008.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended March 31, 2009, our net interest income on a taxable-equivalent basis was $7.3 million, a 23.2% decrease from the $9.5 million in net interest income for the first quarter of 2008.  The decrease in net interest income is due to a 15.0% decrease in interest income offset in part by a 7.5% decrease in interest expense.  During the first quarter of 2009, the average balance of our earning assets increased 12.9% compared to the same period in 2008.  The average balances of our interest-bearing liabilities increased by 16.2% to fund the asset growth.  The average yield on our earning assets decreased 168 basis points from 6.89% during the first quarter of 2008, to 5.21% for the first quarter of 2009.  The average rates paid for our funds decreased 77 basis points from 3.91% during the first quarter of 2008, to 3.14% for the first quarter of 2009.  As a result of these rate decreases, our net interest spread declined by 91 basis points from 2.98% during the first quarter of 2008, to 2.07% for the same period in 2009.

Net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the first quarter of 2009 was 2.34%, 6 basis points lower than our net interest margin of 2.40% for the fourth quarter of 2008, and 107 basis points lower than the 3.41% recorded for the first quarter of 2008.  The reduction in short-term interest rates during 2008 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  The reduction of interest income due to our nonperforming assets also negatively impacted the net interest margin by 32 basis points during the first quarter of 2009, compared to a 36 basis point impact in the fourth quarter of 2008 and a 28 basis point impact in the first quarter of 2008.  We do not expect our net interest margin in 2009 to increase back to 2008 levels, considering the increase in nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

The following table details the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2009 and 2008.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate in 2009 and a 35% Federal tax rate in 2008.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,		2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$947,030	$13,949	5.97%	$930,049	$16,657	7.20%
Investment securities:
Taxable	149,823	1,890	5.12%	151,172	1,993	5.30%
Nontaxable	23,358	354	6.15%	33,143	504	6.12%
Other short-term investments	146,099	81	0.22%	7,097	53	3.01%
Total interest-earning assets	$1,266,310	$16,274	5.21%	$1,121,461	$19,207	6.89%

Interest-bearing liabilities:
Demand deposits	$214,468	$291	0.55%	$305,907	$1,927	2.53%
Savings deposits	34,200	21	0.25%	35,342	76	0.86%
Time deposits	769,994	7,349	3.87%	533,563	6,415	4.84%
FHLB advances	108,705	1,077	4.02%	92,454	930	4.05%
Notes payable	21,199	183	3.50%	10,310	168	6.57%
Other short-term borrowings	8,931	37	1.69%	18,418	169	3.69%
Total interest-bearing liabilities	$1,157,497	$8,958	3.14%	$995,994	$9,685	3.91%

Interest rate spread			2.07%			2.98%

Net interest income		$7,316			$9,522

Net interest margin			2.34%			3.41%

Provision for Loan Losses
During the first quarter of 2009, we provided $1.75 million to our allowance for loan losses due to an increase in nonperforming loans, a decrease in the valuation of underlying collateral on previously recognized nonperforming loans  and further deterioration in residential real estate market conditions.  Additional provisions for loan losses in the second and third quarters of 2009 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality deteriorates from current levels or if we attempt to aggressively liquidate our collateral on these impaired loans under current market conditions.

For the first three months of 2009, we charged-off $838,000 in loans and recovered $117,000 in previously charged-off loans.  The $721,000 in net charge-offs for the quarter resulted in an annualized 0.31% ratio of net charge-offs to average loans, which is lower than our 2008 net charge-off ratio of 1.21%, but comparable to our five-year average net charge-off ratio of 0.33%.  At March 31, 2009, the allowance for loan losses as a percentage of total loans was 2.17%, compared to 2.03% at December 31, 2008.

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

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by Financial Accounting Standards Board (“FASB”) Statement No. 114, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  At March 31, 2009, we had $6.4 million in specific reserves on $61.8 million in individually evaluated impaired and other significant potential problem loans, compared to $3.4 million in specific reserves on $59.9 million in individually evaluated impaired and other significant potential problem loans at December 31, 2008 and $2.3 million in specific reserves on $16.3 million in individually evaluated impaired and other significant potential problem at December 31, 2007.  During the fourth quarter of 2008, we wrote down $5.8 million of our nonperforming loans.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 days or more.  The allowance factors are based on industry standards and supported by our own historical loss analysis.  At March 31, 2009, we had $7.3 million in general reserves allocated to $249.9 million rated and delinquent loans.  This is a slight decrease from the $7.4 million in general reserves allocated to $200.5 million rated and delinquent loans at December 31, 2008 and the $4.0 million reserved on a lower balance of $119.7 million rated and delinquent loans at December 31, 2007.

The third component of the allowance addresses general allowances on all loans not individually reserved due to impairment, rating or delinquency status.  These loans are divided into smaller homogenous groups based on loan type.  The allowances are determined by applying loss factors to each pool of loans with similar characteristics.  The factors used are based on historical loss percentages for each pool adjusted by current known and documented internal and external environmental factors.  The environmental factors considered in developing our loss measurements include:

•	lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices;

•	changes in international, national, regional and local economic and business conditions that affect the collectibility of the portfolio;

•	changes in the nature and volume of the loan portfolio;

•	experience, ability, and depth of lending management and other relevant staff;

•	levels of and trends in delinquencies and impaired loans;

•	changes in the quality of our loan review system;

•	value of underlying collateral for collateral-dependent loans;

•	existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	other external factors such as competition and legal and regulatory requirements.

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At March 31, 2009, we had $6.7 million in general reserves compared to $7.8 million at December 31, 2008 and $6.6 million December 31, 2007.  This 14% decrease in the general reserves at the end of the first quarter compared to December 31, 2008 is primarily due to the shift of general reserves into specific reserves on impaired loans.

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

Allocation of the Allowance for Loan Losses

As of	March 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
Commercial and financial	$1,355	8.8%	$1,382	9.1%	$229	8.6%	$972	8.1%

Agricultural (including loans secured by farmland)	90	4.7%	112	5.1%	1,029	4.5%	1,184	5.3%

Real estate – construction	13,393	33.5%	11,950	33.0%	8,383	38.2%	4,875	35.9%

Real estate – commercial	2,407	29.2%	2,552	28.9%	2,008	27.0%	2,276	31.1%

Real estate – residential	2,754	20.3%	2,417	20.5%	815	18.9%	547	17.4%

Consumer and other loans	200	3.5%	176	3.4%	215	2.8%	255	2.2%

Unallocated	204	N/A	785	N/A	227	N/A	897	N/A

Total	$20,403	100.0%	$19,374	100.0%	$12,906	100.0%	$11,006	100.0%

Summary of Loan Loss Experience

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for the quarter ended March 31, 2009 and each of the last three fiscal years ended December 31.

	Quarter ended March 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006

Balance at beginning of year	$19,373	$12,906	$11,006	$11,079
Charge-offs:
Commercial and financial	351	709	66	115
Agricultural (including loans secured by farmland)	-	-	10	-
Real estate – construction and development	293	8,023	324	24
Real estate – commercial	-	25	257	314
Real estate – residential	121	3,188	65	208
Installment loans to individuals and other loans	73	183	146	160
	838	12,128	868	821
Recoveries:
Commercial and financial	40	38	55	118
Agricultural (including loans secured by farmland)	39	38	56	41
Real estate – construction and development	3	2	-	-
Real estate – commercial	6	340	28	335
Real estate – residential	6	33	108	87
Installment loans to individuals and other loans	24	94	121	167
	118	545	368	748
Net charge-offs (recoveries)	720	11,583	500	73
Additions provided to the allowance charged to operations	1,750	18,050	2,400	-
Balance at end of year	$20,403	$19,373	$12,906	$11,006

Average balance of loans outstanding	$947,030	$955,253	$883,334	$792,278

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.31%	1.21%	0.06%	0.01%

Nonaccrual, Past Due and Restructured Loans
Our nonperforming loans increased $7.6 million, from $55.4 million at December 31, 2008 to $63.0 million at March 31, 2009, due primarily to the adverse economic and real estate market conditions in our North Georgia and Florida markets.  As a percentage of total loans, nonperforming loans increased 91 basis points to 6.70% at March 31, 2009 from 5.79% at December 31, 2008.  Approximately 62% of the loans on nonaccrual status at March 31, 2009 were construction and development loans, and these loans represented approximately 12% of our total portfolio of construction and development loans.

A schedule of our nonperforming loans at March 31, 2009 is presented in the following table.

Category	Net Carrying Value *	Collateral Description	Average Carrying Value/ Unit
Construction and Development	$10.5 million	9 parcels of undeveloped land totaling 468 acres	$14,200 per residential acre and $180,300 per commercial acre
Construction and Development	$13.3 million	467 residential lots	$28,600 per lot
1-4 Family Residential	$8.0 million	73 houses	$109,000 per house
Commercial Real Estate	$11.1 million	10 commercial properties	$1.1 million per property
Agriculture	$1.4 million	1 parcel of farm land totaling 223 acres	$6,500 per acre
Commercial and Industrial	$3.0 million	Non-real estate collateral	$378,000 per loan
Multi-Family Residential	$8.6 million	9 condominium units	$950,000 per unit
Consumer	$85,000	Non-real estate collateral	$5,000 per loan
* The term “net carrying value” represents the book value of the loan less any allocated allowance for loan losses.

The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans over the past five quarters.

As of Quarter End	Mar-09	Dec-08	Sep-08	Jun-08	Mar-08
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$62,653	$54,903	$43,471	$40,464	$26,090
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	19	206	4	332	13
Troubled debt restructurings not included above	311	311	9,808	9,808	-
Total nonperforming loans	$62,983	$55,420	$53,283	$50,604	$26,103

Ratio of nonperforming loans to total loans	6.70%	5.79%	5.42%	5.25%	2.79%

Reserves allocated to nonperforming loans:
Specific Reserves (FAS 114)	$6,179	$2,888	$9,905	$6,222	$2,241
General Reserves (FAS 5)	788	1,188	1,136	390	4,578
Total reserves allocated to nonperforming loans	$6,967	$4,076	$11,041	$6,612	$6,819

Total reserves allocated as a percentage of nonperforming loans	11.06%	7.35%	20.72%	13.07%	26.12%

The following table summarizes our nonperforming assets by type and market as of March 31, 2009.

	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$7,428	$48,643	$6,582	$-	$62,653
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-	-	19	19
Troubled debt restructurings not included above	-	311	-	-	311
Total nonperforming loans	$7,248	$48,954	$6,582	$19	$62,983
Foreclosed assets	1,727	29,102	660	-	31,489
Total nonperforming assets	$9,155	$78,056	$7,242	$19	$94,472
Ratio of nonperforming loans to total loans in market	1.91%	11.11%	6.46%	0.07%	6.70%
Ratio of nonperforming assets to total assets in market	2.30%	17.21%	6.89%	0.00%	7.01%

Potential Problem Loans
At March 31, 2009, we had $13.7 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 1.46% of total loans, representing a decrease from $21.6 million, or 2.25% at December 31, 2008.  Approximately 42% of the loans past due 30-89 days at March 31, 2009 were construction and development loans, and these loans represented approximately 1.8% of our total portfolio of construction and development loans.

Of the total delinquent loans discussed above, we have identified $5.8 million in potential problem loans that are not classified as nonperforming loans as of March 31, 2009, as compared to $9.8 million as of December 31, 2008.  These are all construction and land development loans that were past due 30 to 89 days at March 31, 2009 and December 31, 2008.  Potential problem loans are loans where known credit problems of the borrowers cause management to doubt the ability of such borrowers to comply with the present repayment terms.  These loans are at a higher risk of becoming nonperforming in future periods.

Other Real Estate Owned
Our foreclosed assets increased $7.9 million in the first quarter of 2009, from $25.3 million at December 31, 2008 to $31.5 million at March 31, 2009.  Due to economic conditions in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, we have decided to hold certain parcels of foreclosed assets rather than to force distressed sales of these properties in this market.

A schedule of the foreclosed properties held at March 31, 2009 is presented in the following table.

Category	Book Value	Description	Average Value/ Unit
Construction and Development	$5.8 million	7 parcels of undeveloped land totaling 657 acres	$8,900 per residential acre
Construction and Development	$8.0 million	324 residential lots	$24,600 per lot
1-4 Family Residential	$11.8 million	64 houses	$184,000 per house
Commercial Real Estate	$5.9 million	22 commercial properties	$267,000 per property

Other Income
A summary of noninterest income follows:

For the Three Months Ended March 31,	2009	2008
			Percent
	Amount	Amount	Change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$816	$905	-9.8%
Mortgage origination fees	197	206	-4.4%
ATM/ debit card fee income	189	175	8.0%
Securities transactions, net	17	183	-90.7%
Earnings on bank-owned life insurance	104	105	-1.0%
Gain (loss) on disposal of assets	(127)	(66)	92.4%
Gain on derivative instrument	782	-	-
Other noninterest income	128	135	-5.2%
Total noninterest income	$2,106	$1,643	28.2%

Noninterest income (annualized) as a percentage of average assets	0.63%	0.55%

Service charges on deposit accounts decreased during the first quarter of 2009 due to a $110,000 net decrease in NSF and overdraft fees, offset by a $21,000 increase in our basic service charge fee income on deposit accounts.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  However, we continue to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first quarter 2009, we incurred a loss of $123,000 on the sale of foreclosed assets and a $4,000 loss on the disposal of equipment.  This is compared to a loss of $58,000 on the sale of a parcel of foreclosed real estate and an $8,000 loss on the disposal of an ATM machine during the first quarter of 2008.

During the first quarter of 2009, we recorded a $782,000 gain on our hedging activities, while we did not have any recorded gain on hedging activities during the first quarter of 2008.

Other Expenses
A summary of noninterest expense follows:

For the Three Months Ended March 31,	2009	2008
			Percent
	Amount	Amount	Change
	(Dollars In Thousands)
Noninterest expenses:
Salaries and wages	$4,131	$4,236	-2.5%
Deferred loan costs	(371)	(388)	-4.4%
Employee benefits	880	1,164	-24.4%
Net occupancy expense of premises	608	599	1.5%
Furniture and equipment expense	504	525	-4.0%
Advertising and business development	96	182	-47.3%
Supplies and printing	96	110	-12.7%
Telephone and internet charges	172	202	-14.9%
Postage and courier	134	162	-17.3%
Legal and accounting fees	128	113	13.3%
Deposit insurance	216	28	671.4%
Director fees and expenses	177	174	1.7%
Service charges and fees	148	175	-15.4%
Foreclosure and repossession expenses	703	79	789.9%
Other noninterest expense	504	468	7.7%
Total noninterest expense	$8,126	$7,829	3.8%

Noninterest expense (annualized) as a percentage of average assets	2.43%	2.64%

Noninterest expense increased 3.8% from $7.8 million in the first quarter of 2008 to $8.1 million in the first quarter of 2009.  However, as a percentage of average assets, noninterest expense improved from 2.64% at March 31, 2008 to 2.43% at March 31, 2009.

Salaries and wages expense and employee benefits decreased 2.5% for the first quarter of 2009 compared to the same period in 2008 due to the reduction of our staff from 321 full time equivalent employees at March 31, 2008 to 287 full time equivalent employees at March 31, 2009.  The decreases in salary due to these reductions were offset by a one-time severance accrual of $730,000 in the first quarter of 2009 related to the retirement of our President and Chief Executive Officer.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

Advertising and business development expenses, office supplies and printing charges and telephone and internet fees decreased from the first quarter of 2008 to the first quarter of 2009 due to cost-saving awareness and efforts among our locations to reduce noninterest expenses.  The decrease in postage and courier fees is due to a reduction in our courier’s schedule as part of our cost-saving awareness efforts.

Service charges and fees were higher in the first quarter of 2008, compared to the first quarter of 2009, due to expenses related to our remote deposit product that we incurred in the first quarter of 2008.

 Foreclosure and repossession expenses increased significantly from the first quarter of 2008 to the first quarter of 2009 due to the increased level of foreclosed assets owned by the Company.  These increased expenses include property taxes, repairs and maintenance, insurance and legal and collection expenses.

Our deposit insurance premiums increased from $28,000 during the first quarter of 2008 to $216,000 in the first quarter of 2009 due to rate increases from the FDIC.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 49.0% and 33.8% for the three-month periods ended March 31, 2009 and 2008, respectively.  There is a difference between the effective rate and the statutory federal rate of 35% due primarily to income earned on tax-exempt municipalities, earnings on the cash value of our bank-owned life insurance and state income taxes.

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

At March 31, 2009, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 24.6%, compared to 23.9% at December 31, 2008.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first quarter of 2009, we utilized the $20.0 million proceeds from the issuance of a three year unsecured debt at an interest rate of 2.74% under the FDIC’s Temporary Liquidity Guarantee Program and the $16.4 million decrease in loans to fund the  $18.4 decrease in deposits, the $4.1 million decrease in advances from the FHLB and the $13.3 million increase in liquid assets.

Contractual Obligations
Summarized below are our contractual obligations as of March 31, 2009.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$105,602	$20,631	$30,821	$31,659	$22,491
Senior Unsecured Debt	20,000	-	20,000	-	-
Operating Lease Obligations	1,668	352	623	382	311
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$137,580	$20,983	$51,444	$32,041	$33,112

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2009 and December 31, 2008 are as follows:

	Mar-09	Dec-08
Commitments to extend credit	$138,201,000	$147,187,000
Standby letters of credit	$4,311,000	$4,134,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  In April 2009, we terminated the two Prime rate collar contracts.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at March 31, 2009 was not material.

Stockholders’ Equity
Stockholders’ equity represented 6.7% of total assets at March 31, 2009, a slight decrease compared to 6.8% at December 31, 2008.  Total stockholders’ equity decreased $907,000, or 1.0%, since December 31, 2008.  This decrease is primarily the result of our net loss of $295,000 and a $696,000 decrease in accumulated other comprehensive gains, offset by our stock based compensation expense of $84,000.  We did not declare a dividend in the first quarter of 2009, compared to a $0.145 per common share cash dividend declared during the first quarter of 2008.  In setting our dividend on a quarterly basis, we evaluate our capital adequacy and the quality of our earnings, and we estimate our capital requirements and our earnings outlook for the next year. Based on these evaluations, we suspended our quarterly dividends on our Common Stock in the third quarter of 2008, and we do not intend to pay a Common Stock dividend in 2009 due to continued pressure on earnings and capital.

The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At March 31, 2009, the Company and the Bank were in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at March 31, 2009.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	10.5%	10.5%	8.0%
Tier 1 Capital to Risk Weighted Assets	9.2%	9.2%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	6.8%	6.8%	4.0%

On March 5, 2009, we entered into investment agreements with certain purchasers to purchase shares of our Series A Preferred Stock (the “Private Placement”).  The Private Placement raised in the aggregate approximately $10,305,000.  Under the terms of the investment agreements, the purchasers agreed to purchase 10,305 shares of the Company’s Series A Preferred Stock at a purchase price of $1,000 per share.  The Series A Preferred Stock will be convertible into shares of Common Stock and upon conversion of the Series A Preferred Stock, holders will receive warrants to purchase shares of Common Stock equal to 30% of the aggregate value of the Series A Preferred Stock.  The initial conversion price for the Series A Preferred Stock is $3.00, subject to adjustment.  The warrants will have an exercise price equal to $3.75 (which represents 125% of the conversion price of the Series A Preferred Stock).  The Series A Preferred Stock ranks senior to the Common Stock in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Company.  The proceeds of the Private Placement will be held by the Bank in escrow until the satisfaction or waiver of a number of conditions, including that the Bank’s total risk-based capital ratio equals or exceeds twelve percent (12%). In calculating the Bank’s risk-based capital ratio, we must exclude any funds received or held in escrow pursuant to the Private Placement.  In the event we are unable to achieve this capital ratio by June 30, 2009, the Company and the purchasers in the Private Placement will enter into a 120-day negotiation period to negotiate the terms of a Stand-By Purchase Agreement whereby the initial purchasers would purchase the Company’s Common Stock in an aggregate value equal to the amount of Series A Preferred Stock subscribed for under the Private Placement.  A majority of the purchasers in the Private Placement were officers, directors and affiliates of the Company.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.  The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our  Annual Report on Form 10-K for the year ended December 31, 2008.  The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.  Management has discussed these critical accounting policies with the Audit Committee.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have a material impact on our earnings or financial position as of or for the quarter ended March 31, 2009.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At March 31, 2009, our one-year management-adjusted gap ratio of 0.98 was within our policy guidelines.  This is a significant improvement compared to our one-year gap position of 1.25 three years ago at March 31, 2006.

We have reduced the level of asset-sensitivity on the Company’s balance sheet in recent years in an effort to better mitigate our interest rate risk in a declining interest rate environment.  We have accomplished this by conscientiously lengthening the duration of our earning assets, shortening the duration of our deposits and other borrowings and utilizing off-balance sheet derivative instruments to further hedge against interest rate risk in a declining interest rate environment.

The table below shows our contractual maturity gap at March 31, 2009.  A positive maturity gap (a gap ratio > 1.00) occurs when more assets are maturing than liabilities for any given time period, and generally equates to a lower liquidity risk.  A negative maturity gap (a gap ratio < 1.00) for any given time period results in a higher liquidity risk and could indicate potential liquidity problems exist.

Cumulative Maturity Gap Analysis
	3-Month	6-Month	1-Year
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$245,339	$375,879	$550,672
Rate Sensitive Liabilities (RSL)	166,715	314,886	523,720
RSA minus RSL (Gap)	$78,624	$60,993	$26,952

Maturity Gap Ratio (RSA/RSL)	1.47	1.19	1.05

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$690,428	$757,962	$826,851
Rate Sensitive Liabilities (RSL)	455,273	603,445	816,909
RSA minus RSL (Gap)	$235,155	$154,517	$9,942

Gap Ratio (RSA/RSL)	1.52	1.26	1.01

Management-Adjusted
Rate Sensitive Assets (RSA)	$694,219	$763,074	$835,313
Rate Sensitive Liabilities (RSL)	464,667	621,419	849,884
RSA minus RSL (Gap)	$229,552	$141,655	$(14,571)

Gap Ratio (RSA/RSL)	1.49	1.23	0.98

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates has on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 20% using this analysis.  As of March 31, 2009, the simulation model projected net interest income would increase 9.29% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income would decrease 0.86% over the next year if market rates immediately fell by 25 basis points.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	16.79%	28.55%
+200 bps	14.65%	18.73%
+100 bps	8.45%	9.29%
-25 bps	-0.86%	-0.86%

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

ITEM 1A.  RISK FACTORS

The closing of the Private Placement and the receipt of the funds in connection therewith is conditioned upon the Bank’s total risk-based capital ratio being equal to or exceeding 12%.

In addition to customary closing conditions, the closing of the Private Placement will not occur and the Series A Preferred Stock will not be issued until the Bank’s total risk-based capital ratio equals or exceeds 12%.  In calculating the Bank’s risk-based capital ratio, we must exclude any funds received or held in escrow pursuant to the Private Placement.  In the event we are unable to achieve this capital ratio by June 30, 2009, the Company and the purchasers in the Private Placement will enter into a 120-day negotiation period to negotiate the terms of a purchase agreement (the “Stand-By Purchase Agreement”) whereby the initial purchasers would purchase the Company’s Common Stock in an aggregate value equal to the amount of Series A Preferred Stock subscribed to under the Private Placement.  There are no guarantees that the Company and the purchasers in the Private Placement will come to an agreement on the terms of the Stand-By Purchase Agreement within the 120-day negotiation period.  If the Company and the purchasers in the Private Placement do not consummate the Stand-By Purchase Agreement within the 120-day negotiation period, the $10,305,000 currently being held in escrow will be returned to the purchasers in the Private Placement.

Other than as provided above, there has not been any material change in the risk factors disclosure from that contained in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

As described above under “Liquidity and Capital Resources,” the Company is conducting an offering of 10,305 shares of its Series A Preferred Stock to purchasers through a private placement in reliance upon an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, afforded by Section 4(2) thereunder, and, in particular, the safe harbor provisions afforded by Regulation D, as promulgated thereunder. Each of the purchasers has represented to the Company that he or she is an “accredited investor” as defined in Rule 501(a) of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1	Form of Investment Agreement

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: May 11, 2009	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
President and Interim Chief Executive Officer
(principal executive officer of the registrant)

Date: May 11, 2009	By:	/s/ Nicole S. Stokes
Nicole S. Stokes
Senior Vice President and Chief Financial Officer
(principal financial officer of the registrant)