Form 10-Q
period 2009-06-30
PAB BANKSHARES INC
filed 2009-08-10
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009 – Commission File Number 000-25422

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at July 31, 2009 was 9,324,407 shares.

i

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Cash and due from banks	$11,892,123	$18,104,521
Interest-bearing deposits in other banks	118,608,522	118,244,771
Federal funds sold	3,651	1,054,719
Investment securities	148,566,804	185,773,315

Loans	919,697,759	956,687,391
Allowance for loan losses	(19,718,564)	(19,373,625)
Net loans	899,979,195	937,313,766

Premises and equipment, net	19,332,547	19,984,288
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	12,583,977	12,302,586
Foreclosed assets	37,416,572	25,268,901
Other assets	22,647,577	26,071,460

Total assets	$1,277,015,572	$1,350,102,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$108,973,319	$91,114,337
Interest-bearing demand and savings	245,459,170	252,122,046
Time	681,949,640	780,466,875
Total deposits	1,036,382,129	1,123,703,258

Federal funds purchased and securities sold under agreements to repurchase	10,810,164	8,954,253
Advances from the Federal Home Loan Bank of Atlanta	105,449,531	109,703,917
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other borrowings	20,000,000	-
Other liabilities	5,650,414	5,830,761
Total liabilities	1,188,602,238	1,258,502,189

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 9,324,407 and 9,324,407 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	24,376,241	24,225,407
Retained earnings	62,513,852	62,467,000
Accumulated other comprehensive income	306,176	3,691,270
Total stockholders' equity	88,413,334	91,600,742

Total liabilities and stockholders' equity	$1,277,015,572	$1,350,102,931

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest income
Interest and fees on loans	$14,029,302	$15,140,028	$27,978,687	$31,796,825
Interest and dividends on investment securities:
Taxable	1,834,927	1,901,665	3,725,354	3,894,714
Nontaxable	153,645	335,506	383,802	663,089
Other interest income	72,329	82,924	153,020	135,969
Total interest income	16,090,203	17,460,123	32,240,863	36,490,597

Interest expense
Interest on deposits	6,725,648	7,461,664	14,386,604	15,879,025
Interest on Federal Home Loan Bank advances	1,074,253	928,070	2,151,499	1,858,370
Interest on other borrowings	304,098	207,878	524,348	545,250
Total interest expense	8,103,999	8,597,612	17,062,451	18,282,645

Net interest income	7,986,204	8,862,511	15,178,412	18,207,952

Provision for loan losses	2,000,000	1,050,000	3,750,000	2,250,000
Net interest income after provision for loan losses	5,986,204	7,812,511	11,428,412	15,957,952

Other income
Service charges on deposit accounts	865,949	977,822	1,681,978	1,882,726
Other fee income	591,199	446,966	1,028,731	894,649
Securities transactions, net	755,910	16,833	772,500	200,217
Gain (loss) on sale and write-down of other assets	(394,216)	(42,405)	(521,570)	(108,443)
Gain (loss) on derivative instruments	386,825	-	1,168,911	-
Other noninterest income	280,878	172,568	461,758	345,862
Total other income	2,486,545	1,571,784	4,592,308	3,215,011

Other expenses
Salaries and employee benefits	4,035,349	4,524,952	8,675,123	9,537,056
Occupancy expense of premises	579,146	648,465	1,187,280	1,247,515
Furniture and equipment expense	497,783	521,613	1,002,122	1,046,128
Other noninterest expense	2,989,310	1,496,083	5,362,886	3,189,694
Total other expenses	8,101,588	7,191,113	16,227,411	15,020,393

Income (loss) before income tax expense (benefit)	371,161	2,193,182	(206,691)	4,152,570
Income tax expense (benefit)	29,623	729,641	(253,543)	1,391,555

Net income	$341,538	$1,463,541	$46,852	$2,761,015

Earnings per common share
Basic	$0.04	$0.16	$0.01	$0.30
Diluted	$0.04	$0.15	$0.01	$0.29

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$341,538	$1,463,541	$46,852	$2,761,015

Other comprehensive loss:
Unrealized loss on cash flow hedge during the period, net of tax of $366,368 and $451,660 for the quarter and $569,642 and $24,731 for the year to date	(711,186)	(838,798)	(1,105,775)	(45,930)
Reclassification adjustment for gains on cash flow hedge included in net income, net of tax of $131,521 and $0 for the quarter and $397,430 and $0 for the year to date	(255,304)	-	(771,481)	-
Unrealized holding losses on securities available for sale arising during the period, net of tax benefit of $622,445 and $1,521,996 for the quarter and $514,113 and $772,915 for the year to date	(1,230,512)	(2,826,567)	(997,988)	(1,435,415)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $264,569 and $5,892 for the quarter and $262,650 and $70,076 for the year to date	(491,341)	(10,941)	(509,850)	(130,141)
	(2,688,343)	(3,676,306)	(3,385,094)	(1,611,486)

Comprehensive income (loss)	$(2,346,805)	$(2,212,765)	$(3,338,242)	$1,149,529

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2007	9,223,217	$1,217,065	$22,792,940	$72,822,852	$843,115	$97,675,972
Net loss	-	-	-	(5,911,265)	-	(5,911,265)
Other comprehensive income	-	-	-	-	2,848,155	2,848,155
Cash dividends declared, $0.24 per share	-	-	-	(2,195,622)	-	(2,195,622)
2% stock dividend declared	183,739	-	2,248,965	(2,248,965)	-	-
Stock acquired and cancelled under stock repurchase plan	(86,065)	-	(1,162,521)	-	-	(1,162,521)
Stock-based compensation	-	-	310,043	-	-	310,043
Stock options exercised	3,516	-	35,980	-	-	35,980
Balance, December 31, 2008	9,324,407	1,217,065	24,225,407	62,467,000	3,691,270	91,600,742
Net income	-	-	-	46,852	-	46,852
Other comprehensive loss	-	-	-	-	(3,385,094)	(3,385,094)
Stock-based compensation	-	-	150,834	-	-	150,834
Balance, June 30, 2009	9,324,407	$1,217,065	$24,376,241	$62,513,852	$306,176	$88,413,334

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,852	$2,761,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	744,790	836,656
Provision for loan losses	3,750,000	2,250,000
Net realized gain on securities transactions	(772,500)	(200,217)
Loss on disposal of assets	521,570	108,643
Stock-based compensation expense	150,834	173,192
Increase in cash value of bank-owned life insurance	(281,391)	(210,507)
Increase (decrease) in deferred compensation accrual	36,566	(81,724)
Net realized gain on derivative instruments	(1,168,911)	-
Net change in taxes receivable and taxes payable	2,619,494	(398,445)
Decrease in interest receivable	379,655	1,438,752
Decrease in interest payable	(189,250)	(337,869)
Net increase in prepaid expenses and other assets	(1,763,912)	(1,914,662)
Net decrease in accrued expenses and other liabilities	(27,663)	(1,134,353)
Net cash provided by operating activities	4,046,134	3,290,481

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(363,751)	(47,868)
Decrease in federal funds sold	1,051,068	183,854
Purchase of debt securities	(44,313,619)	(32,221,423)
Proceeds from sales of debt securities	55,856,184	24,417,488
Proceeds from calls of debt securities	10,532,000	16,102,927
Proceeds from maturities and paydowns of debt securities	13,778,104	7,360,948
Purchase of equity investments	(284,256)	(1,211,083)
Redemption of equity investments	94,700	452,100
Net (increase) decrease in loans	17,238,686	(47,300,029)
Purchase of premises and equipment	(559,382)	(496,708)
Proceeds from disposal of assets	4,154,394	1,965,735
Net cash provided by (used in) investing activities	57,184,128	(30,794,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(87,321,129)	16,445,574
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,855,911	(2,997,973)
Advances from the Federal Home Loan Bank	-	31,000,000
Payments on Federal Home Loan Bank advances	(4,254,386)	(17,298,438)
Proceeds from other borrowings	20,000,000
Proceeds from termination of cash flow hedge derivative instrument	2,276,944
Dividends paid	-	(2,664,626)
Proceeds from the exercise of stock options	-	35,980
Acquisition of stock under stock repurchase plans	-	(1,162,521)
Purchase of cash flow hedge derivative instrument	-	(786,000)
Net cash provided by (used in) financing activities	(67,442,660)	22,571,996

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Net decrease in cash and due from banks	$(6,212,398)	$(4,931,582)

Cash and due from banks at beginning of period	18,104,521	29,451,700

Cash and due from banks at end of period	$11,892,123	$24,520,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$17,251,701	$18,620,514
Taxes	$(2,873,037)	$1,795,000

NONCASH INVESTING AND FINANCING TRANSACTIONS
Decrease in unrealized gains on securities available for sale	$(2,284,602)	$(2,408,547)
Decrease in unrealized gain on cash flow hedge	$(2,844,328)	$(70,660)
Transfer of loans to foreclosed assets	$16,345,885	$4,296,125

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 3.  INVESTMENT SECURITIES

A summary of the amortized cost and approximate fair value of investment securities, with gross unrealized gains and losses, follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U.S. Government sponsored agencies	$21,685,860	$203,901	$(105,085)	$21,784,676
State and municipal securities	13,917,719	65,774	(839,470)	13,144,023
Mortgage-backed securities	97,823,242	1,736,906	(632,130)	98,928,018
Corporate debt securities	5,502,202	50,940	(507,259)	5,045,883
Equity securities	9,657,550	6,654	-	9,664,204
	$148,586,573	$2,064,175	$(2,083,944)	$148,566,804

December 31, 2008
U.S. Government sponsored agencies	$34,425,092	$878,996	$(947)	$35,303,141
State and municipal securities	31,591,669	151,276	(1,381,782)	30,361,163
Mortgage-backed securities	100,306,541	3,196,157	(89,246)	103,413,452
Corporate debt securities	7,456,382	69,975	(561,857)	6,964,500
Equity securities	9,728,798	2,261	-	9,731,059
	$183,508,482	$4,298,665	$(2,033,832)	$185,773,315

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.  INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities as of June 30, 2009, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Equity securities have a perpetual life and no stated maturity; therefore, these securities and the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due from one to five years	2,260,415	2,144,417
Due from five to ten years	8,869,391	8,814,742
Due after ten years	29,975,976	29,015,424
Mortgage-backed securities	97,823,241	98,928,017
Equity securities	9,657,550	9,664,204
	$148,586,573	$148,566,804

Securities with a carrying value of $99,840,491 and $109,607,145 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

Realized gains and losses on securities transactions, determined using the specific identification method, are included in earnings on the settlement date.  Gains and losses on sales and calls of investment securities for the three and six month periods ended June 30, 2009 and 2008 consist of the following:

	Three Months ended June 30,		Six Months ended June 30
	2009	2008	2009	2008
Gross gains on securities transactions	$1,051,551	$22,730	$1,398,762	$251,341
Gross losses on securities transactions	(295,641)	(5,897)	(626,262)	(51,124)
Net realized gain (loss) on securities transactions	$755,910	$16,833	$772,500	$200,217

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.  INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category, at June 30, 2009 and December 31, 2008.  At June 30, 2009 there was one mortgage-backed security issued by U.S. Government sponsored agencies, twelve municipal securities and three corporate debt securities in the investment portfolio that have been in a continuous unrealized loss position for twelve months or longer.  As management has the intent and ability to hold the securities until maturity, or the foreseeable future, and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, none of the declines in value are deemed to be other than temporary.

	Less than Twelve Months		Twelve Months or Longer
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$6,900,256	$105,085	$-	$-
State and municipal securities	3,236,877	188,680	4,713,321	650,790
Mortgage-backed securities	34,318,518	610,082	667,736	22,048
Corporate debt securities	-	-	1,994,943	507,259
Equity securities	-	-	-	-
Total temporarily impaired securities	$44,455,651	$903,847	$7,376,000	$1,180,097

December 31, 2008
U.S. Government sponsored agencies	$3,019,053	$947	$-	$-
State and municipal securities	18,905,887	1,298,823	875,407	82,959
Mortgage-backed securities	2,176,031	8,209	1,606,997	81,037
Corporate debt securities	2,491,548	534,776	470,462	27,081
Equity securities	-	-	-	-
Total temporarily impaired securities	$26,592,519	$1,842,755	$2,952,866	$191,077

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

The components used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2009 and 2008 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income	$341,538	$1,463,541	$46,852	$2,761,015

Weighted average common shares outstanding	9,324,407	9,328,241	9,324,407	9,346,466

Earnings per common share	$0.04	$0.16	$0.01	$0.30

Diluted earnings per share:
Net income	$341,538	$1,463,541	$46,852	$2,761,015

Weighted average common shares outstanding	9,324,407	9,328,241	9,324,407	9,346,466
Effect of dilutive stock options	-	47,945	-	54,246
Weighted average diluted common shares outstanding	9,324,407	9,376,186	9,324,407	9,400,712

Earnings per common share	$0.04	$0.15	$0.01	$0.29

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Condition as of June 30, 2009 and December 31, 2008.

	Asset Derivatives				Liability Derivatives
	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Products	Other Assets	$60,315	Other Assets	$3,992,797	Other Liabilities	-	Other Liabilities	-

Total derivatives designated as hedging instruments under SFAS 133		$60,315		$3,992,797		-		-

Derivatives not designated as hedging instruments under SFAS 133:

Interest Rate Products	Other Assets	-	Other Assets	-	Other Liabilities	-	Other Liabilities	-

Total derivatives not designated as hedging instruments under SFAS 133		-		-		-		-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate collars, caps, and floors as part of its interest rate risk management strategy.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the purchased floor and the payment of variable-rate amounts if interest rates rise above the cap rate on the sold cap. For hedges of the Company’s variable-rate borrowings, an interest rate cap is designated as cash flow hedge to protect the company against interest rate movements above the strike rate of the cap in exchange for an upfront premium.  As of June 30, 2009, the Company had one interest rate cap and one interest rate floor with an aggregate notional amount of $75 million that were designated as cash flow hedges of interest rate risk.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

During 2009, such derivatives were used to hedge the variable cash inflows associated with existing pools of prime-based floating-rate loans, as well as variable cash outflows associated with the Company’s floating rate deposit accounts.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a component of other non-interest expense. During the three and six months ended June 30, 2009 the Company recognized a loss of $21,970 and $21,354, respectively, for hedge ineffectiveness attributable to a mismatch between the floor notional and the aggregate principal amount of the designated loan pools. No gain or loss was recognized for hedge ineffectiveness during 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $412,696 will be reclassified as an increase to interest income and $127,633 will be reclassified as an increase to interest expense.  During the six months ended June 30, 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions related to the Company’s two interest rate collars becoming probable not to occur.  The accelerated amount for the three and six months ended June 30, 2009 was a gain of $603,123 and $1,295,393 respectively.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company did not have any outstanding derivatives as of June 30, 2009 that failed to qualify for hedge accounting.  During the three month period ended June 30, 2009, the Company terminated a $25 million notional collar that failed to qualify for hedge accounting; accordingly, the changes in fair value of the collar during the three and six months ended June 30, 2009 of $204,394 and $151,194, respectively, has been recognized directly in earnings as a loss.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2009 and 2008.

Derivatives in SFAS 133	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Three Months Ended June 30,		Income (Effective	Three Months Ended June 30,		from Effectiveness	Three Months Ended June 30,
Relationships	2009	2008	Portion)	2009	2008	Testing)	2009	2008

Interest Rate Products	$(109,626)	$(553,688)	Interest Income	$718,333	$406,769	Other Income	$(21,970)	-
			Other Income	603,123
Total	$(109,626)	$(553,688)		$1,321,456	$406,769		$(21,970)	-

Derivatives in SFAS 133	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Six Months Ended June 30,		Income (Effective	Six Months Ended June 30,		from Effectiveness	Six Months Ended June 30,
Relationships	2009	2008	Portion)	2009	2008	Testing)	2009	2008

Interest Rate Products	$(60,029)	$1,334,109	Interest Income	$1,478,092	$617,214	Other Income	$(21,354)	-
			Other Income	1,295,393
Total	$(60,029)	$1,334,109		$2,773,485	$617,214		$(21,354)	-

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Effect of Derivative Instruments on the Income Statement (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended June 30,
Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	2009	2008

Interest Rate Products	Other Income / Expense	$(270,274)	-

Total		$(270,274)	-

		Amount of Gain or (Loss) Recognized in Income on Derivative Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	2009	2008

Interest Rate Products	Other Income / Expense	$(137,150)	-

Total		$(137,150)	-

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At June 30, 2009, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At June 30, 2009, there were 47,787 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,428,000 stock options to directors, employees, consultants and advisors of the Company.  The 1999 Stock Option Plan expires in 2016.  At June 30, 2009, there were 609,345 shares available for grant and there were 664,018 options outstanding that were granted under the 1999 Stock Option Plan.

At June 30, 2009, there was approximately $643,000 of unrecognized compensation cost related to stock-based payments that is expected to be recognized over a weighted-average period of 3.20 years.

NOTE 7.  FAIR VALUE MEASUREMENTS

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$587,104	$147,979,699	$-	$148,566,803
Derivative financial instruments	-	60,315	-	60,315
Total assets at fair value	$587,104	$148,040,014	$-	$148,627,118

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the three and six months ended June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying value at June 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the three months ended June 30, 2009	Total losses for the six months ended June 30, 2009

Impaired loans	$-	$-	$63,843,400	$63,842,400	$-	$-
Foreclosed assets	-	7,826,199	29,585,873	37,412,072	(394,216)	(517,579)
Total fair value of assets on a nonrecurring basis	$-	$7,826,199	$93,429,273	$101,255,472	$(394,216)	$(517,579)

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair value of the Company's financial instruments as of June 30, 2009 and December 31, 2008 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$130,504,000	$130,504,000	$137,404,000	$137,404,000
Investment securities	148,567,000	148,567,000	185,773,000	185,773,000
Loans, net	899,979,000	903,586,000	937,314,000	940,533,000
Cash flow hedge derivative instrument	60,000	60,000	3,993,000	3,993,000
Deposits	1,036,382,000	1,041,521,000	1,123,703,000	1,134,568,000
Federal funds purchased and securities sold under agreements to repurchase	10,810,000	10,810,000	8,954,000	8,954,000
Advances from the FHLB	105,450,000	103,440,000	109,704,000	106,847,000
Other borrowings	20,000,000	20,000,000	-	-
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTE 8.  SEGMENT REPORTING

The Company has four reportable segments, the South Georgia market, the North Georgia market, the Florida market and the Treasury segment.  The South Georgia market includes the Company’s locations in Lowndes County, Cook County, Decatur County, Appling County, Bulloch County, Jeff Davis County and Grady County.  The North Georgia market includes the Company’s locations in Henry County, Hall County, Oconee County, Forsyth County and Gwinnett County.  The Florida market includes the Company’s locations in Marion County, St. Johns County and Duval County.  The Treasury segment includes the administrative and operational support facilities of the Company, such as accounting, internal audit, credit administration, marketing, information technology, human resources and operations.  All four segments derive revenues from the delivery of financial services, which include commercial loans, mortgage loans, consumer loans and deposit accounts.  The South Georgia, North Georgia and Florida markets are managed as separate business units because of their different geographic areas and the Treasury segment is managed separately because it provides support services to the other markets.

The Company evaluates performance and allocates resources based on profit or loss from operations.  There are no material intersegment sales or transfers.  Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense.    The Company uses a funds transfer pricing system to credit or charge the segments with the economic value or cost of the funds the segments create or use.  The accounting policies used by each reportable segment are the same as those discussed in Note 2.  All costs have been allocated to the reportable segments, therefore, combined segment amounts agree to the consolidated totals.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  SEGMENT REPORTING (Continued)

	South Georgia	North Georgia	Florida	Treasury	Total
	(In thousands)
Three Months ended June 30, 2009
Net interest income	3,909	2,994	474	609	7,986
Provision for loan losses	284	1,914	(87)	(111)	2,000
Noninterest income	1,076	(193)	24	1,580	2,487
Noninterest expense	2,539	1,846	438	3,279	8,102
Income tax expense (benefit)	735	(326)	50	(429)	30
Net income (loss)	1,427	(633)	97	(550)	341
Total assets	388,704	452,081	102,409	333,822	1,277,016

Three Months ended June 30, 2008
Net interest income	4,525	3,189	856	293	8,863
Provision for loan losses	(1,809)	237	231	2,391	1,050
Noninterest income	1,151	33	40	348	1,572
Noninterest expense	2,358	1,227	507	3,099	7,191
Income tax expense (benefit)	1,743	598	54	(1,665)	730
Net income (loss)	3,384	1,160	104	(3,184)	1,464
Total assets	404,232	462,296	104,920	250,920	1,222,368

Six Months ended June 30, 2009
Net interest income	7,682	5,512	1,240	744	15,178
Provision for loan losses	1,783	5,084	835	(3,952)	3,750
Noninterest income	2,030	(200)	59	2,703	4,592
Noninterest expense	4,739	3,506	905	7,077	16,227
Income tax expense (benefit)	1,085	(1,115)	(150)	(74)	(254)
Net income (loss)	2,105	(2,163)	(291)	396	47

Six Months ended June 30, 2008
Net interest income	8,992	6,683	1,799	734	18,208
Provision for loan losses	(1,388)	1,968	319	1,351	2,250
Noninterest income	2,198	69	85	863	3,215
Noninterest expense	4,994	2,718	1,058	6,250	15,020
Income tax expense (benefit)	2,654	723	177	(2,163)	1,392
Net income (loss)	4,930	1,343	330	(3,841)	2,761

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  SUBSEQUENT

Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to August 6, 2009, the date these financial statements were available to be issued, for potential recognition or disclosure in these financial statements.

On July 14, 2009, the Company and the Bank entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Atlanta (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Department”).  The Agreement is based on the findings of the Federal Reserve and the Department during an examination conducted as of January 19, 2009 (the “Examination”).  Since the completion of the Examination, the Boards of Directors of the Company and the Bank have aggressively taken steps to address the findings of the Examination.  The Company and the Bank have taken an active role in working with the Federal Reserve and the Department to improve the condition of the Bank and have addressed many of the items included in the Agreement.

Under the terms of the Agreement, the Bank will prepare and submit written plans and/or reports to the regulators that address the following items: strengthening the Bank’s credit risk management practices; improving loan underwriting and loan administration; improving asset quality, including improving the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.  While the Agreement remains in place, the Company and the Bank may not pay dividends and the Company may not increase debt or redeem any shares of its stock without the prior written consent of the regulators.  Further, the Bank will comply with applicable laws and regulations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” beginning on this page, are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, asset quality, projected growth, capital position, our plans regarding our nonperforming assets, business opportunities in our markets and economic conditions, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values; (4) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8)our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen: (9) adverse changes may occur in the bond and equity markets; (10) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (11) restrictions or conditions imposed by our regulators on our operations, including the terms of our written agreement with the Federal Reserve Board, may make it more difficult for us to achieve our goals; (12) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (13) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our operating subsidiary, The Park Avenue Bank, is a $1.28 billion community bank with 18 branches and two loan production offices in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to commercial and individual customers in our markets.  Competition, regulation, credit risk and interest rate risk are the primary factors that we must manage in order to be successful.

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

The tables below provide summary demographic data on each of our markets.

Market/ County	Number of Offices	Total Loans1	Total Deposits1	Market Share (%)2	Market Share Rank2

South Georgia
Lowndes	4	$240,280	$264,221	19.4	2
Cook	1	12,575	47,888	26.2	2
Decatur	3	47,244	109,033	32.2	1
Grady	1	13,328	25,468	6.7	5
Appling	1	14,879	39,294	16.0	4
Jeff Davis	1	9,791	52,561	28.0	2
Bulloch	2	34,160	59,964	4.6	6
	13	$372,257	$598,429
North Georgia
Henry	2	$221,844	$68,570	3.5	8
Hall	1	91,297	28,582	1.0	14
Oconee	1	46,227	13,476	1.8	8
Forsyth	1	54,663	11,877	-	-
	5	$414,031	$122,505

Florida
Marion	1	$30,433	$163,152	3.4	7
St. Johns	1	68,467	1,064	-	-
	2	$98,900	$164,216

_________________________
1
Dollar amounts are presented in thousands as of June 30, 2009.  Amounts exclude $34.5 million in loans and $151.2 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

2	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2008.

					Median 2008
Market/	Total	Population	Employment	Unemployment	Household
County	Population1	Growth (%)2	Growth (%)3	Rate (%)4	Income ($)5

Selected Georgia Counties:
South Georgia:
Appling	17,975	3.19	(5.0)	9.2	36,331
Bulloch	67,245	20.12	(5.1)	8.3	36,805
Cook	16,662	5.65	(5.1)	12.2	33,143
Decatur	29,732	5.28	(5.1)	11.9	35,282
Grady	25,305	6.96	(5.1)	9.2	34,959
Jeff Davis	13,235	4.34	(5.2)	13.2	32,660
Lowndes	104,738	13.70	(5.2)	7.8	41,368
North Georgia:
Forsyth	175,192	78.03	(5.3)	7.8	95,141
Hall	186,789	34.11	(5.2)	8.6	57,026
Henry	202,104	69.35	(5.3)	8.7	73,113
Oconee	34,510	31.59	(5.1)	5.6	67,570

State of Georgia	9,932,949	21.33	(5.3)	9.1	56,752

Selected Florida Counties:
Marion	341,870	32.04	(5.2)	12.0	39,870
St. Johns	188,194	52.84	(5.2)	8.1	66,135

State of Florida	19,021,613	19.02	(4.3)	9.3	50,509

National Total	309,731,508	10.06	(3.5)	8.8	54,749

FINANCIAL CONDITION

During the six months ended June 30, 2009, our total assets decreased $73.0 million, or 10.9% on an annualized basis, to $1.28 billion.  Our loan portfolio decreased $37.0 million, or 7.8% on an annualized basis, to $919.7 million at June 30, 2009 from $956.7 million at December 31, 2008.  Total deposits decreased $87.3 million, or 15.7% on an annualized basis, to $1.036 billion at June 30, 2009 from $1.124 billion at December 31, 2008.  The decrease in total deposits is primarily the result of a $72.5 million decrease in brokered deposits, a $26.0 million dollar decrease in retail-in-market time deposits and a $6.7 million decrease in interest-bearing demand and savings accounts, offset by a $17.2 million increase in noninterest-bearing deposits.  During the first quarter of 2009, the Bank issued $20 million of 3-year unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program.

_______________________________
1	Estimated 2009 poulation provided by SNL Financial.
2	Estimated percentage population change from 2000 to 2009 provided by SNL Financial.
3
Total employment growth (not seasonally adjusted) for the Second Quarter 2009 year-to-date percentage change from the prior year’s year-to-date data provided by the Bureau of Labor Statistics Household Survey.

4	Unemployment rate (not seasonally adjusted) for the First Quarter 2009 provided by the Bureau of Labor Statistics.
5	Based on actual 2008 market demographics provided by SNL Financial.

The following table summarizes our loan and deposit portfolios classified by type and market as of June 30, 2009.

	South	North
As of June 30, 2009	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$30,994	$45,485	$2,024	$6,096	$84,599
Agricultural (including loans secured by farmland)	35,931	3,360	6,483	-	45,774
Real estate - construction	74,154	158,161	56,024	2,610	290,949
Real estate - commercial	93,038	157,735	25,062	9,896	285,731
Real estate - residential	126,164	43,651	9,334	3,925	183,074
Installment loans to individuals and other loans	11,795	5,799	137	12,059	29,790
	372,076	414,191	99,064	34,586	919,917
Deferred loan fees and unearned interest, net	181	(160)	(164)	(76)	(219)
	372,257	$414,031	$98,900	$34,510	$919,698
Allowance for loan losses	(5,143)	(10,917)	(3,229)	(430)	(19,719)
Net loans	$367,114	403,114	95,671	34,080	899,979
Percentage of total	40.8%	44.8%	10.6%	3.8%	100.0%

Deposits
Noninterest-bearing demand	$71,983	$18,579	$3,517	$14,894	$108,973
Interest-bearing demand and savings	194,395	25,803	24,496	765	245,459
Retail time less than $100,000	180,185	46,699	93,479	471	320,834
Retail time greater than or equal to $100,000	121,188	27,730	42,724	210	191,852
Retail time placed in CDARs program	30,678	3,694	-	818	35,190
Brokered	-	-	-	134,074	134,074
Total deposits	$598,429	$122,505	$164,216	$151,232	$1,036,382
Percentage of total	57.7%	11.8%	15.9%	14.6%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $76.7 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

With approximately 17% of our loan portfolio concentrated in residential construction and development loans and an additional 20% of our loan portfolio in residential mortgages, we continuously monitor and evaluate economic trends in our residential real estate markets. Since the second half of 2007, finished housing inventories and the supply of vacant developed lots have continued to increase in several of our markets in the Atlanta MSA as the number of home sales, new building permits and housing starts have decreased.  The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.  These statistics are based on estimated absorption rates using actual house sales compared to the number of houses for sale and housing starts and/or building permits compared to the number of vacant developed lots available.  The actual absorption periods may differ from these estimates given changes in the future volume of home sales and housing starts.

For the Quarter Ended	Jun-09	Mar-09	Dec-08	Sep-08	June-08	Jun-07	Jun-06
	(Number of Months Supply)
Housing Inventory:
Henry County	11.9	12.7	14.0	13.8	13.1	10.1	8.4
Clayton County	18.5	16.7	15.1	11.5	9.9	13.1	10.2
Newton County	10.4	12.9	14.5	15.3	13.9	8.6	9.0
South Fulton County	8.7	9.7	9.5	9.3	9.2	8.4	8.4

Vacant Developed Lots Inventory:
Henry County	362.9	348.8	291.0	207.0	153.0	46.0	27.0
Clayton County	436.8	273.9	169.0	122.0	91.0	30.0	25.0
Newton County	410.3	399.9	326.0	210.0	142.0	36.0	22.0
South Fulton County	192.7	161.7	126.0	96.0	83.0	35.0	19.0

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Jun-09	Mar-09	Dec-08	Sep-08	Jun-08
	(Dollars in Thousands)
Commercial and financial	$84,599	$82,534	$87,530	$91,401	$82,087
Agricultural (including loans secured by farmland)	45,774	44,671	48,647	49,227	46,891
Real estate - construction	290,949	314,863	315,786	332,901	344,393
Real estate - commercial	285,731	274,338	276,645	281,781	275,962
Real estate - residential	183,074	191,388	196,306	195,439	181,169
Installment loans to individuals and other loans	29,790	32,740	32,084	32,075	33,237
	919,917	940,534	956,998	982,824	963,739

Deferred loan fees and unearned interest, net	(219)	(255)	(310)	(253)	(239)
	919,698	940,279	956,688	982,571	963,500
Allowance for loan losses	(19,719)	(20,403)	(19,374)	(20,240)	(14,303)
	$899,979	$919,876	$937,314	$962,331	$949,197

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Jun-09	Mar-09	Dec-08	Sep-08	Jun-08
Commercial and financial	9.20%	8.78%	9.15%	9.30%	8.52%
Agricultural (including loans secured by farmland)	4.98%	4.75%	5.08%	5.01%	4.87%
Real estate - construction	31.63%	33.49%	33.01%	33.88%	35.74%
Real estate - commercial	31.07%	29.18%	28.92%	28.68%	28.64%
Real estate - residential	19.90%	20.35%	20.52%	19.89%	18.80%
Installment loans to individuals and other loans	3.24%	3.48%	3.35%	3.27%	3.45%
	100.02%	100.03%	100.03%	100.03%	100.02%
Deferred loan fees and unearned interest, net	-0.02%	-0.03%	-0.03%	-0.03%	-0.02%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-2.14%	-2.17%	-2.03%	-2.06%	-1.48%
Net loans	97.86%	97.83%	97.97%	97.94%	98.52%

At June 30, 2009, our loan portfolio was $919.7 million compared to $956.7 million at December 31, 2008, a decrease of $37.3 million, or 4.0%.  Since December 31, 2004, the composition of the loan portfolio has shifted as commercial real estate mortgages decreased from 36.9% of our portfolio in 2004 to 31.1% at June 30, 2009, and construction and land development loans increased from 25.8% of our portfolio to 31.6% of our portfolio during that same time.  However, it should be noted that construction and land development loans have decreased from 38.3% of our portfolio at December 31, 2007.  This increase in construction and land development lending was largely the result of our decision in 2000 to expand into our North Georgia markets.  The more recent decrease in construction and development loans is due to management’s conscious efforts to reduce the concentration risk in our loan portfolio.  Of the $290.9 million in construction and development loans outstanding at June 30, 2009, $158.2 million, or 54.4%, were originated in our North Georgia offices.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	June 30, 2009		December 31, 2008		June 30, 2008
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$119,476	41.1%	$129,412	41.0%	$132,885	38.6%
Commercial and multi-family	95,245	32.7%	95,934	30.4%	103,772	30.1%
Construction:
1-4 family residential spec	12,547	4.3%	19,182	6.1%	32,985	9.6%
1-4 family residential pre-sold	162	0.1%	112	0.1%	965	0.3%
1-4 family residential other	20,701	7.1%	23,423	7.4%	29,165	8.5%
Commercial owner-occupied	2,007	0.7%	3,340	1.0%	5,123	1.5%
Commercial not owner-occupied	28,938	9.9%	27,038	8.5%	25,233	7.3%
Hotel/motel	4,080	1.4%	7,949	2.5%	496	0.1%
Multi-family properties	5,066	1.7%	-	0.0%	12,540	3.6%
Special purpose property	2,288	0.8%	6,538	2.1%	1,229	0.4%
Other	439	0.2%	2,858	0.9%	-	0.0%
Total construction and development loans	$290,949	100.0%	$315,786	100.0%	$344,393	100.0%
Percentage of total loans	31.6%		33.0%		35.7%

	June 30, 2009		December 31, 2008		June 30, 2008
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$41,945	14.7%	$41,617	15.0%	$37,100	13.4%
Retail	19,993	7.0%	21,062	7.6%	22,775	8.3%
Other	41,260	14.4%	40,413	14.6%	36,988	13.4%
Not owner-occupied:
Office	20,892	7.3%	25,425	9.2%	27,634	10.0%
Retail	44,896	15.7%	36,085	13.1%	34,629	12.5%
Other	24,937	8.7%	24,656	8.9%	26,883	9.7%
Other:
Hotel/motel	21,887	7.7%	15,812	5.7%	21,197	7.7%
Industrial	4,502	1.6%	4,677	1.7%	4,716	1.7%
Multi-family properties	23,043	8.1%	22,685	8.2%	26,655	9.7%
Special purpose property	41,430	14.5%	39,240	14.2%	35,572	12.9%
Other	946	0.3%	4,973	1.8%	1,813	0.7%
Total commercial real estate loans	$285,731	100.0%	$276,645	100.0%	$275,962	100.0%
Percentage of total loans	31.1%		28.9%		28.6%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Jun-09	Mar-09	Dec-08	Sep-08	Jun-08
	(Dollars In Thousands)
Noninterest-bearing demand	$108,973	$111,472	$91,114	$101,417	$102,909
Interest-bearing demand and savings	245,459	250,325	252,122	262,723	336,359
Retail time less than $100,000	320,834	330,854	328,329	323,377	292,981
Retail time greater than or equal to $100,000	191,852	198,768	198,845	182,491	175,914
Retail time placed in CDARs programs	35,190	53,712	46,690	18,343	-
Brokered	134,074	160,167	206,603	141,493	88,432
Total deposits	$1,036,382	$1,105,298	$1,123,703	$1,029,844	$996,595

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Jun-09	Mar-09	Dec-08	Sep-08	Jun-08
Noninterest-bearing demand	10.51%	10.09%	8.11%	9.85%	10.33%
Interest-bearing demand and savings	23.68%	22.65%	22.44%	25.51%	33.75%
Retail time less than $100,000	30.96%	29.93%	29.22%	31.40%	29.40%
Retail time greater than or equal to $100,000	18.51%	17.98%	17.69%	17.72%	17.65%
Retail time placed in CDARs program	3.40%	4.86%	4.15%	1.78%	-
Brokered	12.94%	14.49%	18.39%	13.74%	8.87%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2009 was $342,000, or $0.04 per diluted share, as compared to $1.5 million, or $0.15 per diluted share, during the same period in 2008.  The $1.1 million, or 76.7%, decrease in net income is the net result of an $876,000 decrease in net interest income, a $950,000 increase in the provision for loan losses and a $910,000 increase in noninterest expense, offset by a $915,000 increase in other income and a $700,000 decrease in income tax expense.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended June 30, 2009 were 0.10% and 1.51%, respectively, compared to a .49% ROA and a 5.96% ROE for the same period in 2008.

Net income for the six months ended June 30, 2009 was $47,000, or $0.01 per diluted share, as compared to $2.8 million, or $0.29 per diluted share, during the same period in 2008.  The $2.7 million, or 98.3%, decrease in net income is the net result of a $3.0 million decrease in net interest income, a $1.5 million increase in the provision for loan losses and a $1.2 million increase in other expenses, offset by a $1.4 million increase in other income and a $1.6 million decrease in income tax expense.  Our ROA and ROE for the six months ended June 30, 2009 were 0.01% and 0.10%, respectively, compared to a 0.46% ROA and a 5.60% ROE for the same period in 2008.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended June 30, 2009, our net interest income on a taxable-equivalent basis was $8.1 million, a 10.8% decrease from the $9.0 million in net interest income for the second quarter of 2008.  The decrease in net interest income is due to a $1.4 million decrease in interest income, offset by a $500,000 decrease in interest expense.  During the second quarter of 2009, our average earning assets were 7.4% higher compared to the same period in 2008, and the average balances of our interest-bearing liabilities increased by 9.4% to fund the asset growth.  Because of economic conditions and illiquidity in our loan portfolio, we are carrying approximately $80 million in excess liquidity at a negative net spread that adversely impacted the net interest margin by 19 basis points during the second quarter of 2009.  A portion of the decrease in interest income is due to an increase in nonaccrual loans, causing approximately $1.05 million in interest income to not be recognized during the second quarter of 2009, compared to $804,000 in interest income forgone during the same period in 2008.  The average yield on our earning assets decreased 93 basis points from 6.24% for the second quarter of 2008, to 5.31% for the second quarter of 2009.  However, the average rates paid for our funds only decreased 48 basis points from 3.43% for the second quarter of 2008, to 2.95% for the second quarter of 2009.  As a result, our net interest spread declined by 45 basis points from 2.81% in the second quarter of 2008, to 2.36% for the same period in 2009.

For the six months ended June 30, 2009, our net interest income on a taxable-equivalent basis was $15.4 million, a 17.1% decrease from the $18.6 million in net interest income for the same period in 2008.  The decrease in net interest income is due primarily to the same factors described above for the quarterly results.   Interest income not recognized due to nonaccrual loans totaled $2.03 million for the first six months of 2009, compared to $1.6 millions in interest income forgone during the same period in 2008.

Net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the second quarter of 2009 was 2.65%, 55 basis points lower than the 3.20% recorded for the second quarter of 2008.  The reduction in short-term interest rates during  2008 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  The reduction of interest income due to our nonperforming assets also negatively impacted the net interest margin by 34 basis points during the second quarter of 2009, compared to a 28 basis point impact in the second quarter of 2008.  We do not expect our net interest margin in 2009 to increase back to 2008 levels, considering the increase in our nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and six months ended June 30, 2009 and 2008.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate in 2009 and a 35% Federal tax rate in 2008.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended June 30,		2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$930,131	$14,029	6.05%	$943,391	$15,140	6.45%
Investment securities:
Taxable	156,453	1,835	4.70%	143,982	1,902	5.31%
Nontaxable	15,245	236	6.22%	33,882	516	6.13%
Other short-term investments	119,556	73	0.24%	15,845	83	2.10%
Total interest-earning assets	$1,221,385	$16,173	5.31%	$1,137,100	$17,641	6.24%
Interest-bearing liabilities:
Demand deposits	$215,201	$294	0.55%	$292,848	$1,339	1.84%
Savings deposits	36,467	23	0.25%	36,168	53	0.59%
Time deposits	706,348	6,409	3.64%	556,630	6,070	4.39%
FHLB advances	105,532	1,074	4.08%	97,511	928	3.83%
Notes payable	30,310	270	3.58%	10,310	113	4.40%
Other short-term borrowings	8,889	34	1.53%	14,205	95	2.69%
Total interest-bearing liabilities	$1,102,747	$8,104	2.95%	$1,007,672	$8,598	3.43%

Interest rate spread			2.36%			2.81%
Net interest income		$8,069			$9,043
Net interest margin			2.65%			3.20%

For the Six Months Ended June 30,		2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$938,534	$27,979	6.01%	$936,720	$31,797	6.83%
Investment securities:
Taxable	153,156	3,726	4.91%	147,577	3,895	5.31%
Nontaxable	19,279	590	6.18%	33,513	1,020	6.12%
Other short-term investments	132,754	153	0.23%	11,471	136	2.38%
Total interest-earning assets	$1,243,723	$32,448	5.26%	$1,129,281	$36,848	6.56%
Interest-bearing liabilities:
Demand deposits	$214,837	$585	0.55%	$299,377	$3,265	2.19%
Savings deposits	35,340	44	0.25%	35,755	129	0.72%
Time deposits	737,995	13,758	3.76%	545,096	12,485	4.61%
FHLB advances	107,110	2,152	4.05%	94,983	1,859	3.93%
Notes payable	25,780	453	3.55%	10,310	281	5.48%
Other short-term borrowings	8,910	71	1.61%	16,311	264	3.26%
Total interest-bearing liabilities	$1,129,972	$17,063	3.05%	$1,001,832	$18,283	3.67%

Interest rate spread			2.21%			2.89%
Net interest income		$15,385			$18,565
Net interest margin			2.49%			3.31%

Provision for Loan Losses

During the second quarter of 2009, we provided $2 million to our allowance for loan losses due to an increase in nonperforming loans and continued weaknesses in the residential real estate market.  Additional provisions for loan losses in the second half of 2009 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality deteriorates from current levels or if we attempt to aggressively liquidate our collateral on these impaired loans under current market conditions.

For the year to date, we have charged-off $3.6 million in loans and we have recovered $209,000 in previously charged-off loans. The $3.4 million in net charge-offs for the year to date results in an annualized 0.73% ratio of net charge-offs to average loans, which is lower than our 2008 net charge-off ratio of 1.21%, but higher than our five-year average net charge-off ratio of 0.33%.

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

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by Financial Accounting Standards Board (“FASB”) Statement No. 114, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  At June 30, 2009, we had $6.0 million in specific reserves on $67.7 million in individually evaluated impaired and other significant potential problem loans, compared to $3.4 million in specific reserves on $59.9 million in individually evaluated impaired and other significant potential problem loans at December 31, 2008.  During the fourth quarter of 2008, we wrote down $5.8 million of our nonperforming loans.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 days or more.  The allowance factors are based on industry standards and supported by our own historical loss analysis.  At June 30, 2009, we had $7.3 million in general reserves allocated to $277.2 million rated and delinquent loans.  This is a slight decrease from the $7.4 million in general reserves allocated to $200.5 million rated and delinquent loans at December 31, 2008.

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At June 30, 2009, we had $6.4 million in general reserves compared to $7.8 million at December 31, 2008.  This 18% decrease in the general reserves at June 30, 2009 compared to December 31, 2008 is primarily due to the shift of general reserves into specific reserves on impaired loans.

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

Allocation of the Allowance for Loan Losses

As of	June 30, 2009		December 31, 2008
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
Commercial and financial	$1,456	9.2%	$1,382	9.1%

Agricultural (including loans secured by farmland)	101	5.0%	112	5.1%

Real estate – construction	11,407	31.6%	11,950	33.0%

Real estate – commercial	3,003	31.1%	2,552	28.9%

Real estate – residential	2,779	19.9%	2,417	20.5%

Consumer and other loans	148	3.2%	176	3.4%

Unallocated	825	N/A	785	N/A

Total	$19,719	100.0%	$19,374	100.0%

Summary of Loan Loss Experience

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for the six months ended June 30, 2009 and each of the last three fiscal years ended December 31.

	Six months ended June 30, 2009	Year ended December 31, 2008

Balance at beginning of year	$19,373	$12,906
Charge-offs:
Commercial and financial	522	709
Agricultural (including loans secured by farmland)	-	-
Real estate – construction and development	2,317	8,023
Real estate – commercial	93	25
Real estate – residential	518	3,188
Installment loans to individuals and other loans	163	183
	3,613	12,128
Recoveries:
Commercial and financial	90	38
Agricultural (including loans secured by farmland)	38	38
Real estate – construction and development	4	2
Real estate – commercial	11	340
Real estate – residential	21	33
Installment loans to individuals and other loans	45	94
	209	545
Net charge-offs (recoveries)	3,405	11,583
Additions provided to the allowance charged to operations	3,750	18,050
Balance at end of year	$19,719	$19,373

Average balance of loans outstanding	$938,534	$955,253

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.73%	1.21%

Nonaccrual, Past Due and Restructured Loans
Our nonperforming loans increased $15.1 million, from $55.4 million at December 31, 2008 to $70.5 million at June 30, 2009, due primarily to the adverse economic and real estate market conditions in our North Georgia and Florida markets.  As a percentage of total loans, nonperforming loans increased 188 basis points to 7.67% at June 30, 2009 from 5.79% at December 31, 2008.  Approximately 65% of the loans on nonaccrual status at June 30, 2009 were construction and development loans, and these loans represented approximately 16% of our total portfolio of construction and development loans.

A schedule of our nonperforming loans at June 30, 2009 is presented in the following table.

Category	Net Carrying Value *	Collateral Description	Average Carrying Value/ Unit

Construction and Development	$11.1 million	11 parcels of undeveloped land totaling 491 acres	$14,500 per residential acre and $127,000 per commercial acre
Construction and Development	$8.4 million	258 residential lots	$32,700 per lot
1-4 Family Residential	$6.2 million	75 houses	$82,000 per house
Commercial Real Estate	$25.4 million	16 commercial properties	$1.59 million per property
Agriculture	$1.5 million	2 parcels of farm land totaling 291 acres	$5,300 per acre
Commercial and Industrial	$2.9 million	Non-real estate collateral	$1.45 million per loan
Multi-Family Residential	$8.1 million	9 condominium units	$897,000 per unit
Consumer	$72,000	Non-real estate collateral	$6,500 per loan

* The term “net carrying value” represents the book value of the loan less any allocated allowance for loan losses.

The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans over the past five quarters.

As of Quarter End	Jun-09	Mar-09	Dec-08	Sep-08	Jun-08
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$70,232	$62,653	$54,903	$43,471	$40,464
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	190	19	206	4	332
Troubled debt restructurings not included above	84	311	311	9,808	9,808
Total nonperforming loans	$70,506	$62,983	$55,420	$53,283	$50,604

Ratio of nonperforming loans to total loans	7.67%	6.70%	5.79%	5.42%	5.25%

Reserves allocated to nonperforming loans:
Specific Reserves (FAS 114)	$5,965	$6,179	$2,888	$9,905	$6,222
General Reserves (FAS 5)	697	788	1,188	1,136	390
Total reserves allocated to nonperforming loans	$6,662	$6,967	$4,076	$11,041	$6,612

Total reserves allocated as a percentage of nonperforming loans	9.45%	11.06%	7.35%	20.72%	13.07%

The following table summarizes our nonperforming assets by type and market as of June 30, 2009.

	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$6,674	$41,446	$22,112	$-	$70,232
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	180	-	-	10	190
Troubled debt restructurings not included above	-	84	-	-	84
Total nonperforming loans	$6,854	$41,530	$22,112	$10	$70,506
Foreclosed assets	2,032	34,724	660	-	37,416
Total nonperforming assets	$8,886	$76,254	$22,772	$10	$107,922
Ratio of nonperforming loans to total loans in market	1.84%	10.03%	22.36%	0.03%	7.67%
Ratio of nonperforming assets to total assets in market	2.29%	17.17%	22.24%	0.00%	8.45%

Potential Problem Loans

At June 30, 2009, we had $24.1 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 2.62% of total loans, representing an increase from $21.6 million, or 2.25% at December 31, 2008.  Approximately 34.8% of the loans past due 30-89 days at June 30, 2009 were construction and development loans, and these loans represented approximately 2.9% of our total portfolio of construction and development loans.

Of the total delinquent loans discussed above, we have identified $8.2 million in potential problem loans that are not classified as nonperforming loans as of June 30, 2009, as compared to $9.8 million as of December 31, 2008.  These are all construction and land development loans that were past due 30 to 89 days at June 30, 2009 and December 31, 2008.  Potential problem loans are loans where known credit problems of the borrowers cause management to doubt the ability of such borrowers to comply with the present repayment terms.  These loans are at a higher risk of becoming nonperforming in future periods.

Other Real Estate Owned

Our foreclosed assets increased $12.1 million in the first half of 2009, from $25.3 million at December 31, 2008 to $37.4 million at June 30, 2009.  Due to economic conditions in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, we have decided to hold certain parcels of foreclosed assets rather than to force distressed sales of these properties in this market.

A schedule of the foreclosed properties held at June 30, 2009 is presented in the following table.

Category	Book Value	Description	Average Value/ Unit
Construction and Development	$6.6 million	9 parcels of undeveloped land totaling 670 acres	$8,700 per residential acre $66,300 per commercial acre
Construction and Development	$13.1 million	568 residential lots	$23,000 per lot
1-4 Family Residential	$12.0 million	67 houses	$180,000 per house
Commercial Real Estate	$5.7 million	21 commercial properties	$271,000 per property

Other Income
A summary of noninterest income follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Pct. Chg.	2009	2008	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$866	$978	-11.5%	$1,682	$1,883	-10.7%
Mortgage origination fees	268	216	24.1%	465	422	10.2%
ATM/debit card fee income	218	174	25.3%	408	349	16.9%
Securities transactions, net	756	17	4347.1%	772	200	286.0%
Earnings on bank-owned life insurance	177	105	68.6%	281	210	33.8%
Gain (loss) on disposal of assets	(394)	(42)	-838.1%	(522)	(108)	-383.3%
Gain (loss) on derivative instrument	387	-	100.0%	1,169	-	100.0%
Other noninterest income	209	124	68.5%	337	259	30.1%
Total noninterest income	$2,487	$1,572	58.2%	$4,592	$3,215	42.8%
Noninterest income (annualized) as a percentage of average assets	0.76%	0.52%		0.69%	0.54%

Service charges on deposit accounts decreased during the first half of 2009 due to a $227,000 net decrease in NSF and overdraft fees, offset by a $38,000 increase in our basic service charge fee income on deposit accounts.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  However, we continue to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the second quarter of 2009, we sold $32.5 million of higher risk-weighted investment securities and recorded a $1.05 million realized gain on the sale of these investment securities.  This was offset by a $261,000 write-down of our investment in Silverton Bank stock.  This is compared to a minimal $17,000 realized gain on the sale of investment securities in the second quarter of 2008.

During the first half 2009, we incurred a loss of $518,000 on the sale of foreclosed assets and a $4,000 loss on the disposal of equipment.  This is compared to a loss of $100,000 on the sale of a parcel of foreclosed real estate and an $8,000 loss on the disposal of an ATM machine during the first half of 2008.

During the first half of 2009, we recorded a $1.17 million gain on our hedging activities, while we did not have any recorded gain on hedging activities during the first half of 2008.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Pct. Chg.	2009	2008	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$3,347	$3,921	-14.6%	$7,478	$8,157	-8.3%
Deferred loan cost	(399)	(468)	-14.7%	(770)	(856)	-10.0%
Employee benefits	1,087	1,072	1.4%	1,967	2,236	-12.0%
Net occupancy expense of premises	579	648	-10.6%	1,187	1,248	-4.9%
Furniture and equipment expense	498	522	-4.6%	1,002	1,046	-4.2%
Advertising and business development	109	126	-13.5%	205	308	-33.4%
Supplies and printing	85	102	-16.7%	182	212	-14.2%
Telephone and internet charges	167	211	-20.9%	339	413	-17.9%
Postage and courier	133	140	-5.0%	268	302	-11.3%
Legal and accounting fees	226	102	121.6%	353	214	65.0%
Deposit insurance	903	28	3125.0%	1,120	56	1900.0%
Director fees and expenses	131	154	-14.9%	308	328	-6.1%
Service charges and fees	124	139	-10.8%	271	314	-13.7%
Foreclosure and repossession expenses	506	68	644.1%	1,210	147	723.1%
Other noninterest expense	606	426	42.3%	1,107	895	23.7%
Total noninterest expense	$8,102	$7,191	12.7%	$16,227	$15,020	8.0%
Noninterest expense as a percentage of average assets (annualized)	2.48%	2.39%		2.45%	2.53%

Noninterest expense increased 8.0% from $15.0 million in the first six months of 2008 to $16.2 million in the first six months of 2009.  However, as a percentage of average assets, noninterest expense improved from 2.53% at June 30, 2008 to 2.45% at June 30, 2009.

Salaries and wages expense and employee benefits decreased 8.3% for the first six months of 2009 compared to the same period in 2008 due to the reduction of our staff from 320 full time equivalent employees at June 30, 2008 to 269 full time equivalent employees at June 30, 2009.  The decreases in salary due to these reductions were offset by a one-time severance accrual of $730,000 in the first quarter of 2009 related to the retirement of our President and Chief Executive Officer and severance expenses of $185,000 in the second quarter of 2009.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

Advertising and business development expenses, office supplies and printing charges and telephone and internet fees decreased from the first six months of 2008 to the first six months of 2009 due to cost-saving awareness and efforts among our locations to reduce noninterest expenses.  The decrease in postage and courier fees is due to a reduction in our courier’s schedule as part of our cost-saving awareness efforts.

Our deposit insurance premiums increased from $56,000 during the first six months of 2008 to $1.12 million in the first six months of 2009 due to rate increases and a $600,000 special assessment from the FDIC.

Service charges and fees were higher in the first six months of 2008, compared to the first six months of 2009, due to expenses related to our remote deposit product that we incurred in the first quarter of 2008.

 Foreclosure and repossession expenses increased significantly from the first six months of 2008 to the first six months of 2009 due to the increased level of foreclosed assets owned by the Company.  These increased expenses include property taxes, repairs and maintenance, insurance and legal and collection expenses.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 8.0% and 33.3% for the three-month periods ended June 30, 2009 and 2008, respectively.  For the six-month periods ended June 30, 2009 and 2008, income tax expense as a percentage of net income before taxes was 122.7% and 33.5%, respectively.  The difference between the effective rate and the statutory federal rate of 35% is due primarily to income earned on tax-exempt municipalities and earnings on the cash value of our bank-owned life insurance offset in part by state income tax expense.

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

At June 30, 2009, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 21.9%, compared to 23.9% at December 31, 2008.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first six months of 2009, we utilized the $20.0 million proceeds from the issuance of a three year unsecured debt at an interest rate of 2.74% under the FDIC’s Temporary Liquidity Guarantee Program,  the $37.0 million decrease in loans, the $37.2 million decrease in investment securities and the $6.9 million decrease in liquid assets to offset the $87.3 million decrease in deposits, the $4.3 million decrease in advances from the FHLB and the $12.1 million increase in foreclosed assets.

Contractual Obligations
Summarized below are our contractual obligations as of June 30, 2009.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$105,450	$35,639	$40,730	$6,631	$22,450
Operating Lease Obligations	859	257	410	192	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
Other Borrowings	20,000	-	20,000	-	-
	$136,619	$35,896	$61,140	$6,823	$32,760

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2009 and December 31, 2008 are as follows:

	Jun-09	Dec-08
Commitments to extend credit	$112,567,000	$147,187,000
Standby letters of credit	$4,058,000	$4,134,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  In April 2009, we terminated the two Prime rate collar contracts.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at June 30, 2009 was not material.

Stockholders’ Equity
Stockholders’ equity represented 6.9% of total assets at June 30, 2009, a slight increase compared to 6.8% at December 31, 2008 due to the reduction of assets during the first half of 2009.  Total stockholders’ equity decreased $3.2 million, or 3.5%, since December 31, 2008.  This decrease is primarily the result of our net income of $47,000 and a $3.4 million decrease in accumulated other comprehensive gains, offset by our stock based compensation expense of $151,000.  We did not declare a dividend in the second quarter of 2009, compared to a $0.095 per common share cash dividend declared and a 2% stock dividend during the second quarter of 2008.  In setting our dividend on a quarterly basis, we evaluate our capital adequacy and the quality of our earnings, and we estimate our capital requirements and our earnings outlook for the next year. Based on these evaluations, we suspended our quarterly dividends on our Common Stock in the third quarter of 2008, and we do not intend to pay a Common Stock dividend for the remainder of 2009 due to continued pressure on earnings and capital.  Under the terms of the written agreement with the Federal Reserve Board, the Company is restricted from paying dividends or repurchasing shares of its common stock without the prior written approval of the Federal Reserve Board.  See Note 9 to our Consolidated Financial Statements included in Part I, Item 1 of this Report.

The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At June 30, 2009, the Company and the Bank were in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2009.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	10.8%	10.9%	8.0%
Tier 1 Capital to Risk Weighted Assets	9.6%	9.7%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	7.1%	7.1%	4.0%

On March 5, 2009, we entered into investment agreements with certain purchasers to purchase shares of our Series A Preferred Stock (the “Private Placement”).  At closing, the Private Placement will result in gross proceeds of approximately $10,305,000.  Under the terms of the investment agreements, the purchasers agreed to purchase 10,305 shares of the Company’s Series A Preferred Stock at a purchase price of $1,000 per share.  The Series A Preferred Stock will be convertible into shares of Common Stock and upon conversion of the Series A Preferred Stock, holders will receive warrants to purchase shares of Common Stock equal to 30% of the aggregate value of the Series A Preferred Stock.  The initial conversion price for the Series A Preferred Stock is $3.00, subject to adjustment.  The warrants will have an exercise price equal to $3.75 (which represents 125% of the conversion price of the Series A Preferred Stock).  The Series A Preferred Stock ranks senior to the Common Stock in terms of dividend payments and distributions upon liquidation, dissolution and winding up of the Company.  The proceeds of the Private Placement are being held by the Bank in escrow until the satisfaction or waiver of a number of conditions, including that the Bank’s total risk-based capital ratio equals or exceeds twelve percent (12%). In calculating the Bank’s risk-based capital ratio, we must exclude any funds received or held in escrow pursuant to the Private Placement.  We were unable to achieve this capital ratio by June 30, 2009, and as of June 30, 2009, the Company had entered into amendments to the Investment Agreements with 24 of the 28 investors that extended the deadline for satisfaction or waiver of the conditions in the Investment Agreements from June 30, 2009 to August 31, 2009.  These investors represent 8,805 shares of the 10,305 shares of Series A Preferred Stock.  With respect to other investors, the Company entered into a 120-day negotiation period pursuant to the terms of the Investment Agreements to negotiate the terms of a Stand-By Purchase Agreement whereby those investors would purchase the Company’s Common Stock in an aggregate value equal to the amount of Series A Preferred Stock subscribed for under the Private Placement.  A majority of the purchasers in the Private Placement were officers, directors and affiliates of the Company.  If we are unable to achieve the required capital ratio within the negotiated time, the funds currently being held in escrow will be returned to the purchasers in the Private Placement.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended June 30, 2009.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At June 30, 2009, our one-year management-adjusted re-pricing gap ratio of 0.92 was within our policy guidelines.

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

The table below shows our contractual maturity gap at June 30, 2009.  A positive maturity gap (a gap ratio > 1.00) occurs when more assets are maturing than liabilities for any given time period, and generally equates to a lower liquidity risk.  A negative maturity gap (a gap ratio < 1.00) for any given time period results in a higher liquidity risk and could indicate potential liquidity problems exist.

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$232,687	$350,847	$518,095
Rate Sensitive Liabilities (RSL)	175,912	325,561	555,293
RSA minus RSL (Gap)	$56,775	$25,286	$(37,198)

Gap Ratio (RSA/RSL)	1.32	1.08	0.93

The table below has two repricing gap ratio measurements, regulatory and management-adjusted.  The regulatory gap considers only contractual maturities or repricings.  The management-adjusted gap ratio includes assumptions regarding prepayment speeds on certain rate sensitive assets, the repricing frequency of interest-bearing demand and savings accounts, and the stability of core deposit levels, all of which are adjusted periodically as market conditions change.  The management-adjusted gap ratio indicates we are highly asset sensitive in relation to changes in market interest rates in the short-term.  Being asset sensitive would result in net interest income increasing in a rising rate environment and decreasing in a declining rate environment.

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$674,208	$714,503	$790,953
Rate Sensitive Liabilities (RSL)	459,662	608,983	840,315
RSA minus RSL (Gap)	$214,546	$105,520	$(49,362)

Gap Ratio (RSA/RSL)	1.47	1.17	0.94

Management-Adjusted
Rate Sensitive Assets (RSA)	$677,409	$720,119	$799,038
Rate Sensitive Liabilities (RSL)	468,695	626,267	872,022
RSA minus RSL (Gap)	$208,714	$93,852	$(72,984)

Gap Ratio (RSA/RSL)	1.45	1.15	0.92

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 20% using this analysis.  As of June 30, 2009, the simulation model projected net interest income would increase 11.11% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income to decrease 2.00% over the next year if market rates immediately fell by 25 basis points.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	18.63%	35.47%
+200 bps	16.31%	23.24%
+100 bps	9.72%	11.11%
-25 bps	-2.00%	-2.00%

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 14, 2009, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance.  See Note 9 to our Consolidated Financial Statements included in Part I, Item 1 of this Report for more information.

ITEM 1A.  RISK FACTORS

The closing of the Private Placement and the receipt of the funds in connection therewith is conditioned upon the Bank’s total risk-based capital ratio being equal to or exceeding 12%.

In addition to customary closing conditions, the closing of the Private Placement will not occur and the Series A Preferred Stock will not be issued until the Bank’s total risk-based capital ratio equals or exceeds 12%.  In calculating the Bank’s risk-based capital ratio, we must exclude any funds received or held in escrow pursuant to the Private Placement.  We were unable to achieve this capital ratio by June 30, 2009 and, as of June 30, 2009, the Company had entered into amendments to the Investment Agreements with 24 of the 28 investors that extended the deadline for satisfaction or waiver of the conditions in the Investment Agreements from June 30, 2009 to August 31, 2009.  These investors represent 8,805 shares of the 10,305 shares of Series A Preferred Stock.  With respect to the other investors, the Company entered into a 120-day negotiation period pursuant to the terms of the Investment Agreements to negotiate the terms of a purchase agreement (the “Stand-By Purchase Agreement”) whereby the initial purchasers would purchase the Company’s Common Stock in an aggregate value equal to the amount of Series A Preferred Stock subscribed to under the Private Placement.  There are no guarantees that the Company and the remaining purchasers in the Private Placement will come to an agreement on the terms of the Stand-By Purchase Agreement within the 120-day negotiation period.  If the Company and the purchasers in the Private Placement do not consummate the Stand-By Purchase Agreement within the 120-day negotiation period, the remaining $1,500,000 currently being held in escrow will be returned to the purchasers in the Private Placement.  If the Company is unable to achieve the capital ratio requirement by August 31, 2009 the entire $10,305,000 currently being held in escrow will be returned to the purchasers in the Private Placement.

Other than as provided above, there has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2009 annual meeting of stockholders held on June 23, 2009, three items were voted upon.  The first proposal was for the election of four directors to hold office until the 2012 annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

Name	Votes For	Votes Withheld

Walter W. Carroll, II (2012)	7,063,877	277,095

James L. Dewar, Jr. (2012)	7,056,798	284,175

Thompson Kurrie, Jr. (2012)	7,077,449	263,253

John E. Mansfield, Jr. (2012)	7,079,032	261,941

The above directors were elected.

The following directors will continue in office beyond the 2009 annual meeting:

James W. Godbee, Jr., James B. Lanier, Jr., Douglas W. McNeill , F. Ferrell Scruggs, Sr., David K. Williams, R. Bradford Burnette, Michael H. Godwin, Kennith D. McLeod and Paul E. Parker.

The second proposal was to approve the issuance of Common Stock upon the conversion of the Series A and Series B Preferred Stock and upon exercise of Warrants:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
4,674,138	593,931	18,477	2,054,425

The amendment to approve the issuance of Common Stock upon the conversion of the Series A and Series B Preferred Stock and upon the exercise of any Warrants was approved to be issued in connection therewith.

The third proposal was for the ratification of the appointment of Mauldin & Jenkins, LLC as the Company’s independent auditors for 2009:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
7,009,370	96,773	80,031	154,797

The selection of the independent auditors was ratified.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 13, 2009).

10.1
Written Agreement with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance, dated July 14, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 20, 2009).

10.2	Form of Amendment to Investment Agreement.

10.3	Compensatory Arrangement with Thompson Kurrie, Jr. dated April 28, 2009, the terms of which are described on the Registrant’s Current Report on Form 8-K dated April 28, 2009.

10.4
Employment Termination Agreement among PAB Bankshares, Inc., The Park Avenue Bank and M. Burke Welsh, Jr., dated April 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2009).

10.5
Consulting Agreement among PAB Bankshares, Inc., The Park Avenue Bank and M. Burke Welsh, Jr., dated April 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2009).

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.

Registrant

Date:	August 10, 2009	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	August 10, 2009	By:	/s/ Nicole S. Stokes
Nicole S. Stokes
Senior Vice President and Chief Financial Officer
(principal financial officer of the registrant)