Form 10-Q
period 2009-09-30
PAB BANKSHARES INC
filed 2009-11-09
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009 – Commission File Number 000-25422
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at October 30, 2009 was 13,795,040 shares.

i

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(UNAUDITED)
ASSETS
Cash and due from banks	$11,633,433	$18,104,521
Interest-bearing deposits in other banks	125,848,537	118,244,771
Federal funds sold	203,848	1,054,719
Investment securities	137,834,224	185,773,315

Loans	891,981,314	956,687,391
Allowance for loan losses	(40,000,000)	(19,373,625)
Net loans	851,981,314	937,313,766

Premises and equipment, net	19,002,420	19,984,288
Goodwill	5,984,604	5,984,604
Cash value of bank-owned life insurance policies	12,732,441	12,302,586
Foreclosed assets	55,195,128	25,268,901
Other assets	30,803,085	26,071,460

Total assets	$1,251,219,034	$1,350,102,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$106,572,611	$91,114,337
Interest-bearing demand and savings	241,074,276	252,122,046
Time	681,991,559	780,466,875
Total deposits	1,029,638,446	1,123,703,258

Federal funds purchased and securities sold under agreements to repurchase	12,773,682	8,954,253
Advances from the Federal Home Loan Bank of Atlanta	90,295,470	109,703,917
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other borrowings	20,000,000	-
Other liabilities	4,961,998	5,830,761
Total liabilities	1,167,979,596	1,258,502,189

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized; 13,795,040 and 9,324,407 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	37,222,921	24,225,407
Retained earnings	42,557,397	62,467,000
Accumulated other comprehensive income	2,242,055	3,691,270
Total stockholders' equity	83,239,438	91,600,742

Total liabilities and stockholders' equity	$1,251,219,034	$1,350,102,931

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest income
Interest and fees on loans	$13,119,681	$15,390,664	$41,098,368		$47,187,488
Interest and dividends on investment securities:
Taxable	1,487,428	1,890,711	5,212,782		5,785,424
Nontaxable	129,340	329,017	513,142		992,107
Other interest income	79,862	69,502	232,881		205,470
Total interest income	14,816,311	17,679,894	47,057,173		54,170,489

Interest expense
Interest on deposits	6,199,294	7,262,644	20,585,898		23,141,670
Interest on Federal Home Loan Bank advances	1,052,374	986,325	3,203,873		2,844,695
Interest on other borrowings	310,727	210,658	835,076		755,909
Total interest expense	7,562,395	8,459,627	24,624,847		26,742,274

Net interest income	7,253,916	9,220,267	22,432,326		27,428,215

Provision for loan losses	31,437,987	7,300,000	35,187,987		9,550,000
Net interest income(expense) after provision for loan losses	(24,184,071)	1,920,267	(12,755,661)		17,878,215

Other income
Service charges on deposit accounts	943,908	930,643	2,625,886		2,813,370
Other fee income	483,568	407,758	1,512,299		1,302,408
Securities transactions, net	92,742	2,033	865,243		202,250
Loss on sale and write-down of other assets	(754,918)	(433,531)	(1,276,488)		(541,974)
Gain (loss) on derivative instruments	(143,189)	-	1,025,722		-
Other noninterest income	267,004	174,148	728,760		520,010
Total other income	889,115	1,081,051	5,481,422		4,296,064

Other expenses
Salaries and employee benefits	3,631,008	4,573,088	12,306,131		14,110,146
Occupancy expense of premises	569,441	655,180	1,756,721		1,902,695
Furniture and equipment expense	502,080	516,336	1,504,201		1,562,462
Other noninterest expense	2,581,902	1,765,767	7,944,786		4,955,459
Total other expenses	7,284,431	7,510,371	23,511,839		22,530,762
Loss before income tax benefit	(30,579,387)	(4,509,053)	(30,786,078)		(356,483)
Income tax benefit	(10,622,932)	(1,648,774)	(10,876,475)		(257,219)

Net loss	$(19,956,455)	$(2,860,279)	$(19,909,603)		$(99,264)

Loss per common share
Basic	$(1.93)	$(0.31)	$(2.06)		$(0.01)
Diluted	$(1.93)	$(0.31)	$(2.06)	$	(0.01)

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(19,956,455)	$(2,860,279)	$(19,909,603)	$(99,264)

Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedge during the period, net of tax (benefit) of ($44,859) and $117,357 for the quarter and ($614,502) and $92,625 for the year to date	(87,080)	217,947	(1,192,854)	172,018
Reclassification adjustment for (gains) losses on cash flow hedge included in net income, net of tax (benefit) of ($48,684) and $0 for the quarter and $348,745 and $0 for the year to date	94,505	-	(676,977)	-
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax (benefit) of $1,025,652 and ($72,791) for the quarter and $510,612 and ($845,706) for the year to date	1,988,737	(135,184)	991,676	(1,570,599)
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $32,460 and $712 for the quarter and $294,183 and $70,788 for the year to date	(60,283)	(1,321)	(571,060)	(131,462)
	1,935,879	81,442	(1,449,215)	(1,530,043)

Comprehensive income (loss)	$(18,020,576)	$(2,778,837)	$(21,358,818)	$1,629,307

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2007	9,223,217	$1,217,065	$22,792,940	$72,822,852	$843,115	$97,675,972
Net loss	-	-	-	(5,911,265)	-	(5,911,265)
Other comprehensive income	-	-	-	-	2,848,155	2,848,155
Cash dividends declared,						-
$0.24 per share	-	-	-	(2,195,622)	-	(2,195,622)
2% stock dividend declared	183,739	-	2,248,965	(2,248,965)	-	-
Stock acquired and cancelled						-
under stock repurchase plan	(86,065)	-	(1,162,521)	-	-	(1,162,521)
Stock-based compensation	-	-	310,043	-	-	310,043
Stock options exercised	3,516	-	35,980	-	-	35,980
Balance, December 31, 2008	9,324,407	1,217,065	24,225,407	62,467,000	3,691,270	91,600,742
Net loss	-	-	-	(19,909,603)	-	(19,909,603)
Other comprehensive loss	-	-	-	-	(1,449,215)	(1,449,215)
Proceeds from private placement of capital	4,470,633		12,772,471			12,772,471
Stock-based compensation	-	-	225,043	-	-	225,043
Balance, September 30, 2009	13,795,040	$1,217,065	$37,222,921	$42,557,397	$2,242,055	$83,239,438

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,909,603)	$(99,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,079,601	1,284,092
Provision for loan losses	35,187,987	9,550,000
Net realized gain on securities transactions	(865,243)	(202,250)
Loss on disposal of assets	1,276,488	541,974
Stock-based compensation expense	225,043	256,455
Increase in cash value of bank-owned life insurance	(429,855)	(316,701)
Increase (decrease) in deferred compensation accrual	180,156	(118,374)
Net realized gain on derivative instruments	(1,025,722)	-
Net change in deferred taxes, taxes receivable and taxes payable	(6,916,603)	(2,296,220)
Decrease in interest receivable	526,184	1,283,103
Decrease in interest payable	(468,843)	(219,823)
Net increase in prepaid expenses and other assets	(1,556,006)	(2,125,216)
Net decrease in accrued expenses and other liabilities	(580,075)	(622,744)
Net cash provided by operating activities	6,723,509	6,915,032

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(7,603,766)	(21,665,357)
(Increase) decrease in federal funds sold	850,871	(6,688,699)
Purchase of debt securities	(44,313,619)	(44,991,251)
Proceeds from sales of debt securities	58,435,008	36,459,026
Proceeds from calls of debt securities	15,532,000	20,102,927
Proceeds from maturities and paydowns of debt securities	19,866,109	10,273,137
Purchase of equity investments	(288,023)	(1,658,585)
Redemption of equity investments	94,700	452,100
Net (increase) decrease in loans	11,541,262	(71,888,615)
Purchase of premises and equipment	(587,323)	(851,254)
Proceeds from disposal of assets	7,882,599	2,804,092
Net cash provided by (used in) investing activities	61,409,818	(77,652,479)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(94,064,812)	49,695,301
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	3,819,429	(7,340,486)
Advances from the Federal Home Loan Bank	-	41,000,000
Payments on Federal Home Loan Bank advances	(19,408,447)	(17,445,231)
Proceeds from other borrowings	20,000,000	-
Proceeds from termination of cash flow hedge derivative instrument	2,276,944	-
Proceeds from private placement of capital	12,772,471	-
Dividends paid	-	(3,532,990)
Proceeds from the exercise of stock options	-	35,980
Acquisition of stock under stock repurchase plans	-	(1,162,521)
Purchase of cash flow hedge derivative instrument	-	(786,000)
Net cash provided by (used in) financing activities	(74,604,415)	60,464,053

Net decrease in cash and due from banks	$(6,471,088)	$(10,273,394)

Cash and due from banks at beginning of period	18,104,521	29,451,700

Cash and due from banks at end of period	$11,633,433	$19,178,306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$25,093,690	$26,962,097
Taxes	$(3,959,872)	$2,044,000

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$637,045	$(2,618,555)
Decrease in unrealized gain on cash flow hedge	$(2,827,354)	$264,644
Transfer of loans to foreclosed assets	$38,603,204	$8,450,895

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

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 3.	INVESTMENT SECURITIES

A summary of the amortized cost and approximate fair value of investment securities, with gross unrealized gains and losses, follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
U.S. Government sponsored agencies	$16,700,783	$430,002	$(6,980)	$17,123,805
State and municipal securities	11,997,369	289,552	(155,603)	12,131,318
Mortgage-backed securities	91,654,457	2,685,505	(124,363)	94,215,599
Corporate debt securities	5,502,637	63,890	(280,125)	5,286,402
Equity securities	9,077,100	-	-	9,077,100
	$134,932,346	$3,468,949	$(567,071)	$137,834,224

December 31, 2008
U.S. Government sponsored agencies	$34,425,092	$878,996	$(947)	$35,303,141
State and municipal securities	31,591,669	151,276	(1,381,782)	30,361,163
Mortgage-backed securities	100,306,541	3,196,157	(89,246)	103,413,452
Corporate debt securities	7,456,382	69,975	(561,857)	6,964,500
Equity securities	9,728,798	2,261	-	9,731,059
	$183,508,482	$4,298,665	$(2,033,832)	$185,773,315

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.	INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities as of September 30, 2009, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Equity securities have a perpetual life and no stated maturity; therefore, these securities and the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due from one to five years	2,262,134	2,218,749
Due from five to ten years	9,552,676	9,680,483
Due after ten years	22,385,979	22,642,293
Mortgage-backed securities	91,654,457	94,215,599
Equity securities	9,077,100	9,077,100
	$134,932,346	$137,834,224

Securities with a carrying value of $114,491,865 and $109,607,145 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

Realized gains and losses on securities transactions, determined using the specific identification method, are included in earnings on the settlement date.  Gains and losses on sales and calls of investment securities for the three and nine month periods ended September 30, 2009 and 2008 consist of the following:

	Three Months ended September 30,		Nine Months ended September 30
	2009	2008	2009	2008
Gross gains on securities transactions	$92,742	$64,595	$1,491,505	$315,937
Gross losses on securities transactions	-	(62,562)	(626,262)	(113,687)
Net realized gain (loss) on securities transactions	$92,742	$2,033	$865,243	$202,250

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.	INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities, aggregated by category, at September 30, 2009 and December 31, 2008.  At September 30, 2009 there was one mortgage-backed security issued by U.S. Government sponsored agencies, twelve municipal securities and three corporate debt securities in the investment portfolio that have been in a continuous unrealized loss position for twelve months or longer.  As management has the intent and ability to hold the securities until maturity, or the foreseeable future, and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, none of the declines in value are deemed to be other than temporary.

	Less than Twelve Months		Twelve Months or Longer
September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agencies	$3,019,020	$6,980	$-	$-
State and municipal securities	-	-	5,551,692	155,603
Mortgage-backed securities	14,652,764	109,042	632,564	15,321
Corporate debt securities	-	-	2,222,512	280,125
Total temporarily impaired securities	$17,665,784	$116,022	$8,406,768	$451,049

December 31, 2008
U.S. Government sponsored agencies	$3,019,053	$947	$-	$-
State and municipal securities	18,905,887	1,298,823	875,407	82,959
Mortgage-backed securities	2,176,031	8,209	1,606,997	81,037
Corporate debt securities	2,491,548	534,776	470,462	27,081
Total temporarily impaired securities	$26,592,519	$1,842,755	$2,952,866	$191,077

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.	LOSS PER COMMON SHARE

Basic loss per share are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.  Diluted loss per share are computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares.  Potential common shares consist of stock options.

The components used to calculate basic and diluted loss per share for the three months and nine months ended September 30, 2009 and 2008 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic loss per share:
Net loss	$(19,956,455)	$(2,860,279)	$(19,909,603)	$(99,264)

Weighted average common shares outstanding	10,344,878	9,324,407	9,668,302	9,339,059

Loss per common share	$(1.93)	$(0.31)	$(2.06)	$(0.01)

Diluted loss per share:
Net loss	$(19,956,455)	$(2,860,279)	$(19,909,603)	$(99,264)

Weighted average common shares outstanding	10,344,878	9,324,407	9,668,302	9,339,059
Effect of dilutive stock options	-	-	-	-
Weighted average diluted common shares outstanding	10,344,878	9,324,407	9,668,302	9,339,059

Loss per common share	$(1.93)	$(0.31)	$(2.06)	$(0.01)

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS

Accounting Policy for Derivative Instruments and Hedging Activities

FASB ASC 815 provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by FASB ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under FASB ASC 815.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Condition as of  September 30, 2009 and December 31, 2008.

	Asset Derivatives				Liability Derivatives
	As of September 30, 2009		As of December 31, 2008		As of September 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ACS 815:
Interest Rate Products	Other Assets	-	Other Assets	$3,992,797	Other Liabilities	-	Other Liabilities	-

Total derivatives designated as hedging instruments under FASB ASC 815		-		$3,992,797		-		-

Derivatives not designated as hedging instruments under FASB ASC 815:
Interest Rate Products	Other Assets	$31,181	Other Assets	-	Other Liabilities	-	Other Liabilities	-

Total derivatives not designated as hedging instruments under FASB ASC 815		$31,181		-		-		-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy.  For hedges of the Company’s variable-rate borrowings, an interest rate cap is designated as cash flow hedge to protect the company against interest rate movements above the strike rate of the cap in exchange for an upfront premium.  Historically the Company also has used interest rate collars and floors as part of its interest rate risk management strategy.  Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the purchased floor and the payment of variable-rate amounts if interest rates rise above the cap rate on the sold cap.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium   As of September 30, 2009, the Company had one interest rate cap with a notional amount of $25 million that had previously been designated as cash flow hedge of interest rate risk.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

During 2009, such derivatives were used to hedge the variable cash outflows associated with the Company’s floating rate deposit accounts.  During 2009, the Company also had interest rate floors and collars associated with existing pools of prime-based floating-rate loans.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portions of the change in fair value of the derivatives are recognized directly in earnings as a component of other non-interest income/expense. During the three and nine months ended September 30, 2009, the Company recognized a loss of $722 and $22,076 respectively, for hedge ineffectiveness.  No gain or loss was recognized for ineffectiveness during 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $418,395 will be reclassified as an increase to interest income and $78,910 will be reclassified as an increase to interest expense.  During the three and nine months ended September 30, 2009 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions related to the Company’s interest rate cap and two interest rate collar’s becoming probable not to occur.  The accelerated amount for the three and nine months ended September 30, 2009 was a gain (loss) of $(127,393) and $1,168,000 respectively.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  As of September 30, 2009, the Company had one outstanding derivative, a $25 million dollar notional cap, which failed to qualify for hedge accounting due to a mismatch between the cap notional and the money market account balances being hedged.  Subsequently, the changes in fair value of the cap for the period were recognized directly in earnings which resulted in a loss for the period of $15,074.

During the quarter ended June 30, 2009 the Company terminated a $25 million notional collar that failed to qualify for hedge accounting; accordingly, the changes in fair value of the collar during the six months ended June 30, 2009 of $137,151 has been recognized directly in earnings as a loss.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2009 and 2008.

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging Relationships	Three Months Ended September 30,			(Effective Portion)	Three Months Ended September 30,		Effectiveness Testing)	Three Months Ended September 30,
	2009		2008		2009	2008		2009	2008

Interest Rate Products	$	(13,338)	$725,331	Interest Income	$102,805	$390,027	Other Income	$(722)	-
				Other Income	(127,393)
Total		$(13,338)	$725,331		$(24,588)	$390,027		$(722)	-

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging Relationships	Nine Months Ended September 30,		(Effective Portion)	Nine Months Ended September 30,		Effectiveness Testing)	Nine Months Ended September 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$(141,100)	$1,271,884	Interest Income	$1,423,993	$1,007,241	Other Income	$(22,076)	-
			Other Income	1,168,000
Total	$(141,100)	$1,271,884		$2,591,993	$1,007,241		$(22,076)	-

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Effect of Derivative Instruments on the Income Statement (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2009	2008

Interest Rate Products	Other Income / Expense	$(15,074)	-

Total		$(15,074)	-

		Amount of Gain or (Loss) Recognized in Income on Derivative Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2009	2008

Interest Rate Products	Other Income / Expense	$(152,224)	-

Total		$(152,225)	-

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.	STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At September 30, 2009, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market value on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At September 30, 2009, there were 42,483 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,428,000 stock options to directors, employees, consultants and advisors of the Company.  The 1999 Stock Option Plan expires in 2016.  At September 30, 2009, there were 317,733 shares available for grant and there were 955,630 options outstanding that were granted under the 1999 Stock Option Plan.

At September 30, 2009, there was approximately $1,206,000 of unrecognized compensation cost related to stock-based payments that is expected to be recognized over a weighted-average period of 2.40 years.

NOTE 7.	FAIR VALUE MEASUREMENTS AND DISCLOSURES

On January 1, 2008, the Company adopted Fair Value Measurements and Disclosures.  It defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Fair Value Measurements and Disclosures emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company did not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$-	$137,834,224	$-	$137,834,224
Derivative financial instruments	-	31,181	-	31,181
Total assets at fair value	$-	$137,865,405	$-	$137,865,405

Assets Measured at Fair Value on a Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the three and nine months ended September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying value at September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the three months ended September 30, 2009	Total losses for the nine months ended September 30, 2009

Impaired loans	$-	$-	$55,650,726	$55,650,726	$-	$-
Foreclosed assets	-	6,686,408	48,508,720	55,195,128	(754,038)	(1,271,617)
Total fair value of assets on a nonrecurring basis	$-	$6,686,408	$104,159,446	$110,845,854	$(754,038)	$(1,271,617)

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair value of the Company's financial instruments as of September 30, 2009 and December 31, 2008 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$137,686,000	$137,686,000	$137,404,000	$137,404,000
Investment securities	137,834,000	137,834,000	185,773,000	185,773,000
Loans, net	851,981,000	850,136,000	937,314,000	940,533,000
Cash flow hedge derivative instrument	31,000	31,000	3,993,000	3,993,000
Deposits	1,029,638,000	1,032,991,000	1,123,703,000	1,134,568,000
Federal funds purchased and securities sold under agreements to repurchase	12,774,000	12,774,000	8,954,000	8,954,000
Advances from the FHLB	90,295,000	88,098,000	109,704,000	106,847,000
Other borrowings	20,000,000	20,000,000	-	-
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTE 8.	SEGMENT REPORTING

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.	SEGMENT REPORTING (Continued)

	South Georgia	North Georgia	Florida	Treasury	Total
	(In thousands)
Three Months ended September 30, 2009
Net interest income	4,238	3,091	343	(418)	7,254
Provision for loan losses	3,110	11,612	2,632	14,084	31,438
Noninterest income	983	(379)	(53)	338	889
Noninterest expense	2,056	1,400	386	3,442	7,284
Income tax expense (benefit)	19	(3,502)	(928)	(6,212)	(10,623)
Net income (loss)	36	(6,798)	(1,800)	(11,394)	(19,956)
Total assets	389,987	435,814	97,072	328,346	1,251,219

Three Months ended September 30, 2008
Net interest income	5,001	3,171	980	68	9,220
Provision for loan losses	267	4,739	988	1,306	7,300
Noninterest income	1,032	(338)	25	362	1,081
Noninterest expense	2,342	1,482	468	3,218	7,510
Income tax expense (benefit)	1,164	(1,152)	(153)	(1,508)	(1,649)
Net income (loss)	2,260	(2,236)	(298)	(2,586)	(2,860)
Total assets	412,753	467,165	111,387	266,564	1,257,869

Nine Months ended September 30, 2009
Net interest income	11,920	8,604	1,583	325	22,432
Provision for loan losses	4,893	16,696	3,468	10,131	35,188
Noninterest income	3,013	(577)	7	3,038	5,481
Noninterest expense	6,796	4,905	1,291	10,519	23,511
Income tax expense (benefit)	1,103	(4,615)	(1,077)	(6,286)	(10,876)
Net income (loss)	2,141	(8,959)	(2,092)	(11,001)	(19,910)

Nine Months ended September 30, 2008
Net interest income	13,994	9,855	2,780	799	27,428
Provision for loan losses	(1,121)	6,707	1,306	2,658	9,550
Noninterest income	3,230	(269)	110	1,225	4,296
Noninterest expense	7,336	4,199	1,526	9,470	22,531
Income tax expense (benefit)	3,743	(449)	20	(3,571)	(257)
Net income (loss)	7,266	(871)	38	(6,533)	(100)

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.	SUBSEQUENT EVENTS

Management has evaluated all significant events and transactions that occurred after September 30, 2009, but prior to November 5, 2009, the date these financial statements were available to be issued, for potential recognition or disclosure in these financial statements.

On October 2, 2009 the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, for the purpose of registering up to $7,000,000 of non-transferable subscription rights to existing shareholders to purchase units consisting of common stock and warrants in the Company.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on asset quality, our capital position, our plans regarding our nonperforming assets, the interest rate environment and economic conditions, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values; (2) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta; (3)our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen; (4) restrictions or conditions imposed by our regulators on our operations, including the terms of our written agreement with the Federal Reserve Board, may make it more difficult for us to achieve our goals; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitive pressures among depository and other financial institutions may increase significantly; (7) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (9) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (10) adverse changes may occur in the bond and equity markets; (11) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (12) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (13) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein.  Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Our operating subsidiary, The Park Avenue Bank, is a $1.25 billion community bank with 18 branches and two loan production offices in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to commercial and individual customers in our markets.  Competition, regulation, credit risk and interest rate risk are the primary factors that we must manage in order to be successful.

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

The tables below provide summary demographic data on each of our markets.

Market/ County	Number of Offices	Total Loans1	Total Deposits1	Market Share (%)2	Market Share Rank2

South Georgia
Lowndes	4	$244,553	$260,654	20.3	2
Cook	1	$12,198	$47,757	26.0	2
Decatur	3	45,184	112,141	29.6	1
Grady	1	12,112	23,040	8.5	5
Appling	1	$14,180	$38,736	15.4	5
Jeff Davis	1	$9,154	$51,825	29.1	2
Bulloch	2	35,037	53,785	4.9	6
	13	$372,418	$587,938
North Georgia
Henry	2	$214,055	$68,355	3.5	9
Hall	1	91,321	29,587	1.6	13
Oconee	1	46,401	15,174	2.0	9
Forsyth	1	52,133	11,105	-	-
	5	$403,910	$124,221

Florida
Marion	1	$29,842	$172,763	3.4	6
St. Johns	1	51,276	831	-	-
	2	$81,118	$173,594
__________________________
1
Dollar amounts are presented in thousands as of September 30, 2009.  Amounts exclude $39.5 million in loans and $144.4 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered    deposits, official checks, etc.).

2	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2009.

					Median 2009
Market/	Total	Population	Employment	Unemployment	Household
County	Population1	Growth (%)2	Growth (%)3	Rate (%)4	Income ($)5

Selected Georgia Counties:
South Georgia:
Appling	17,975	3.19	1.8	9.9	36,176
Bulloch	67,245	20.12	(1.8)	8.6	36,618
Cook	16,662	5.65	(2.7)	11.7	32,980
Decatur	29,732	5.28	(1.8)	11.9	35,129
Grady	25,305	6.96	(1.9)	9.2	35,015
Jeff Davis	13,235	4.34	(3.7)	13.9	32,465
Lowndes	104,738	13.70	(3.1)	7.8	41,277
North Georgia:
Forsyth	175,192	78.03	(6.6)	8.4	96,085
Hall	186,789	34.11	(5.4)	9.0	57,198
Henry	202,104	69.35	(6.6)	9.3	72,929
Oconee	34,510	31.59	(2.8)	6.0	66,899

State of Georgia	9,932,949	21.33	(5.3)	9.6	56,761

Selected Florida Counties:
Marion	341,870	32.04	(4.3)	12.2	40,201
St. Johns	188,194	52.84	(4.1)	8.3	65,697

State of Florida	19,021,613	19.02	(4.3)	10.1	50,413

National Total	309,731,508	10.06	(3.5)	9.1	54,719

FINANCIAL CONDITION

During the nine months ended September 30, 2009, our total assets decreased $98.9 million, or 9.8% on an annualized basis, to $1.25 billion.  Our loan portfolio decreased $64.7 million, or 9.0% on an annualized basis, to $892.0 million at September 30, 2009 from $956.7 million at December 31, 2008.  During the nine months ended September 30, 2009, $39.0 million of loans were transferred from loans to foreclosed assets and $8.3 million of foreclosed assets were sold. Total deposits decreased $94.1 million, or 11.2% on an annualized basis, to $1.03 billion at September 30, 2009 from $1.12 billion at December 31, 2008.  The decrease in total deposits is primarily the result of an $87.4 million decrease in brokered deposits, an $11.1 million dollar decrease in retail time deposits and an $11.0 million decrease in interest-bearing demand and savings accounts, offset by a $15.4 million increase in noninterest-bearing deposits.  During the first quarter of 2009, the Bank issued $20 million of 3-year unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program.  During the nine months ended September 30, 2009, borrowings from the Federal Home Loan Bank also decreased $19.4 million.

____________________________________
1	Estimated 2009 population provided by SNL Financial.
2	Estimated percentage population change from 2000 to 2009 provided by SNL Financial.
3
Total employment growth (not seasonally adjusted) for the Second Quarter 2009 year-to-date percentage change from the prior year’s year-to-date data provided by the Bureau of Labor Statistics Household Survey.

4	Unemployment rate (not seasonally adjusted) for the Second Quarter 2009 provided by the Bureau of Labor Statistics.
5	Based on actual 2009 market demographics provided by SNL Financial.

The following table summarizes our loan and deposit portfolios classified by type and market as of September 30, 2009.

	South	North
As of September 30, 2009	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$29,163	$43,064	$4,799	$11,837	$88,863
Agricultural (including loans secured by farmland)	35,010	2,986	6,474	-	44,470
Real estate - construction	77,130	148,204	39,929	4,541	269,804
Real estate - commercial	96,110	158,759	20,640	7,895	283,404
Real estate - residential	122,864	45,465	9,278	3,441	181,048
Installment loans to individuals and other loans	11,946	5,600	129	6,886	24,561
	372,223	404,078	81,249	34,600	892,150
Deferred loan fees and unearned interest, net	194	(168)	(131)	(64)	(169)
	372,417	403,910	81,118	34,536	891,981
Allowance for loan losses	(5,338)	(21,937)	(3,632)	(9,093)	(40,000)
Net loans	$367,079	$381,973	$77,486	$25,443	$851,981
Percentage of total	43.1%	44.8%	9.1%	3.0%	100.0%

Deposits
Noninterest-bearing demand	$78,616	$17,184	$6,510	$4,263	$106,573
Interest-bearing demand and savings	184,105	30,175	26,056	737	241,073
Retail time less than $100,000	174,463	46,932	95,826	1,795	319,016
Retail time greater than or equal to $100,000	111,184	27,844	45,201	17,711	201,940
Retail time placed in CDARs program	39,571	2,085	-	143	41,799
Brokered	-	-	-	119,237	119,237
Total deposits	$587,939	$124,220	$173,593	$143,886	$1,029,638
Percentage of total	57.1%	12.1%	16.8%	14.0%	100.0%

In addition to the geographic concentrations noted in the tables above, we had approximately $69.8 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

With approximately 16% of our loan portfolio concentrated in residential construction and development loans and an additional 20% of our loan portfolio in residential mortgages, we monitor and evaluate economic trends in our residential real estate markets. Since the second half of 2007, finished housing inventories and the supply of vacant developed lots have continued to increase in several of our markets in the Atlanta MSA as the number of home sales, new building permits and housing starts have decreased.  The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.  These statistics are based on estimated absorption rates using actual house sales compared to the number of houses for sale and housing starts and/or building permits compared to the number of vacant developed lots available.  The actual absorption periods may differ from these estimates given changes in the future volume of home sales and housing starts.

For the Quarter Ended	Sep-09	Jun-09	Mar-09	Dec-08	Sep-08	Sep-07	Sep-06
Housing Inventory:	(Number of Months Supply)
Henry County	11.4	11.9	12.7	14.0	13.8	10.8	8.8
Clayton County	17.7	18.5	16.7	15.1	11.5	11.7	11.5
Newton County	10.1	10.4	12.9	14.5	15.3	9.8	9.1
South Fulton County	11.5	8.7	9.7	9.5	9.3	8.0	8.2

Vacant Developed Lots Inventory:
Henry County	631.5	362.9	348.8	291.0	207.0	60.0	26.0
Clayton County	772.9	436.8	273.9	169.0	122.0	39.0	25.0
Newton County	649.0	410.3	399.9	326.0	210.0	45.0	21.0
South Fulton County	399.2	192.7	161.7	126.0	96.0	43.0	22.0

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Sep-09	Jun-09	Mar-09	Dec-08	Sep-08
	(Dollars in Thousands)
Commercial and financial	$88,863	$84,599	$82,534	$87,530	$91,401
Agricultural (including loans secured by farmland)	44,470	45,774	44,671	48,647	49,227
Real estate - construction	269,804	290,949	314,863	315,786	332,901
Real estate - commercial	283,404	285,731	274,338	276,645	281,781
Real estate - residential	181,048	183,074	191,388	196,306	195,439
Installment loans to individuals and other loans	24,561	29,790	32,740	32,084	32,075
	892,150	919,917	940,534	956,998	982,824
Deferred loan fees and unearned interest, net	(169)	(219)	(255)	(310)	(253)
	891,981	919,698	940,279	956,688	982,571
Allowance for loan losses	(40,000)	(19,719)	(20,403)	(19,374)	(20,240)
	$851,981	$899,979	$919,876	$937,314	$962,331

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Sep-09	Jun-09	Mar-09	Dec-08	Sep-08
Commercial and financial	9.96%	9.20%	8.78%	9.15%	9.30%
Agricultural (including loans secured by farmland)	4.99%	4.98%	4.75%	5.08%	5.01%
Real estate – construction	30.25%	31.63%	33.49%	33.01%	33.88%
Real estate – commercial	31.77%	31.07%	29.18%	28.92%	28.68%
Real estate – residential	20.30%	19.90%	20.35%	20.52%	19.89%
Installment loans to individuals and other loans	2.75%	3.24%	3.48%	3.35%	3.27%
	100.02%	100.02%	100.03%	100.03%	100.03%
Deferred loan fees and unearned interest, net	-0.02%	-0.02%	-0.03%	-0.03%	-0.03%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-4.48%	-2.14%	-2.17%	-2.03%	-2.06%
Net loans	95.52%	97.86%	97.83%	97.97%	97.94%

At September 30, 2009, our loan portfolio was $892.0 million compared to $956.7 million at December 31, 2008, a decrease of $64.7 million, or 6.8%.  Since December 31, 2004, the composition of the loan portfolio has shifted as commercial real estate mortgages decreased from 36.9% of our portfolio at December 31, 2004 to 31.8% at September 30, 2009, and construction and land development loans increased from 25.8% of our portfolio to 30.3% of our portfolio during that same time period.  However, it should be noted that construction and land development loans have decreased from 38.3% of our portfolio at December 31, 2007.  This increase in construction and land development lending was largely the result of our decision in 2000 to expand into our North Georgia markets.  The more recent decrease in construction and development loans is due to management’s conscious efforts to reduce the concentration risk in our loan portfolio.  Of the $269.8 million in construction and development loans outstanding at September 30, 2009, $148.2 million, or 54.9%, were originated in our North Georgia offices.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	September 30, 2009		December 31, 2008		September 30, 2008
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$109,941	40.7%	$129,412	41.0%	$134,529	40.4%
Commercial and multi-family	79,370	29.4%	95,934	30.4%	99,822	30.0%
Construction:
1-4 family residential spec	11,939	4.4%	19,182	6.1%	26,159	7.9%
1-4 family residential pre-sold	261	0.1%	112	0.1%	366	0.1%
1-4 family residential other	17,239	6.4%	23,423	7.4%	29,501	8.9%
Commercial owner-occupied	2,506	0.9%	3,340	1.0%	3,592	1.1%
Commercial not owner-occupied	32,533	12.1%	27,038	8.5%	29,413	8.8%
Hotel/motel	5,558	2.1%	7,949	2.5%	1,265	0.4%
Multi-family properties	4,898	1.8%	-	0.0%	6,614	2.0%
Special purpose property	1,840	0.7%	6,538	2.1%	1,500	0.4%
Other	3,719	1.4%	2,858	0.9%	140	0.0%
Total construction and development loans	$269,804	100.0%	$315,786	100.0%	$332,901	100.0%
Percentage of total loans	30.3%		33.0%		33.9%

	September 30, 2009		December 31, 2008		September 30, 2008
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$41,197	14.5%	$41,617	15.0%	$42,621	15.1%
Retail	19,005	6.7%	21,062	7.6%	22,309	7.9%
Other	40,220	14.2%	40,413	14.6%	38,081	13.5%
Not owner-occupied:
Office	22,068	7.8%	25,425	9.2%	26,588	9.4%
Retail	44,985	15.9%	36,085	13.1%	34,643	12.3%
Other	25,487	9.0%	24,656	8.9%	26,585	9.4%
Other:
Hotel/motel	22,186	7.8%	15,812	5.7%	19,754	5.6%
Industrial	4,405	1.5%	4,677	1.7%	4,765	1.7%
Multi-family properties	26,783	9.5%	22,685	8.2%	25,023	8.9%
Special purpose property	37,068	13.1%	39,240	14.2%	40,421	14.4%
Other	-	0.0%	4,973	1.8%	991	1.8%
Total commercial real estate loans	$283,404	100.0%	$276,645	100.0%	$281,781	100.0%
Percentage of total loans	31.8%		28.9%		28.7%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Sep-09	Jun-09	Mar-09	Dec-08	Sep-08
	(Dollars In Thousands)
Noninterest-bearing demand	$106,573	$108,973	$111,472	$91,114	$101,417
Interest-bearing demand and savings	241,073	245,459	250,325	252,122	262,723
Retail time less than $100,000	319,016	320,834	330,854	328,329	323,377
Retail time greater than or equal to $100,000	201,940	191,852	198,768	198,845	182,491
Retail time placed in CDARs programs	41,799	35,190	53,712	46,690	18,343
Brokered	119,237	134,074	160,167	206,603	141,493
Total deposits	$1,029,638	$1,036,382	$1,105,298	$1,123,703	$1,029,844

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Sep-09	Jun-09	Mar-09	Dec-08	Sep-08
Noninterest-bearing demand	10.35%	10.51%	10.09%	8.11%	9.85%
Interest-bearing demand and savings	23.42%	23.68%	22.65%	22.44%	25.51%
Retail time less than $100,000	30.98%	30.96%	29.93%	29.22%	31.40%
Retail time greater than or equal to $100,000	19.61%	18.51%	17.98%	17.69%	17.72%
Retail time placed in CDARs program	4.06%	3.40%	4.86%	4.15%	1.78%
Brokered	11.58%	12.94%	14.49%	18.39%	13.74%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

RESULTS OF OPERATIONS

During the three months ended September 30, 2009 we incurred a net loss of $20.0 million, or ($1.93) per diluted share, as compared to a net loss of $2.9 million, or ($0.31) per diluted share, during the same period in 2008.  The $17.1 million, or (597.7%), decrease in net income is the net result of a $24.1 million increase in the provision for loan losses and a $2.0 million decrease in net interest income offset by a $9.0 million decrease in income tax expense.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended September 30, 2009 were (6.17%) and (86.37%), respectively, compared to a (.92%) ROA and a (11.83%) ROE for the same period in 2008.

For the nine months ended September 30, 2009 we incurred a net loss of $20.0 million, or ($2.06) per diluted share, as compared to a net loss of $99,000, or ($0.01) per diluted share, during the same period in 2008.  The $19.8 million decrease in net income is the net result of a $25.6 million increase in the provision for loan losses and a $5.0 million decrease in net interest income and a $981,000 increase in other expenses, offset by a $1.2 million increase in other income and a $10.6 million decrease in income tax expense.  Our ROA and ROE for the nine months ended September 30, 2009 were (2.02%) and (29.16%), respectively, compared to a (0.01%) ROA and a (0.14%) ROE for the same period in 2008.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended September 30, 2009, our net interest income on a taxable-equivalent basis was $7.3 million, a 22.1% decrease from the $9.4 million in net interest income for the third quarter of 2008.  The decrease in net interest income is due to a $3.0 million decrease in interest income, offset by an $897,000 decrease in interest expense.  During the third quarter of 2009, our average earning assets were 1.5% higher compared to the same period in 2008, and the average balances of our interest-bearing liabilities increased by 3.5% to fund the asset growth.  Because of economic conditions and illiquidity in our loan portfolio, we are carrying approximately $80 million in excess liquidity at a negative net spread that adversely impacted the net interest margin by 18 basis points during the third quarter of 2009.  A portion of the decrease in interest income is due to an increase in nonaccrual loans, causing approximately $1.4 million in interest income to not be recognized during the third quarter of 2009, compared to $858,000 in interest income forgone during the same period in 2008.  The average yield on our earning assets decreased 110 basis points from 6.09% for the third quarter of 2008, to 4.99% for the third quarter of 2009.  However, the average rates paid for our funds only decreased 45 basis points from 3.25% for the third quarter of 2008, to 2.80% for the third quarter of 2009.  As a result, our net interest spread declined by 65 basis points from 2.84% in the third quarter of 2008, to 2.19% for the same period in 2009.

For the nine months ended September 30, 2009, our net interest income on a taxable-equivalent basis was $22.7 million, an 18.8% decrease from the $28.0 million in net interest income for the same period in 2008.  The decrease in net interest income is due primarily to the same factors described above for the quarterly results.   Interest income not recognized due to nonaccrual loans totaled $3.40 million for the first nine months of 2009, compared to $2.5 million in interest income forgone during the same period in 2008.

Net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the third quarter of 2009 was 2.45%, 75 basis points lower than the 3.20% recorded for the third quarter of 2008.  The reduction in short-term interest rates during 2008 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  The reduction of interest income due to our nonperforming assets also negatively impacted the net interest margin by 46 basis points during the third quarter of 2009, compared to a 30 basis point impact in the third quarter of 2008.  We do not expect our net interest margin for the remainder of 2009 to increase back to 2008 levels, considering the increase in our nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and nine months ended September 30, 2009 and 2008.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate in 2009 and a 35% Federal tax rate in 2008.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended September 30,		2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$914,699	$13,120	5.69%	$973,017	$15,391	6.29%
Investment securities:
Taxable	130,555	1,487	4.52%	145,731	1,891	5.16%
Nontaxable	12,539	199	6.30%	33,055	506	6.09%
Other short-term investments	126,030	80	0.25%	14,696	69	1.88%
Total interest-earning assets	$1,183,823	$14,886	4.99%	$1,166,499	$17,857	6.09%
Interest-bearing liabilities:
Demand deposits	$206,329	$294	0.57%	$267,595	$1,149	1.71%
Savings deposits	36,576	23	0.25%	36,175	46	0.50%
Time deposits	683,548	5,882	3.41%	604,761	6,068	3.99%
FHLB advances	101,303	1,052	4.12%	100,042	986	3.92%
Notes payable	30,310	262	3.43%	10,310	117	4.50%
Other short-term borrowings	12,461	49	1.56%	15,540	94	2.40%
Total interest-bearing liabilities	$1,070,527	$7,562	2.80%	$1,034,423	$8,460	3.25%

Interest rate spread			2.19%			2.84%
Net interest income		$7,324			$9,397
Net interest margin			2.45%			3.20%

For the Nine Months Ended September 30,		2009			2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$930,502	$41,098	5.91%	$948,908	$47,188	6.64%
Investment securities:
Taxable	145,540	5,213	4.79%	146,957	5,785	5.26%
Nontaxable	17,008	790	6.21%	33,359	1,526	6.11%
Other short-term investments	130,488	233	0.24%	12,554	205	2.19%
Total interest-earning assets	$1,223,538	$47,334	5.17%	$1,141,778	$54,704	6.40%
Interest-bearing liabilities:
Demand deposits	$211,970	$879	0.55%	$288,706	$4,414	2.04%
Savings deposits	35,756	67	0.25%	35,896	174	0.65%
Time deposits	719,647	19,640	3.65%	565,130	18,553	4.39%
FHLB advances	105,153	3,204	4.07%	96,681	2,845	3.93%
Notes payable	27,306	715	3.50%	10,310	398	5.15%
Other short-term borrowings	10,107	120	1.59%	16,052	358	2.98%
Total interest-bearing liabilities	$1,109,939	$24,625	2.97%	$1,012,775	$26,742	3.53%

Interest rate spread			2.20%			2.87%
Net interest income		$22,709			$27,962
Net interest margin			2.48%			3.27%

Provision for Loan Losses

During the third quarter of 2009, we provided $31.4 million to our allowance for loan losses due to an increase in nonperforming loans and continued weaknesses in the real estate market.  Additional provisions for loan losses in the fourth quarter of 2009 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality continues to deteriorate from current levels or if we attempt to aggressively liquidate our collateral on these impaired loans under current market conditions.

For the year to date, we have charged-off $14.9 million in loans and we have recovered $305,000 in previously charged-off loans. During the third quarter of 2009, we charged-off a $3.0 million loan in which we believe there was misrepresentation and a $5.0 million loan to a bank holding company located in Georgia whose subsidiary bank is under-capitalized and is under a regulatory enforcement action.  We do not have any other loans to bank holding companies located in Georgia and only have one loan with a $6.0 million exposure to a non-Georgia bank holding company.  The $14.6 million in net charge-offs for the year to date results in an annualized 2.09% ratio of net charge-offs to average loans, which is higher than our 2008 net charge-off ratio of 1.21% and our five-year average net charge-off ratio of 0.33%.

We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio.  As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.  We have a comprehensive methodology for determining the adequacy of our allowance for loan losses.  We perform an allowance analysis quarterly that is broken down into the following three components: (1) specific allowances for individual loans, (2) allowances for pools of loans identified by credit risk grades or delinquency status, and (3) general allowances for all other loans pooled by loan type.  Our Problem Asset Committee, which is comprised of senior members of management, credit administration, collections, accounting and Market Presidents,  has the responsibility for assessing the risk elements, determining the specific allowance valuations, and affirming the methodology used.  The Board of Directors reviews management’s assessment and affirms the amount recorded.

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans.  Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  At September 30, 2009, we had $16.3 million in specific reserves on $83.0 million in individually evaluated impaired and other significant potential problem loans, compared to $3.4 million in specific reserves on $59.9 million in individually evaluated impaired and other significant potential problem loans at December 31, 2008.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 days or more.  The allowance factors are based on industry standards and supported by our own historical loss analysis.  At September 30, 2009, we had $12.0 million in general reserves allocated to $304.2 million rated and delinquent loans.  This is an increase from the $7.4 million in general reserves allocated to $200.5 million rated and delinquent loans at December 31, 2008.

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At September 30, 2009, we had $11.6 million in general reserves compared to $7.8 million at December 31, 2008.  This 49% increase in the general reserves at September 30, 2009 compared to December 31, 2008 is primarily due to increased recent historical loss experience and continued deterioration in economic factors evaluated in our analysis.

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

Allocation of the Allowance for Loan Losses

As of	September 30, 2009		December 31, 2008
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
(Dollars in thousands)
Commercial and financial	$1,815	10.0%	$1,382	9.1%

Agricultural (including loans secured by farmland)	599	5.0%	112	5.1%

Real estate – construction	19,945	30.2%	11,950	33.0%

Real estate – commercial	7,381	31.8%	2,552	28.9%

Real estate – residential	3,004	20.3%	2,417	20.5%

Consumer and other loans	415	2.7%	176	3.4%

Unallocated	6,841	N/A	785	N/A

Total	$40,000	100.0%	$19,374	100.0%

Summary of Loan Loss Experience

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	Nine months ended September 30, 2009	Year ended December 31, 2008

Balance at beginning of year	$19,373	$12,906
Charge-offs:
Commercial and financial	3,468	709
Agricultural (including loans secured by farmland)	-	-
Real estate – construction and development	5,108	8,023
Real estate – commercial	100	25
Real estate – residential	753	3,188
Installment loans to individuals and other loans	5,437	183
	14,866	12,128
Recoveries:
Commercial and financial	113	38
Agricultural (including loans secured by farmland)	38	38
Real estate – construction and development	4	2
Real estate – commercial	16	340
Real estate – residential	35	33
Installment loans to individuals and other loans	99	94
	305	545
Net charge-offs (recoveries)	14,561	11,583
Additions provided to the allowance charged to operations	35,188	18,050
Balance at end of period	$40,000	$19,373

Average balance of loans outstanding	$930,502	$955,253

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year (annualized)	2.09%	1.21%

Nonaccrual, Past Due and Restructured Loans
Our nonperforming loans increased $9.4 million, from $55.4 million at December 31, 2008 to $64.8 million at September 30, 2009, due primarily to the adverse economic and real estate market conditions in our North Georgia and Florida markets.  As a percentage of total loans, nonperforming loans increased 148 basis points to 7.27% at September 30, 2009 from 5.79% at December 31, 2008.  Approximately 49% of the loans on nonaccrual status at September 30, 2009 were construction and development loans, and these loans represented approximately 12% of our total portfolio of construction and development loans.

A schedule of our nonperforming loans at September 30, 2009 is presented in the following table.

Category	Net Carrying Value *	Collateral Description	Average Carrying Value*/ Unit
Construction and Development	$12.8 million	12 parcels of undeveloped land totaling 558 acres	$9,200 per residential acre and $56,200 per commercial acre
Construction and Development	$4.5 million	161 residential lots	$27,800 per lot
1-4 Family Residential	$5.5 million	74 houses	$75,000 per house
Commercial Real Estate	$19.4 million	22 commercial properties	$880,600 per property
Agriculture	$1.9 million	3 parcels of farm land totaling 373 acres	$5,000 per acre
Commercial and Industrial	$3.6 million	Non-real estate collateral	$297,000 per loan
Multi-Family Residential	$8.0 million	9 condominium units	$891,900 per unit
Consumer	$21,000	Non-real estate collateral	$3,000 per loan

* The term “net carrying value” represents the book value of the loan less any allocated allowance for loan losses.

The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans over the past five quarters.

As of Quarter End	Sep-09	June-09	Mar-09	Dec-08	Sep-08
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$64,808	$70,232	$62,653	$54,903	$43,471
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	4	190	19	206	4
Troubled debt restructurings not included above	-	84	311	311	9,808
Total nonperforming loans	$64,812	$70,506	$62,983	$55,420	$53,283

Ratio of nonperforming loans to total loans	7.27%	7.67%	6.70%	5.79%	5.42%

Reserves allocated to nonperforming loans:
Specific Reserves	$8,765	$5,965	$6,179	$2,888	$9,905
General Reserves	300	697	788	1,188	1,136
Total reserves allocated to nonperforming loans	$9,065	$6,662	$6,967	$4,076	$11,041

Total reserves allocated as a percentage of nonperforming loans	13.99%	9.45%	11.06%	7.35%	20.72%

The following table summarizes our nonperforming assets by type and market as of September 30, 2009.

	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$3,721	$43,606	$17,481	$-	$64,808
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-	-	4	4
Troubled debt restructurings not included above	-	-	-	-	-
Total nonperforming loans	$3,721	$43,606	$17,481	$4	$64,812
Foreclosed assets	2,383	37,962	14,850	-	55,195
Total nonperforming assets	$6,104	$81,568	$32,331	$4	$120,007
Ratio of nonperforming loans to total loans in market	1.00%	10.80%	21.55%	0.01%	7.27%
Ratio of nonperforming assets to total assets in market	1.56%	18.38%	32.74%	0.00%	9.59%

Potential Problem Loans
At September 30, 2009, we had $28.9 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 3.24% of total loans, representing an increase from $21.6 million, or 2.25% at December 31, 2008.  Approximately 67.4% of the loans past due 30-89 days at September 30, 2009 were construction and development loans, and these loans represented approximately 7.2% of our total portfolio of construction and development loans.

Of the total delinquent loans discussed above, we have identified $19.5 million in potential problem loans that are not classified as nonperforming loans as of September 30, 2009, as compared to $9.8 million as of December 31, 2008.  These are all construction and land development loans that were past due 30 to 89 days at September 30, 2009 and December 31, 2008.  Potential problem loans are loans where known credit problems of the borrowers cause management to doubt the ability of such borrowers to comply with the present repayment terms.  These loans are at a higher risk of becoming nonperforming in future periods.

Other Real Estate Owned
Our foreclosed assets increased $29.9 million in the first nine months of 2009, from $25.3 million at December 31, 2008 to $55.2 million at September 30, 2009.  Due to economic conditions in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, we have decided to hold certain parcels of foreclosed assets rather than to force distressed sales of these properties in this market.

A schedule of the foreclosed properties held at September 30, 2009 is presented in the following table.

Category	Book Value	Description	Average Value/ Unit
Construction and Development	$11.2 million	15 parcels of undeveloped land totaling 1,039 acres	$9,500 per residential acre $53,200 per commercial acre
Construction and Development	$14.3 million	628 residential lots	$22,700 per lot
1-4 Family Residential	$11.3 million	65 houses	$174,600 per house
Commercial Real Estate	$18.4 million	26 commercial properties	$706,300 per property

Other Income
A summary of noninterest income follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Pct. Chg.	2009	2008	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$944	$931	1.4%	$2,626	$2,813	-6.6%
Mortgage origination fees	150	151	-0.7%	614	573	7.2%
ATM/debit card fee income	212	201	5.5%	620	550	12.7%
Securities transactions, net	93	2	4550.0%	865	202	328.2%
Earnings on bank-owned life insurance	148	106	39.6%	430	317	35.6%
Gain (loss) on disposal of assets	(755)	(434)	-74.0%	(1,276)	(542)	-135.4%
Gain (loss) on derivative instrument	(143)	-	100.0%	1,026	-	100.0%
Other noninterest income	240	124	93.5%	577	383	50.7%
Total noninterest income	$889	$1,081	-17.8%	$5,482	$4,296	27.6%
Noninterest income (annualized) as a percentage of average assets	0.27%	0.35%		0.57%	0.47%

Excluding gains and losses on securities transactions, derivative instruments, and the disposal of other assets, our total noninterest income increased 12.0% and 5.0% in the respective three and nine months ended September 30, 2009 compared to the same periods in 2008.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  However, we continue to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the second quarter of 2009, we sold $32.5 million of higher risk-weighted investment securities and recorded a $1.05 million realized gain on the sale of these investment securities.  This was offset by a $261,000 write-down of our investment in Silverton Bank stock.  This is compared to a $202,000 realized gain on the sale of investment securities in the first nine months of 2008.

Earnings on bank-owned life insurance increased primarily as a result of a higher rate of return on these policies compared to 2008.

During the first nine months of 2009, we incurred a loss of $1.27 million on the sale of foreclosed assets and a $4,000 loss on the disposal of equipment.  This is compared to a loss of $534,000 on the sale of a parcel of foreclosed real estate and an $8,000 loss on the disposal of an ATM machine during the first nine months of 2008.

During the first nine months of 2009, we recorded a $1.03 million gain on our hedging activities, while we did not have any recorded gain on hedging activities during the first nine months of 2008.

Other noninterest income includes increased premiums on SBA loans and rental income on our foreclosed assets during the first nine months of 2009, compared to the first nine months of 2008.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Pct. Chg.	2009	2008	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$2,947	$3,898	-24.4%	$10,425	$12,055	-13.5%
Deferred loan cost	(356)	(426)	-16.4%	(1,126)	(1,282)	-12.2%
Employee benefits	1,041	1,101	-5.4%	3,008	3,337	-9.9%
Net occupancy expense of premises	569	655	-13.1%	1,757	1,903	-7.7%
Furniture and equipment expense	502	516	-2.7%	1,504	1,562	-3.7%
Advertising and business development	91	128	-28.9%	296	436	-32.1%
Supplies and printing	77	89	-13.5%	259	301	-14.0%
Telephone and internet charges	157	191	-17.8%	496	605	-18.0%
Postage and courier	127	159	-20.1%	395	461	-14.3%
Legal and accounting fees	245	115	113.0%	599	329	82.1%
Deposit insurance	520	72	622.2%	1,639	127	1190.6%
Director fees and expenses	121	157	-22.9%	429	485	-11.5%
Service charges and fees	87	143	-39.2%	359	457	-21.4%
Foreclosure and repossession expenses	582	207	181.2%	1,792	354	406.2%
Other noninterest expense	574	505	13.7%	1,680	1,401	19.9%
Total noninterest expense	$7,284	$7,510	-3.0%	$23,512	$22,531	4.4%
Noninterest expense as a percentage of average assets (annualized)	2.25%	2.36%		2.45%	2.48%

Noninterest expense decreased 3.0% from $7.5 million in the third quarter of 2008 to $7.3 million in the third quarter of 2009.  As a percentage of average assets, noninterest expense improved from 2.36% at September 30, 2008 to 2.25% at September 30, 2009.

Noninterest expense increased 4.4% from $22.5 million in the first nine months of 2008 to $23.5 million in the first nine months of 2009.  However, as a percentage of average assets, noninterest expense improved from 2.48% at September 30, 2008 to 2.45% at September 30, 2009.

Salaries and wages and employee benefits expense decreased 13.5% for the first nine months of 2009 compared to the same period in 2008 due to the reduction of our staff from 320 full time equivalent employees at September 30, 2008 to 266 full time equivalent employees at September 30, 2009.  The decreases in salary due to these reductions were offset by a one-time severance accrual of $730,000 in the first quarter of 2009 related to the retirement of our President and Chief Executive Officer and severance expenses of $185,000 in the second quarter of 2009.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

Advertising and business development expenses, office supplies and printing charges and telephone and internet fees decreased from the first nine months of 2008 to the first nine months of 2009 due to cost-saving awareness and efforts among our locations to reduce noninterest expenses.  The decrease in postage and courier fees is due to a reduction in our courier’s schedule as part of our cost-saving awareness efforts.

Our deposit insurance premiums increased from $127,000 during the first nine months of 2008 to $1.16 million in the first nine months of 2009 due to rate increases and a $600,000 special assessment from the FDIC during the second quarter of 2009.

Service charges and fees were higher in the first nine months of 2008, compared to the first nine months of 2009, due to expenses related to our remote deposit product that we incurred in the first quarter of 2008.

Foreclosure and repossession expenses increased significantly from the first nine months of 2008 to the first nine months of 2009 due to the increased level of foreclosed assets owned by the Company.  These increased expenses include property taxes, repairs and maintenance, insurance and legal and collection expenses.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 34.7% and 36.6% for the three-month periods ended September 30, 2009 and 2008, respectively.  For the nine-month periods ended September 30, 2009 and 2008, income tax expense as a percentage of net income before taxes was 35.37% and 72.2%, respectively.  The difference between the effective rate and the statutory federal rate of 35% is due primarily to income earned on tax-exempt municipalities and earnings on the cash value of our bank-owned life insurance offset in part by state income tax expense.

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

At September 30, 2009, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 22.0%, compared to 23.9% at December 31, 2008.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.

During the first nine months of 2009, we utilized the $20.0 million proceeds from the issuance of a three year unsecured debt at an interest rate of 2.74% under the FDIC’s Temporary Liquidity Guarantee Program,  the $64.7 million decrease in loans, the $47.9 million decrease in investment securities and the $12.8 million in net proceeds from capital raised to offset the $94.1 million decrease in deposits, the $19.4 million decrease in advances from the FHLB and the $29.9 million increase in foreclosed assets.

Contractual Obligations
Summarized below are our contractual obligations as of September 30, 2009.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta
Advances	$90,295	$20,649	$40,635	$9,603	$19,408
Operating Lease Obligations	793	254	371	168	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
Other Borrowings	20,000	-	20,000	-
Total	$121,398	$20,903	$61,006	$9,771	$29,718

Off-Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2009 and December 31, 2008 are as follows:

	Sep-09	Dec-08
	(Dollars in thousands)
Commitments to extend credit	$105,715	$147,187
Standby letters of credit	$3,474	$4,134

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  In April 2009, we terminated the two Prime rate collar contracts.  The Prime rate floor contract expired July 1, 2009.  At September 30, 2009, the only derivative contract outstanding is the LIBOR cap contract.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at September 30, 2009 was not material.

Stockholders’ Equity
On September 9, 2009, we completed a private placement of approximately $13.4 million of additional capital.  After expenses, the net proceeds of the capital raise were $12.8 million.  The private placement was issued through two newly-created classes of preferred stock.  The issuance included $8.3 million of Series A preferred stock along with additional investor funds of $5.1 million sold in Series B preferred stock.  As a result of shareholder approval which was obtained at our 2009 Annual Meeting of Shareholders held on June 23, 2009, both classes of preferred stock were immediately converted into shares of the our common stock at a conversion price of $3.00 per share.  Also, upon conversion, the investors received warrants to purchase additional shares of common stock equal to 30% of the aggregate value of their investment.  The warrants are exercisable for a term of seven years at an exercise price of $3.75 per share.

Stockholders’ equity represented 6.7% of total assets at September 30, 2009, a slight decrease compared to 6.8% at December 31, 2008.  Total stockholders’ equity decreased $8.4 million, or 9.1%, since December 31, 2008.  This decrease is primarily the result of our net loss of $19.9 million and a $1.4 million decrease in accumulated other comprehensive gains, offset by the $12.8 million of  new stock issued.  We did not declare a dividend in the third quarter of 2009 or 2008.  In setting our dividend on a quarterly basis, we evaluate our capital adequacy and the quality of our earnings, and we estimate our capital requirements and our earnings outlook for the next year. Based on these evaluations, we suspended our quarterly dividends on our common stock in the third quarter of 2008, and we do not intend to pay a common stock dividend for the remainder of 2009 or 2010 due to continued pressure on earnings and capital.  Under the terms of the written agreement with the Federal Reserve Board, the Company is restricted from paying dividends or repurchasing shares of its common stock without the prior written approval of the Federal Reserve Board.

The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At September 30, 2009, the Company and the Bank were in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2009.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	9.8%	10.0%	8.0%
Tier 1 Capital to Risk Weighted Assets	8.5%	8.7%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	6.2%	6.4%	4.0%

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At September 30, 2009, our one-year management-adjusted re-pricing gap ratio of 0.88 was within our policy guidelines.

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

The table below shows our contractual maturity gap at September 30, 2009.  A positive maturity gap (a gap ratio > 1.00) occurs when more assets are maturing than liabilities for any given time period, and generally equates to a lower liquidity risk.  A negative maturity gap (a gap ratio < 1.00) for any given time period results in a higher liquidity risk and could indicate potential liquidity problems exist.

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$232,000	$322,599	$479,665
Rate Sensitive Liabilities (RSL)	183,925	312,145	540,872
RSA minus RSL (Gap)	$48,075	$10,454	$(61,207)

Gap Ratio (RSA/RSL)	1.26	1.03	0.89

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$633,477	$673,217	$744,929
Rate Sensitive Liabilities (RSL)	462,923	595,983	820,820
RSA minus RSL (Gap)	$170,554	$77,234	$(75,891)

Gap Ratio (RSA/RSL)	1.37	1.13	0.91

Management-Adjusted
Rate Sensitive Assets (RSA)	$638,261	$679,786	$753,329
Rate Sensitive Liabilities (RSL)	471,773	612,920	851,890
RSA minus RSL (Gap)	$166,488	$66,866	$(98,561)

Gap Ratio (RSA/RSL)	1.35	1.11	0.88

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 20% using this analysis.  As of September 30, 2009, the simulation model projected net interest income would increase 11.19% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income to decrease 1.67% over the next year if market rates immediately fell by 25 basis points.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	17.42%	32.74%
+200 bps	15.09%	21.39%
+100 bps	8.84%	10.19%
-25 bps	-1.67%	-1.67%

ITEM 4.  CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that has not been previously disclosed in our Quarterly Reports for the periods ended March 31, 2009 and June 30, 2009.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1
Articles of Amendment of PAB Bankshares, Inc. establishing the Series A Preferred Stock and Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2009).

10.1	Form of Investment Agreement for Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2009).

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date:	November 9, 2009	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date:	November 9, 2009	By:	/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)