Form 10-K
period 2009-12-31
PAB BANKSHARES INC
filed 2010-03-10
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates on June 30, 2009 was approximately $17.7 million (based on shares held by non-affiliates at $2.56 per share, the closing stock price on the NASDAQ Stock Market on June 30, 2009).

As of February 26, 2010 (the latest practicable date), the registrant had 13,795,040 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated

None	N/A

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, economic conditions, real estate markets and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, the “Company”, “we”, “us”, or “our” refer to PAB Bankshares, Inc.  When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values; (2) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta, may continue to negatively affect our financial results; (3) our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen; (4) restrictions or conditions imposed by our regulators on our operations, including the terms of our written agreement with the Federal Reserve Board, may make it more difficult for us to achieve our goals; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitive pressures among depository and other financial institutions may increase significantly; (7) changes in the interest rate environment may reduce margins or the volumes or values of the loans we make; (8) competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can; (9) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (10) adverse changes may occur in the bond and equity markets; (11) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (12) we may not close the sale of five of our South Georgia branches when we anticipate or at all; (13) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (14) the risk factors discussed from time to time in the Company’s Periodic Reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, this Annual Report on Form 10-K (the “Report”).  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks, and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the "Risk Factors" section of this report. Any forward-looking statement speaks only as of the date that the statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which we made the statement or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General

PAB is a bank holding company headquartered in Valdosta, Lowndes County, Georgia.  PAB was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank (the “Bank”).  Since our incorporation in 1982, we have acquired five other Georgia financial institutions and one Florida financial institution, and subsequently merged those institutions into the Bank.  The Bank was founded in Valdosta in 1956, and it became a state-chartered commercial bank in 1971.  In 2001, the Bank became a state member bank of the Federal Reserve System.  Currently, the Bank operates 13 branches located in seven counties in South Georgia; four branches  located in three counties in North Georgia; and one branch located in Ocala, Florida.  On February 23, 2010, we entered into a Purchase and Assumption Agreement whereby we agreed to sell five of our branches in South Georgia to HeritageBank of the South.  The closing of the transaction is subject to regulatory approval and other customary closing conditions and is expected to be completed in the second quarter of 2010.  Additional information on each of the markets that we serve is provided below under the caption “Markets and Competition.”

Unless the context indicates otherwise, all references in this report to “PAB”, “we”, “us” and “our” refer to PAB Bankshares, Inc., and our wholly owned subsidiary, The Park Avenue Bank, except that in the discussion of our capital stock and related matters, these terms refer solely to PAB Bankshares, Inc. and not to its subsidiary. All references to the “Bank” refer to The Park Avenue Bank only.

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

When it comes to competing with the larger financial institutions in our markets, we believe that our people make the difference.  Our experience and strong community relationships in our markets allow us to deliver a higher level of customer service to the small- and medium-sized commercial businesses and to individual consumers.  Being smaller and less bureaucratic than our regional and national competitors allows us to provide a more timely response and greater flexibility in serving the needs of our customers.  At the same time, we have invested in systems and support to provide a product line that we believe gives us a competitive edge over many of the smaller financial institutions in our markets.

A brief description on the characteristics of our markets and our history in those markets is provided below.

South Georgia
The Bank has a proud tradition of community banking in South Georgia spanning over five decades, and we have developed a large market share in many of these communities.  As previously mentioned, we have been in Valdosta since 1956. We also have branches in Adel (Cook County), Bainbridge (Decatur County), Baxley (Appling County), Statesboro (Bulloch County), Hazlehurst (Jeff Davis County) and Cairo (Grady County).  Collectively, we refer to these seven communities as our “South Georgia” market in this Report.  In 2001, we began consolidating the separate charters of our banks into one charter, The Park Avenue Bank.  The charter consolidation was completed in April 2002, and all of our banking offices now operate under the “PAB” logo.  Overall, we have the ninth largest market share1 with 2.73% of the total deposits in the state’s southern tier2.  Our branch network in South Georgia has allowed us to deliver retail banking services in these communities more effectively.  Therefore, our primary focus in South Georgia is on providing traditional community banking products and services to consumers, businesses, and municipalities.  The timber and farming industries and agricultural-related businesses are vital to the local economies in each of our South Georgia markets.

On February 23, 2010, we entered into a Purchase and Assumption Agreement whereby we agreed to sell our branches located in Adel, Statesboro, Baxley, and Hazlehurst to HeritageBank of the South.  The closing of the transaction is subject to regulatory approval and other customary closing conditions and is expected to be completed in the second quarter of 2010.

1 Based on the FDIC/OTS Summary of Deposits report as of June 30, 2009.
2 Regions 9-12 (58 counties) as defined by the Georgia Department of Community Affairs.

Valdosta and Adel are located off Interstate 75 in the middle of South Georgia.  Valdosta is the county seat of Lowndes County and is 18 miles north of the Florida state line.  The Valdosta Metropolitan Statistical Area (“MSA”) is comprised of Lowndes, Brooks, Berrien, and Echols Counties.  Adel is in Cook County and is 21 miles north of Valdosta.  We have 56 employees, five branches, and nine ATM’s serving our customers in these communities.  The Company’s administrative and operational facilities and 93 additional employees are also located in Valdosta.  Prior to its merger with the Bank in 2001, the Adel office operated under a separate bank charter called Farmers and Merchants Bank.  Moody Air Force Base, Valdosta State University, and several transportation and distribution facilities of regional and national firms are some of the major economic contributors to the area.

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

Statesboro, 161 miles northeast of Valdosta, sits at the intersection of U.S. Highway 80 and U.S. Highway 301, near Interstate 16, in Southeast Georgia.  Statesboro is also 53 miles west of the Savannah MSA.  We have 18 employees, two branches, and three ATM’s in this community.  Prior to its merger with the Bank in 2002, the Statesboro offices had operated under the Eagle Bank and Trust charter.  Georgia Southern University is located in Statesboro.

Baxley and Hazlehurst are both approximately 90 miles northeast of Valdosta.  The two communities are located 16 miles apart along U.S. Highway 341 in Southeast Georgia.  We have 16 employees, two branches, and two ATM’s serving our customers in these communities.  Prior to its merger with the Bank in 2002, the Baxley and Hazlehurst offices operated under the Baxley Federal Savings Bank thrift charter.  The Georgia Power Company’s Edwin I. Hatch Nuclear Power Plant located in Appling County is one of the area’s largest employers.

North Georgia
During the fourth quarter of 2000, we adopted an expansion strategy to enter into higher growth metropolitan markets that would complement our South Georgia market and leverage the excess deposits of our South Georgia franchise.  This expansion began with the opening of an office in McDonough (Henry County) on the south side of the Atlanta MSA in October 2000.  In October 2001, we opened an office in Oakwood (Hall County), north of Atlanta in the Gainesville MSA.  Both the McDonough and Oakwood offices initially began as loan production offices and were subsequently developed into full service branches.  In October 2003, we opened a loan production office in Athens (Clarke County), east of Atlanta.  In October 2006, the Athens loan production office was converted into our full service branch in Oconee County in the Athens MSA.  In July 2004, we expanded our presence in Henry County with the opening of a branch office in Stockbridge.  In April 2005, we opened a loan production office in Cobb County, and in December 2005, we opened a loan production office in Snellville (Gwinnett County) on the east side of the Atlanta MSA.  In February 2007, we opened a branch in Snellville and a loan production office in Cumming (Forsyth County) on the north side of the Atlanta MSA.  In March 2007, due to the departure of a key production officer at that location, we closed the loan production office in Cobb County and shifted the remaining resources to our Henry County market.  In January 2009, we closed our branch and loan production office in Snellville due to the economic downturn and disappointing results from the market.  In January 2010, we closed our loan production office in Cumming due to a shift in our strategic plan.  Our offices in Henry, Hall and Oconee counties and our former offices in Cobb, Clarke, Gwinnett, and Forsyth counties are referred to collectively as our “North Georgia” market in this Report.  Due to our relative newness and the lack of a large retail branch network, we do not have a significant retail presence or deposit market share in the North Georgia market.  Thus far, we have primarily catered to residential and commercial builders and developers and small- to medium-sized commercial operations in the North Georgia market.

McDonough and Stockbridge are located along Interstate 75 in Henry County.  Henry County is the southern-most county of the Atlanta MSA.  McDonough is 30 miles south of Downtown Atlanta.  We have 16 employees, two branches, and four ATM’s serving our customers in these communities.  Our McDonough office opened in 2000 and our Stockbridge location opened in 2004.

Oakwood is eight miles south of Gainesville along Interstate 985 in Hall County.  Oakwood is 50 miles northeast of Downtown Atlanta and 12 miles north of the Mall of Georgia retail shopping complex in Gwinnett County.  Oakwood is part of the Gainesville MSA.  We have eight employees, one branch, and one ATM serving our customers in this community.  The poultry industry has been a significant economic factor for the region over the past several decades.  As the Atlanta MSA experienced its urban sprawl, Hall County experienced significant growth over the past several years.  Our primary focus in Hall County has been in commercial lending.

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

Florida
In December 2000, we acquired Friendship Community Bank in Ocala (Marion County).  The acquired bank was merged into the Bank in 2001.  In September 2003, we opened a loan production office in St. Augustine (St. Johns County), but we closed this office in January 2010 due to a shift in our strategic plan.  In 2006, we opened a branch in the Jacksonville (Duval County) market, but we closed this branch in January, 2009 due to the economic downturn and disappointing results from the market.  Our office in Ocala and our former offices in St. Johns and Duval counties are collectively referred to as our “Florida” market.

Our Ocala office is near several retirement communities and has served primarily as a deposit gathering facility for the Bank.  Ocala is located in Central Florida, 130 miles south of Valdosta along Interstate 75.  We have 11 employees, one branch, and two ATMs serving our customers in Ocala.  Ocala is known for its equestrian training facilities and retirement communities due to its mild year-round climate.

The table below provides basic information and summary demographic data on each of our current markets.  Further discussion regarding local real estate market conditions is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report.

Market/	Number of	Total	Total	Market		Population	Employment	Unemployment
County	Offices	Loans1	Deposits1	Share (%)2	Population3	Growth (%)4	Growth (%)5	Rate (%)6

South Georgia
Lowndes	4	$239,918	$244,465	20.32	104,583	13.5	-3.4	8.2
Cook7	1	11,688	49,558	26.04	16,608	5.3	-3.3	12.0
Decatur	3	38,295	114,200	29.64	28,823	2.1	-2.3	12.7
Grady	1	11,423	20,287	8.48	25,115	6.2	-2.6	9.8
Appling7	1	13,200	37,771	15.39	18,038	3.6	2.0	10.3
Jeff Davis7	1	8,966	47,874	29.14	13,486	6.3	-4.2	14.2
Bulloch7	2	32,737	50,515	4.87	67,761	21.0	-2.1	9.2
	13	$356,227	$564,670
North Georgia
Henry	2	$161,750	$65,780	3.47	191,502	60.5	-6.7	10.3
Hall	1	138,732	39,084	1.62	184,814	32.7	-5.5	9.2
Oconee	1	41,926	15,515	1.97	32,221	22.9	-2.8	6.2
	4	$342,408	$120,379
State of Georgia						20.1	-5.5	10.3

Florida
Marion	1	$71,407	$174,221	3.36	329,628	27.3	-4.7	13.0
State of Florida						16.0	-4.6	11.1
National Total						9.1	-3.7	9.6

1
Dollar amounts are presented in thousands as of December 31, 2009.  Amounts exclude $35.3 million in loans and $185.9 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

2	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2009.
3	Estimated July 1, 2008 population provided by the U.S. Census Bureau.
4	Estimated percentage population change from 2000 to 2008 for counties and change from 2000 to 2009 for states and national totals provided by the U.S. Census Bureau.
5
Total employment growth (not seasonally adjusted) for the Third Quarter 2009 Year-To-Date percentage change from the prior year’s Year-To-Date data provided by the Bureau of Labor Statistics Household Survey.

6	Unemployment rate (not seasonally adjusted) for the Third Quarter 2009 provided by the Bureau of Labor Statistics.
7	We entered into a Purchase and Assumption Agreement on February 23, 2010 to sell our branches in these markets.

Employees
As of December 31, 2009, we had a total of 270 full-time and seven part-time employees.  We consider our relationship with our employees to be excellent.

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

Written Agreement with the Federal Reserve and the Georgia Department

On July 14, 2009, we entered into a Written Agreement with the Board of Governors of the Federal Reserve (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”).  The Written Agreement is based on the findings of the Federal Reserve and the Georgia Department during an examination conducted as of January 19, 2009 (the “Examination”).  Under the terms of the Written Agreement, the Bank is required to prepare and submit written plans and reports to the regulators that address the following items: strengthening the Bank’s credit risk management practices; improving loan underwriting and loan administration; improving asset quality, including improving the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.  We initially submitted the requested plans to the regulators for their review on August 26, 2009 and we continue to supplement these plans and reports in response to comments and requests from our regulators.  While the Written Agreement remains in place, we may not pay dividends and we may not increase debt or redeem any shares of our stock without the prior written consent of our regulators.

Since the completion of the Examination, the boards of directors of PAB and the Bank have aggressively taken steps to address the findings of the Examination.  We have taken an active role in working with the Federal Reserve and the Georgia Department to improve the condition of the Bank and are addressing the items included in the Written Agreement on a continuing basis, including establishing new commercial real estate loan concentration limits, new policies on the use of interest reserves, and comprehensive underwriting criteria for commercial credit analysis.  We have also developed plans to strengthen our problem asset management function and to reduce the level of problem assets on our balance sheet over a period of time.  We are engaged in ongoing dialogue with our regulators to comply with the terms of the Written Agreement.

In September 2009, the Federal Reserve and Georgia Department conducted a subsequent examination. In response to concerns raised by our regulators in this examination, we have engaged an independent consultant to evaluate the qualifications of our directors and executive officers, and we hired W. Keith Morris, a banker with over 30 years experience in lending, credit management and problem asset resolution, to lead our Special Assets Group in resolving our problem loans.

If we fail to adequately address the regulatory concerns in the Written Agreement, our banking regulators may take further action including, but not limited to, additional requirements for maintaining sufficient capital under the Written Agreement. An ongoing failure to adequately address the concerns of our regulators could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.

General
PAB is a bank holding company registered with the Federal Reserve and the Georgia Department under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the Financial Institutions Code of Georgia, respectively.

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

Payment of Dividends
PAB is a legal entity separate and distinct from its subsidiaries.  Its principal source of cash flow is dividends from its subsidiary bank.  There are statutory and regulatory limitations on the payment of dividends by its operating subsidiary, the Bank, to PAB, as well as by PAB to its stockholders.  Under the terms of the Written Agreement, we may not pay dividends without prior written consent of our regulators.

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

In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.  During 2008, PAB paid a total of $.24 per share in cash dividends and a 2% stock dividend to its stockholders.  In the third quarter of 2008, we suspended our quarterly dividends to shareholders due to a decline in earnings.  We did not pay a dividend during 2009 and we do not intend to pay a dividend in 2010 due to continued pressure on earnings and capital and as a result of the Written Agreement.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%.  Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  At December 31, 2009, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 8.08% and 6.81%, respectively, and we had the requisite capital level to qualify as “adequately capitalized” under the regulatory framework for prompt corrective action.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points.  Our Leverage Ratio at December 31, 2009 was 4.73%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business.  As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.  See “Prompt Corrective Action.”

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

At December 31, 2009, the Bank had the requisite capital level to qualify as “adequately capitalized” under the regulatory framework for prompt corrective action.  If the Bank were to fail to meet capital guidelines for “adequately capitalized,” the Bank could be subject to a variety of enforcement remedies from its regulators.

FDIC Insurance Assessments
The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance.  Member institutions pay deposit insurance assessments to the Deposit Insurance Fund (the “DIF”). The FDIC recently amended its risk-based assessment system to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors.  The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned.  Risk Category I contains the least risky depository institutions and Risk Category IV contains the most risky depository institutions.  The Risk Category is based on whether the institution is Well Capitalized, Adequately Capitalized, or Undercapitalized in regard to the institutions capital ratios.  The CAMELS rating of the institution is also used in the determination of the Risk Category.  Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information.  In the first quarter of 2009, the FDIC increased the amount to be assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly due to the increased and anticipated number of bank failures.  Thus, the assessment scale ranges from twelve basis points of assessable deposits for the strongest institutions (Risk Category I) to forty-five basis points for the weakest (Risk Category IV).  In 2008 the FDIC increased the amount of deposits it insures from $100,000 to $250,000.  This increase in insured deposits is temporary and will continue through December 31, 2013.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions: (1) the Transaction Account Guarantee Program (“TAGP”) and (2) the Debt Guarantee Program ("DGP"). The TAGP provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. Under the DGP the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must have been issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  The Bank did not opt out of the program and we are participating in both the TAGP and the DGP.  In February 2009, we issued $20 million of three-year unsecured debt under the DGP.

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

Recent Legislation and Regulatory Action
New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  Included among current proposals are discussions around restructuring the regulatory framework in which we and our subsidiary bank operate.  Further, under the Emergency Economic Stabilization Act of 2008 (“EESA”), Congress has the ability to impose “after-the-fact” terms and conditions on participants in the Capital Purchase Program administered under the Troubled Asset Relief Program (“TARP”). We did not participate in the Capital Purchase Program.  On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (the “Financial Stability Plan”) which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.  On February 18, 2009, President Obama signed the America Recovery and Reinvestment Act (“ARRA”), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions. Additional regulations adopted as part of the EESA, the Financial Stability Plan, the ARRA, or other legislation may subject us to additional regulatory requirements.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

We have entered into a written agreement with our regulators that requires us to take specified actions.

On July 14, 2009, we entered into a Written Agreement with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance.  The failure to comply with the terms of the Written Agreement could result in significant enforcement actions against us of increasing severity, up to and including a regulatory takeover of our bank subsidiary.  Under the terms of the Written Agreement, the Bank has prepared and submitted written plans and reports to the regulators that address the following items: strengthening the Bank’s credit risk management practices; improving loan underwriting and loan administration; improving asset quality, including improving the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.  We may supplement these plans and reports in the future in response to comments and requests from our regulators.  In addition, we may have to agree to maintain higher capital ratios than we currently maintain.

While the Written Agreement remains in place, we may not pay dividends and take certain other actions, and we may not increase debt or redeem any shares of our stock without the prior written consent of the regulators.  The Bank’s regulators have considerable discretion in whether to grant required approvals, and we may not be able to obtain those approvals if requested, which would affect our ability to resume payments of dividends or distributions in the future.

If we fail to comply with the terms of our Written Agreement, the regulators have broad authority to take additional actions against PAB, including assessing civil fines and penalties, imposing cease and desist orders and removing officers and directors, as well as taking control of the Bank.

Difficult market conditions and economic trends have adversely affected our industry and our business and may continue to do so.

Our business has been directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  Beginning in the second half of 2007 and continuing through 2010, the financial markets were highlighted by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets.  As a result of this significant downturn, we have experienced dramatic declines in the housing market with decreasing home prices and increasing delinquencies and foreclosures, which have negatively impacted the credit performance of our loans and resulted in increases in the level of our nonperforming assets and charge-offs of problem loans.  At the same time, competition among depository institutions for deposits has increased significantly.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These market conditions and the tightening of credit have led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

As a result of the negative developments in the financial industry, new federal and state laws and regulations regarding lending and funding practices and liquidity standards have been enacted, and bank regulatory agencies have been, and are expected to continue to be, aggressive in responding to concerns and trends identified in examinations.  Difficult market conditions and the impact of the new legislation in response to those developments could restrict our business operations, including our ability to originate loans.  If the communities in which we operate do not recover and grow as anticipated or if prevailing economic conditions locally or nationally do not improve, our business may continue to be negatively impacted.  The current economic downturn, increase in unemployment, and other events that have negatively affected household and/or corporate incomes both nationally and locally have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest or principal on their loans.  Furthermore, if the economy improves in the future, we may not benefit from any market growth or favorable economic conditions in our market areas if they do occur.

Due to our high concentration of loans secured by real estate, deteriorating conditions in our North Georgia and Florida markets have adversely affected us and may continue to do so, leading to higher loan charge-offs or an increase in our provision for loan losses.

As of December 31, 2009, approximately 86% of our total loans were secured by real estate.  In 2007, the housing and real estate sectors in our markets experienced an economic downturn that accelerated through 2009 and has continued in 2010.  The downturn has most affected us in our North Georgia market, particularly on the south side of Atlanta, and in our Florida market.  We had a significant presence in residential construction and development lending in both of these markets.  At December 31, 2009, approximately 51% of our residential construction and development loans, 25% of our residential mortgages and approximately 59% of our nonperforming assets were in our North Georgia markets, while 15% of our residential construction and development loans, 5% of our residential mortgages and approximately 23% of our nonperforming assets were in our Florida market.  The majority of our customers who were residential builders carried inventories of lots for new construction.  The supply of vacant, developed lots has increased dramatically as the number of new building permits and housing starts decreased.  In addition, between August 2008 and February 2010, the FDIC placed over 50 Georgia- and Florida-based financial institutions into receivership, and we believe that others will be placed in receivership in the future.  The subsequent sale of the assets of these financial institutions at depressed prices could continue to negatively affect the value of our real estate collateral and other real estate owned.  We believe that it may take more than five years for the market to fully absorb the existing lot inventories in some areas on the south side of the Atlanta market.  If economic conditions continue to worsen or deteriorate, it could lead to additional charge-offs and further increases in our allowance for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our losses could increase.

Our success depends, to a significant extent, on the quality of our assets, particularly loans.  Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances.  The risk of loss varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, for many of our loans, the value of the real estate and other assets serving as collateral.  Management makes various assumptions and judgments about the collectibility of our loan portfolio after considering these and other factors.  Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses that may occur.  In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information, including the results of external loan reviews.  Despite our efforts, our loan assessment techniques may fail to properly account for potential loan losses, and, as a result, our established loan loss reserves may prove insufficient.  If we are unable to generate income to compensate for these losses, they could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  For the year ended December 31, 2009, we recorded $51.19 million as a provision for loan losses, compared to $18.05 million recorded in 2008.  The increase was due primarily to the $37.8 million increase in the level of nonperforming loans during 2009.  Although we expect to continue to increase our allowance for loan losses in 2010, our allowance may not be adequate to cover future loan losses given current and future market conditions.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits.  Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders.  The laws and regulations applicable to the banking industry are changing rapidly to reflect the government’s concerns about the economy and the banking system, and these changes may adversely affect our business and profitability.  Changes to statutes, regulations or regulatory policies, and the interpretation and implementation of new statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products.

In addition, like other registrants, we are subject to the requirements of the Sarbanes-Oxley Act of 2002.  Failure to have in place adequate programs and procedures could cause us to have gaps in our internal control environment, putting PAB and its shareholders at risk of loss.

These and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.

Recent legislative and regulatory initiatives to address the current difficult market and economic conditions may not achieve the desired effect.

Beginning in October 2008, a host of legislation has been enacted in response to the financial crises affecting the banking system and financial markets and the threats to investment banks and other financial institutions.  These include the following:

•
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act (“EESA”), under which the U.S. Treasury Department has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions under the Troubled Asset Relief Program for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•
On October 14, 2008, the Treasury Department announced the Capital Purchase Plan under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.

•
On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts.

•
On February 10, 2009, the Treasury Department announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

•
On February 18, 2009, President Obama signed the American Recovery and Reinvestment Act, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

•	On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.

•
On March 23, 2009, the Treasury Department announced the Public-Private Investment Program, which will purchase real estate related loans from banks and securities from the broader markets, and is intended to create a market for those distressed debt and securities.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system.  However, the long-term effect that these or any other governmental program may have on the financial markets or our business or financial performance is unknown.  A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Regulatory reform of the U.S. banking system may adversely affect us.

On June 17, 2009, the Obama Administration announced a comprehensive plan for regulatory reform of the financial services industry.  The plan set forth five separate initiatives that will be the focus of the regulatory reform, including requiring strong supervision and appropriate regulation of all financial firms, strengthening regulation of core markets and market infrastructure, strengthening consumer protection, strengthening regulatory powers to effectively manage failing institutions and improving international regulatory standards and cooperation.

Other recent developments include:

•	the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations;

•
proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home; and

•
accelerating the effective date of various provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009, which restrict certain credit and charge card practices, require expanded disclosures to consumers and provide consumers with the right to opt out of interest rate increases (with limited exceptions).

These initiatives may increase our expenses or decrease our income by, among other things, making it harder for us to foreclose on mortgages.  Further, the overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain and they may not have the intended stabilization results.  These efforts may even have unintended harmful consequences on the U.S. financial system and our business.  Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, we may need to modify our strategies and business operations in response to these changes.  We may also incur increased capital requirements and constraints or additional costs to satisfy new regulatory requirements.  Given the volatile nature of the current market and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment.  Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Our net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets and competition in our primary market area.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the income that we earn on interest-earning assets, such as loans and investment securities, and the expense that we pay on interest-bearing liabilities, such as deposits and borrowings.  Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and net income.

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008.  Rates remained steady in 2009.  On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.  A significant portion of our loans, including residential construction and development loans and other commercial loans, bears interest at variable rates.  The interest rates on a significant part of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates.  Accordingly, increases in interest rates may reduce our net interest income.  In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which are a major component of our loan portfolio.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.  A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements.  As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, to maintain our liquidity.  If those sales are made at prices lower than the recorded amounts of the investments and loans, we will incur losses.  Changes in Federal Reserve Board policies and laws are beyond our control.

Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2008 and 2009 and could cause additional pressure on net interest income in future periods.  This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market area in South Georgia.  Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.

We may fail to complete the proposed sale of our five South Georgia branches or realize the anticipated benefits of the disposition.

The proposed sale of our five South Georgia branches is subject to a variety of conditions, including regulatory approvals for both the buyer and us.  All regulatory applications have been filed with the appropriate regulators.  The regulators may not grant these approvals as we anticipate, or the approvals may require material changes to the terms of the sale or otherwise contain material adverse conditions that would preclude closing the sale.  Further, the parties may be unable to satisfy all the closing conditions.  Even if we sell the braches as we expect, we may not realize the anticipated benefits to our capital and earnings.

We face strong competition from other financial services providers.

We operate in competitive markets for the products and services we offer.  The competition among financial services providers to attract and retain customers is strong.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer.  Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate in our market areas and elsewhere.  Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Many of our competitors have fewer regulatory constraints and some have lower cost structures.  While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market.

As of December 31, 2009, we are not considered “well capitalized” by our banking regulators.  As a result, we are unable to access brokered deposits, which may adversely affect our liquidity and our ability to meet our obligations, including the payout of deposit accounts.

As of December 31, 2009, the Bank did not meet the regulatory capital ratios required to meet “well-capitalized” standards.  Because we do not have sufficient capital to maintain our “well capitalized” status, we are unable to renew any brokered certificates of deposit or attract new brokered certificates of deposit without prior regulatory approval.  As of December 31, 2009, we had approximately $133 million in brokered deposits, which represented approximately 12.73% of our total deposits, a reduction from 18.39% as of December 31, 2008.  If we are unable to continue to attract deposits and maintain sufficient liquidity, our ability to meet our obligations, including the payout of deposit accounts, may be adversely affected.  If our liquidity becomes severely impaired and we are unable to meet our financial obligations, including the payout of deposit accounts, our banking regulators may subject the Bank to regulatory enforcement action, including receivership.

If we were to suffer loan losses similar to those predicted by a SCAP test, those losses could have a material adverse effect on our results of operation, our capital and the price, and market for, our common stock.

The federal banking regulators, in connection with the Federal Reserve’s Supervisory Capital Assessment Program, or SCAP, administered a stress test to the nation’s 19 largest U.S. bank holding companies during the first quarter of 2009.  Neither the Federal Reserve nor any other bank regulatory authority has administered a SCAP test to test our loan portfolio.  The SCAP test attempts to assess the near-term capital needs of a company using a two-year cumulative loan loss assumption under two scenarios, a “baseline” scenario that assumed a consensus forecast for certain economic variables and a “more adverse” than expected scenario to project a more significant downturn.  These scenarios use the assumptions developed by the Federal Reserve with input from the 19 largest U.S. bank holding companies and therefore do not reflect specific adjustments based on more current economic data reflective of the market areas in which our loans are located or the specific characteristics of our loan portfolio.  After applying the SCAP methodology to our loan portfolio, our potential cumulative loan losses over the next two years under either scenario of the SCAP test would be significantly higher than the level of loan losses we have incurred historically.

The results of the SCAP test involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy does not improve or continues to deteriorate.  Any continued deterioration of the economy could result in credit losses that are significantly higher than we have historically experienced or those that may be predicted by the SCAP test.  Accordingly, if we were to suffer loan losses similar or higher in amounts to those that were predicted by the SCAP test, these losses could have a material adverse effect on our results of operation and on the price and market for our stock.  In addition, these losses could reduce our capital and thus require us to seek additional capital on unfavorable terms.

Departures of our key personnel may harm our ability to operate successfully.

Our success has been and continues to depend largely on the services of our senior management team, including our senior loan officers, and our board of directors, many of whom have significant relationships with our customers.  Our success will depend, to a significant extent, on the continued service of these key personnel.  The unexpected loss of any additional members of our senior management team could have an adverse effect on our financial condition and results of operations.  We cannot be assured of the continued service of our senior management team or our board of directors.

Our new executive team may not be able to successfully work together to meet our business objectives, which would adversely affect our business.

During our recent management restructuring, a significant number of our executive officers were promoted to positions of greater responsibility.  Since their promotion, the new management team has devoted substantial efforts to significantly change our business strategy and related activities.  While this new management team has previously worked together at PAB and the Bank, they have not worked together in their new positions and may not be able to successfully implement our strategy in this difficult economic environment.  The failure of the new management team to address our new business objectives and strategy could materially adversely affect our business and our future operating results.

We may need to raise additional capital in the future, but that capital may not be available when we need it or may be dilutive.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We may at some point need to raise additional capital to support our operations and any future growth, as well as to protect against any further deterioration in our loan portfolio.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance.  Recently, the volatility and disruption in the capital and credit markets have reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, our ability to raise additional capital may be disrupted.  If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject the Bank to regulatory enforcement action, including receivership.  In addition, the issuance of additional shares of our common stock will dilute the ownership interest of our common shareholders.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and overall liquidity.

We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, we may not be able to obtain liquidity on terms that are favorable to us, or at all.  As noted above, we are presently unable to renew any brokered certificates of deposit or attract new brokered certificates of deposit without prior regulatory approval.  In addition, financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally, and there may not be a viable market for raising equity capital.  If our access to these sources of liquidity is diminished, or if it is only available on unfavorable terms, then our net income, net interest margin and overall liquidity could be adversely affected.

Fluctuations in our expenses and other costs may hurt our financial results.

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results.  In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, we must successfully manage those expenses.  As our business develops, changes or expands, additional expenses can arise.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future.  As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  This special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  The amount of our special assessment on September 30, 2009 was approximately $600,000.  In addition, the FDIC required financial institutions, such as the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund, although the FDIC exempted the Bank from this prepayment requirement.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.  If FDIC deposit insurance premiums and assessments continue to increase, it could adversely affect our financial condition.

We must respond to rapid technological changes, which may be more difficult or expensive than anticipated.

If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete.  Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations.  The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.  These changes may be more difficult or expensive than we anticipate.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 29% of our outstanding common stock as of February 28, 2010. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Our common stock trading volume has been low compared with larger bank holding companies

The trading volume in our common stock on the NASDAQ Global Select Market has generally been lower than other similarly sized bank holding companies since our shares trading on the NASDAQ Global Select Market.  Furthermore, this trading volume does not compare with more seasoned companies listed on other stock exchanges.  Thus, the market in our common stock is somewhat limited in scope relative to some other companies, and a more active and liquid trading market for our common stock may not develop in the future.  As a result, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares.

Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, may cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The price of our common stock may fluctuate significantly, which may make it difficult for you to resell common stock at times or at prices you find favorable.

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future.  These factors include:

•	actual or anticipated variations in earnings;

•	changes in analysts’ recommendations or projections;

•	our announcements of developments related to our businesses;

•	operating and stock performance of other companies deemed to be peers;

•	actions by government regulators;

•	new technology used or services offered by traditional and non-traditional competitors; and

•	news reports of trends, concerns and other issues related to the financial services industry.

Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance.  General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.

In addition, in recent months, the stock market in general has experienced extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance.  These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.

If we fail to continue to meet all applicable continued listing requirements of the NASDAQ Global Select Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.

Our common stock is listed on the NASDAQ Global Select Market.  To maintain that listing, we must satisfy minimum financial and other continued listing requirements.  For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock.  Our common stock has recently traded near this minimum bid price requirement, and it may fall below the requirement in the future.  If our stock price falls below $1.00 or we fail to meet other requirements for continued listing on the NASDAQ Global Select Market, and we are unable to cure the events of noncompliance in a timely or effective manner, our common stock could be delisted from the NASDAQ Global Select Market.  If our common stock were threatened with delisting from the NASDAQ Global Select Market, we may, depending on the circumstances, seek to extend the period for regaining compliance with NASDAQ listing requirements by moving our common stock to the NASDAQ Capital Market.  If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink OTC Markets or the OTC Bulletin Board.  In that event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would likely also be a reduction in our coverage by the news media, which could cause the price of our common stock to decline further.  In addition, the delisting of our common stock from a national exchange could materially adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital, if needed, on terms acceptable to us or at all.

We suspended payment of dividends during the third quarter of 2008 and currently are not permitted to declare or pay any dividend without the prior written approval of our regulators.  As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

In the third quarter of 2008, we suspended payment of dividends on our common stock.  In addition, as a result of the Written Agreement, we are not permitted to declare or pay any dividend without the prior written approval of our regulators.  As a result, we currently cannot declare a dividend on our common shares.  We do not expect to be granted a waiver or be released from this restriction until our financial performance improves significantly.  Assuming our regulators permit us to pay dividends in the future, our ability to pay dividends will be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  Holders of our common stock are only entitled to receive the dividends that our board of directors declares out of funds legally available for those payments.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently operate 18 bank branches, an operations center, an administrative office suite and an administrative office.  With the exception of our Ocala, Florida branch and our Stockbridge, Georgia branch, we own all of the real property and/or buildings in which our bank branch offices are located.  The Ocala office is under a five-year operating lease that expires in December 2013.  The Stockbridge office is under a six-year operating lease that expires in June 2014.  We own the real property where our Snellville, Georgia loan production office was located prior to its closure January 30, 2009, although this property is now being used as an administrative condo while it is marketed for sale.  The 4,300 square-foot administrative office suite in McDonough, Georgia is located in leased office space.  In addition, we own a three-story, 10,000 square-foot administrative building, which houses our corporate offices, and a 12,000 square-foot operations center in Valdosta, Georgia.  All of the properties are in a good state of repair and are designed for the purposes for which they are used.

We also currently own two parcels of land that we were holding for potential future expansion in Valdosta, Lowndes County, Georgia.  The two lots in Valdosta include land behind our main office building and a lot near the initial Park Avenue Bank location.

On February 23, 2010, we entered into a Purchase and Assumption Agreement whereby we agreed to sell our branches located in Adel, Statesboro, Baxley, and Hazelhurst to HeritageBank of the South. The closing of the transaction is subject to regulatory approval and other customary closing conditions and is expected to be completed in the second quarter of 2010.

ITEM 3.  LEGAL PROCEEDINGS

The nature of the business of PAB and the Bank ordinarily results in a certain amount of litigation.  Accordingly, we are party to a limited number of lawsuits incidental to our respective businesses.  In our opinion, the ultimate disposition of these matters will not have a material adverse impact on our consolidated financial position or results of operations.

PART II

ITEM 4.  RESERVED

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on NASDAQ under the symbol “PABK” since November 1, 2005.  Prior to that time, our common stock was listed since 1996 for quotation on the American Stock Exchange under the symbol “PAB”.  On February 26, 2010, there were 2,135 holders of record of our common stock.

Our ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution.  Our ability to generate liquid assets for distribution is primarily dependent on the ability of the Bank to pay dividends up to the parent holding company.  The payment of dividends is an integral part of our goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to our stockholders.  When possible, it was our intent to pay out 35-50% of our net earnings in the form of cash dividends to our stockholders on a quarterly basis.  However, in the third quarter of 2008, we suspended our quarterly dividends to shareholders due to a decline in earnings.  We did not pay a dividend in 2009 and we do not intend to pay a dividend in 2010 due to continued pressure on earnings and capital.  Further, under the terms of the Written Agreement, we are not permitted to declare or pay any dividend without the prior written approval of our regulators.  As a result, we currently cannot declare a dividend on our common shares.  We do not expect to be granted a waiver or be released from this restriction until our financial performance improves significantly.  Assuming our regulators permit us to pay dividends in the future, our ability to pay dividends will be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  For a discussion on the statutory and regulatory limitations on our ability to pay dividends, see “Business – Supervision and Regulation.”  Holders of our common stock are only entitled to receive the dividends that our board of directors declare out of funds legally available for those payments.  We can provide no assurances regarding whether, and if so when, we will be able to resume payments of dividends in the future.

In addition, on September 4, 2009, we began exercising our right to defer quarterly interest payments on our Floating Rate Junior Subordinated Debentures we issued to PAB Bankshares Capital Trust  II, a statutory business trust created for the sole purpose of issuing trust preferred securities and investing the proceeds in the debentures.  We expect to defer the interest payments indefinitely.  During this period of deferral, we are precluded from paying dividends on our common stock.

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock, the cash dividends declared, and the diluted earnings per share.  All per share information prior to June 30, 2008 has been adjusted for the 2% stock dividend paid on July 15, 2008.

	Sales Price
Calendar Period	High	Low	Dividends		Earnings
2008
First Quarter	$14.02	$11.59	$0.142		$0.14
Second Quarter	14.40	8.33	0.093	*	0.15
Third Quarter	9.02	6.66	-		(0.32)
Fourth Quarter	6.95	3.87	-		(0.60)
2009
First Quarter	$4.90	$1.98	$-		$(0.03)
Second Quarter	4.20	2.51	-		0.04
Third Quarter	3.69	2.45	-		(1.93)
Fourth Quarter	3.35	1.09	-		(2.27)

*plus a 2% stock dividend

Performance Graph

The following graph compares our yearly percentage change in cumulative, five-year shareholder return with the NASDAQ – Composite Index and the SNL Southeast Bank Index.  We have determined that the SNL Southeast Bank Index provides an appropriate and accurate comparison with our industry peers.  The graph assumes that the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2004 and that all dividends were reinvested.  The change in cumulative total return is measured by dividing (i) the sum of (a) the cumulative amount of dividends for the period, and (b) the change in share price between the beginning and the end of the period, by (ii) the share price at the beginning of the period.

Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
PAB Bankshares, Inc.	100.00	143.43	172.21	104.13	38.35	19.18
NASDAQ Composite Index	100.00	101.37	111.03	121.92	72.49	104.31
SNL Southeast Bank Index	100.00	102.36	120.03	90.42	36.60	36.75

The foregoing Total Return Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Stock Buyback Plan
On December 18, 2007, the Board of Directors authorized a plan to repurchase up to 200,000 shares of the Company’s common stock over a 12 month period.  The plan expired on December 18, 2008 with 126,185 shares remaining unpurchased.  There were no repurchases of the Company’s common stock during 2009.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for PAB.  This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

(In thousands, except per share and other data)	2009	2008	2007	2006	2005
Summary of Operations:
Interest income	$59,881	$70,984	$84,676	$77,566	$59,371
Interest expense	31,571	36,218	42,210	33,555	20,398
Net interest income	28,310	34,766	42,466	44,011	38,973
Provision for loan losses	51,188	18,050	2,400	-	1,189
Other income	4,535	4,403	5,991	5,380	5,813
Other expense	40,573	30,584	29,590	28,167	24,778
Income before income tax expense	(58,916)	(9,465)	16,467	21,224	18,819
Income tax expense	(7,744)	(3,554)	5,681	7,488	6,366
Net income	$(51,172)	$(5,911)	$10,786	$13,736	$12,453
Net interest income on a taxable-equivalent basis	$28,634	$35,432	$43,120	$44,507	$39,195
Selected Average Balances:
Total assets	$1,307,027	$1,238,875	$1,165,307	$1,067,362	$948,457
Earning assets	1,205,340	1,165,625	1,096,918	1,004,981	890,337
Loans	915,674	955,253	883,334	792,278	706,052
Deposits	1,069,352	1,011,596	948,613	859,216	741,409
Stockholders’ equity	89,140	96,877	98,055	91,611	85,431
Selected Year End Balances:
Total assets	$1,231,945	$1,350,103	$1,198,671	$1,120,804	$1,017,326
Earning assets	1,095,456	1,259,495	1,116,776	1,048,239	957,918
Loans	805,314	956,687	921,349	820,304	752,938
Allowance for loan losses	29,314	19,374	12,906	11,006	11,079
Deposits	1,045,215	1,123,703	980,149	908,483	815,681
Stockholders’ equity	50,587	91,601	97,676	95,316	87,001
Common Share Data:
Outstanding at year end**	13,795,040	9,324,407	9,406,956	9,688,708	9,652,756
Weighted average outstanding**	10,708,466	9,335,376	9,602,535	9,683,173	9,698,514
Diluted weighted average outstanding**	10,708,466	9,335,376	9,744,063	9,890,728	9,870,633
Per Share Ratios:
Net income – basic**	$(4.78)	$(0.63)	$1.12	$1.42	$1.28
Net income – diluted**	(4.78)	(0.63)	1.11	1.39	1.26
Dividends declared**	-	0.24	0.568	0.529	0.466
Book value**	3.67	9.82	10.38	9.84	9.01
Tangible book value**	3.67	9.18	9.75	9.22	8.39
Profitability Ratios:
Return on average assets	-3.92%	-0.48%	0.93%	1.29%	1.31%
Return on average equity	-57.41%	-6.10%	11.00%	14.99%	14.58%
Net interest margin	2.38%	3.04%	3.93%	4.43%	4.40%
Efficiency ratio	112.30%	70.01%	60.74%	55.88%	54.94%
Liquidity Ratios:
Total loans to total deposits	77.05%	85.14%	94.00%	90.29%	92.31%
Average loans to average earning assets	75.97%	81.95%	80.53%	78.84%	79.30%
Noninterest-bearing deposits to total deposits	9.61%	8.11%	9.12%	11.11%	13.23%
Capital Adequacy Ratios:
Average equity to average assets	6.82%	7.82%	8.41%	8.58%	9.01%
Dividend payout ratio	0.00%	-37.16%	50.43%	37.36%	36.29%
Asset Quality Ratios:
Net charge-offs to average loans	4.50%	1.21%	0.06%	0.01%	-0.12%
Nonperforming loans to total loans	11.57%	5.79%	1.24%	0.49%	1.04%
Nonperforming assets to total assets	15.04%	5.98%	1.49%	0.45%	0.78%
Allowance for loan losses to total loans	3.64%	2.03%	1.40%	1.34%	1.47%
Allowance for loan losses to nonperforming loans	31.46%	34.96%	112.79%	271.95%	140.98%
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

	2009	2008	2007	2006	2005
Book value per common share**	$3.67	$9.82	$10.38	$9.84	$9.01
Effect of intangible assets per share**	-	0.64	0.63	0.62	0.62
Tangible book value per common share**	$3.67	$9.18	$9.75	$9.22	$8.39

**2007 and prior periods adjusted for 2% stock dividend paid on July 15, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW OF KEY FINANCIAL, STRATEGIC AND PERFORMANCE FACTORS

PAB Bankshares, Inc. is a bank holding company headquartered in Valdosta, Georgia.  Our company was organized and incorporated in 1982 under the laws of the State of Georgia as the holding company for The Park Avenue Bank, a state chartered bank that was founded in 1956.  We have a tradition of community banking in South Georgia spanning more than five decades.  In 2000, we expanded into higher growth metropolitan markets in North Georgia and Florida to leverage the excess deposits of our South Georgia franchise.  Currently, the Bank operates with 13 branches located in seven counties in South Georgia, where we have developed a leading market share in several of these communities; four branches located in three counties in North Georgia; and one branch located in Ocala, Florida.  We provide traditional banking products and services to both commercial and individual customers in our markets.  For additional information on our markets, see the “Markets and Competition” section in Part I of this Report.  As a bank, we operate in a highly regulated and competitive environment.  Our primary objective is to increase the return on our stockholders’ investment over the long-term by accepting deposits and borrowing additional funds as needed at low costs and investing those funds in a safe and sound manner in loans and investments at a higher yield.  Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

As described in the “Supervision and Regulation” section in Part I of this Report, we have been operating under a Written Agreement with the Federal Reserve and the Georgia Department since July 14, 2009.

The Bank offers traditional banking products and services to commercial and individual customers in our markets.  Our product line includes loans to small- and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products.  We originate conforming residential mortgages for customers in our markets and sell these mortgages to third-party mortgage investors.  We also offer internet banking, on-line cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and the availability of a network of ATMs to our customers.  In addition, through an agreement with a third-party broker-dealer and investment advisory firm, we offer securities brokerage and investment advisory services to our customers.

In response to the current economic downturn that has adversely affected our financial condition, we have proactively taken measures to address our credit quality, improve our capital position and preserve our liquidity, including the following:

•	we raised $13.4 million in September 2009 in Tier 1 capital through two private placements of preferred stock that immediately converted to common stock;

•	we restructured our executive management team

•	we strengthened our credit department through the creation of a Special Assets Group and the recruitment of several senior personnel whose sole focus is the resolution of our problem assets;

•
we improved the identification, tracking and resolution of our problem assets by implementing a robust credit review process and creating an internal accounting system that isolates and tracks all of our nonperforming assets through a virtual "bad bank";

•
we entered into a definitive agreement in February 2010 to sell five of our branches in markets that do not fit within our long term strategic plan, a transaction that we expect to be accretive to our earnings and capital position;

•	we reduced our operational costs by implementing several cost cutting measures over the past 18 months; and

•	we maintained a strong liquidity position while reducing our reliance on brokered deposits.

Like many financial institutions across the United States, our operations have been severely affected by the current economic crisis.  The recession has reduced liquidity and credit quality within the banking system and the labor, capital and real estate markets.  Dramatic declines in the housing market, specifically in our North Georgia and Florida markets, have negatively affected the credit performance of our residential construction and development loans.  The economic recession has also lowered commercial real estate values in all of our markets and substantially reduced general business activity and investment.  Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans.  These market conditions and the tightening of credit have led to increased delinquencies in our loan portfolio, increased market volatility, added pressure on our capital, a lower net  interest margin and net losses.

Earnings
We recorded a net loss of $51.2 million in 2009, a 766% increase in the net loss from the $5.9 million net loss we recorded in 2008.  Our diluted earnings (loss) per share (“EPS”) decreased 659% from -$0.63 in 2008 to -$4.78 in 2009.  Our total revenues (which is net interest income plus noninterest income) decreased 16% from $39.17 million in 2008 to $32.85 million in 2009.  Our return on average assets (“ROA”) decreased from -0.48% in 2008 to -3.92% and our return on average equity (“ROE”) declined from -6.10% in 2008 to -57.41% in 2009.

The three primary reasons for this decline in earnings are an increase in provision for loan loss expense, a decrease in net interest income and an increase in noninterest expenses.  We recorded a $51.19 million provision for loan loss expense in 2009, compared to the $18.05 million provision for loan loss expense recorded in 2008.  During 2009, our net interest income decreased $6.5 million, from $34.8 million in 2008 to $28.3 million in 2009, and our net interest margin declined 66 basis points from 3.04% in 2008 to 2.38% in 2009.  Our noninterest expenses increased 33%, from $30.6 million in 2008 to $40.6 million in 2009.  This increase in noninterest expenses is attributable to carrying charges on our nonperforming assets, goodwill impairment, and increased deposit insurance premiums.  Earnings from core operations were $16.7 million for 2009, a 9% increase compared to $15.3 million for 2008.  The improvement in earnings from core operations is primarily the result of operating expense control.  We define earnings from core operations as pre-tax, pre-provision earnings less other identified items as shown below in the reconciliation of earnings from core operations to net loss.  Additional discussion regarding our earnings for 2009 and our outlook for 2010 are outlined in the section titled “Results of Operations” below.

Management uses the non-GAAP measure of “earnings from core operations” in our analysis of our performance.  This measure, as we use it, adjusts net income (loss) determined in accordance with GAAP to exclude the effects of taxes, the provision for loan losses and other expenses as detailed in the following table.  Because certain of these items and their impact on our performance are difficult to predict, management believes presentation of financial measures excluding the impact of those items provides useful supplemental information in evaluating the operating results of our core business and assessing trends in our core operations reflected in the current quarter and year-to-date results.  These disclosures should not be viewed as a substitute for net income (loss) as determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.  The reconciliation of net loss to earnings from core operations, as defined as net loss adjusted to exclude provision for loan loss expense, charges and losses related to nonperforming assets and income tax benefit follows:

	Twelve months ended
	12/31/09	12/31/08	12/31/07
	(Dollars In Thousands)
Net income (loss)	$(51,172)	$(5,911)	$10,786
Provision for loan losses	51,188	18,050	2,400
Loss (gain) on sale and writedown of other assets	5,015	1,853	(81)
Carrying charges related to nonperforming assets	3,291	956	199
Lost interest on nonaccrual loans	5,951	3,593	753
Deposit insurance premiums	4,138	327	108
Goodwill impairment	5,985	-	-
Valuation allowance for deferred tax assets	11,136	-	-
Current income tax expense (benefit)	(18,880)	(3,554)	5,681
Earnings from core operations	$16,652	$15,314	$19,846

Loan and Deposit Composition
Total assets decreased $118.2 million, or 8.8%, from $1.35 billion at the end of 2008 to $1.23 billion at the end of 2009.  Total loans decreased $151.4 million, or 15.8%, to $805.3 million and total deposits decreased $78.5 million, or 7.0%, to $1.05 billion during 2009.  In our South Georgia market, loans decreased $32.9 million, or 8.4%, in 2009 due primarily to a $21.5 million decrease in residential mortgages and a $6.7 million decrease in commercial loans, while deposits decreased $68.1 million, or 10.8%.  In our North Georgia market, loans decreased $98.1 million, or 22.3%, due primarily to a $78.5 million decrease in construction and development loans and a $9.6 million decrease in commercial loans, while deposits only decreased 0.6%.  In our Florida market, loans decreased $30.0 million, or 29.6%, due to a $28.7 million decrease in construction and development loans, while deposits increased $15.0 million, or 9.4%.

A breakdown of loans and deposits for each region as of December 31, 2009 and 2008 and the percentage of net growth (or contraction) during 2009 is provided in the table below.

Market/	Number of	Total Loans			Total Deposits
County	Offices	2009	2008	% Chg	2009	2008	% Chg
		(Dollars in Thousands)

South Georgia	13	$356,227	$389,085	(8.4)	$564,670	$632,901	(10.8)
Percent of Total		44.2	40.7		54.0	56.3

North Georgia	5	$342,408	$440,500	(22.3)	$120,379	$121,058	(0.6)
Percent of Total		42.5	46.0		11.5	10.8

Florida	2	$71,407	$101,442	(29.6)	$174,221	$159,190	9.4
Percent of Total		8.9	10.6		16.7	14.2

Treasury	-	$35,272	$25,661	37.5	$185,945	$210,554	(11.7)
Percent of Total		4.4	2.7		17.8	18.7

Total		$805,314	$956,688	(15.8)	$1,045,215	$1,123,703	(7.0)

In addition to the geographic concentrations noted in the tables above, we had approximately $61.6 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices at December 31, 2009.

A breakdown of loans and deposits by type as of December 31, 2009 and 2008 and the percentage of net growth (or contraction) during 2009 is provided in the table below.

	2009	2008	Percentage Change
	(Dollars in Thousands)
Loans
Commercial and financial	$84,771	$87,530	(3.2)
Agricultural (including loans secured by farmland)	40,215	48,647	(17.3)
Real estate - construction and development	204,663	315,786	(35.2)
Real estate – commercial	275,927	276,645	(0.3)
Real estate – residential	174,879	196,306	(10.9)
Installment loans to individuals and others	24,949	32,084	(22.2)
	805,404	956,998	(15.8)
Deferred loan fees and unearned interest, net	(90)	(310)	(71.0)
Total loans	805,314	956,688	(15.8)
Allowance for loan losses	(29,314)	(19,374)	51.3
Net loans	$776,000	$937,314	(17.2)

Deposits
Noninterest-bearing demand	$100,458	$91,114	10.3
Interest-bearing demand and savings	250,232	252,122	(0.7)
Time less than $100,000	314,148	328,329	(4.3)
Time greater than or equal to $100,000	217,833	198,845	9.5
Retail time placed in CDARS program	29,532	46,690	(36.7)
Brokered	133,012	206,603	(35.6)
Total deposits	$1,045,215	$1,123,703	(7.0)

At December 31, 2009, commercial real estate loans represented 34.3% of our total loans, and this segment of our portfolio was equivalent to 460.9% of our regulatory Tier 1 capital.  An additional 25.4% of our loan portfolio was comprised of construction and development loans, which represents 341.9% of our regulatory Tier 1 capital.

In an effort to diversify our loan portfolio from commercial real estate (which includes construction and development lending and commercial mortgages), we began focusing on originating non-real estate secured commercial loans and residential mortgages in early 2008.  As a percentage of total loans, the commercial loans segment of our portfolio increased from 9.2% at the end of 2008 to 10.5% at the end of 2009.

Overall, our construction and development loans decreased $111.1 million, or 35.2%, while our residential mortgages decreased $21.4 million, or 10.9%, during 2009 as compared to 2008.  Beginning in the fourth quarter of 2006 and continuing throughout 2009, we have observed a significant slowdown in residential construction and development activities in our markets.  This slowdown has been more severe in certain sections of our North Georgia and Florida markets.

Real Estate Market Conditions on the south side of the Atlanta MSA
With approximately 14% of our loan portfolio concentrated in residential construction and development loans and an additional 22% of our loan portfolio in residential mortgages, we monitor and evaluate economic trends in our residential real estate markets.  Since the second half of 2007, finished housing inventories and the supply of vacant developed lots have continued to increase in several of our markets in the Atlanta MSA as the number of home sales, new building permits and housing starts have decreased.  The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.  These statistics are based on estimated absorption rates using actual house sales compared to the number of houses for sale and housing starts and/or building permits compared to the number of vacant developed lots available.  The actual absorption periods may differ from these estimates given changes in the future volume of home sales and housing starts.

For the Quarter Ended	Dec-09	Dec-08	Dec-07	Dec-06
(Number of Months Supply)
Housing Inventory:
Henry County	9.4	14.0	11.5	9.1
Clayton County	9.1	15.1	9.5	12.2
Newton County	10.7	14.5	11.1	7.4
South Fulton County	10.4	9.5	8.0	7.8

Vacant Developed Lots Inventory:
Henry County	300.1	291.0	86.0	27.0
Clayton County	304.4	169.0	53.0	26.0
Newton County	620.5	326.0	64.0	24.0
South Fulton County	291.8	126.0	57.0	23.0

The table below sets forth, based on data from the U.S. Census Bureau, the number of single family housing permits issued in select counties on the south side of the Atlanta MSA over the past four years.

For the Year Ended	Dec-09	Dec-08	Dec-07	Dec-06
(Number of Single Family Housing Permits Issued)
Housing Permits:
Henry County	243	492	1,650	2,992
Clayton County	84	403	1,238	2,226
Newton County	54	188	952	1,678

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

For the Years Ended December 31,	2009 vs. 2008			2008 vs. 2007
	Increase	Changes Due To		Increase	Changes Due To
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars In Thousands)
Increase (decrease) in income from interest-earning assets:
Loans	$(9,379)	$(6,823)	$(2,556)	$(12,374)	$(18,404)	$6,030
Taxable investment securities	(1,056)	(763)	(293)	(532)	105	(637)
Nontaxable investment securities	(994)	33	(1,027)	93	(5)	98
Other short-term investments	(2)	(1,084)	1,082	(865)	(1,255)	390
Total interest income	(11,431)	(8,637)	(2,794)	(13,678)	(19,559)	5,881

Increase (decrease) in expense from interest-bearing liabilities:
Demand deposits	(4,048)	(2,878)	(1,170)	(5,811)	(4,469)	(1,342)
Savings deposits	(115)	(118)	3	(360)	(332)	(28)
Time deposits	(858)	(5,396)	4,538	598	(4,569)	5,167
FHLB advances	195	139	56	(113)	(637)	524
Notes payable	424	(506)	930	(187)	(187)	-
Other short-term borrowings	(245)	(144)	(101)	(118)	(195)	77
Total interest expense	(4,647)	(8,903)	4,256	(5,991)	(10,389)	4,398

Net interest income	$(6,784)	$266	$(7,050)	$(7,687)	$(9,170)	$1,483

During 2009, we had an average investment in impaired loans of $68.2 million.  If these impaired loans had remained current and on accrual status during 2009, we would have recorded an additional $6.0 million of interest income.  This is compared to $3.6 million of lost interest income on an average investment of $38.8 million of impaired loans during 2008.

Average Balances, Interest and Yields
The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for each of the last three years.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate in 2009 and 2008 and a 35% Federal tax rate in 2007.  Loan average balances include loans on nonaccrual status.  Other short-term investments include federal funds sold and interest-bearing deposits in other banks.

For the Years Ended
December 31,	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
ASSETS
Interest-earning assets:
Loans	$915,674	$52,307	5.71%	$955,253	$61,686	6.46%	$883,334	$74,060	8.38%
Investment securities:
Taxable	141,513	6,622	4.68%	147,125	7,679	5.22%	159,510	8,211	5.15%
Nontaxable	15,526	952	6.14%	32,616	1,961	6.01%	30,998	1,868	6.03%
Other short-term investments	132,627	324	0.24%	30,631	326	1.06%	23,076	1,191	5.16%
Total interest-earning assets	1,205,340	60,205	4.99%	1,165,625	71,652	6.15%	1,096,918	85,330	7.78%

Noninterest-earning assets:
Cash	14,760			18,412			20,534
Allowance for loan losses	(24,300)			(15,670)			(11,264)
Unrealized gain (loss)on securities available for sale	2,364			(323)			(1,993)
Other assets	105,863			70,831			61,112
Total assets	$1,304,027			$1,238,875			$1,165,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$210,874	$1,190	0.56%	$271,498	$5,238	1.93%	$309,037	$11,049	3.58%
Savings deposits	35,846	89	0.25%	35,381	204	0.58%	37,231	564	1.51%
Time deposits	713,315	25,014	3.51%	606,878	25,873	4.26%	503,870	25,275	5.02%
FHLB advances	101,390	4,151	4.09%	99,975	3,956	3.96%	88,569	4,069	4.59%
Notes payable	28,063	964	3.43%	10,310	540	5.24%	10,310	727	7.05%
Other short-term borrowings	10,698	163	1.52%	14,199	408	2.88%	12,392	526	4.25%
Total interest-bearing liabilities	1,100,186	31,571	2.87%	1,038,241	36,219	3.49%	961,409	42,210	4.39%

Noninterest-bearing liabilities and stockholders' equity:
Demand deposits	109,317			97,839			98,475
Other liabilities	5,382			5,918			7,368
Stockholders' equity	89,142			96,877			98,055
Total liabilities and stockholders' equity	$1,304,027			$1,238,875			$1,165,307

Interest rate spread			2.13%			2.66%			3.39%

Net interest income		$28,634			$35,433			$43,120

Net interest margin			2.38%			3.04%			3.93%

Investment Portfolio

The book value of investment securities at the indicated dates are presented below.  Changes in the mix of our investment portfolio will vary over time in response to changes in market conditions and liquidity needs of the Bank.  During 2009, we reduced our exposure to mortgage-backed securities and we also reduced state and municipal securities due to a decrease in our ability to realize the tax benefits which they were originally purchased to provide.  Overall, in 2009 we elected to shrink the size of our investment portfolio for liquidity purposes.

As of December 31,	2009		2008		2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
U. S. Government agency securities	$30,468	25.2%	$35,303	19.0%	$70,235	36.1%
State and municipal securities	9,721	8.0%	30,361	16.3%	32,332	16.6%
Mortgage-backed securities	67,523	55.8%	103,413	55.7%	77,201	39.6%
Corporate debt securities	3,829	3.2%	6,965	3.8%	6,507	3.3%
Equity securities	9,460	7.8%	9,731	5.2%	8,519	4.4%
Total investments	$121,001	100.0%	$185,773	100.0%	$194,794	100.0%
Total investments as a percentage of total assets	9.8%		13.8%		16.3%

At December 31, 2009, the estimated fair market value of our investment portfolio was approximately $695,000, or 0.6%, above our amortized cost; however, market values may fluctuate significantly as interest rates change.

Our investment portfolio policy stresses quality and liquidity.  The bonds which are purchased as investments carry an “A” rating or better by either Standard and Poor’s or Moody’s Investors Service, Inc. or have been reviewed for credit and market risk and deemed appropriate for the Bank’s portfolio by management.  The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single issuer.  We do not carry any “sub-prime” mortgages, structured investment vehicles, or collateralized debt obligations in our portfolio.  We also monitor the insurers of our state and municipal securities, and the distribution of such securities among the insurers.  At December 31, 2009, four different carriers, with no one carrier insuring more than 25% of the total, insured our state and municipal securities.  The table below shows the distribution by insurer of our state and municipal securities as of December 31, 2009.

As of December 31, 2009	$ Amount	% to Total
	(Dollars in Thousands)
CIFG Assurance North America	$774	8.0%
MBIA Corporation	614	6.3%
Financial Security Assurance Inc.	737	7.6%
Assured Guaranty Corporation	2,408	24.8%
Uninsured	5,188	53.3%
Total state and municipal securities	$9,721	100.00%

The following table shows the maturities of non-equity investment securities at December 31, 2009 and the weighted-average yields (on a fully taxable basis assuming a 34% tax rate) on such securities.  The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds.  Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Of the investments in U.S. Government agency securities maturing after one year, approximately $17.1 million, or 56%, are potentially callable at par value within one year.

	U.S. Government		State and Municipal		Mortgage-Backed		Corporate Debt
	Agency Securities		Securities		Securities		Securities
As of December 31, 2009	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Due in one year or less	$-	-	$-	-	$-	-	$-	-
Due after one year through five years	-	-	-	-	-	-	857	6.75%
Due after five years through ten years	15,357	4.42%	493	3.86%	776	4.52%	-	-
Due after ten years	15,111	4.48%	9,228	4.11%	66,747	4.27%	2,972	4.86%
Total	$30,468	4.45%	$9,721	4.10%	$67,523	4.27%	$3,829	5.28%

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

Types of Loans
The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Commercial and financial	$84,771	$87,530	$78,730	$66,376	$50,860
Agricultural (including loans secured by farmland)	40,215	48,647	41,861	43,302	55,830
Real estate - construction and development	204,663	315,786	352,732	295,246	268,629
Real estate - commercial	275,927	276,645	248,272	255,462	231,601
Real estate – residential	174,879	196,306	174,157	142,501	127,326
Installment loans to individuals and other	24,949	32,084	26,011	18,414	20,380
	805,404	956,998	921,763	821,301	754,626
Deferred loan fees and unearned interest, net	(90)	(310)	(414)	(997)	(1,688)
	805,314	956,688	921,349	820,304	752,938
Allowance for loans losses	(29,314)	(19,374)	(12,906)	(11,006)	(11,079)
Loans, net	$776,000	$937,314	$908,443	$809,298	$741,859

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2009	2008	2007	2006	2005

Commercial and financial	10.53%	9.15%	8.55%	8.09%	6.75%
Agricultural (including loans secured by farmland)	4.99%	5.08%	4.54%	5.28%	7.41%
Real estate - construction and development	25.41%	33.01%	38.28%	35.99%	35.68%
Real estate - commercial	34.26%	28.92%	26.95%	31.14%	30.76%
Real estate – residential	21.72%	20.52%	18.90%	17.37%	16.91%
Installment loans to individuals and other	3.10%	3.35%	2.82%	2.24%	2.71%
	100.01%	100.03%	100.04%	100.12%	100.22%
Deferred loan fees and unearned interest, net	-0.01%	-0.03%	-0.04%	-0.12%	-0.22%
	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loans losses	-3.64%	-2.03%	-1.40%	-1.34%	-1.47%
Loans, net	96.36%	97.97%	98.60%	98.66%	98.53%

During 2009, the loan portfolio decreased $151.4 million, or 15.8%, from $956.7 million at December 31, 2008 to $805.3 million at December 31, 2009.  Over the past five years, the composition of the loan portfolio has shifted as commercial real estate mortgages increased from 30.8% of our portfolio in 2005 to 34.3% in 2009, and construction and land development loans decreased from 35.7% of our portfolio to 25.4% of our portfolio during that same time.  The majority of our construction and development loans are in our North Georgia market.  Of the $204.7 million in construction and development loans outstanding at the end of 2009, $103.4 million, or 50.5%, originated in our North Georgia offices.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios as of December 31, 2009, 2008 and 2007.

	2009		2008		2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$83,868	41.0%	$129,412	41.0%	$130,097	36.9%
Commercial and multi-family	58,477	28.6%	95,934	30.4%	105,718	30.0%
Construction:
1-4 family residential spec	10,364	5.1%	19,182	6.1%	40,392	11.4%
1-4 family residential pre-sold	304	0.1%	112	0.1%	1,604	0.4%
1-4 family residential other	14,501	7.1%	23,423	7.4%	26,694	7.6%
Commercial owner-occupied	704	0.3%	3,340	1.0%	5,685	1.6%
Commercial not owner-occupied	27,994	13.7%	27,038	8.5%	17,497	5.0%
Hotel/motel	2,427	1.2%	7,949	2.5%	12,909	3.7%
Industrial	-	0.0%	-	0.0%	-	0.0%
Multi-family properties	4,512	2.2%	6,538	2.1%	7,789	2.2%
Special purpose property	1,512	0.7%	2,858	0.9%	2,337	0.6%
Other	-	0.0%	-	0.0%	2,010	0.6%
Total construction and development loans	$204,663	100.0%	$315,786	100.0%	$352,732	100.0%
% of total loans	25.41%		33.0%		38.3%

	2009		2008		2007
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$40,718	14.8%	$41,617	15.0%	$34,291	13.8%
Retail	18,576	6.7%	21,062	7.6%	22,114	8.9%
Other	39,783	14.4%	40,413	14.6%	34,263	13.8%
Not owner-occupied:
Office	27,342	9.9%	25,425	9.2%	29,210	11.8%
Retail	36,525	13.2%	36,085	13.1%	36,780	14.8%
Other	24,035	8.7%	24,656	8.9%	27,418	11.0%
Other:
Hotel/motel	25,756	9.3%	15,812	5.7%	11,399	4.6%
Industrial	4,300	1.6%	4,677	1.7%	2,626	1.1%
Multi-family properties	19,462	7.1%	22,685	8.2%	14,894	6.0%
Special purpose property	38,748	14.0%	39,240	14.2%	34,876	14.0%
Other	683	0.3%	4,973	1.8%	401	0.2%
Total commercial real estate loans	$275,927	100.0%	$276,645	100.0%	$248,272	100.0%
% of total loans	34.3%		28.9%		26.9%

A summary of loans from each market outstanding at December 31, 2009 is presented in the following table.

	South Georgia	North Georgia	Florida
	Market	Market	Market	Treasury	Total
	(Dollars in Thousands)
Commercial and financial	$27,866	$41,013	$3,497	$12,395	$84,771
Agricultural (including loans secured by farmland)	31,296	2,754	6,165	-	40,215
Real estate - construction and development	69,842	103,359	29,756	1,706	204,663
Real estate - commercial	97,417	145,317	22,501	10,692	275,927
Real estate – residential	117,375	44,485	9,494	3,525	174,879
Installment loans to individuals and others	12,237	5,607	114	6,991	24,949
	356,033	342,535	71,527	35,309	805,404
Deferred loan fees and unearned interest, net	194	(127)	(120)	(37)	(90)
	356,227	342,408	71,407	35,272	805,314
Allowance for loan losses	(9,658)	(12,785)	(1,541)	(5,330)	(29,314)
	$346,569	$329,623	$69,866	$29,942	$776,000

Maturities and Sensitivities of Loans to Changes in Interest Rates
A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

	Commercial		Real Estate -	Real Estate -	Real Estate -	All Other
As of December 31, 2009	& Financial	Agricultural	Construction	Commercial	Residential	Loans	Total
	(Dollars in Thousands)
Due in one year or less	$67,375	$28,118	$163,419	$80,252	$47,755	$4,320	$391,239
Due after one year through five years	16,906	11,406	37,973	157,834	80,061	13,779	317,959
Due after five years	490	691	3,271	37,841	47,063	6,850	96,206
Total	$84,771	$40,215	$204,663	$275,927	$174,879	$24,949	$805,404

Of the above loans maturing after one year,
those with predetermined fixed rates	$11,984	$7,836	$9,550	$144,394	$91,303	$4,987	$270,054
those with floating or adjustable rates	5,412	4,261	31,694	51,281	35,821	15,642	144,111
Total maturing after one year	$17,396	$12,097	$41,244	$195,675	$127,124	$20,629	$414,165

Prior to 2006, we historically preferred to offer loans to our commercial customers on a floating rate basis, usually tied to a prime interest rate.  This preference has contributed to our asset-sensitive interest rate risk position.  During 2006 and 2007, we moderated our preferences and began competing for more fixed-rate commercial and residential mortgages.  At December 31, 2009, approximately 66% of our loan portfolio will either mature or reprice within the next 12 months.  We began implementing interest rate floors on our variable rate loans during the third quarter of 2008.  As of December 31, 2009, we had included interest rate floors on approximately $290 million of our variable rate loans with a weighted average floor of 5.65%.  In contrast, the remaining approximately $92 million variable rate loans without interest rate floors carried a weighted average rate of 4.37%.

Nonaccrual, Past Due and Restructured Loans
Our nonperforming loans increased $37.8 million, from $55.4 million at December 31, 2008 to $93.2 million at December 31, 2009, due primarily to the adverse economic and real estate market conditions in our North Georgia and Florida markets.  As a percentage of total loans, nonperforming loans as a percentage of total loans increased 578 basis points to 11.57% at December 31, 2009 from 5.79% at December 31, 2008.  Approximately 55% of nonperforming loans at December 31, 2009 were construction and development loans, and these loans represented approximately 25% of our total portfolio of construction and development loans.  A schedule of our nonperforming loans at December 31, 2009 is presented in the following table.

Category	Net Carrying Value *	Collateral Description	Average Carrying Value/ Unit
Construction and Development	$30.5 million	24 parcels of undeveloped land totaling 2,813 acres	$9,400 per residential acre $14,900 per commercial acre
Construction and Development	$5.1 million	310 residential lots	$16,500 per lot
1-4 Family Residential	$10.8 million	82 houses	$132,000 per house
Commercial Real Estate	$29.5 million	33 commercial properties	$892,200 per property
Agriculture	$2.0 million	3 parcels of farm land totaling 373 acres	$5,400 per acre
Commercial and Industrial	$357,000	Non-real estate collateral	$35,700 per loan
Multi-Family Residential	$2.1 million	9 condominium units	$232,700 per unit
Consumer	$373,000	Non-real estate collateral	$53,000 per loan
Total	$80.7 million

* The term “net carrying value” represents the book value of the loan less any allocated allowance for loan losses.

The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans at the indicated dates.

As of December 31,	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$92,272	$54,903	$11,405	$4,013	$7,856
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	15	206	37	34	2
Troubled debt restructurings not included above	881	311	-	-	-
Total nonperforming loans	$93,168	$55,420	$11,442	$4,047	$7,858

Ratio of nonperforming loans to total loans (%)	11.57	5.79	1.24	0.49	1.04

Reserves allocated to nonperforming loans:
Specific Reserves (FAS 114)	$12,056	$2,888	$1,577	$-	$1,155
General Reserves (FAS 5)	388	1,188	397	602	80
Total reserves allocated to nonperforming loans	$12,444	$4,076	$1,974	$602	$1,235

Total reserves allocated as a percentage of nonperforming loans	13.36%	7.35%	17.25%	14.86%	15.71%

The following table summarizes our nonperforming assets by type and market as of December 31, 2009.

	North Georgia	South Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$36,840	$29,525	$25,907	$-	$92,272
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-	-	15	15
Troubled debt restructurings not included above	881	-	-	-	881
Foreclosed assets	71,999	2,882	17,236	-	92,117
Total nonperforming assets	$109,720	$32,407	$43,143	$15	$185,285

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured.  All interest accrued for loans that are placed on nonaccrual status is reversed against interest income.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received or until the loan is returned to accrual status.  For the year ended December 31, 2009, the gross interest income that would have been recorded if our nonperforming loans had been current in accordance with their original terms was approximately $6.0 million.  The amount of interest income on the above nonperforming loans that was included in net income for the year ended December 31, 2009 was approximately $104,000.  The allowance for loan losses related to our nonperforming loans amounted to approximately $12.4 million and $4.1 million at December 31, 2009 and 2008, respectively.

Potential Problem Loans
In addition to our nonperforming loans discussed above, we have identified $28.9 million in potential problem loans as of December 31, 2009.  These are construction and land development loans that were past due 30 to 89 days at year-end.  Potential problem loans are loans where known credit problems of the borrowers causes management doubt the ability of such borrowers to comply with the present repayment terms.  This may result in disclosure of such loans as nonperforming in future periods.

At December 31, 2009, we had $57.3 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 7.11% of total loans, representing an increase from 2.25% of total loans at December 31, 2008.

Other real estate owned
Our foreclosed assets increased $66.8 million in 2009, from $25.3 million at December 31, 2008 to $92.1 million at December 31, 2009.  Due to economic conditions primarily in the Atlanta area, some builders and developers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, we have decided to select certain parcels of foreclosed assets to hold rather than to force distressed sales of these properties in this market.  A schedule of the foreclosed real estate held at December 31, 2009 is presented in the following table.  In addition to the real estate listed in the table, we also own $904,000 in foreclosed non-real estate collateral at December 31, 2009.

Category	Book Value	Description	Average Value/ Unit
Construction and Development	$39.3 million	33 parcels of undeveloped land totaling 1,773 acres	$11,300 per residential acre $72,300 per commercial acre
Construction and Development	$17.8 million	794 residential lots	$22,400 per lot
1-4 Family Residential	$8.6 million	69 houses	$132,200 per house
Commercial Real Estate	$19.1 million	28 commercial properties	$681,500 per property
Multi-Family Residential	$6.4 million	8 condominium units	$800,000 per unit
Total	$91.2 million

Allowance For Loan Losses

At December 31, 2009, our allowance for loan losses as a percentage of total loans was 3.64%, compared to 2.03% at December 31, 2008.  We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio.  As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.  The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio.  Early in 2008 we created a Special Assets Group, which reports to our chief credit officer and is comprised of bankers, workout specialists, real estate professionals and collections and recovery department personnel.  Once a loan is classified as a troubled loan or falls into a default or collection/ workout situation, it is turned over to our Special Assets Group to manage the resolution process.  The Special Assets Group provides assessments and progress reports to our Problem Asset Committee.  Our Problem Asset Committee consists of senior members of management with expertise in credit administration, collections, accounting and real estate.  The Problem Asset Committee has direct responsibility for assessing the adequacy of the risk-grading process, determining the specific allowance valuations and affirming the methodology used for determining the adequacy of our allowance for loan losses.  The Problem Asset Committee reviews the assessments on all nonperforming assets over $100,000 on a quarterly basis and all nonperforming assets over $500,000 on a monthly basis.  The assessments prepared by the Special Assets Group are supplemented with independent reviews conducted by our credit administration and internal audit departments.  We have also engaged an independent, external loan review firm to perform quarterly targeted reviews of a cross-section of our loan portfolio.  These independent loan reviews are designed to verify the accuracy of our internal risk-grading process and compliance with our loan policy and regulatory and accounting guidance.  Further, we have engaged a commercial real estate brokerage firm to serve as external real estate advisors for the management, marketing and disposition of our other real estate owned (“OREO”).

Appraisals or other collateral value assessments are generally updated when one of several different circumstances occur; when doing loan renewals or modifications, when loans are down-graded to non-pass risk rating grades, when it becomes apparent that a loan is collaterally dependent, and/or when the Bank determines it is in its best interest to take possession of the underlying collateral. Factors typically used in determining the need to obtain a current appraisal include the existence of any adverse physical changes in the condition of the collateral since the last appraisal, whether there have been any material changes in market conditions which would adversely effect collateral value, whether there has been any material adverse change in the financial condition of the borrower and/or guarantors, whether the original appraisal contained assumptions that are no longer valid and whether or not the use, or planned use of the collateral is different from the use identified in the last appraisal. In addition, other factors include whether or not any additional funds are being advanced under a renewal or modification, the nature of and reasons behind a modification, whether or not the loan can be repaid via verifiable sources other than the sale of the underlying collateral, and the age of the existing collateral evaluation. When the Bank takes possession of collateral, a current collateral evaluation is required to document the carrying value of the asset on the Bank’s balance sheet and policy requires all value assessments to be updated annually for assets with a carrying value of $250,000 or greater, or reviewed and updated as needed for assets with carrying values below $250,000.  We began implementing these new procedures to better track those loan relationships that, by policy, require annual reviews of the loan/relationship in September 2009 and we conducted a full review of all real estate secured loans of $250,000 or more that were rated 6(special mention) or worse to ensure current appraisals were in the loan file in November 2009.

Procedures followed by the Bank each month in monitoring the Bank’s problem loans include the following: the Bank’s Problem Asset Committee reviews problem loans in the amount of $500,000 or greater on a monthly basis; quarterly  the Bank’s Problem Asset Committee reviews problem loans in the amount of $100,000 or greater.  Loan officers prepare written updates on all problem loans of $100,000 or greater on a quarterly basis.  These regular meetings also include a review of Other Real Estate Owned and Other Assets where the Bank has taken ownership as full or partial satisfaction of debt. If the Bank receives information on property sales in an area or appraisals of similar properties in an area near the property in question, the Bank may take write downs or establish specific reserves on these assets prior to receiving updated appraisals.  The loan officer reviews the status of these loans on an ongoing basis with the market president and/or credit administration.

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

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by ASC 310-10-35, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  As of December 31, 2009, we had current (dated within 12 months of December 31, 2009) third party appraisals of the collateral on $91.8 million, or 68%, of our impaired loans.  We had pending sales contracts on the collateral on $9.1 million, or 7%, of our impaired loans.  We had current collateral valuations (completed by a MAI appraiser) on collateral of $3.2 million, or 2%, of our impaired loans.  The third party appraisals we had on the remaining $30.2 million, or 23% of our impaired loans were not current (dated over 12 months prior to December 31, 2009).  For the 23% of our impaired loans where third party appraisers that were not current at December 31, 2009, 9% were appraisals dated between 12 months and 18 months old, 16% were appraisals dated between 18 months and 24 months old, 74% were appraisals dated greater than 24 months old, and 1% was non-real estate collateral.  For the appraisals dated greater than 24 months old, we used recent area sales of equivalent properties, listing prices from local realtors, recent offers on the properties, current tax assessor values or local realtor estimates to estimate collateral value rather than the outdated appraisal.  At December 31, 2009, we had $15.55 million in specific reserves on $134.32 million in individually evaluated impaired and other significant potential problem loans, compared to $3.41 million in specific reserves on $59.86 million in individually evaluated impaired and other significant potential problem at December 31, 2008.  As of December 31, 2009, we reviewed $134.3 million of impaired loans and determined that no specific valuation was necessary on $80.9 million of these loans due to the underlying collateral value on these loans and the effect of previous charge-offs taken on these loans to reduce the principal balance down to the underlying collateral value.  When we partially charge-off a loan, the remaining loan balance remains in non-performing status.  However, as we implement the new regulatory guidance on prudent commercial real estate workouts, we may begin to treat the remaining portion as performing, if it meets the qualifications under the new regulatory guidance.

The second component of the allowance for loan loss methodology addresses all loans not individually evaluated for impairment but are either internally rated, criticized by our banking examiners, or past due 30 days or more.  The allowance factors are based on industry standards and supported by our own historical loss analysis.  At December 31, 2009, we had $6.02 million in general reserves allocated to $203.9 million rated and delinquent loans.  This is a decrease from the $7.39 million reserved on a lower balance of $200.5 million rated and delinquent loans at December 31, 2008 due to changes in environmental factors and historical loss analysis.  However, we had $2.2 million of unallocated reserves at December 31, 2009 as discussed below.

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At December 31, 2009, we had $5.58 million in general reserves on $467.1 million in loans compared to $7.79 million in general reserves on $696.4 million in loans one year ago.  In addition, we had $2.2 million of unallocated reserves at December 31, 2009, compared to $785,000 of unallocated reserves at December 31, 2008.  This increase in unallocated reserves is primarily due to the continued deterioration of overall economic conditions.

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

Allocation of the Allowance for Loan Losses
We have allocated the allowance for loan losses according to the amount deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below.  The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.  The components of the allowance for loan losses for each of the past five years are presented below.

As of December 31,	2009		2008		2007		2006		2005
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Commercial and financial	$1,415	10.5%	$1,382	9.1%	$229	8.6%	$972	8.1%	$2,670	6.7%
Agricultural (including loans secured by farmland)	196	5.0%	112	5.1%	1,029	4.5%	1,184	5.3%	323	7.4%
Real estate - construction	16,828	25.4%	11,950	33.0%	8,383	38.2%	4,875	35.9%	4,427	35.5%
Real estate - commercial	5,121	34.3%	2,552	28.9%	2,008	27.0%	2,276	31.1%	2,280	30.8%
Real estate - residential	3,179	21.7%	2,417	20.5%	815	18.9%	547	17.4%	208	16.9%
Consumer and other loans	415	3.1%	176	3.4%	215	2.8%	255	2.2%	512	2.7%
Unallocated	2,160	N/A	785	N/A	227	N/A	897	N/A	659	N/A
Total	$29,314	100.0%	$19,374	100.0%	$12,906	100.0%	$11,006	100.0%	$11,079	100.0%

Summary of Loan Loss Experience
The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

For the Years Ended December 31,	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of year	$19,374	$12,906	$11,006	$11,079	$9,066
Charge-offs:
Commercial and financial	5,965	709	66	115	31
Agricultural (including loans secured by farmland)	1,108	-	10	-	-
Real estate - construction and development	21,212	8,022	324	24	-
Real estate – commercial	4,906	25	257	314	7
Real estate – residential	3,063	3,188	65	208	43
Installment loans to individuals and other loans	5,494	183	146	160	200
	41,748	12,127	868	821	281
Recoveries:
Commercial and financial	138	38	55	118	111
Agricultural (including loans secured by farmland)	38	38	56	41	247
Real estate - construction and development	8	2	-	-	-
Real estate – commercial	19	340	28	335	394
Real estate – residential	38	33	108	87	148
Installment loans to individuals and other loans	259	94	121	167	205
	500	545	368	748	1,105
Net charge-offs (recoveries)	41,248	11,582	500	73	(824)
Additions provided to the allowance charged to operations	51,188	18,050	2,400	-	1,189
Balance at end of year	$29,314	$19,374	$12,906	$11,006	$11,079

Average balance of loans outstanding	$915,674	$955,253	$883,334	$792,278	$706,052

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year (%)	4.50	1.21	0.06	0.01	(0.12)

Deposits

Our total deposit portfolio decreased $78.5 million, or 7.0%, in 2009.  Brokered deposits decreased $73.6 million during 2009, from $206.6 million at December 31, 2008 to $133.0 million at December 31, 2009.  Noninterest-bearing demand deposits increased $9.3 million, while non-brokered time deposits decreased $12.3 million and interest-bearing demand and savings decreased $1.9 million.  The average rate paid on time deposits decreased 75 basis points from 4.26% in 2008 to 3.51% in 2009.  As with most community banks in the Southeast, loan volume has been the driver for the remainder of our balance sheet.  When we have had strong loan demand, we have been more competitive for retail time deposits within our markets and when loan demand is less, we have been less competitive in pricing for retail time deposits in our markets.

The amounts on deposit at the indicated dates are presented in the following table according to type of deposit account:

As of December 31,	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Noninterest-bearing demand	$100,458	$91,114	$89,423	$100,911	$107,917
Interest-bearing demand and savings	250,232	252,122	354,743	328,828	284,126
Retail time deposits < $100,000	314,148	328,329	312,722	279,936	250,250
Retail time deposits > $100,000	217,833	198,845	187,662	161,054	131,279
Retail time deposits placed in CDARS program	29,532	46,690	-	-	-
Brokered time deposits	133,012	206,603	35,599	37,754	42,109
Total deposits	$1,045,215	$1,123,703	$980,149	$908,483	$815,681

The percentage of total deposits at the indicated dates is presented in the following table according to type of deposit account.

As of December 31,	2009	2008	2007	2006	2005

Noninterest-bearing demand	9.61%	8.11%	9.12%	11.11%	13.23%
Interest-bearing demand and savings	23.94%	22.44%	36.19%	36.19%	34.83%
Retail time deposits < $100,000	30.06%	29.22%	31.91%	30.81%	30.68%
Retail time deposits > $100,000	20.84%	17.69%	19.15%	17.73%	16.10%
Retail time deposits placed in CDARs program	2.82%	4.15%	0.00%	0.00%	0.00%
Brokered time deposits	12.73%	18.39%	3.63%	4.16%	5.16%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

The following table summarizes average balances of deposits and related weighted average rates of interest paid for each of the three years presented.

For the Year Ended December 31,	2009		2008		2007
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)
Noninterest-bearing demand	$109,317	-	$97,839	-	$98,475	-
Interest-bearing demand	210,874	0.56%	271,498	1.93%	309,037	3.58%
Savings	35,846	0.25%	35,381	0.58%	37,231	1.51%
Retail time deposits < $100,000	321,626	3.67%	307,170	4.47%	300,618	5.06%
Retail time deposits > $100,000	201,462	3.05%	183,151	4.05%	168,842	4.94%
Retail time deposits placed in CDARS program	45,138	2.19%	8,973	3.17%	-	-
Brokered time deposits	145,089	4.19%	107,584	4.12%	34,410	5.03%
Total deposits	$1,069,352	2.46%	$1,011,596	3.10%	$948,613	3.89%

The maturities of time deposits as of December 31, 2009 are summarized below.

	Retail time deposits < $100,000	Retail time deposits > $100,000	Retail time deposits placed in CDARS program	Brokered time deposits	Total deposits
		(Dollars in Thousands)
Three months or less	$61,233	$34,475	$18,260	$19,311	$133,279
Over three through six months	88,013	50,393	5,089	16,580	160,075
Over six months through twelve months	82,646	59,067	6,183	17,362	165,258
Over twelve months	102,422	53,797	-	79,694	235,913
Total deposits	$334,314	$197,732	$29,532	$132,947	$694,525

The following table summarizes our deposit portfolio by type and market as of December 31, 2009.

	South Georgia	North Georgia	Florida
	Market	Market	Market	Treasury	Total deposits
	(Dollars in Thousands)
Noninterest-bearing demand	$77,661	$15,635	$2,576	$4,586	$100,458
Interest-bearing demand and savings	191,209	28,727	29,495	801	250,232
Retail time deposits < $100,000	165,026	44,844	95,351	8,927	314,148
Retail time deposits > $100,000	103,672	28,743	46,799	38,619	217,833
Retail time deposits placed in CDARS program	27,311	2,430	-	(209)	29,532
Brokered time deposits > $100,000	-	-	-	133,012	133,012
Total deposits	$564,879	$120,379	$174,221	$185,736	$1,045,215

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers.  Assets, consisting primarily of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings.  Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment.  In addition, our liquidity continues to be enhanced by a relatively stable core deposit base.

If necessary, the Bank has the ability to sell a portion of its unpledged investment securities to manage its liquidity. Unpledged securities totaled $20.2 million at December 31, 2009.  However, since the Bank is not considered “well capitalized” as of December 31, 2009, it is unable to accept, rollover, or renew any brokered deposits without prior regulatory approval. Approximately $53.3 million of the Bank’s existing brokered deposits are scheduled to mature in 2010.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations through December 31, 2010.

At December 31, 2009, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 24.2%, compared to 23.9% at December 31, 2008.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.  During 2009, we utilized the $20.0 million proceeds from the issuance of a three year unsecured debt at an interest rate of 2.74% under the FDIC’s Temporary Liquidity Guarantee Program,  the $151.4 million decrease in loans, the $65.1 million decrease in investment securities and the $12.8 million in net proceeds from capital raised to offset the $78.5 million decrease in deposits, the $19.6 million decrease in advances from the FHLB, the $66.8 million increase in foreclosed assets and the $51.5 million increase in interest bearing deposits in other banks.

At December 31, 2009, our liquidity position, which is an internally-calculated ratio of short-term funds available to short-term and potentially volatile liabilities, was 39.62%.  Our net noncore funding dependency ratio, which is the difference between regulatory defined non-core liabilities and short-term investments, divided by long-term assets, was 34.33%.  Our liquidity and funding policy provides that we maintain a liquidity position of greater than or equal to 15% and a net noncore funding dependency ratio of less than or equal to 35%.

In October 2008, the TLGP was established by the FDIC.  Under the TLGP, the FDIC will fully guarantee, until June 30, 2010, all noninterest-bearing transaction accounts with interest rates of 0.5% or less.  The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days.  After the initial 30 day grace period, institutions were required to opt-out of the program if they did not want to participate.  We decided not to opt-out of the program and are participating in both the transaction account guarantee program and the debt guarantee portions of the TLGP.

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

As of December 31, 2009	Contractual Maturities	Expected Cash Flows	Difference
	(Dollars in Thousands)
Due in one year or less	$-	$24,467	$24,467
Due after one year through five years	857	47,282	46,425
Due after five years through ten years	16,626	23,200	6,574
Due after ten years	94,058	16,592	(77,466)
Total	$111,541	$111,541	$-

Our liquidity from investments is somewhat limited since we pledge certain investments to secure public deposits and certain borrowing arrangements.  At December 31, 2009, approximately 81.9% of our $111.5 million investment portfolio was pledged as collateral to others.

Borrowings
During 2008, we faced aggressive advertising for deposits from competitors offering higher interest rates in our North Georgia and Florida markets.  During the second half of 2008, we decided not to compete in those markets for these higher-priced deposits, and we reduced our excess liquidity to limit the impact on our earnings in the declining-rate environment.  We elected to use brokered deposits and advances from the FHLB, which then were at lower rates than those market retail deposits, to fund our balance sheet in the first half of 2008.  Then, during the third quarter of 2008, as concerns over global market instability and economic weakness increased, we further used brokered deposits to build up our liquidity and strengthen our balance sheet.  During this time, brokered deposits increased by $171 million, and advances from the FHLB increased $23.4 million during 2008.  (The total increase in brokered deposits excludes retail deposits placed in the Certificate of Deposit Account Registry Service, or CDARS, reciprocal deposits program.  CDARS deposits must be classified as brokered deposits under applicable regulations.).  However, during 2009 we began to reduce our reliance on these funding sources as we began to see stabilized rates in our local retail markets.  During 2009, we reduced our brokered deposits by $73.6 million and reduced our advances from the FHLB by $19.6 million.  We also issued $20.0 million of three year unsecured debt at an interest rate of 2.74% under the FDIC’s Temporary Liquidity Guarantee Program during 2009.  At December 31, 2009, we had $14.9 million in available secured credit line with the FHLB.

As of December 31, 2009, the Bank did not meet the regulatory capital ratios required to meet “well-capitalized” standards. Accordingly, we are unable to renew any brokered certificates of deposit or attract new brokered certificates of deposit without prior regulatory approval.  Further, the Written Agreement required us to submit to our banking regulators a timetable to reduce our reliance on borrowing and short-term wholesale funding, including brokered deposits, and we are currently meeting the timetable we submitted.  In the future, we plan to rely primarily on retail deposits in our North Georgia, South Georgia and Florida markets to fund our banking operations.  Regulatory restrictions on the rates offered for deposit accounts in our markets took effect in January 2010 and we believe those restrictions will help reduce aggressive pricing of many of our competitors in North Georgia and Florida and eventually result in lowering our cost of funds in these markets.

On October 5, 2006, PAB Bankshares Capital Trust II (“PAB Trust II”) issued $10 million of Floating Rate Capital Securities, also referred to as “trust preferred securities”.  We formed PAB Trust II, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Trust II Debentures”) issued by us.  The interest rates on both the trust preferred securities and the Trust II Debentures are reset quarterly at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.63% (1.88% at December 31, 2009).  We entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust II’s obligations under the trust preferred securities.  PAB Trust II’s sole asset is the Trust II Debentures issued by us.  The Trust II Debentures will mature on December 31, 2036, but are callable at par at our option in whole or in part anytime on or after December 31, 2011.  The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

On September 4, 2009, the Company began exercising its right to defer quarterly interest payments for its Debentures.  We have provided notice of our deferral of the two interest payments from September 30, 2009 to December 31, 2009.  We expect to defer the interest payments into the foreseeable future.  During this period of deferral, the Company is precluded from repurchasing shares of common stock and from paying dividends on outstanding common stock.  We will continue to accrue for the interest payable after the deferral period in our consolidated statement of income (loss).

Contractual Obligations
Summarized below are our contractual obligations as of December 31, 2009.

		1 year	Over 1	Over 3	More than
Contractual Obligations	Total	or less	to 3 years	to 5 years	5 years
	(Dollars in Thousands)
FHLB Advances	$90,140	$5,658	$40,745	$24,371	$19,366
Operating Lease Obligations	1,097	345	521	231	-
Other Borrowings	20,000	-	20,000	-	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$121,547	$6,003	$61,266	$24,602	$29,676

Off-Balance Sheet Financing
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  These financial instruments are included in the financial statements when funds are distributed or the instruments become payable.  We use the same credit policies in making these commitments as we do for on-balance sheet instruments.  Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  At December 31, 2009, we had outstanding commitments to extend credit through open lines of credit of approximately $89.1 million and outstanding standby letters of credit of approximately $3.7 million.

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  In April 2009, we terminated the two Prime rate collar contracts.  The Prime rate floor contract expired July 1, 2009.  At December 31, 2009, the only derivative contract outstanding is the LIBOR cap contract.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at December 31, 2009 was not material.

Commitments of Capital
At December 31, 2009, there were no binding commitments for material capital expenditures outstanding.

Stockholders’ Equity
We are required to comply with capital adequacy standards established by our regulatory agencies.  At December 31, 2009, the Bank had the requisite capital level to qualify as “adequately capitalized” under the regulatory framework for prompt corrective action.  See the section titled “Capital Adequacy” under the caption “Supervision and Regulation” in Item 1 of this Report for more information on the regulatory capital adequacy standards.

The following table summarizes our consolidated regulatory capital ratios at December 31, 2009, 2008 and 2007.

	2009	2008	2007	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	8.1%	10.3%	11.3%	8.0%
Tier 1 Capital to Risk Weighted Assets	6.8%	9.0%	10.0%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	4.7%	7.0%	8.5%	4.0%

Stockholders’ equity represented 4.1% of total assets at December 31, 2009, a decrease compared to 6.8% at December 31, 2008.  Total stockholders’ equity has decreased $41.0 million, or 44.8%, since December 31, 2008.  This decrease is primarily the net result of our net loss of $51.2 million, a $3.0 million decrease in accumulated other comprehensive gains, offset by the $12.8 million of new stock issued.  We did not declare a dividend for the year 2009 or in the third or fourth quarters of 2008.  However, we paid a $0.142 per common share cash dividend for the first quarter of 2008 and a $0.093 per common share cash dividend for the second quarter of 2008.  We also declared a 2% stock dividend in the second quarter of 2008.  In setting our dividend on a quarterly basis, we evaluate our capital adequacy and the quality of our earnings, and we estimate our capital requirements and our earnings outlook for the next year. Based on these evaluations, we suspended our quarterly dividend in the third quarter of 2008 and we do not intend to pay a common stock dividend in 2010 due to continued pressure on earnings and capital.  Under the terms of the written agreement with the Federal Reserve Board, the company is restricted from paying dividends or repurchasing shares of its common stock without prior written approval of the Federal Reserve Board.

RESULTS OF OPERATIONS

We reported a net loss of $51.2 million, or $4.78 loss per diluted share, for the year ended December 31, 2009, compared to a net loss of $5.9 million, or $0.63 loss per diluted share, for 2008.  The $45.3 million decrease in net loss is the net result of a $6.5 million decrease in net interest income, a $33.1 million increase in the provision for loan losses, and a $10.0 million increase in other expenses, offset by a $4.2 million decrease in income tax expense.  During 2009, we reported a $6.0 million decrease in net interest income caused by nonperforming loans, a $5.1 million net loss realized on other real estate owned, and a $3.8 million increase in deposit insurance expense. At December 31, 2009, the Company recorded an $11.1 million valuation allowance on its deferred tax assets that will be reversed when the Company returns to a level of sustained profitability.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the year ended December 31, 2009 were -3.92% and -57.41%, respectively, compared to a -0.48% ROA and a -6.10% ROE for 2008.

The reasons for these changes are discussed in more detail below.

Net Interest Income

The primary component of a financial institution’s profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  Our net interest income for 2009, on a tax equivalent basis, decreased by $6.78 million, or 19.1%, over 2008.  Interest income (on a tax equivalent basis) decreased $11.43 million, or 16.0%, and interest expense decreased by $4.65 million, or 12.8%, during 2009.  The decrease in interest income is the result of a 116 basis point decline in the average yield on our earning assets during the year, from 6.15% in 2008 to 4.99% in 2009, offset by a $39.7 million increase in the average balance of those earning assets.  The decrease in interest expense is the result of a 62 basis point decline in the average rate paid on our interest-bearing liabilities, from 3.49% in 2008 to 2.87% in 2009, offset by a $62.0 million increase in the average balance of those interest-bearing liabilities.

Our net interest income for 2008, on a tax equivalent basis, decreased by $7.69 million, or 17.8%, over 2007.  Interest income (on a tax equivalent basis) decreased $13.68 million, or 16.0%, and interest expense decreased by $5.99 million, or 14.2%, during 2008.  The decrease in interest income is the result of a 163 basis point decline in the average yield on our earning assets during the year, from 7.78% in 2007 to 6.15% in 2008, offset by a $68.7 million increase in the average balance of those earning assets.  The decrease in interest expense is the result of a 90 basis point decline in the average rate paid on our interest-bearing liabilities, from 4.39% in 2007 to 3.49% in 2008, offset by a $76.8 million increase in the average balance of those interest-bearing liabilities.

The net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin decreased from 3.04% in 2008 to 2.38% in 2009, a 66 basis point decline.  The reduction in short-term interest rates during the fourth quarter of 2007 and first quarter of 2008 caused our earning assets to re-price downwards faster than our interest-bearing liabilities re-priced downwards.  The reduction of interest income due to our nonperforming assets also negatively impacted the net interest margin by 49 basis points during 2009, which was significantly higher than the 31 basis point impact in 2008.  We do not expect our net interest margin to materially decrease in 2010, as compared to 2009 levels, considering the increase in our nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets that we endured in 2009.

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

For the year ended December 31, 2009, we recorded $51.19 million as a provision for loan losses, compared to the $18.05 million provision for loan losses we recorded in 2008.  The increase is due to the significant increase in the level of nonperforming loans at December 31, 2009.  We recorded $41.7 million in loan charge-offs against the allowance for loan losses in 2009, a significant increase compared to $12.1 million in charge-offs in 2008.  However, we recovered $501,000 in previously charged-off loans during 2009, bringing our net charge-offs to $41.2 million, or 4.50% of average loans, for the year.

Noninterest Income

The following table summarizes noninterest income during the last three years.

For the Year Ended December 31,	2009		2008		2007
		Percentage		Percentage
		Change		Change
	Amount	2009 vs. 2008	Amount	2008 vs. 2007	Amount
	(Dollars In Thousands)
Service charges on deposit accounts	$3,528	-4.2%	$3,683	1.8%	$3,617
Mortgage origination fees	781	10.2%	709	75.1%	405
Brokerage commissions and fees	11	-35.3%	17	30.8%	13
ATM / debit card fee income	844	14.5%	737	14.6%	643
Other commissions and fees	314	51.7%	207	-6.3%	221
Securities transactions, net	2,056	813.8%	225	-28.1%	313
Earnings of bank-owned life insurance	572	35.9%	421	3.7%	406
Gain (loss) on disposal / write-down of assets	(5,015)	170.6%	(1,853)	-2387.7%	81
Gain (loss) on derivative instrument	1,002	6362.5%	(16)	-100.0%	-
Other noninterest income	442	61.9%	273	-6.5%	292
Total Noninterest Income	$4,535	3.0%	$4,403	-26.5%	$5,991
Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continued to increase from previous years.  However, we are offering a no-fee ATM deposit product in select markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

We incurred net gains of $2.1 million, $225,000 and $313,000 on securities transactions for the last three years ended December 31, 2009, 2008, and 2007 respectively.  During 2009, we sold higher risk-weighted investment securities and recorded a $1.8 million realized gain on the sale of these securities.  This was offset by a $261,000 write-down of our investment in Silverton Bank stock.  Silverton Bank was placed into receivership on May 1, 2009.

Earnings on bank-owned life insurance increased primarily as a result of a higher rate of return on these policies compared to previous years.

During 2009, we recorded a net loss on the sale and write-down of foreclosed assets of $5.1 million, compared to a net loss of $1.3 million in 2008 and a net gain of $94,000 in 2007.  We recorded a write-down of leasehold improvements, equipment and land of $609,000 related to the closing of our Jacksonville, Florida and Snellville, Georgia branches in 2008.

During 2009, we recorded a $1.0 million gain on our hedging activities, while we did not have any recorded gain on hedging activities in the previous years.

Other noninterest income includes increased premiums on SBA loans and rental income on our foreclosed assets during 2009 compared to previous years.  However, in December 2009, we closed our SBA loan department and the premiums earned and corresponding expenses are not expected in 2010.

Noninterest Expense

The following table summarizes noninterest expense during the last three years.

For the Year Ended December 31,	2009		2008		2007
		Percentage		Percentage
		Change		Change
	Amount	2009 vs. 2008	Amount	2008 vs. 2007	Amount
	(Dollars In Thousands)
Salaries and wages	$13,461	-15.6%	$15,940	-3.0%	$16,431
Deferred loan cost	(1,423)	-13.0%	(1,635)	-17.0%	(1,969)
Employee benefits	3,976	4.5%	3,806	-7.6%	4,119
Net occupancy expense of premises	2,305	-29.9%	3,290	38.6%	2,374
Furniture and equipment expense	2,025	0.1%	2,023	-11.2%	2,279
Advertising and business development	396	-32.0%	582	-7.0%	626
Supplies and printing	360	-7.7%	390	-15.8%	463
Telephone and internet charges	651	-16.2%	777	22.4%	635
Postage and courier	545	-4.9%	573	-11.2%	645
Legal and accounting fees	1,000	116.0%	463	-17.2%	559
Consulting fees	212	271.9%	57	-72.7%	209
Director fees and expenses	547	-12.5%	625	57.0%	398
Service charges and fees	436	-26.7%	595	-4.3%	622
Deposit insurance expense	4,138	1165.4%	327	202.8%	108
Foreclosure and reposession expenses	3,291	244.2%	956	380.4%	199
Goodwill impairment	5,985	100.0%	-	0.0%	-
Other noninterest expense	2,668	47.0%	1,815	-4.1%	1,892
Total Noninterest Expense	$40,573	32.7%	$30,584	3.4%	$29,590

Noninterest expense increased 32.7% in 2009, from $30.6 million in 2008 to $40.6 million in 2009.  As a percentage of average assets, noninterest expense was 3.10%, 2.47% and 2.54% in 2009, 2008 and 2007, respectively.  Our overhead efficiency ratio, a measure of noninterest expense as a percentage of net interest income plus other noninterest income, increased from 70.01% in 2008 to 95.74% in 2009.

Salaries and wages expense decreased 15.6% during 2009 due to the 9.7% reduction of our staff from 299 full time equivalent employees at December 31, 2008 to 270 at December 31, 2009.  The decreases in salary due to these reductions were offset by a one-time severance accrual of $730,000 in the first quarter of 2009 related to the retirement of our President and Chief Executive Officer and severance expenses of $185,000 for workforce reductions in the second quarter of 2009.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

The increase in occupancy expense in 2008 was due to a $751,000 one-time lease charge we incurred in the fourth quarter of 2008 related to the branch closures in Jacksonville, Florida and Snellville, Georgia.  Furniture and equipment expense decreased and stabilized from 2007 due to a reduction in depreciation expense on several large pieces of operations equipment that became fully depreciated during the third quarter of 2007.

Advertising and business development expenses, office supplies and printing charges and telephone and internet fees decreased during 2009 due to cost-saving awareness and efforts among our locations to reduce noninterest expenses.  The decrease in postage and courier fees is due to a reduction in our courier’s schedule as part of our cost-saving awareness efforts.

Our deposit insurance premiums increased from $327,000 during 2008 to $4.14 million in 2009 due to rate increases, a $600,000 special assessment from the FDIC during the second quarter, and an additional $1.8 million of FDIC insurance expense during the fourth quarter related to a change in the timing and expensing of FDIC insurance premiums.

Foreclosure and repossession expenses increased significantly from $956,000 during 2008 to $3.3 million in 2009 due to the increased level of foreclosed assets owned by the Company.  These increased expenses include property taxes, repairs and maintenance, insurance and legal and collection expenses.

Income Taxes

The provision for income tax expense (benefit) as a percentage of pre-tax income (loss) was (13.1%), (37.6%) and 34.5% for 2009, 2008 and 2007, respectively.  There is a difference between the effective rate and the statutory federal rate of 35% due to income earned on tax-exempt municipalities, goodwill, deferred tax valuation allowance, earnings on the cash value of our bank-owned life insurance and state income taxes.  During 2009, we recorded an $11.1 million valuation allowance on our deferred tax assets that will be reversed when our financial results return to a level of sustained profitability.

Fourth Quarter Results

For the fourth quarter of 2009, we recorded a net loss of $31.3 million, or $2.27 per diluted share, compared to net loss of $5.8 million, or $0.60 per diluted share, posted in the fourth quarter of 2008.  In the fourth quarter of 2009, we provided $16.0 million to the allowance for loan losses, compared to the $8.5 million provision expense we recorded in the fourth quarter of 2008.  During the fourth quarter of 2009, we also recorded a $6.0 million nonrecurring charge to earnings for the impairment of goodwill due primarily to the decline in the market value of the Company’s common stock.  We also recorded an $11.1 million valuation allowance on our deferred tax assets that will be reversed when we return to a level of sustained profitability.  In addition to the above charges, we recorded an additional $1.8 million of FDIC insurance expense during the fourth quarter related to a change in the timing and expensing of FDIC insurance premiums.  Our net interest margin for the fourth quarter of 2009 was 2.05% compared to 2.40% in the fourth quarter of 2008.  The average yield on earning assets decreased 101 basis points to 4.44% in the fourth quarter of 2009 from 5.45% in the fourth quarter of 2008.  The average rate paid on interest-bearing liabilities decreased 81 basis points, from 3.38% in the fourth quarter of 2008 to 2.57% in the fourth quarter of 2009.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had a material impact on PAB’s earnings or financial position as of or for the year ended December 31, 2009.  For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At December 31, 2009, our one-year management-adjusted gap ratio of 0.89 was within our policy guidelines.  Although we are now showing a liability-sensitive balance sheet gap position (<1.00) in the one-year time horizon, we still consider ourselves asset-sensitive relative to the impact on our earnings in a changing rate environment as evidenced by our three-month gap ratio of 1.29 at year-end.

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

The table below shows our contractual maturity gap at December 31, 2009.  A positive maturity gap (a gap ratio > 1.00) occurs when more assets are maturing than liabilities for any given time period, and generally equates to a lower liquidity risk.  A negative maturity gap (a gap ratio < 1.00) for any given time period results in a higher liquidity risk and could indicate potential liquidity problems exist.

Cumulative Maturity Gap Analysis
	3-Month	6-Month	1-Year	3-Year	Total
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$205,978	$299,953	$426,398	$675,605	$1,231,945
Rate Sensitive Liabilities (RSL)	149,409	311,078	479,174	727,041	$1,231,945
RSA minus RSL (Gap)	$56,569	$(11,125)	$(52,776)	$(51,436)	$-

Maturity Gap Ratio (RSA/RSL)	1.38	0.96	0.89	0.93	1.00

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

Cumulative Repricing Gap Analysis
	3-Month	6-Month	1-Year	3-Year	Total
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$596,519	$640,157	$715,247	$901,759	$1,231,945
Rate Sensitive Liabilities (RSL)	457,754	616,162	781,979	1,002,513	$1,231,945
RSA minus RSL (Gap)	$138,765	$23,995	$(66,732)	$(100,754)	$-

Repricing Gap Ratio (RSA/RSL)	1.30	1.04	0.91	0.90	1.00

Management-Adjusted
Rate Sensitive Assets (RSA)	$599,710	$645,529	$723,753	$914,480	$1,231,945
Rate Sensitive Liabilities (RSL)	466,027	631,993	811,021	1,065,865	$1,231,945
RSA minus RSL (Gap)	$133,683	$13,536	$(87,268)	$(151,385)	$-

Repricing Gap Ratio (RSA/RSL)	1.29	1.02	0.89	0.86	1.00

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 20% using this analysis.  As of December 31, 2009, the simulation model projected net interest income would increase 9.7% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income would decrease 1.60% over the next year if market rates immediately fell by 25 basis points.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	14.94%	30.28%
+200 bps	13.21%	19.85%
+100 bps	8.12%	9.72%
-25 bps	-1.60%	-1.60%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Summary for 2009 and 2008
(The sum of the quarterly results presented may not agree with the results for the full year due to rounding.)

	Quarterly Period Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2009:
Interest income	$16,151	$16,090	$14,816	$12,824
Interest expense	8,959	8,104	7,562	6,946
Net interest income	7,192	7,986	7,254	5,878
Provision for loan losses	1,750	2,000	31,438	16,000
Net interest income after provision for loan losses	5,442	5,986	(24,184)	(10,122)
Other income	2,106	2,487	889	(946)
Other expenses	8,126	8,102	7,284	17,061
Income before income taxes	(578)	371	(30,579)	(28,129)
Income tax	(283)	29	(10,623)	3,133
Net income	$(295)	$342	$(19,956)	$(31,262)

Basic earnings per share	$(0.03)	$0.04	$(1.93)	$(2.27)
Diluted earnings per share	$(0.03)	$0.04	$(1.93)	$(2.27)

Year ended December 31, 2008:
Interest income	$19,030	$17,460	$17,680	$16,814
Interest expense	9,685	8,598	8,460	9,476
Net interest income	9,345	8,862	9,220	7,338
Provision for loan losses	1,200	1,050	7,300	8,500
Net interest income after provision for loan losses	8,145	7,812	1,920	(1,162)
Other income	1,643	1,572	1,081	107
Other expenses	7,829	7,191	7,510	8,053
Income before income taxes	1,959	2,193	(4,509)	(9,108)
Income tax	662	730	(1,649)	(3,297)
Net income	$1,297	$1,463	$(2,860)	$(5,811)

Basic earnings per share	$0.14	$0.16	$(0.31)	$(0.62)
Diluted earnings per share	$0.14	$0.15	$(0.32)	$(0.60)

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

The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  To make this assessment, we used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting.  A copy of the auditor’s attestation report is included in this Annual Report on Form 10-K.

PAB BANKSHARES, INC.

/s/ Donald J. Torbert, Jr	/s/ Nicole S. Stokes
Donald J. Torbert, Jr.	Nicole S. Stokes
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 8, 2010	March 8, 2010
Date	Date

Certified Public Accountants, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited PAB Bankshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  PAB Bankshares, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PAB Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PAB Bankshares, Inc. and subsidiaries, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows of PAB Bankshares, Inc., and our report dated, March 8, 2010, expressed an unqualified opinion.

Albany, Georgia
March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PAB Bankshares, Inc.
Valdosta, Georgia

We have audited the accompanying balance sheets of PAB Bankshares, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAB Bankshares, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PAB Bankshares and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2010, expressed an unqualified opinion.

Albany, Georgia
March 8, 2010

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
Cash and balances due from banks	$16,641,978	$18,104,521
Interest-bearing deposits in other banks	169,732,493	118,244,771
Federal funds sold	103,825	1,054,719
Investment securities	111,541,113	176,613,411
Restricted equity securities	9,459,600	9,159,904

Loans	805,313,687	956,687,391
Allowance for loan losses	(29,314,145)	(19,373,625)
Net loans	775,999,542	937,313,766

Premises and equipment, net	18,609,472	19,984,288
Goodwill	-	5,984,604
Cash value of bank-owned life insurance policies	12,874,651	12,302,586
Foreclosed assets	92,117,123	25,268,901
Other assets	24,864,778	26,071,460

Total assets	$1,231,944,575	$1,350,102,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$100,458,230	$91,114,337
Interest-bearing demand and savings	250,232,355	252,122,046
Time	694,524,617	780,466,875
Total deposits	1,045,215,202	1,123,703,258

Federal funds purchased and securities sold under agreements to repurchase	10,011,024	8,954,253
Advances from the Federal Home Loan Bank of Atlanta	90,139,501	109,703,917
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other borrowings	20,000,000	-
Other liabilities	5,682,200	5,830,761
Total liabilities	1,181,357,927	1,258,502,189

Stockholders' equity:
Preferred stock, no par value; 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 98,500,000 shares authorized;
13,795,040 and 9,324,407 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	37,348,508	24,225,407
Retained earnings	11,295,000	62,467,000
Accumulated other comprehensive income	726,075	3,691,270
Total stockholders' equity	50,586,648	91,600,742

Total liabilities and stockholders' equity	$1,231,944,575	$1,350,102,931

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

Interest income:
Interest and fees on loans	$52,307,132	$61,686,147	$74,060,094
Interest and dividends on investment securities:
Taxable	6,622,165	7,678,742	8,210,696
Nontaxable	628,718	1,294,165	1,214,213
Other interest income	323,434	325,028	1,190,678
Total interest income	59,881,449	70,984,082	84,675,681

Interest expense:
Interest on deposits	26,293,652	31,314,422	36,887,599
Interest on Federal Home Loan Bank advances	4,150,946	3,955,870	4,068,962
Interest on other borrowings	1,126,633	948,152	1,253,271
Total interest expense	31,571,231	36,218,444	42,209,832

Net interest income	28,310,218	34,765,638	42,465,849

Provision for loan losses	51,187,987	18,050,000	2,400,000
Net interest income (expense) after provision for loan losses	(22,877,769)	16,715,638	40,065,849

Other income:
Service charges on deposit accounts	3,528,008	3,682,866	3,616,552
Other fee income	1,950,406	1,671,688	1,282,167
Securities transactions, net	2,055,785	225,168	312,988
Gain (loss) on sale and write-down of other assets	(5,014,986)	(1,853,261)	80,851
Gain (loss) on derivative instrument	1,001,966	(16,011)	-
Other noninterest income	1,014,088	692,380	698,709
Total other income	4,535,267	4,402,830	5,991,267

Other expenses:
Salaries and employee benefits expense	16,014,560	18,110,278	18,581,881
Occupancy expense of premises	2,304,976	3,289,742	2,373,917
Furniture and equipment expense	2,024,677	2,023,117	2,278,600
Deposit insurance expense	4,137,772	327,496	108,263
Foreclosed asset expense	3,291,341	956,405	199,447
Goodwill impairment expense	5,984,604	-	-
Other noninterest expense	6,815,293	5,877,030	6,048,057
Total other expenses	40,573,223	30,584,068	29,590,165

Income (loss) before income tax expense (benefit)	(58,915,725)	(9,465,600)	16,466,951
Income tax expense (benefit)	(7,743,725)	(3,554,335)	5,681,236

Net income (loss)	$(51,172,000)	$(5,911,265)	$10,785,715

Earnings (loss) per common share:
Basic	$(4.78)	$(0.63)	$1.12
Diluted	$(4.78)	$(0.63)	$1.11

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009 2008 AND 2007

	2009	2008	2007

Net income (loss)	$(51,172,000)	$(5,911,265)	$10,785,715

Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedge during the period,net of tax (benefit) of ($653,162); $784,099; and $281,360	(1,267,899)	1,550,818	506,137
Reclassification adjustment for (gains) losses on cash flow hedge included in net income, net of tax (benefit) of $340,668; ($5,444);and $0	(661,298)	10,567	-
Unrealized holding gains on securities available for sale arising during the period, net of tax of $165,020; $734,845; and 809,190	320,820	1,435,381	1,502,781
Reclassification adjustment for gains on securities available for sale included in net income, net of tax of $698,967; $76,557; and $109,546	(1,356,818)	(148,611)	(203,442)
	(2,965,195)	2,848,155	1,805,476

Comprehensive income (loss)	$(54,137,195)	$(3,063,110)	$12,591,191

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Stated Value	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2006	9,504,969	$1,217,065	$27,584,852	$67,476,178	$(962,361)	$95,315,734
Net income	-	-	-	10,785,715	-	10,785,715
Other comprehensive income	-	-	-	-	1,805,476	1,805,476
Cash dividends declared,$.58 per share	-	-	-	(5,439,041)	-	(5,439,041)
Stock acquired and cancelled under stock repurchase plan	(344,492)	-	(5,894,104)	-	-	(5,894,104)
Stock-based compensation	-	-	410,851	-	-	410,851
Stock options exercised	62,740	-	691,341	-	-	691,341
Balance, December 31, 2007	9,223,217	1,217,065	22,792,940	72,822,852	843,115	97,675,972
Net loss	-	-	-	(5,911,265)	-	(5,911,265)
Other comprehensive income	-	-	-	-	2,848,155	2,848,155
Cash dividends declared,$.24 per share	-	-	-	(2,195,622)	-	(2,195,622)
2% stock dividend declared	183,739	-	2,248,965	(2,248,965)	-	-
Stock acquired and cancelled under stock repurchase plan	(86,065)	-	(1,162,521)	-	-	(1,162,521)
Stock-based compensation	-	-	310,043	-	-	310,043
Stock options exercised	3,516	-	35,980	-	-	35,980
Balance, December 31, 2008	9,324,407	1,217,065	24,225,407	62,467,000	3,691,270	$91,600,742
Net loss	-	-	-	(51,172,000)	-	(51,172,000)
Other comprehensive loss	-	-	-	-	(2,965,195)	(2,965,195)
Proceeds from private placement of capital	4,470,633	-	12,772,471	-	-	12,772,471
Stock-based compensation	-	-	350,630	-	-	350,630
Balance, December 31, 2009	13,795,040	$1,217,065	$37,348,508	$11,295,000	$726,075	$50,586,648

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,172,000)	$(5,911,265)	$10,785,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,429,840	1,713,629	1,716,530
Provision for loan losses	51,187,987	18,050,000	2,400,000
Provision for deferred taxes	7,847,947	(2,671,456)	(644,268)
Goodwill impairment	5,984,604	-	-
Net realized gain on securities transactions	(2,055,785)	(225,168)	(312,988)
Loss (gain) on disposal of assets/writedowns of assets	5,014,986	1,853,261	(70,860)
Net realized (gain) loss on derivative instruments	(1,001,966)	16,011	-
Stock-based compensation expense	350,630	310,043	410,851
Increase in cash value of bank-owned life insurance	(572,065)	(421,202)	(406,420)
Increase (decrease) in deferred compensation accrual	154,052	(235,904)	(226,951)
Decrease in retirement and severance accruals	-	-	(159,799)
Decrease in interest receivable	1,138,406	1,684,196	8,761
Increase (decrease) in interest payable	(386,209)	133,993	78,775
Net change in taxes receivable and taxes payable	(11,155,122)	(2,512,780)	(957,764)
Net decrease in accrued expenses and other liabilities	(721,442)	(1,539,556)	(485,914)
Net cash provided by operating activities	6,043,863	10,243,802	12,135,668

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in other banks	(51,487,722)	(117,851,495)	157,031
(Increase) decrease in federal funds sold	950,894	(495,275)	41,053,284
Purchase of debt securities	(62,147,885)	(57,790,529)	(43,392,095)
Proceeds from sales of debt securities	85,415,386	36,459,026	19,540,964
Proceeds from calls of debt securities	15,602,000	21,182,927	2,996,778
Proceeds from maturities and paydowns of debt securities	26,155,093	12,693,713	11,734,367
Purchase of equity securities	(670,523)	(1,664,593)	(65,858)
Redemption of equity securities	691,123	452,100	886,151
Net (increase) decrease in loans	28,876,191	(70,519,785)	(108,962,052)
Purchase of premises and equipment	(592,617)	(2,341,941)	(1,243,446)
Proceeds from disposal of assets	11,397,940	3,991,067	2,234,053
Net cash provided by (used in) investing activities	54,189,880	(175,884,785)	(75,060,823)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(78,238,056)	143,554,240	71,666,026
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,056,771	(7,221,117)	8,526,706
Advances from Federal Home Loan Bank	15,000,000	41,000,000	47,500,000
Payments on Federal Home Loan Bank advances	(34,564,416)	(17,593,788)	(51,392,997)
Proceed from issuance of long-term debt	20,000,000	-	-
Proceeds from termination of cash flow hedge derivative instrument	2,276,944	-	-
Proceeds from private placement of capital	12,772,471	-	-
Dividends paid	-	(3,532,990)	(5,432,369)
Proceeds from the exercise of stock options	-	35,980	691,341
Purchase of cash flow hedge derivative instrument	-	(786,000)	-
Acquisition of stock under stock repurchase plans	-	(1,162,521)	(5,894,104)
Net cash provided by (used in) financing activities	(61,696,286)	154,293,804	65,664,603

Net increase (decrease) in cash and balances due from banks	$(1,462,543)	$(11,347,179)	$2,739,448

Cash and balances due from banks at beginning of period	18,104,521	29,451,700	26,712,252

Cash and balances due from banks at end of period	$16,641,978	$18,104,521	$29,451,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$31,957,440	$36,084,451	$42,131,057
Taxes	$(3,959,872)	$2,044,000	$5,770,337

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$(1,569,945)	$1,945,058	$1,998,983
Increase (decrease) in unrealized gains on cash flow hedge	$(2,917,308)	$2,350,929	$787,496
Transfer of loans to foreclosed assets	$81,250,046	$23,598,987	$7,417,079

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PAB Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, The Park Avenue Bank (the “Bank”).  The Bank is a state-chartered member bank of the Federal Reserve System that was founded in 1956 in Valdosta, Lowndes County, Georgia.  Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.  The following is a listing of the Bank’s offices as of December 31, 2009:

Banking Locations	Number of Offices
South Georgia Market:
Valdosta, Lowndes County	3 (including the main office)
Lake Park, Lowndes County	1
Adel, Cook County5	1
Bainbridge, Decatur County	3
Cairo, Grady County	1
Statesboro, Bulloch County6	2
Baxley, Appling County7	1
Hazlehurst, Jeff Davis County8	1
North Georgia Market:
McDonough, Henry County	1
Stockbridge, Henry County	1
Oakwood, Hall County	1
Athens, Oconee County	1
Cumming, Forsyth County2	1 (loan production office)
Florida Market:
Ocala, Marion County	1
St. Augustine, St. Johns County2	1 (loan production office)

The Company also owns PAB Bankshares Capital Trust II, a Delaware statutory business trust.  This non-operating subsidiary was created in 2006 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company, all of which are described more fully in Note 11.

1 The Company entered into a Purchase and Assumption Agreement on February 23, 2010 to sell these offices.  Subject to regulatory approval, the sale is expected to close during the second quarter of 2010.
2 These offices were closed January 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances are eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of goodwill, the valuation of foreclosed assets, the valuation of deferred taxes, other-than-temporary impairment of securities, and fair value measurements.

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

Investment Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.  Equity securities are comprised of marketable equity securities recorded at fair value, and other equity securities, which consisted of an investment in the common stock of a non-publicly traded correspondent bank in 2008.  The equity securities without readily determinable fair values are periodically evaluated for impairment.  The investment in the common stock of the non-publicly traded correspondent bank was deemed fully impaired during 2009.  At December 31, 2009, there were no known events that have occurred to require an impairment evaluation for the other investments.

The amortization of purchase premiums and accretion of discounts are recognized in interest income using the interest method over the terms of the securities.  Realized gains and losses on securities transactions, determined using the specific identification method, are included in earnings on the settlement date.  Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  The Financial Accounting Standards Board (“FASB”) recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment (FASB ASC 320-10).  See the “Recent Accounting Pronouncement” section for additional information. Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Equity Securities

The Company is required to maintain an investment in capital stock of various entities.  Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost.  At their discretion, these entities may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances less unearned income, net deferred fees and costs on originated loans, and the allowance for loan losses.  Interest income is accrued on the outstanding principal balance.  Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment to the related loan yield over the life of the loan using the interest method except for loans which provide no scheduled payment terms or revolving lines of credit, which are recognized on the straight-line method.

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

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due.  Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For impaired loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for other qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.  An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations.  Goodwill is required to be tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company performed its annual test of impairment in the fourth quarter and determined that there was full impairment of the recorded goodwill.  Therefore, the $5,984,604 carrying value of goodwill was charged to earnings during 2009.

There were no changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007.

Foreclosed Assets

Foreclosed assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs.  Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent write-downs to the value are expensed.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes).  On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than- not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Accordingly, a valuation allowance has been established in the amount of $11,403,899 against such benefits at December 31, 2009, compared to $267,960 at December 31, 2008.

Stock Based Compensation Plans

Stock compensation accounting guidance (FASB ASC 718, Compensation - Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards and stock grants.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred.

Reclassification

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Fair Value of Financial Instruments

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 25.  Fair value estimates involve uncertainties and matters of significant judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

Recent Accounting Standards

Effective July 1, 2009, the Company adopted a new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles).  This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to FASB ASC.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.  This guidance is effective for the Company as of December 31, 2009.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10).  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company adopted accounting guidance related to fair value measurements and disclosures (FASB ASC 820, Fair Value Measurements and Disclosures).  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The effect of adoption was not material.

FASB issued ASU 2009-05 (FASB ASC 820) which describes the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data.  If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the accounting guidance in FASB ASC for fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurements and disclosures.  When measuring the fair value of liabilities, this guidance reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurements.  In addition, this guidance clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities.  This guidance is effective for the Company as of December 31, 2009 with adoption applied prospectively.

In addition, the following accounting pronouncements were issued by FASB, but are not yet effective:

FASB issued accounting guidance (FASB Statement No. 166) which modifies certain guidance contained in the Transfers and Servicing topic of FASB ASC (FASB ASC 860).  This standard eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets, and requires additional disclosures.  This guidance is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on or after the effective date.

NOTE 2.      REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, LIQUIDITY AND MANAGEMENT’S PLANS

Regulatory Oversight

The Company and the Bank are currently operating under heightened regulatory scrutiny and have entered into a Written Agreement with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance on July 14, 2009. The Written Agreement places certain requirements and restrictions on the Bank.  Under the terms of the Written Agreement, the Bank is required to prepare and submit written plans and reports to the regulators that address strengthening the Bank’s credit risk management practices, improving loan underwriting and loan administration, improving asset quality, including improving the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.  The Company submitted the requested plans to the regulators for their review on August 26, 2009.  The Company may supplement these plans and reports in the future in response to comments and requests from our regulators.  While the Written Agreement remains in place, the Company may not pay dividends and may not increase debt or redeem any shares of our stock without the prior written consent of the regulators.

Since the Bank entered into the Written Agreement, it has aggressively taken steps to address the components of the Written Agreement.  The Bank has taken an active role in working with the Federal Reserve and the Georgia Department to improve its financial condition and are addressing the items included in the Written Agreement on a continuing basis, including establishing new commercial real estate loan concentration limits, new policies on the use of interest reserves, and comprehensive underwriting criteria for commercial credit analysis.  The Bank has also developed plans to strengthen its problem asset management function and to reduce the level of problem assets on its balance sheet over a period of time.  The Bank is in ongoing dialogue with its regulators to remain in compliance with the terms of the Written Agreement.  Failure to adequately address the Written Agreement may result in actions by the banking regulators including, the eventual appointment of a receiver or conservator of the Bank’s assets.

Capital Adequacy

As of December 31, 2009, the Bank was considered “adequately capitalized,” not “well capitalized,” under regulatory guidelines.  Management is pursuing a number of strategic alternatives to improve the capital ratios of the Bank and to reduce the level of classified assets.   Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.      REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, LIQUIDITY AND MANAGEMENT’S PLANS (Continued)

Operating Losses

The Company incurred a net loss of $51.2 million for the year ended December 31, 2009. This loss was largely the result of increases in non-performing assets, which caused the Company to record increased provisions for loan losses, carrying costs on foreclosed properties and losses on the sale of foreclosed properties, and other non-recurring accounting adjustments.  Carrying costs on foreclosed assets are expected to remain elevated during 2010 as the Company works towards liquidation of these non-performing assets.  Margin compression also contributed to the net loss for 2009. In addition, during the fourth quarter of 2009, the Company recorded a $6.0 million goodwill impairment charge and a deferred tax valuation allowance of $11.1 million.

Liquidity

The Bank’s primary sources of liquidity are provided by its deposits, the scheduled repayments on its loans, and interest and maturities of its investments. Cash and due from banks and federal funds sold can also be utilized to meet liquidity needs. At December 31, 2009, the Bank had approximately $142.7 million, or approximately 12% of its total assets, in cash balances on account at the Federal Reserve.  All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income.  If necessary, the Bank has the ability to sell a portion of its unpledged investment securities to manage its interest rate sensitivity or liquidity. Unpledged securities totaled $20.2 million at December 31, 2009.  Since the Bank is not considered “well capitalized” as of December 31, 2009, it is unable to accept, rollover, or renew any brokered deposits without prior regulatory approval. Approximately $53.3 million of the Bank’s existing brokered deposits are scheduled to mature in 2010.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations through December 31, 2010.

NOTE 3.      RESTRICTIONS ON CASH AND BALANCES DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with correspondent banks and the Federal Reserve Bank of Atlanta, based on a percentage of deposits.  The total of those reserve balances was approximately $16,579,000 and $6,992,000 at December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.      INVESTMENT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$30,452,647	$262,292	$(247,182)	$30,467,757
State and municipal securities	9,997,494	117,577	(393,701)	9,721,370
Corporate	4,027,832	-	(198,492)	3,829,340
Mortgage-backed
GSE residential	65,585,084	1,379,928	(217,795)	66,747,217
Private-label residential	606,719	-	(5,271)	601,448
Private-label commercial	176,449	-	(2,468)	173,981
Total securities available for sale	$110,846,225	$1,759,797	$(1,064,909)	$111,541,113

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$34,425,092	$878,996	$(947)	$35,303,141
State and municipal securities	31,591,669	151,276	(1,381,782)	30,361,163
Corporate	7,456,382	69,975	(561,857)	6,964,500
Mortgage-backed
GSE residential	99,167,402	3,196,157	(1,678)	102,361,881
Private-label residential	800,188	-	(80,184)	720,004
Private-label commercial	338,951	-	(7,384)	331,567
Total debt securities	173,779,684	4,296,404	(2,033,832)	176,042,256
Marketable equity securities	568,894	2,261	-	571,155
Total securities available for sale	$174,348,578	$4,298,665	$(2,033,832)	$176,613,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                      INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities as of December 31, 2009, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Equity securities have a perpetual life and no stated maturity; therefore, these securities and the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due from one to five years	1,000,000	856,840
Due from five to ten years	15,748,842	15,850,669
Due after ten years	27,729,131	27,310,959
Mortgage-backed securities	66,368,252	67,522,645
	$110,846,225	$111,541,113

Securities with a carrying value of $91,299,710 and $109,607,145 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

Gains and losses on sales and calls of investment securities for the years ended December 31, 2009, 2008 and 2007 consist of the following:

	2009	2008	2007
Gross gains on securities transactions	$2,826,772	$338,853	$434,217
Gross losses on securities transactions	(770,987)	(113,685)	(121,229)
Net realized gain on securities transactions	$2,055,785	$225,168	$312,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.       INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the entity’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Available for Sale Securities
December 31, 2009:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$247,182	$16,526,513	$-	$-	$247,182
State and municipal securities	8,504	584,492	385,197	4,917,796	393,701
Corporate	143,160	856,840	55,332	972,500	198,492
Mortgage-backed
GSE residential	217,795	15,005,641	-	-	217,795
Private-label residential	-	-	5,271	601,448	5,271
Private-label commercial	-	-	2,468	173,981	2,468
Total securities available for sale	$616,641	$32,973,486	$448,268	$6,665,725	$1,064,909

Available for Sale Securities
December 31, 2008:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$947	$3,019,053	$-	$-	$947
State and municipal securities	1,298,823	18,905,887	82,959	875,407	1,381,782
Corporate	534,776	2,491,548	27,081	470,462	561,857
Mortgage-backed
GSE residential	825	1,844,464	853	886,992	1,678
Private-label residential	-	-	80,184	720,005	80,184
Private-label commercial	7,384	331,567	-	-	7,384
Total securities available for sale	$1,842,755	$26,592,519	$191,077	$2,952,866	$2,033,832
Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market conditions warrant such evaluation.

At December 31, 2009 there are two private-label mortgage-backed securities, 11 municipal securities (other) and one corporate debt security in the investment portfolio that have been in a continuous unrealized loss position for twelve months or longer.

Private-label mortgage-backed securities.  The unrealized losses for twelve months or longer associated with two private residential mortgage-backed securities are primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates.  We assess for credit impairment using a cash flow model.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                      INVESTMENT SECURITIES (Continued)

Corporate bonds.  The unrealized losses for twelve months or longer on investment in one corporate bond relates to an investment in a company within the financial services sector.  The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts.  The contractual terms of those investments do not permit the Company to settle the security at a price less than the par value of the investments.  The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

State and municipal securities.  The unrealized losses for twelve months or longer relates to 11 municipal securities.  The unrealized losses are primarily caused by securities no longer being insured and/or ratings being withdrawn given the current economic environment.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

NOTE 5.       RESTRICTED EQUITY SECURITIES

Restricted equity securities consists of the following:

	December 31,
	2009	2008
Federal Reserve Bank stock	$2,182,500	$1,800,000
Federal Home Loan Bank stock	7,277,100	7,099,100
Silverton Financial Services, Inc.	-	260,804
	$9,459,600	$9,159,904

NOTE 6.       LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio as of December 31, 2009 and 2008 follows.

	2009	2008
Commercial and financial	$84,770,651	$87,529,469
Agricultural	40,214,621	48,646,715
Real estate – construction	204,662,668	315,786,248
Real estate – commercial	275,927,260	276,644,846
Real estate – residential	174,879,077	196,306,153
Installment loans to individuals and others	24,854,249	31,616,134
Overdrafts	94,835	467,958
	805,403,361	956,997,523
Deferred loan fees and unearned interest, net	(89,674)	(310,132)
	805,313,687	956,687,391
Allowance for loan losses	(29,314,145)	(19,373,625)
	$775,999,542	$937,313,766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.                      LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 follows.

	2009	2008	2007
Balance, beginning of year	$19,373,625	$12,905,938	$11,006,097
Provision charged to operations	51,187,987	18,050,000	2,400,000
Loans charged-off	(41,748,277)	(12,127,445)	(868,201)
Recoveries	500,810	545,132	368,042
Balance, end of year	$29,314,145	$19,373,625	$12,905,938

A summary of information pertaining to impaired loans as of December 31, 2009 and 2008 follows.

	2009	2008
Loans accounted for on a nonaccrual basis	$92,271,684	$54,902,747
Troubled debt restructurings not included above	881,189	311,051
Loans past due 90 days or more and still accruing	14,987	206,442
Total impaired loans	$93,167,860	$55,420,240
Valuation allowance related to impaired loans	$12,444,230	$4,075,879

Additional information on impaired loans for the years ended December 31, 2009, 2008 and 2007 follows.

	2009	2008	2007
Average recorded investment in impaired loans	$68,180,885	$38,784,878	$4,883,934
Approximate amount of interest income that would have been recorded if the impaired loans had remained current and on an accrual status	$5,950,857	$3,592,700	$753,000
Interest income recognized on a cash basis on impaired loans	$104,166	$64,785	$33,658

In the ordinary course of business, the Company has granted loans to certain related parties, including executive officers, directors and their affiliates.  The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan.  Changes in related party loans for the year ended December 31, 2009 follows.

Balance, beginning of year	$37,948,775
Advances	21,348,906
Repayments	(30,557,864)
Transactions due to changes in related parties	(13,116,069)
Balance, end of year	$15,623,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2009 and 2008 follows.

	2009	2008
Land	$6,201,540	$6,201,540
Buildings and improvements	18,008,918	18,075,242
Furniture, fixtures and equipment	10,525,694	10,656,603
	34,736,152	34,933,385
Less accumulated depreciation	(16,126,680)	(14,949,097)
	$18,609,472	$19,984,288

Depreciation expense amounted to $1,435,557, $1,419,799 and $1,701,263, for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company leases office space at six locations.  One location is leased on a month-to-month basis.  The other locations are under agreements with minimum contractual obligations as of December 31, 2009 follows.

Year	Amount
2010	345,319
2011	324,831
2012	196,408
2013	182,608
2014	48,000
Later	-
$1,097,166

The Company also has commitments on various short-term operating leases for equipment.  Total lease expense amounted to $665,340, $756,038 and $611,836 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEPOSITS

A summary of interest-bearing deposits as of December 31, 2009 and 2008 follows.

	2009	2008
Interest-bearing demand	$214,580,696	$219,167,480
Savings	35,651,658	32,954,566
Time, $100,000 and over	379,134,206	361,431,146
Other time	315,390,411	419,035,729
	$944,756,971	$1,032,588,921

The Company had $133,012,000 and $206,603,000 in brokered deposits included in time deposits $100,000 and over as of December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the Company had $28,354,787 and $13,653,243 of retail deposits placed in the CDARS program included in the time deposits $100,000 and over, respectively.  At December 31, 2009 and 2008, the Company had $1,177,074 and $33,037,038 of retail deposits placed in the CDARS program included in the other time category, respectively.

Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 follows.

	2009	2008	2007
Interest-bearing demand	$1,190,085	$5,238,099	$11,049,142
Savings	89,241	203,947	563,840
Time, $100,000 and over	12,705,483	11,857,118	10,064,962
Other time	12,308,843	14,015,258	15,209,655
	$26,293,652	$31,314,422	$36,887,599

The scheduled maturities of time deposits at December 31, 2009 follow.

Year	Amount
2010	$458,611,806
2011	134,379,764
2012	57,338,372
2013	30,898,111
2014	13,229,839
Later	66,725
$694,524,617

NOTE 9.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day to 90 days from the transaction date.  Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a weekly basis.  Securities sold under repurchase agreements at December 31, 2009 and 2008 were $10,011,024 and $8,954,253, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    ADVANCES FROM THE FEDERAL HOME LOAN BANK

Listed below is a summary of the advances from the Federal Home Loan Bank of Atlanta (the “FHLB”) as of December 31, 2009 and 2008.

	2009	2008
Adjustable rate advances due at various dates through December 18, 2014 with a weighted-average rate of 3.06% at December 31, 2009	$15,000,000	$3,941,580
Fixed rate advances due at various dates through February 26, 2024 with a weighted-average rate of 4.23% at December 31, 2009	24,139,501	39,762,337
Convertible advances due at various dates through May 19, 2015 with a weighted-average rate of 3.97% at December 31, 2009	51,000,000	66,000,000
	$90,139,501	$109,703,917

The Bank has provided a blanket lien on its portfolio of qualifying residential and commercial real estate mortgage loans and has pledged an additional $51,324,485 in investment securities as collateral on the advances from the FHLB.

Contractual maturities of the advances from the FHLB at December 31, 2009 follow.  Actual maturities may differ from contractual maturities because of the conversion option of the convertible advances.

Year	Amount
2010	$5,657,456
2011	15,263,803
2012	25,481,174
2013	13,704,982
2014	10,665,812
Later	19,366,274
$90,139,501

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   GUARANTEED PREFERRED BENEFICIAL INTERESTS IN DEBENTURES

On October 5, 2006, PAB Bankshares Capital Trust II (“PAB Trust II”) issued $10 million of Floating Rate Capital Securities (“trust preferred securities”).  The Company formed PAB Trust II, a statutory business trust created under the laws of the State of Delaware, for the sole purpose of issuing the trust preferred securities and investing the proceeds in Floating Rate Junior Subordinated Debentures (the “Debentures”) issued by the Company.  The interest rates on both the trust preferred securities and the Debentures are reset quarterly at the three-month London Interbank Offered Rate (“LIBOR”) plus 1.63% (currently 1.88%).  The Company entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PAB Trust II’s obligations under the trust preferred securities.  PAB Trust II’s sole asset is the Debentures issued by the Company.  The Debentures will mature on December 31, 2036, but are callable at par by the Company in whole or in part anytime after December 31, 2011.  The proceeds from the issuance of these trust preferred securities qualify as Tier 1 capital under the risk-based capital guidelines established by the Federal Reserve.

As discussed in Note 1, the Company adopted FASB Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities, during the first quarter of 2004.  This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation.  The Company determined that the revised provisions required deconsolidation of PAB Trust II.  The Company recorded $310,000 in other assets in the consolidated balance sheet at December 31, 2009 and 2008, respectively, for common capital securities issued by the issuer trusts.

On September 4, 2009, the Company began exercising its right to defer quarterly interest payments for its Debentures.  We have provided notice of our deferral of the two interest payments from September 30, 2009 to December 31, 2009.  We expect to defer the interest payments into the foreseeable future.  Under the terms of the agreements, the Company can defer the payment of interest for a period of up to twenty (20) consecutive quarterly interest payment periods. During this period of deferral, the Company is precluded from repurchasing shares of common stock and from paying dividends on outstanding common stock.  We will continue to accrue for the interest payable after the deferral period in our consolidated statement of income(loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.   INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 follow.

	2009	2008	2007
Current	$(15,591,672)	$(882,879)	$6,325,504
Deferred tax valuation allowance	(3,287,991)	(2,671,456)	(644,268)
Change in valuation allowance	11,135,938	-	-
	$(7,743,725)	$(3,554,335)	$5,681,236

The Company's income tax expense (benefit) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences for the years ended December 31, 2009, 2008 and 2007 follows.

	2009	2008	2007
Tax (benefit) at statutory rate	$(20,031,347)	$(3,218,304)	$5,763,433
Increase (decrease) resulting from:
Deferred tax valuation allowance	11,208,869	-	-
Goodwill impairment	2,034,765	-	-
Tax exempt income, net	(402,519)	(543,628)	(512,746)
Other items, net	(553,493)	207,597	430,549
Income tax expense (benefit)	$(7,743,725)	$(3,554,335)	$5,681,236

The components of deferred income taxes at December 31, 2009 and 2008 follow.

	2009	2008
Deferred tax assets (liabilities):
Accrued severance payable	$12,155	$36,425
Allowance for loan losses	9,966,809	6,587,033
Deferred compensation	662,306	609,929
Deferred loan origination cost	(454,593)	(505,136)
Deferred loan origination fees	483,024	599,691
Other real estate owned	582,680	262,062
Impaired loan interest	317,132	454,508
Accrued lease payable	47,379	255,239
Excess charitable contributions	54,571	29,558
Other assets	7,977	9,657
Premises and equipment	(712,558)	(602,306)
Nonqualified stock options	169,056	111,288
State NOL carryforward	340,891	267,960
Deferred tax valuation allowance	(11,476,829)	(267,960)
Unrealized gain on cash flow hedge derivative instrument	(137,777)	(1,131,607)
Unrealized gain on securities available for sale	(236,262)	(770,210)
Net deferred tax assets (liabilities)	$(374,039)	$5,946,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    INCOME TAXES (Continued)

The Company has invested in affordable housing projects to receive State of Georgia low income housing tax credits to help reduce state income tax expense.  The investment in these projects totaled $1,973,283 and $2,302,919 at December 31, 2009 and 2008, respectively.  The projected availability of the unused credits follows:

Year of projected availability:	Amount

2010	$797,521
2011	797,521
2012	797,521
2013	797,521
2014	769,318
Later	823,629
Total	$4,783,031

NOTE 13.     EMPLOYEE BENEFIT PLANS

The Company provides an employee 401(k) plan for qualified employees.  The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation.  The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors.  The Company did not accrue a discretionary profit sharing contribution for 2009 and 2008.  Approximately 3.0% of the participants’ eligible compensation was accrued as the discretionary profit sharing contributions for 2007.  The employer contributions are on a five-year vesting schedule.  All full-time and part-time employees are eligible to participate in the plan provided they have met the eligibility requirements. Generally, a participant must have completed one month of employment to become eligible, with employer contributions beginning after six months of employment.  Aggregate expense under the plan charged to salaries and employee benefits expense during 2009, 2008 and 2007 amounted to $268,211, $440,288 and $862,419, respectively.

NOTE 14.    DEFERRED COMPENSATION AND RETIREMENT PLANS

Under separate deferred compensation agreements executed in prior years with certain officers, deferred compensation is to be payable over a fifteen-year period beginning at the earlier of age 65, death, or disability of each officer.  Annual accruals were made based on actuarial assumptions for the present value of the future obligations.  In 2001, the Board of Directors elected to terminate these plans.  At that time, the Company recorded an expense and an accrual of approximately $898,000 for the net present value of the liability covering two executive officers that were retiring at the end of 2001.  The total accrued liability for these deferred compensation plans was $1,947,960 and $1,793,908 at December 31, 2009 and 2008, respectively.  On an annual basis, the Company re-evaluates the net present value of these future obligations and records an additional expense (benefit) to account for the accrual.  Changes in interest rates affect the computation of net present value of these obligations.  The expense (benefit) for these deferred compensation plans charged to salaries and employee benefits expense were $319,139, ($70,817) and $99,457 during 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    OTHER INCOME AND EXPENSES

Other fee income for the years ended December 31, 2009, 2008 and 2007 follows.

	2009	2008	2007
Mortgage origination fees	$781,338	$709,489	$404,749
Brokerage commissions and fees	11,085	17,199	13,487
ATM and debit card fee income	843,620	737,368	642,685
Insurance premiums	11,622	28,405	29,215
Other fee income	302,741	179,227	192,031
Total other fee income	$1,950,406	$1,671,688	$1,282,167

Other noninterest income for the years ended December 31, 2009, 2008 and 2007 follows.

	2009	2008	2007
Earnings on bank-owned life insurance	$572,082	$421,264	$406,419
Check order revenue	181,739	200,538	217,778
Other noninterest income	260,267	54,567	74,512
Total other noninterest income	$1,014,088	$676,369	$698,709

Other noninterest expense for the years ended December 31, 2009, 2008 and 2007 follows.

	2009	2008	2007
Advertising and business development	$396,360	$581,694	$625,765
Supplies and printing	359,699	390,273	463,113
Telephone and internet charges	651,284	777,049	634,445
Postage and courier	545,284	572,640	644,774
Legal and accounting fees	999,599	463,040	559,417
Director fees and expenses	547,078	625,236	398,078
Service charges and fees	436,271	594,930	621,923
Other noninterest expenses	2,879,718	1,872,168	2,100,542
Total other noninterest expense	$6,815,293	$5,877,030	$6,048,057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.            EARNINGS PER COMMON SHARE

The components used to calculate basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 follows.

	2009	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(51,172,000)	$(5,911,265)	$10,785,715

Weighted average common shares outstanding	10,708,466	9,335,376	9,602,535

Earnings (loss) per common share	$(4.78)	$(0.63)	$1.12

Diluted earnings (loss) per share:
Net income (loss)	$(51,172,000)	$(5,911,265)	$10,785,715

Weighted average common shares outstanding	10,708,466	9,335,376	9,602,535
Effect of dilutive stock options	-	-	141,528
Weighted average diluted common shares outstanding	10,708,466	9,335,376	9,744,063

Earnings (loss) per common share	$(4.78)	$(0.63)	$1.11

For the years ended December 31, 2009, 2008 and 2007, warrants and options to purchase 1,824,176, 621,961 and 184,404, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 17.            EMPLOYEE AND DIRECTOR STOCK PURCHASE PROGRAM

On July 1, 2002, the Board of Directors established an Employee and Director Stock Purchase Program to enable the Company and its participating subsidiaries to provide to their respective employees and directors a convenient means of purchasing for long term investment, and not for short term speculative gain, common stock of the Company and thereby promote interest in the Company’s continuing success, growth and development.  The program allows for an employee or director to purchase up to a maximum of $2,000 a year of the Company’s stock with the Company matching 50% of the participant’s purchase.  In order to be eligible, an employee must be full-time and have worked a full month.   During the years ended December 31, 2009, 2008 and 2007, the Company recorded $101,963, $134,671 and $144,329, respectively, of expense associated with this program.  The number of shares in the program at December 31, 2009 and 2008 was 214,151 and 134,810, respectively.

NOTE 18.            DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN

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

NOTE 19.            STOCK PLANS AND STOCK-BASED COMPENSATION

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

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At December 31, 2009, there were 42,483 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan, the Board of Directors can grant up to 600,000 stock options to directors, employees, consultants and advisors of the Company.  On February 28, 2006, the Company’s Board of Directors adopted an amendment to the 1999 Stock Option Plan to increase the maximum aggregate number of shares of common stock for which options may be granted from 600,000 shares to 1,400,000 shares and to extend the term of the Plan for ten years from the date of the adoption of these amendments.  This amendment was subsequently approved at the Company’s annual meeting of shareholders on May 23, 2006.  At December 31, 2009, there were 403,283 stock options available for grant and there were 870,080 options outstanding that were granted under the 1999 Stock Option Plan.

At December 31, 2009, there was approximately $907,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.04 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.            STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A summary of the status of the two fixed plans at December 31, 2009, 2008 and 2007 and changes during the years ended on those dates follows.

	2009		2008		2007
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
Under option, beginning of year	699,218	$13.83	708,641	$14.20	672,474	$13.58
Granted	419,300	2.81	61,381	11.55	110,670	16.17
Exercised	-	-	(3,586)	10.03	(63,997)	10.80
Forfeited	(41,660)	14.78	(56,304)	15.91	(10,506)	16.22
Expired	(164,295)	14.99	(10,914)	15.37	-	-
Under option, end of year	912,563	$8.52	699,218	$13.83	708,641	$14.20

Exercisable at end of year	387,395	$12.51	482,491	$12.95	436,097	$12.51

Weighted-average fair value per option of options granted during year		$1.69		$2.46		$4.55
Total grant-date fair value of options vested during the year		$284,000		$300,000		$433,000
Total intrinsic value of options exercised during the year		$-		$8,500		$468,000

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year ended	Year ended
	December 31, 2009	December 31, 2008
Stock options vested and expected to vest:
Number	885,321	673,120
Weighted average exercise price	$8.58	$13.76
Aggregate intrinsic value	$28,000	$-
Weighted average contractual term of options	5.66 years	4.69 years

Stock options vested and currently exercisable:
Number	387,395	482,491
Weighted average exercise price	$12.51	$12.95
Aggregate intrinsic value	$-	$-
Weighted average contractual term of options	3.62 years	3.36 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.    STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A further summary of the options outstanding at December 31, 2009 follows.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Contractual Life in Years	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$ .00 - 2.26	128,100	6.87	$1.98	-	$-
2.27 - 4.53	265,200	7.23	3.00	-	-
4.54 - 6.80	24,000	9.00	4.90	4,000	4.90
6.81 - 9.06	72,823	3.21	7.76	67,687	7.70
9.07 - 11.33	115,575	1.52	9.92	115,575	9.92
11.34 - 13.60	137,037	5.35	13.04	82,835	13.02
13.61 - 15.87	56,100	4.81	14.22	48,144	14.29
15.88 - 18.13	1,529	5.93	17.51	1,223	17.51
18.14 - 20.40	26,520	6.01	18.14	19,176	18.14
20.41 - 22.67	85,679	6.99	21.01	48,755	20.93
	912,563	5.69	$8.52	387,395	$12.51

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

	2009	2008	2007

Risk-free interest rate	2.02% - 2.98%	2.77% - 4.03%	4.39% - 4.68%
Expected life of the options	7 - 10 years	7 - 10 years	7 - 10 years
Expected dividends (as a percent of the fair value of the stock)	0.00%	0.00% - 4.66%	2.63% - 3.50%
Weighted average expected dividends (as a percent of the fair value of the stock)	0.00%	4.12%	3.20%
Expected volatility	34.02% - 62.18%	25.83% - 32.53%	26.62% - 31.62%
Weighted-average expected volatility	54.12%	28.96%	28.23%

NOTE 20.    STOCK WARRANTS

On September 9, 2009, the Company announced that it completed a private placement of approximately $13,412,000 of additional capital that will be used to support the operations of the Company’s wholly owned banking subsidiary. The private placement included $8,305,000 of the Company’s “Series A Contingent Convertible Perpetual Non-cumulative Preferred Stock,” no par value share (the “Series A Preferred Stock”) that had been held in escrow since March 5, 2009, along with an additional $5,107,000 of the Company’s “Series B Contingent Convertible Perpetual Non-cumulative Preferred Stock”, no par value per share (the “Series B Preferred Stock”). The Series A Preferred Stock and the Series B Preferred Stock was converted into shares of the Company’s no par value per share common stock (the “Common Stock”), and the holders received warrants to purchase shares of Common Stock equal to 30% of the aggregate value of the Series B Preferred Stock. At December 31, 2009, there were 1,072,960 warrants outstanding with an exercise price of $3.75.

NOTE 21.    STOCK REPURCHASE PLAN

In May 2007, the Company’s Board of Directors renewed its annual plan to repurchase up to 300,000 shares of the Company’s common stock over the next twelve-month period.  In December 2007, the Company’s Board of Directors approved an additional plan to repurchase up to 200,000 shares of the Company’s common stock over the next twelve-month period.  During 2008, the Company acquired and canceled 86,065 shares of common stock, for an annual cost of $1,162,521.  The Company did not acquire and cancel any shares of common stock during 2009.  No shares remained available under the plans for repurchase at December 31, 2009, as the plan expired in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.  DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2009 and December 31, 2008.

	Asset Derivatives				Liability Derivatives
	As of December 31, 2009		As of December 31, 2008		As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under FASB ASC 815:

Interest Rate Products	Other Assets	$-	Other Assets	$3,992,797	Other Liabilities	$-	Other Liabilities	$-

Total derivatives designated as hedging instruments under FASB ASC 815		$-		$3,992,797		$-		$-

Derivatives not designated as hedging instruments under FASB ASC 815:

Interest Rate Products	Other Assets	$13,757	Other Assets	$-	Other Liabilities	$-	Other Liabilities	$-

Total derivatives not designated as hedging instruments under FASB ASC 815		$13,757		$-		$-		$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

During 2009, such derivatives were used to hedge the variable cash outflows and inflows associated with the Company’s floating rate deposit accounts and prime based floating rate loans. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portions of the change in fair value of the derivatives are recognized directly in earnings as a component of other non-interest income/expense.  As of December 31, 2009, the Company had one outstanding interest rate cap with a notional amount of $25 million that had failed to qualify for hedge accounting due to a mismatch between the cap notional and the aggregate principal amount of floating rate deposit accounts.  The interest rate cap failed to qualify for hedge accounting as of September 30, 2009 and accordingly all changes in value subsequent to June 30, 2009 were recognized directly in earnings.  During 2009 the company also had interest rate floors and collars associated with existing pools of prime-based floating-rate loans.  One of the Company’s interest rate collars failed to qualify for hedge accounting as of March 31, 2009 due to a mismatch between the collar notional and the aggregate principal amount of the designated loan pools.  All changes in value subsequent to December 31, 2009 were recognized directly in earnings through the date of termination.  Refer to amounts disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments under FASB ASC 815” throughout this footnote for information regarding changes in value for derivatives which failed to qualify in hedging relationships.  During the twelve months ended December 31, 2009 the Company recognized a loss of $22,076, for hedge ineffectiveness.  No gain or loss was recognized for ineffectiveness during 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $390,352 will be reclassified as an increase to interest income and $55,631 will be reclassified as an increase to interest expense.  During the twelve months ended December 31, 2009 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions related to the Company’s interest rate cap and two interest rate collar’s becoming probable not to occur.  The accelerated amount for the twelve months ended December 31, 2009 was a gain of $1,144,244.

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the twelve months ended December 31, 2009 and 2008.

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Twelve Months Ended				Twelve Months Ended			Twelve Months Ended
	December 31,				December 31,			December 31,
	2009		2008		2009	2008		2009	2008

Interest Rate Products	$	(57,246)	$3,968,851	Interest Income	$1,604,128	$1,649,984	Other Income	$(22,076)	$16,011
				Other Income	$1,144,244
Total		$(57,246)	$3,968,851		$2,748,372	$1,649,984		$(22,076)	$16,011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of FASB ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  As of December 31, 2009 the Company had one outstanding derivative, a $25 million dollar notional cap, which failed to qualify for hedge accounting as of September 30, 2009 due to a mismatch between the cap notional and the money market account balances being hedged.  Subsequently, the changes in fair value of the cap from June 30, 2009 through December 31, 2009 were recognized directly in earnings which resulted in a loss for the period of $15,074.

During the quarter ended June 30, 2009 the Company terminated a $25 million notional collar that failed to qualify for hedge accounting; accordingly, the changes in fair value of the collar during the six months ended June 30, 2009 of $137,150 has been recognized directly in earnings as a loss.

Effect of Derivative Instruments on the Income Statement (Continued)

Derivatives Not Designated as Hedging Instruments Under FASB ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Twelve Months Ended December 31,
		2009	2008

Interest Rate Products	Other Income / Expense	$(152,224)	$-

Total		$(152,224)	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.    COMMITMENTS AND CONTINGENT LIABILITIES

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.  A summary of the Bank's commitments as of December 31, 2009 and 2008 follows.

	2009	2008
Commitments to extend credit	$89,064,000	$147,187,000
Standby letters of credit	$3,682,000	$4,134,000

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

NOTE 24.    CONCENTRATIONS OF CREDIT

The Bank originates commercial, agricultural, residential and consumer loans to customers primarily in markets served by the Bank.  The ability of the majority of the Bank's customers to honor their contractual obligations is dependent on the local economies in the geographical areas served by the Bank.  The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital net of intangible assets, or approximately $15,488,000.

As of December 31, 2009, approximately 86% of the Bank's loan portfolio is concentrated in loans secured by real estate.  A substantial portion of these loans are in the Bank's primary market areas.  In addition, the Bank’s foreclosed assets are located in those same markets.  Accordingly, the ultimate collectability of the Bank's loan portfolio and the recovery of the carrying amount of foreclosed assets are susceptible to changes in market conditions in the Bank's market areas.  As of December 31, 2009, $283,074,000 or 35% of the Bank’s loan portfolio is in interest only loans.  The other significant concentrations of credit by type of loan are set forth in Note 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.    REGULATORY MATTERS

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as such terms are defined in the regulations.

As of December 31, 2009, the most recent regulatory notification categorized the Bank as “adequately capitalized” under the regulatory framework for prompt corrective action. Failure to meet capital guidelines for “adequately capitalized” status could subject the Bank to a variety of enforcement remedies from its regulators.

Failure to adequately address the regulatory concerns may result in actions by the banking regulators including, but not limited to, additional requirements for maintaining sufficient capital under the Written Agreement described more fully in Note 2. Ongoing failure to adequately address regulatory concerns could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets.

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2009, under the terms of the Written Agreement the Company and the Bank may not pay dividends without prior written consent of the regulators.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.   REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.  All dollar amounts have been rounded to the nearest thousand.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2009:
Total Capital to Risk Weighted Assets:
Consolidated	$71,080,000	8.1%	$70,357,000	8.0%	- N/A -
Bank	$72,562,000	8.3%	$70,300,000	8.0%	$87,875,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$59,861,000	6.8%	$35,179,000	4.0%	- N/A -
Bank	$61,351,000	7.0%	$35,150,000	4.0%	$52,725,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$59,861,000	4.7%	$50,600,000	4.0%	- N/A -
Bank	$61,351,000	4.9%	$50,541,000	4.0%	$63,176,000	5.0%

As of December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$104,718,000	10.3%	$81,103,000	8.0%	- N/A -
Bank	$104,700,000	10.3%	$81,019,000	8.0%	$101,274,000	10.0%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$91,962,000	9.0%	$40,551,000	4.0%	- N/A -
Bank	$91,957,000	9.0%	$40,510,000	4.0%	$60,764,000	6.0%
Tier 1 Capital to Average Assets:
Consolidated	$91,962,000	7.0%	$52,223,000	4.0%	- N/A -
Bank	$91,957,000	7.0%	$52,181,000	4.0%	$65,226,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26.    FAIR VALUE

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

Fair Value Measurements and Disclosures emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Fair Value Measurements and Disclosure establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

As discussed in Note 21, the Company uses floor and collar derivative contracts to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike price of the collar.  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of Fair Value Measurements and Disclosures, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26.    FAIR VALUE (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2009 and 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009 and 2008.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of December 31, 2009:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment securities available-for-sale	$-	$111,541,113	$-	$111,541,113
Restricted equity securities	-	9,459,600	-	9,459,600
Derivative financial instruments	-	13,757	-	13,757
Total fair value of assets on a recurring basis	$-	$121,014,470	$-	$121,014,470

As of December 31, 2008:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment securities available-for-sale	$571,155	$176,042,256	$-	$176,613,411
Restricted equity securities	-	9,159,904	-	9,159,904
Derivative financial instruments	-	3,992,797	-	3,992,797
Total fair value of assets on a recurring basis	$571,155	$189,194,957	$-	$189,766,112

Assets Measured at Fair Value on a Nonrecurring Basis
The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26.    FAIR VALUE (Continued)

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  During 2009, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $80,723,630 as of December 31, 2009.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as nonrecurring Level 3.

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying value at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Total gains (losses) for the Year Ended
	(Level 1)	(Level 2)	(Level 3)	Total	December 31, 2009

Nonperforming loans	$-	$-	$80,723,630	$80,723,630	$-
Foreclosed assets	-	20,313,388	71,803,735	92,117,123	(5,118,104)
Total fair value of assets on a nonrecurring basis	$-	$20,313,388	$152,527,365	$172,840,753	$(5,118,104)

	Carrying value at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Total gains (losses) for the Year Ended
	(Level 1)	(Level 2)	(Level 3)	Total	December 31, 2008

Impaired loans	$-	$-	$56,444,926	$56,444,926	$-
Foreclosed assets	-	6,251,652	19,017,249	25,268,901	(1,284,931)
Total fair value of assets on a nonrecurring basis	$-	$6,251,652	$75,462,175	$81,713,827	$(1,284,931)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26.    FAIR VALUE (Continued)

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

Investment Securities and Restricted Equity Securities:  The fair value of debt and marketable equity securities is based on available quoted market prices.  The carrying amount of equity securities with no readily determinable fair value approximates fair value.

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

Derivatives:  The carrying amount of derivatives approximates fair value.  The fair value is defined as the amount the Company would receive or pay to terminate the contracts at the reporting date.

Deposits:  The carrying amount of demand deposits and savings deposits approximates fair value.  The fair value of time deposits is estimated based on discounted contractual cash flows using interest rates currently being offered for time deposits of similar maturities.

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Other Borrowings:  The carrying amount of variable rate borrowings, federal funds purchased and securities sold under agreements to repurchase approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.  The fair value of borrowings with convertible features is based on available quoted market values.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26.    FAIR VALUE (Continued)

The carrying amounts and estimated fair value of the Company's financial instruments as of December 31, 2009 and 2008 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$186,478,000	$186,478,000	$137,404,000	$137,404,000
Investment securities	111,541,000	111,541,000	176,613,000	176,613,000
Restricted equity securities	9,460,000	9,460,000	9,160,000	9,160,000
Loans, net	776,000,000	777,400,000	937,314,000	940,533,000
Cash flow hedge derivative instrument	14,000	14,000	3,993,000	3,993,000
Deposits	1,045,215,000	1,057,778,000	1,123,703,000	1,134,568,000
Federal funds purchased and securities sold under agreements to repurchase	10,011,000	10,011,000	8,954,000	8,954,000
Advances from the FHLB	90,140,000	88,829,000	109,704,000	106,847,000
Other borrowings	20,000,000	22,489,000	-	-
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27.   CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
 (PARENT COMPANY ONLY)

The following information presents the condensed financial statements for PAB Bankshares, Inc.

PAB BANKSHARES, INC.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Cash on deposit with subsidiary bank	$203,733	$1,101,389
Investment in subsidiary	62,387,137	101,905,733
Other assets	399,250	775,580
Total assets	$62,990,120	$103,782,702

LIABILITIES AND STOCKHOLDERS' EQUITY
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	$10,310,000	$10,310,000
Other liabilities	2,093,472	1,871,960
Total liabilities	12,403,472	12,181,960

Stockholders' equity	50,586,648	91,600,742

Total liabilities and stockholders' equity	$62,990,120	$103,782,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27.   CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
 (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

Income
Dividends from subsidiaries	$-	$2,450,000	$12,445,000
Interest and dividends on investment securities	7,907	16,234	21,862
Securities transactions, net	-	-	371,606
Other income	66	-	1,040
Total income	7,973	2,466,234	12,839,508

Expenses	1,437,796	1,135,975	1,605,380
Income (loss) before income tax benefit and distributions in excess of earnings of subsidiaries	(1,429,823)	1,330,259	11,234,128
Income tax expense (benefit)	438,776	(302,644)	(388,311)
Income (loss) before distributions in excess of earnings of subsidiaries	(1,868,599)	1,632,903	11,622,439
Distributions in excess of earnings of subsidiaries	(49,303,401)	(7,544,168)	(836,724)
Net income (loss)	$(51,172,000)	$(5,911,265)	$10,785,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27.   CONDENSED FINANCIAL INFORMATION OF PAB BANKSHARES, INC.
 (PARENT COMPANY ONLY) (Continued)

PAB BANKSHARES, INC.
CONDENSED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(51,172,000)	$(5,911,265)	$10,785,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Goodwill impairment	36,697	-	-
Net realized gain on securities transactions	-	-	(371,606)
Distributions in excess of earnings of subsidiaries	49,303,401	7,544,168	836,724
Increase (decrease) in deferred compensation accrual	154,052	(235,904)	(133,699)
Stock-based compensation expense	350,630	310,043	410,851
Net change in other assets and liabilities	407,093	(6,266)	(19,869)
Net cash provided by (used in) operating activities	(920,127)	1,700,776	11,508,116

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in subsidiaries	(12,750,000)	-	-
Redemption of equity securities	-	-	641,551
Net cash provided by (used in) investing activities	(12,750,000)	-	641,551

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(3,532,990)	(5,432,369)
Proceeds from private placement of capital	12,772,471	-	-
Proceeds from the exercise of stock options	-	35,980	691,341
Acquisition of stock under stock repurchase plans	-	(1,162,521)	(5,894,104)
Net cash provided by (used in) financing activities	12,772,471	(4,659,531)	(10,635,132)

Net increase (decrease) in cash	(897,656)	(2,958,755)	1,514,535

Cash at beginning of period	1,101,389	4,060,144	2,545,609

Cash at end of period	$203,733	$1,101,389	$4,060,144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28.    SEGMENT REPORTING

The Company has four reportable segments, the South Georgia market, the North Georgia market, the Florida market and the Treasury segment.  The South Georgia market includes the Company’s locations in Lowndes County, Cook County, Decatur County, Appling County, Bulloch County, Jeff Davis County and Grady County.  The North Georgia market includes the Company’s current and former locations in Henry County, Hall County, Oconee County, Clarke County, Gwinnett County, Cobb County, and Forsyth County.  The Florida market includes the Company’s current and former locations in Marion County, Duval County, and St. Johns County.  The Treasury segment includes the administrative and operational support facilities of the Company, such as accounting, internal audit, credit administration, marketing, information technology, human resources and operations.  All four segments derive revenues from the delivery of financial services, to include commercial loans, mortgage loans, consumer loans and deposit accounts.  The South Georgia, North Georgia and Florida markets are managed as separate business units because of their different geographic areas and the Treasury segment is managed separately because it provides support services to the other Markets.

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

	South Georgia	North Georgia	Florida	Treasury	Total
	(In thousands)
2009
Net interest income (expense)	$15,470	$11,028	$1,881	$(69)	$28,310
Provision for loan losses	14,432	26,273	3,097	7,386	51,188
Noninterest income	3,844	(3,936)	(118)	4,745	4,535
Noninterest expense	10,905	7,264	6,274	16,130	40,573
Income tax expense (benefit)	(2,048)	(8,991)	(2,587)	5,882	(7,744)
Net income (loss)	(3,975)	(17,454)	(5,021)	(24,722)	(51,172)
Total assets	366,362	416,988	87,256	361,339	1,231,945

2008
Net interest income	$18,398	$12,288	$3,633	$447	$34,766
Provision for loan losses	985	12,369	1,855	2,841	18,050
Noninterest income	3,981	(1,191)	(24)	1,637	4,403
Noninterest expense	9,469	6,337	2,270	12,508	30,584
Income tax expense (benefit)	4,055	(2,587)	(175)	(4,846)	(3,554)
Net income (loss)	7,871	(5,022)	(341)	(8,419)	(5,911)
Total assets	406,708	464,949	106,029	372,417	1,350,103

2007
Net interest income	$20,858	$16,035	$4,052	$1,521	$42,466
Provision for loan losses	269	3,145	373	(1,387)	2,400
Noninterest income	3,842	413	162	1,574	5,991
Noninterest expense	9,154	5,692	2,021	12,723	29,590
Income tax expense (benefit)	5,347	2,664	637	(2,967)	5,681
Net income (loss)	9,930	4,947	1,183	(5,274)	10,786
Total assets	388,016	446,516	103,037	261,102	1,198,671

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29.  SUBSEQUENT EVENTS

On January 26, 2010 the shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, no par value per share, from 98,500,000 shares to 300,000,000 shares and of the Company’s preferred stock, no par value per share, from 1,500,000 shares to 10,000,000 shares.  This amendment to the Company’s Amended and Restated Articles of Incorporated was filed on March 8, 2010.

On December 31, 2009, the Company notified its officers and employees assigned to its Forsyth County, Georgia loan production office of its intention to close the loan production office and that their jobs would be eliminated. The Forsyth closing was completed on January 31, 2010. The Company also notified the officer assigned to its St. Augustine, Florida loan production office of its intention to close the loan production office and transfer the officer to another location.  The St. Augustine closing was effective January 31, 2010.  The Company’s Board of Directors approved these closings as part of its plan to reduce assets and strengthen the balance sheet.

On February 23, 2010, the Company entered into a Purchase and Assumption Agreement whereby the Company agreed to sell branches located in Adel, Statesboro, Baxley and Hazlehurst.  The closing of the transaction is subject to regulatory approval and is expected to be completed in the second quarter of 2010.

In February 2010, the Company sold $14.5 million of performing loans to another financial institution.  During the first two months of 2010, the Company also sold $1.4 million of nonperforming assets and received $2.1 million in payments on nonperforming loans.  These reductions are part of the Company’s plan to reduce assets and strengthen the balance sheet.

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

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control Over Financial Reporting appears on page 55.  The Report of Independent Registered Accounting Firm appears on page 58.  These reports are incorporated by reference into this Item 9A.

Changes in Internal Control over Financial Reporting

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009, and have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that has not been reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Company’s Board of Directors are elected by the shareholders.  The directorships of the Company are divided into three classes, with the members of each class generally serving three-year terms.  The Company’s Board of Directors was reduced from 14 to 13 members when Joe P. Singletary retired at the 2009 Annual Meeting.  Effective March 31, 2009, Thompson Kurrie, Jr. was appointed as a director of the Company and the Bank.  On April 7, 2009, M. Burke Welsh, Jr. resigned from the Board of Directors in connection with his retirement as President and Chief Executive Officer of the Company and the Bank.  David K. Williams resigned from the Board of Directors of the Company and the Bank on September 29, 2009 and Walter W. Carroll, II unexpectedly passed away on December 20, 2009.  As a result, there are currently two vacancies on the Board of Directors.  Due to the mandatory retirement age provision in the Company's Articles of Incorporation, F. Ferrell Scruggs, Sr. will retire at the 2010 Annual Shareholder’s Meeting (the “Annual Meeting”) and therefore will not stand for re-election, which will create a third vacancy in the Board.  As a result of these resignations, retirement and death, all three classes of directors are expected to have vacancies.  Under the Company’s Articles of Incorporation and Bylaws, a vacancy in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors then in office.  A director so chosen will hold office until the term of the class of directors which he has been chosen expires.  The Company’s Board of Directors does not presently expect to fill the three vacancies.

Directors with Term Expiring at the 2010 Annual Meeting:
James W. Godbee, Jr.
James B. Lanier, Jr.
Douglas W. McNeill
F. Ferrell Scruggs, Sr.
Directors with Term Expiring at the 2011 Annual Meeting:
R. Bradford Burnette
Michael H. Godwin
Kennith D. McLeod
Paul E. Parker
Directors with Term Expiring at the 2012 Annual Meeting:
James L. Dewar, Jr.
Thompson Kurrie, Jr
John E. Mansfield, Jr.

Set forth below is information about each director with a term of office expiring at the Annual Meeting of Shareholders in 2010, 2011, or 2012.

DIRECTORS
Term Expiring at the 2010 Annual Meeting of Shareholders

JAMES W. GODBEE, JR
Certified Public Accountant
Director since 2008
Age 43

Mr. Godbee is a partner with Henderson & Godbee, LLP, a certified public accounting firm in Valdosta, Georgia.  Prior to becoming a partner in 2000, he worked as a Tax Manager for the firm from 1997 and worked as a Tax Manager for Bearden & Smith, PC, an accounting firm in Atlanta, Georgia from 1992 to 1997.  Mr. Godbee has served as a director of the Company and the Bank since 2008.  He has served as an advisory director of the Bank’s Valdosta Market Advisory Board since 2000, and served as the Chairman of that Advisory Board in 2008.  He also currently serves as a member of the Valdosta Housing Authority Board and the South Georgia Medical Center Foundation Board.  He has served on the Company’s Audit Committee since September 2009 and as a member of the Company’s and the Bank’s Compliance Committee since it was established in July 2009.  Mr. Godbee’s financial expertise, business experience and familiarity with the community are valuable in directing the affairs of the Company.

JAMES B. LANIER, JR.
Consultant Forester
Director since 1998
Age 63

Mr. Lanier is an owner of Lanier-Brookins, Inc., a forestry-consulting firm. Mr. Lanier was a founding director of Eagle Bancorp, Inc., the holding company for Eagle Bank and Trust, of Statesboro, Georgia, from 1990 to 1998, when it was acquired by the Company.  He has served as a director of the Bank since 2001 and as a director of Eagle Bank and Trust from its founding in 1990 until its merger into the Bank in 2002.  Mr. Lanier has served as a member of the Company’s Audit Committee since 2002 and as a member of the Company’s Governance Committee from 2005 until it was dissolved in 2008.  Mr. Lanier’s business experience and familiarity with the community are assets to the Board.

DOUGLAS W. MCNEILL
Real Estate Executive
Director since 2005
Age 67

Mr. McNeill is a director of Case Pomeroy and Company, Inc. and subsidiaries, a private company.  In 2007, he retired as President of Case Pomeroy Properties, a real estate development and investment firm located in Jacksonville Beach, Florida.   Mr. McNeill has been involved in the real estate industry for more than 30 years as a senior level executive directing multi-million dollar developments and investments.  He also serves as a director of the Real Estate Advisory Committee of the Reinhold Corporation and a member of the Investment Committee of the Woodbridge Corporation.  In addition, he is a director of the University of North Florida Foundation and a past director of Leadership Florida and the Florida Chamber of Commerce.  Since 2005, Mr. McNeill has served on the Bank’s Loan Committee, as a member of the Company’s and the Bank’s Executive Committee since its inception in 2008 and the Company’s Compensation Committee since 2005.  Mr. McNeill has served as Vice Chairman of the Company’s Board of Directors since 2007.  Mr. McNeill’s vast business experience and considerable knowledge of the real estate markets are critical to leading the Board through the current economic environment.

F. FERRELL SCRUGGS, SR.
Retired Construction Executive
Director since 1989
Age 70

In 2002, Mr. Scruggs retired as Chairman of the Board of Directors of The Scruggs Company, a road construction company headquartered in Valdosta, Georgia, where he had worked for 37 years.  Mr. Scruggs also served as the Vice President and Secretary of Civiltec, Inc., another road construction company, from 2002 until 2003.  Mr. Scruggs was a director of the Bank from 1989 until 1999 and was reelected as a director in 2001.  He served as Chairman of the Bank’s Loan Committee from 2002 to 2008 and as a member from 2001 to 2008, as Chairman of the Company’s Nominating and Governance Committee from 2004 to 2005 when it was dissolved, as Chairman of the Company’s Nominating Committee from 2005 through September 2009, and the Bank’s and the Company’s Executive Committee from its inception in 2008 through September 2009.  Mr. Scruggs’ experience in construction and his extensive contacts within the communities in which we operate have been invaluable to the Company.

Term Expiring at the 2011 Annual Meeting of Shareholders

R. BRADFORD BURNETTE
Retired Bank Executive
Director since 1982
Age 70

In 2001, Mr. Burnette retired from the Company and the Bank where he had served as President and Chief Executive Officer of the Company since its founding in 1982, as the Chief Executive Officer of the Bank from 1990 to 1997, as President of the Bank from 1983 to 1990, and as Executive Vice President of the Bank from 1968 to 1982.  Mr. Burnette has served as a director of the Bank since 1968.  Mr. Burnette served as Chairman of the Board of Directors of the Company and the Bank from 2000 to 2003.  Mr. Burnette has served as a member of the Bank’s Loan Committee since 2001, as Chairman of the Company’s Governance Committee from 2005 until it was dissolved in 2008, as a member of the Company and Bank’s Executive Committee since its inception in 2008, as an ex-officio member of the Company’s Compensation Committee from 2005 to 2007,  as a voting member of the Company’s Compensation Committee since 2008, a member of the Company’s and the Bank’s Compliance Committee since it was established in July 2009 and as Chairman of the Company’s Nominating Committee since September 2009.  Mr. Burnette is also a director of Nexity Bank and its holding company, Nexity Financial Corporation, a publicly-traded company headquartered in Birmingham, Alabama.  Mr. Burnette served as a director of the Federal Home Loan Bank Atlanta from 2002 to 2007.  Mr. Burnette’s experience and contacts in the banking community are assets to the Board.

MICHAEL H. GODWIN
Real Estate Executive
Director since 2002
Age 51

Mr. Godwin is the President and Chief Executive Officer of Ambling Companies, Inc. and affiliated companies, a real estate development, construction and management company headquartered in Valdosta, Georgia.  Mr. Godwin is a member of the Board of Directors of the National Multi-Housing Council.  Mr. Godwin has served as a director of the Bank since 2000.  Mr. Godwin has served as a member of the Bank’s Loan Committee since 2003, as Chairman of the Company’s Compensation Committee since 2005, as a member of the Company’s Nominating and Governance Committee from 2004 to 2005 when it was dissolved, as a member of the Company’s and the Bank’s Executive Committee since its inception in 2008, and as a member of the Company’s Nominating Committee since 2005.  Mr. Godwin’s extensive experience in real estate related projects provides unique knowledge of the markets in which we operate.

KENNITH D. MCLEOD
Certified Public Accountant
Director since 1999
Age 63

Mr. McLeod is a self-employed certified public accountant in Hazlehurst, Georgia.  Mr. McLeod is also the principal owner and Chief Executive Officer of Hazlehurst Main Street, Inc. and Medallion Investment Group, LLC, both of which are involved in commercial and industrial real estate ownership and management.  He has served as a director of the Bank since 2001, and he served as a director of Baxley Federal Savings Bank from 1985 until its merger into the Bank in 2002.  Mr. McLeod has also served as a member of the Company’s Audit Committee since 2000 and Chairman of the Company’s and the Bank’s Compliance Committee since it was established in July 2009.  Mr. McLeod’s experience brings essential financial acumen to the Board.

PAUL E. PARKER
Bakery Executive
Director since 1998
Age 61

Mr. Parker is a director and the Vice President of Claxton Bakery, Inc.; a family owned wholesale bakery located in Claxton, Georgia, and the Vice President of ADMP Enterprises, Inc., a commercial real estate management company.  Mr. Parker was a founding director of Eagle Bancorp, Inc., the holding company for Eagle Bank and Trust, of Statesboro, Georgia, from 1990 to 1998, when it was acquired by the Company.  He has served as a director of the Bank since 2001 and as a director and Vice Chairman of Eagle Bank and Trust from its founding in 1990 until its merger into the Bank in 2002.  Mr. Parker has served as a member of the Company’s Audit Committee since 1998.  Mr. Parker is also a director of The Claxton Bank and its holding company, Southern Bankshares, Inc., located in Claxton, Georgia.   Mr. Parker’s business experience provides the Board with insight into the challenges facing small business owners in our markets.

Term Expiring at the 2012 Annual Meeting of Shareholders

JAMES L. DEWAR, JR.
Real Estate Developer
Director since 1982
Age 67

Mr. Dewar is Chief Executive Officer of Dewar Properties, Inc. and President of Dewar Realty, Inc. in Valdosta, Georgia where he has been actively involved in various facets of real estate development, construction and management for the past 34 years.  Mr. Dewar has served as Chairman of the Board of Directors of the Company and the Bank since 2003, a member of the Bank’s Loan Committee since 2001, a member of the Company’s Compensation Committee since 2005, and a member of the Company’s and the Bank’s Executive Committee since 2008.  Mr. Dewar served as interim President and Chief Executive Officer of the Company from August 2004 to February 2005.  Mr. Dewar has also served as a director of the Bank since 1969.  Mr. Dewar’s breadth of experience and institutional knowledge of the Company is critical in guiding the Board through the current challenging economic climate.

THOMPSON KURRIE, JR
Attorney
Director since 2009
Age 61

Mr. Kurrie has been a partner with Coleman Talley LLP since 1986, practicing in the areas of corporate, banking, and commercial real estate law. Prior to joining Coleman Talley LLP, Mr. Kurrie was a tax partner with Price Waterhouse Coopers, an Assistant Professor of Accounting and Taxation at Valdosta State University, and the Chief Financial Officer and Treasurer of Griffin Corporation.  Mr. Kurrie received his Bachelor of Business Administration and Juris Doctor degrees from Emory University and his Masters of Business Administration from Georgia State University.  From January 1989 until April 2009, Mr. Kurrie served as general counsel to the Company and the Bank.  He previously served as a member of the Board of Directors of the Company and the Bank from 1989 to January 2003.  In April 2009, Mr. Kurrie was appointed to serve as a Vice Chairman of the Company’s Board of Directors.  Mr. Kurrie has served on the Bank’s Loan Committee since May 2009 and the Company and Bank’s Executive Committee since September 2009.  Mr. Kurrie’s professional experience as a corporate, banking and commercial real estate lawyer provides the Board with legal insight and his strong analytical skills are helpful to the Board’s ability to direct the affairs of a highly regulated company.

JOHN E. MANSFIELD, JR.
Real Estate Investor
Director since 2005
Age 54

Mr. Mansfield is Chief Executive Officer of Indigo Energy Partners, LLC, a wholesale fuel company marketing to 25 states selling gasoline, diesel, ethanol and bio-diesel to public companies and state and local governments. Indigo Energy Partners, LLC is headquartered in Alpharetta, Georgia.  Mr. Mansfield also serves as President of Indigo Land Company, a real estate investment firm located in Alpharetta, Georgia.  Prior to serving in his current capacities, Mr. Mansfield was the managing partner of Onyx-Mansfield Energy from 1998 to 2001; the founder and President of Onyx Petroleum from 1986 to 1998; the Vice President of Mansfield Oil Company from 1978 to 1984, and the President of Kangaroo Convenience Stores from 1981 to 1985, all of which were located in Gainesville, Georgia.  Mr. Mansfield has served on the Board of Directors of the Company and the Bank and as a member of the Bank’s Loan Committee and the Company’s Compensation Committee since 2005.  Mr. Mansfield’s professional experience as a successful entrepreneur provides the Board with business insight and analytical skills that are necessary to direct the Company’s affairs in this difficult environment.

There are no family relationships between any of the directors or executive officers of the Company or its subsidiaries.  However, the following family relationships exist between certain directors and an officer of the Bank and certain non-fiduciary advisory directors of the Bank.

•	R. Bradford Burnette, a director of the Company, is the father-in-law of Jeffery E. Hanson, the Valdosta/Lowndes County Market President of the Bank; and

•	Paul E. Parker, a director of the Company, is the brother of W. Dale Parker, a member and Vice Chairman of the Statesboro Advisory Board of the Bank.

The Audit Committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and operates pursuant to an Audit Committee Charter, which is available on the Company’s website at www.pabbankshares.com.  The Audit Committee consists of four members.  The Audit Committee held 16 meetings during the 2009 fiscal year.  The Audit Committee reviews the scope and timing of the audit services of the Company’s independent accountants and any other services such accountants are asked to perform and has the authority to engage the services of such independent accountants.  In addition, the Audit Committee reviews the independent accountants’ report on the Company’s financial statements and the Company’s policies and procedures with respect to internal accounting and financial controls.  The members of the Audit Committee are James W. Godbee, Jr., James B. Lanier, Jr., Kennith D. McLeod, and Paul E. Parker.  David K. Williams served on the Audit Committee until his resignation from the Board on September 29, 2009.  James W. Godbee, Jr. was appointed to replace Mr. Williams.  All Directors who currently serve as members of the Audit Committee have been determined by the Board of Directors to be independent in accordance with applicable NASDAQ and Securities and Exchange Commission (“SEC”) requirements.  The Company’s Board of Directors has affirmatively determined that Kennith D. McLeod and James W. Godbee, Jr. are “audit committee financial experts” as that term is defined under applicable federal securities regulations.

EXECUTIVE OFFICERS

On April 6, 2009, M. Burke Welsh, Jr. retired from his position as President and Chief Executive Officer of the Company and the Bank.  During 2009, Mr. Donald J. Torbert, Jr., was appointed to serve as President and Chief Executive Officer of the Company and the Bank, Ms. Nicole S. Stokes was appointed to serve as Executive Vice President and Chief Financial Officer of the Company and the Bank, Mr. David H. Hammond was appointed to serve as Executive Vice President and Chief Credit Officer and Ms. Judith S. Kelly was appointed to serve as Executive Vice President and Chief Operations Officer.

The following sets forth certain information with respect to the Company’s current executive officers.

DONALD J. TORBERT, JR.
President and Chief Executive Officer
Age 37

Mr. Torbert was appointed to serve as the President and Interim Chief Executive Officer of the Company and the Bank in April 2009 with his appointment as the Chief Executive Officer made official in July 2009. Mr. Torbert is a certified public accountant and prior to his current position served as Executive Vice President since 2003 and as Chief Financial Officer and Treasurer of the Company and the Bank since 2001.  Mr. Torbert was Senior Vice President of the Company and the Bank from 2001 to 2003 and was Vice President and Controller of the Company from 2000 to 2001.  During his tenure with the Bank, Mr. Torbert has served as a member on the Asset-Liability Committee, the Loan Committee, the Problem Asset Committee, the IT Steering Committee, and as a trustee on the Company’s 401k Plan and Employee Benefits Plan Committee. Prior to joining the Company, Mr. Torbert was employed with Mauldin & Jenkins from 1994 to 2000, where he last served as an audit manager for the firm.

R. WESLEY FULLER
Executive Vice President, Treasurer and Chief Administrative Officer
Age 49

Mr. Fuller has served as Executive Vice President of the Company and the Bank since 2002.  Mr. Fuller has served as Chief Administrative Officer and Treasurer for the Company and the Bank since October 2009.  Previously he served as Director of Operations for the Company and the Bank since 2002.  Mr. Fuller was Senior Vice President of the Company and the Bank from 2001 to 2002.  Before joining the Company, Mr. Fuller was employed by Futurus Financial Services, Inc. and Futurus Bank, N.A. as Executive Vice President and Chief Financial Officer from 2000 to 2001 and by Premier Bancshares, Inc. as Executive Vice President of Operations from 1997 until 2000.  Mr. Fuller’s banking career began in 1983 with First South Bank in Fort Valley, Georgia.

DAVID H. HAMMOND
Executive Vice President and Chief Credit Officer
Age 58

Mr. Hammond was appointed to serve as the Executive Vice President and Chief Credit Officer of the Company and the Bank in October 2009.  Previously, Mr. Hammond served as Senior Vice President of the Company and the Bank since 2007, and as Regional Credit Officer of the Company and the Bank since 2005.   Mr. Hammond has over 25 year’s credit experience in various financial institutions. Prior to joining the Company in 2005, Mr. Hammond served in various credit administration positions with SouthTrust Bank, in Atlanta, Georgia from 1996 through 2004, where he last served as Vice President of Credit Administration for Residential Construction Lending.

GEORGE D. HENDERSON
Executive Vice President and Chief Banking Officer
Age 58

Mr. Henderson was appointed to serve as Executive Vice President of the Company and the Bank in 2007.  Mr. Henderson has served as Chief Banking Officer for the Company and the Bank since October 2009.  Previously, Mr. Henderson served as Chief Credit Officer for the Company and the Bank since 2007. Mr. Henderson served as the Market President for the Bank’s Hall County, Georgia office from 2002 to 2007 during which time he also served as Senior Vice President over Commercial Lending in Hall County. Mr. Henderson has 33 years of experience in commercial banking with various financial institutions in Georgia. Prior to joining the Company in 2002, Mr. Henderson worked for Premier Bancshares, Inc. from 1993 until 2000 when it was acquired by BB&T Corporation. Mr. Henderson’s banking career began in 1974 with Trust Company Bank in Atlanta, Georgia.

JUDITH S. KELLY
Executive Vice President and Chief Operations Officer
Age 58

Ms. Kelly was appointed to serve as Executive Vice President and Chief Operations Officer of the Company and the Bank in October 2009.  Prior to her recent appointment, Ms. Kelly served as Senior Vice President of the Company and the Bank since 1996. Ms. Kelly has been with the Bank since 1975. During her time with the Company and the Bank, she has served in various management positions overseeing deposit operations, data processing, branch operations, human resources, and financial management.

NICOLE S. STOKES
Executive Vice President and Chief Financial Officer
Age 35

Ms. Stokes is a certified public accountant and was appointed to serve as Executive Vice President of the Company and the Bank in October 2009.  Ms. Stokes previously served as Senior Vice President and Chief Financial Officer of the Company and the Bank since April 2009. Ms. Stokes served as Vice President and Controller of the Company and the Bank from 2005 until April 2009. Prior to joining the Company in 2005, Ms. Stokes served as Senior Vice President and Controller for The Banc Corporation in Birmingham, Alabama since 2004 and Assistant Controller for The Banc Corporation since 2001.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during fiscal year 2009, all directors, officers and 10% shareholders complied with all Section 16(a) filing requirements.

CODE OF CONDUCT AND ETHICS

In accordance with rules of the SEC and NASDAQ, the Board of Directors has approved a Director Code of Conduct Policy applicable to all directors, an Officer and Employee Code of Conduct Policy applicable to all officers and employees and a Code of Ethical Conduct for Senior Financial Officers applicable to all principal financial officers, principal and senior accounting officers, controllers, or persons serving similar functions. These Codes of Conduct are intended to provide guidance to directors and management to assure compliance with the law and promote ethical behavior. The Company’s Director Code of Conduct Policy, Officer and Employee Code of Conduct Policy and Code of Ethical Conduct for Senior Financial Officers are available on our website, www.parkavebank.com in the “Corporate Governance” subsection in the “Investor Relations” section.  Shareholders may request a printed copy of any of the Codes of Conduct upon written request to Denise McKenzie, Secretary, PAB Bankshares, Inc., P.O. Box 3460, Valdosta, Georgia 31604-3460.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

None of the voting members of the Compensation Committee was an officer or employee, or former officer or employee of the Company or the Bank during the year ended December 31, 2009. In addition, none of these individuals had any relationship requiring disclosure under “Certain Relationships and Related Transactions,” with the exception of James L. Dewar, Jr. and Thompson Kurrie, Jr. as disclosed in Item 13.  During the year ended December 31, 2009, (i) no executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; and (iii) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE INCORPORATED BY REFERENCE IN ANY PREVIOUS OR FUTURE DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THAT THE COMPANY EXPRESSLY INCORPORATES SAID REPORTS BY REFERENCE IN ANY SUCH DOCUMENT.

EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

In accordance with rules of the SEC, the Compensation Committee of the Company is providing the following report regarding compensation policies for the Company’s Chief Executive Officer and other named executive officers with respect to compensation paid to such persons during the last fiscal year.  The Board of Directors has established a Compensation Committee to make recommendations to the Board to discharge its responsibilities relating to the compensation of the Company’s executive officers.  Michael H. Godwin, R. Bradford Burnette, James L. Dewar, Jr., John E. Mansfield, Jr. and Douglas W. McNeill served as the members of the Compensation Committee during the year ended December 31, 2009.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2009 with management.  In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in this Report.

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

The Compensation Committee has reviewed the SEC’s definition of a named executive officer and has made the determination that the Company’s named executive officers for the 2009 fiscal year were:

Donald J. Torbert, Jr.	President and Chief Executive Officer
(the Company’s “Principal Executive Officer”)

Nicole S. Stokes	Executive Vice President and Chief Financial Officer
(the Company’s “Principal Financial Officer”)

R. Wesley Fuller	Executive Vice President and Treasurer and Chief Administrative Officer

David H. Hammond	Executive Vice President and Chief Credit Officer

George D. Henderson	Executive Vice President and Chief Banking Officer

M. Burke Welsh, Jr.1	Former President and Chief Executive Officer
1Mr. Welsh retired from the Company on April 6, 2009.

Compensation Benchmarks and Use of Consultants

The Compensation Committee recognizes that competitive compensation is critical for attracting, motivating and rewarding qualified executives.  In 2009, the Compensation Committee retained the services of Blanchard Chase, an Atlanta, Georgia based compensation consulting firm specializing in the financial services industry, to provide an objective, third party review of executive compensation at the Company and to recommend potential improvements regarding existing practices.  Blanchard Chase also provided the Compensation Committee with industry salary surveys and other industry average data to assist it with respect to assessing compensation at other levels within the organization.

In August 2009, Blanchard Chase provided the Compensation Committee with compensation data for a custom peer group to use solely as benchmark compensation levels for the Company’s named executive officers.  The peer group was selected based upon asset size, geographic location and performance.  The peer group consisted of 16 publicly traded, similarly structured financial institutions headquartered in the southeast region of the United States (Florida, Georgia, South Carolina and Tennessee) with total assets (at December 31, 2008) between $892 million and $1.76 billion. Specifically, the peer group consisted of Fidelity Southern Corp. (LION), TIB Financial Corp. (TIBB), Bank of Florida Corp. (BOFL), Southeastern Bank Financial Corp. (SBFC), Wilson Bank Holding Company (WBHC), Palmetto Bancshares, Inc. (PLMT), CenterState Banks, Inc. (CSFL), First Security Group, Inc. (FSGI), Colony Bankcorp, Inc. (CBAN), Appalachian Bancshares, Inc. (APAB), Crescent Banking Company (CSNT), Savannah Bancorp, Inc. (SAVB), Atlantic Southern Financial Group, Inc. (ASFN), Florida Community Banks, Inc. (FLRB), First Farmers and Merchants Corp. (FFMH), and WGNB Corp. (WGNB).  Since the report contained data elements compiled from peer proxy statements filed with the SEC in 2009 for 2008 executive compensation, the consultants “aged” the peer data 3% based on their observations of general market movement in executive compensation levels to provide more current comparisons for the Compensation Committee.  Blanchard Chase also used national information from published banking and financial industry surveys such as the American Banker’s Association, Delves-Group/Bank Administration Institute, Mercer Retail Banking Compensation Survey, and Watson Wyatt.  The overall results of this engagement have provided the foundation for the Compensation Committee’s actions involving executive compensation in 2009 and 2010.

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

For the named executive officers, incentive compensation is designed to reward company-wide performance relative to annual and long-term strategic goals.  For other senior management positions, incentive compensation is designed to reward for the achievement of market- or department-level objectives and, to a lesser degree, company-wide performance relative to annual and long-term strategic goals.  For other officer positions, incentive compensation is designed to reward individual performance and the achievement of specific operational goals within areas under the control of those employees, although company-wide performance is also a factor.  Due to the poor financial performance of the Bank, incentive compensation was suspended during 2008 and 2009.

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

We believe our compensation structure is designed to avoid excessive risk-taking. The goals of our performance-based cash and equity incentives reflect a balanced mix of performance measures based on strategic objectives, avoid excessive weight on a single performance measure and limit overall potential payments for any of our executives.

Elements of Executive Compensation

In general, for executive management, the Compensation Committee utilizes benchmark compensation levels of other banks of comparable asset size, growth strategy, and complexity and with similar products and markets as a guide to setting compensation for its executive officers.  A significant portion of the executive officers’ compensation is weighted toward elements contingent upon the Company’s annual and long-term performance.  The goals of the Compensation Committee in establishing the specific executive compensation components include:

•	Base salaries at the 50th percentile of the benchmark peer group.
•
Annual cash bonuses at the 50th percentile of the benchmark peer group when subjective annual performance goals are achieved and between the 60th and 75th percentile if annual goals are exceeded.  Annual cash bonuses for the CEO can range from 0% to 80% of the CEO’s base salary and from 0% to 60% of the other named executive officers’ base salaries.

•
Performance-based, long-term equity incentives at the 50th percentile of the benchmark peer group are periodically granted as incentives to accomplish long-term strategic goals.  Equity incentives can range from 0% to 25% of the named executive officer’s base salary.

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

Position Level	Base Salary	Cash Incentive/ Bonus	Equity Compensation
CEO	45% - 100%	up to 40%	up to 15%
Executive Vice President	50% - 100%	up to 35%	up to 15%
Senior Vice President*	60% - 100%	up to 30%	up to 10%
Vice President*	70% - 100%	up to 25%	up to 5%

* Certain senior commercial lenders included in these categories could have the potential to earn up to 100% of their base salaries in annual incentives if certain individual performance objectives and the Company’s annual and long-term strategic performance goals are exceeded.

In allocating compensation among these elements, the Compensation Committee believes that the compensation of the Company’s senior-most levels of management (including the Company’s named executive officers) have the greatest ability to influence the Company’s performance.  Accordingly, performance-based incentives make up a greater portion of overall compensation for the most senior officers within the Company compared to lower levels of management who receive a greater portion of their compensation in base salary.

Certain perquisites and other employee benefits are also provided to the Company’s named executive officers.  Additional information regarding each element of executive compensation is provided below.

The following table summarizes in tabular form the compensation awarded to, earned by, or paid to the Company’s named executive officers for services rendered for the fiscal years ended December 31, 2009, 2008 and 2007.

Executive Officer Summary Compensation Table
For the Fiscal Years Ended December 31, 2009, 2008 and 2007

Name and Principal Position		Salary	Bonus	Option Awards 1	All Other Compensation2	Total
	Year	($)	($)	($)	($)	($)

Donald J. Torbert, Jr.3	2009	172,780	-	86,815	19,116	278,711
Principal Executive Officer	2008	172,780	-	-	20,981	193,761
	2007	172,780	58,950	23,883	23,541	279,154

Nicole S. Stokes4	2009	105,362	-	33,112	11,515	149,989
Principal Financial Officer

R. Wesley Fuller	2009	172,780	-	54,003	17,056	243,839
Executive Vice President	2008	172,780	-	-	20,945	193,725
	2007	172,780	58,950	23,883	24,087	279,700

George D. Henderson	2009	158,744	-	48,436	4,902	212,082
Executive Vice President	2008	155,000	-	-	6,148	161,148
	2007	148,560	53,450	19,107	11,744	232,861

David Hammond 5	2009	113,094	-	35,347	12,726	161,167
Executive Vice President

M. Burke Welsh, Jr.6	2009	82,216	-	-	734,715	816,931
Former Principal Executive Officer	2008	309,800	-	-	15,189	324,989
	2007	309,800	120,750	30,252	21,413	482,215

(1)
The values disclosed in the table represent the aggregate grant date fair value of awards in accordance with FASB Accounting Standards Codification 718 of options granted in 2009, 2008 and 2007 under the Company’s 1999 Stock Option Plan.  For further discussion and details regarding the accounting treatment and underlying assumptions relative to stock-based compensation, see Note 18, “Stock Plans and Stock-based Employee Compensation,” of the notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report.  During 2009, Mr. Welsh forfeited 15,912 unvested options due to his retirement from the Company and elected not to exercise 54,004 vested options available at his retirement.  There were no forfeitures by named executive officers during 2008 or 2007.

(2)
The reported amounts include the Company’s contributions to a Profit Sharing Plan, a Section 401(k) Plan and an Employee and Director Stock Purchase Program (the “SPP”), life insurance premiums paid by the Company for the named executive officers and perquisites and other personal benefits (such as auto allowance, cell phone allowance and an $8,524 temporary living allowance for Mr. Hammond in 2009) that may confer a direct or indirect benefit with a personal aspect, without regard to whether it may be provided for some business reason or for the convenience of the Company.  All Other Compensation does not include any perquisites and other personal benefits which are integrally and directly related to the performance of the executive’s duties.  Detail of these amounts follow:

		Contribution to a Profit Sharing Plan	Contribution to a 401(k) Plan	Contribution to a SPP	Life Insurance Premiums	Employment Contract Termination Payments	Perquisites and other personal benefits	Total
		($)	($)	($)	($)	($)	($)	($)
Officer Name	Year

Donald J. Torbert, Jr.3	2009	-	7,777	1,000	900	-	9,439	19,116
	2008	-	10,350	1,000	900	-	8,731	20,981
	2007	6,750	10,125	1,000	900	-	4,766	23,541

Nicole S. Stokes4	2009	-	4,741	1,000	571	-	5,204	11,516

R. Wesley Fuller	2009	-	7,775	1,000	900	-	7,381	17,056
	2008	-	10,350	1,000	900	-	8,695	20,945
	2007	6,750	10,125	1,000	900	-	5,312	24,087

David H. Hammond5	2009	-	2,545	565	612	-	9,004	12,726

George D. Henderson	2009	-	-	1,000	857	-	3,045	4,902
	2008	-	-	1,000	837	-	4,311	6,148
	2007	5,554	-	1,000	695	-	4,495	11,744

M. Burke Welsh, Jr.6	2009	-	3,700	-	225	730,000	790	734,715
	2008	-	10,350	1,000	900	-	2,939	15,189
	2007	6,750	10,125	1,000	900	-	2,638	21,413

(3)
Mr. Torbert was appointed to serve as the President and Interim Chief Executive Officer of the Company and the Bank in April 2009 with his appointment as the Chief Executive Officer made permanent in July 2009.

(4)	Ms. Stokes was appointed as Chief Financial Officer on April 6, 2009. The amounts reported for 2009 reflect compensation for the entire year of 2009.
(5)	Mr. Hammond was appointed as Chief Credit Officer on October 1, 2009. The amounts reported for 2009 reflect compensation for the entire year of 2009.
(6)
Mr. Welsh retired from the Company on April 6, 2009.  Under the terms of the Employment Termination Agreement, the Company agreed to pay Mr. Burke $730,000 as a severance payment related to his termination of employment with the Company; however, prior to making any such payment we must receive permission from our regulators, which has not been granted at this time.

Base Salaries

The Company’s philosophy provides each member of executive management with a level of assured cash compensation in the form of base salary that is competitive in nature and reflects the officer’s professional status and accomplishments.  Below is a summary of the peer analysis conducted by Blanchard Chase and presented the Compensation Committee during 2009.  Note that the information gathered for the analysis was derived from 2008 information, but it is being compared to the Company’s executive officers’ 2009 base salaries.  As discussed below, the Company’s executive officers’ 2009 base salaries were the same as their 2008 base salaries.

Name	Title	2008 and 2009 Base Salary	2008 Benchmark Peer Average	Variance
		(Dollars In Thousands)
Torbert	Chief Executive Officer	$172.8	$331.4	-47.8%
Stokes	EVP – Chief Financial Officer	$105.0	$184.0	-42.9%
Fuller	EVP - Chief Administrative Officer	$172.8	$258.5	-33.1%
Hammond	EVP - Chief Credit Officer	$113.0	$173.0	-34.6%
Henderson	EVP - Chief Banking Officer	$148.6	$200.7	-25.9%
Welsh	Former Chief Executive Officer	$309.8	$331.4	-6.5%

In December 2007, upon the recommendation of the Compensation Committee, the Board of Directors decided not to increase the base salaries of the named executive officers for 2008.  The Compensation Committee made this recommendation due to lower Company performance in 2007 and continued earnings pressure expected in 2008.

In December 2008, upon the recommendation of the Compensation Committee, the Board of Directors decided not to increase the base salaries of the named executive officers for 2009.  The Compensation Committee made this recommendation due to the continued deteriorating economy, the level of nonperforming assets at the Bank and the Company’s earnings outlook for 2009.

Bonuses

The Company’s practice has been to award cash bonuses to management based upon various performance evaluations.  In recent years for executive management, the practice has been to subjectively assess the performance of the officer and the performance of the Company relative to annual budgeted expectations, long-term strategic objectives and peer benchmarks.

In December 2007, the Compensation Committee reviewed the performance of each executive officer to determine their recommendation for cash bonuses.  Although the Company’s net income for 2007 would not compare to the record earnings from 2006 or 2005, the Compensation Committee determined that executive management continued to make progress towards certain strategic (non-financial) objectives.  In addition, the Compensation Committee determined that executive management had performed extremely well to date in managing the Company’s risk in a difficult operating environment.  On the recommendation of the Compensation Committee, the Board of Directors approved a bonus equal to 39% of the base salary for Mr. Welsh and bonuses equal to 31-35% of the base salary for each of the other named executive officers in 2007.  These cash bonuses were less than the prior year’s cash bonuses and were in proportion to the decrease in earnings in 2007 as compared to 2006.

In December 2008, on the recommendation of the Compensation Committee, the Board of Directors decided not to pay bonuses to executive management due to the deteriorating economy and net loss recorded for the Company in 2008.

In December 2009, on the recommendation of the Compensation Committee, the Board of Directors decided not to pay bonuses to executive management due to the deteriorating economy and net loss recorded for the Company in 2009.

Equity Incentives

The Company has historically used incentive stock options as a form of equity compensation to award management.  This form of compensation was selected because it aligns management’s objectives with that of the Company’s stockholders.  Incentive stock options also have traditionally received favorable accounting treatment for the Company and favorable tax treatment to the recipient.  However, with the implementation of Statement of Financial Accounting Standards No. 123(R) in 2006, the accounting treatment for stock options became less attractive.  As a result, the Compensation Committee is evaluating other potential methods of equity compensation for senior management.

In establishing equity awards, the equity ownership levels of the recipients and prior awards that are fully vested called “overhang” are generally not considered.  It is the Compensation Committee’s position that competitors who might try to hire away the Company’s officers would not give credit for equity ownership in the Company and, accordingly, to remain competitive the Compensation Committee cannot afford to give credit for that factor either.  However, the Compensation Committee has reviewed the level of equity overhang on the named executive officers and concluded that the overhang is low compared to data provided by its compensation consultants for the peer benchmarks and the industry as a whole.

Although there is no official policy, the Compensation Committee is sensitive to the timing of option grants and has chosen to not make equity grants at times when they have knowledge of material information about the Company that has not been made public.

There were no grants or awards made to the Company’s named executive officers under any equity compensation plan for the 2008 fiscal year.

In September 2009, Mr. Torbert provided a list of recommended incentive stock option and non-qualified stock option grants for senior management (including the named executive officers other than himself) to the Compensation Committee.  The non-qualified options were granted to officers in lieu of a raise for 2008 and 2009 and for long-term incentive and retention purposes.  The incentive options were granted to officers for long-term incentive and retention purposes. With the further recommendation of the Compensation Committee, the Board of Directors granted a total of 67,828 incentive stock options and 23,572 non-qualified options to the named executive officers other than Mr. Torbert, and an additional 17,928 incentive stock options and 28,272 non-qualified stock options for Mr. Torbert.    The incentive stock options have an exercise price equal to the closing price of the stock on the date of a grant with a 2-year cliff vesting period and a 5-year option period.  The non-qualified stock options have an exercise price of $2.00 per share with a 2-year cliff vesting period and a 5-year option period.

The following table summarizes in tabular form each grant of an award made to the Company’s named executive officers under any equity compensation plan for the last completed fiscal year.

Grants of Plan-Based Awards
For the Fiscal Year Ended December 31, 2009

Name	Grant Date 1	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		(#)	($/sh)	($)

Donald J. Torbert, Jr.	9/29/2009	11,600	2.00	23,906
	9/29/2009	16,762	3.00	30,240
	9/29/2009	17,928	3.00	32,668

Nicole S. Stokes	9/29/2009	14,100	3.00	25.693
	9/29/2009	3,600	2.00	7,419

R. Wesley Fuller	9/29/2009	5,172	3.00	9,381
	9/29/2009	17,928	3.00	32,668
	9/29/2009	5,800	2.00	11,953

David H. Hammond	9/29/2009	15,100	3.00	27,515
	9/29/2009	3,800	2.00	7,831

George D. Henderson	9/29/2009	5,200	2.00	10,717
	9/29/2009	20,700	3.00	37,720

(1)
On September 29, 2009, the Board of Directors granted stock options under the Company’s 1999 Stock Option Plan to each of the named executive officers listed in the table with an exercise price of $3.00 per share for Incentive Stock Options, which was the closing price of the Company’s stock listed on NASDAQ on the grant date and $2.00 per share for Non-Qualified Options, which was based on a discount to the market price with that discount representing the value given to the officer in lieu of a raise. The options were granted subject to a two year cliff vesting and a five year option period. The fair value of the $2.00 options granted was estimated at $2.06 per share and the fair value of the $3.00 options granted was estimated at $1.82 per share based on the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate: 2.98%	Expected life of the option: 7 years
Expected dividend yield: 0.00%	Expected volatility: 58.28%

The following table summarizes in tabular form the unexercised stock option awards for the Company’s named executive officers outstanding as of the end of the last completed fiscal year.

Outstanding Equity Awards at Fiscal Year End
December 31, 2009
		Option Awards

Name		Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Donald J. Torbert, Jr.	1	01/01/01	1,530	0	$9.1912	01/01/11
	1	09/26/01	10,548	0	$10.3922	09/26/11
	1	08/02/02	5,304	0	$7.5490	08/02/12
	1	03/29/05	5,712	1,428	$13.8529	03/29/15
	1	12/19/06	3,672	2,448	$20.9314	12/19/16
	1	12/18/07	3,060	4,590	$13.4608	12/18/17
	1	09/29/09	0	17,928	$3.0000	09/29/16
	1	09/29/09	0	16,672	$3.0000	09/29/16
	2	09/29/09	0	11,600	$2.0000	09/29/16

R. Wesley Fuller	1	10/08/01	3,060	0	$10.5882	10/08/11
	1	08/02/02	8,568	0	$7.5490	08/02/12
	1	03/29/05	5,712	1,428	$13.8529	03/29/15
	1	12/19/06	3,672	2,448	$20.9314	12/19/16
	1	12/18/07	3,060	4,590	$13.4608	12/18/17
	1	09/29/09	0	17,928	$3.0000	09/29/16
	1	09/29/09	0	5,172	$3.0000	09/29/16
	2	09/29/09	0	5,800	$2.0000	09/29/16

David H. Hammond	1	01/18/05	1,632	408	$14.0392	01/18/15
	1	12/19/06	612	408	$20.9314	12/19/16
	1	09/29/09	0	15,100	$3.0000	09/29/16
	2	09/29/09	0	3,800	$2.0000	09/29/16

George D. Henderson	1	01/01/02	3,570	0	$9.8137	01/01/12
	1	08/02/02	9,792	0	$7.5490	08/02/12
	1	12/19/06	1,224	816	$20.9314	12/19/16
	1	12/18/07	2,448	3,672	$13.4608	12/18/17
	1	09/29/09	0	20,700	$3.0000	09/29/16
	2	09/29/09	0	5,200	$2.0000	09/29/16

Nicole S. Stokes	1	12/05/05	1,223	306	$17.5098	12/05/15
	1	12/19/06	1,224	816	$20.9314	12/19/16
	1	12/18/07	1,020	1,530	$13.4608	12/18/17
	1	09/29/09	0	14,100	$3.0000	09/29/16
	2	09/29/09	0	3,600	$2.0000	09/29/16

(1)
The listed stock option grants were approved by the Board of Directors under the Company’s 1999 Stock Option Plan to each of the named executive officers listed.  The option exercise prices are based on the closing price of the Company’s stock listed on NASDAQ on the grant date.  These options were granted subject to a five-year ratable vesting schedule.

(2)
The listed stock option grants were approved by the Board of Directors under the Company’s 1999 Stock Option Plan to each of the named executive officers listed.  The option exercise prices were based on a discount to the market price with that discount representing the value given to the officer in lieu of a raise.  The options were granted subject to a two year cliff vesting and a five year option period.

There were no exercises of stock options made by the Company’s named executive officers during the last completed fiscal year.

Perquisites and Other Benefits

The Compensation Committee periodically reviews the perquisites and other benefits available to executive management.  As reflected in the Summary Compensation Table, the aggregate cost of these perquisites and other benefits was $800,030 in 2009, $63,253 in 2008 and $80,785 in 2007 for the named executive officers.  Included in 2009 is $730,000 to Mr. Welsh for severance payments related to his termination of employment with the Company and $8,524 as a temporary living allowance to Mr. Hammond to offset his costs of relocating to Valdosta, Georgia.  We have not made the $730,000 severance payment to Mr. Burke since prior to making such payment we must receive permission from our regulators, which has not been granted at this time.  Other elements more fully described below include 401(k) plan matching and profit-sharing contributions, stock purchase program matching contributions and other employee and medical benefits.  Finally, since routine business travel and mobile telecommunications access are often necessary, the Company provides senior management (including the named executive officers) with monthly auto and cell phone allowances to compensate them for their use of personal assets for business purposes.

As mentioned above, the Company offers a 401(k) plan to eligible employees (including the named executive officers).   The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation.  In 2009, the Company matched 75 cents for every dollar contributed by a participant up to an annual threshold equal to the lesser of 6% of each participant’s eligible compensation or the limit established by the Internal Revenue Service for 401(k) plans.  The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors.  In the first quarter of 2008, approximately 3.0% of each participant’s eligible compensation was contributed as the discretionary profit sharing contributions for fiscal year 2007.   The Company did not contribute a discretionary profit sharing contribution for fiscal year 2008 or 2009.

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

Potential Payments Upon Termination or Change in Control

The Company has employment agreements with Mr. Torbert, Mr. Fuller, Mr. Henderson and Ms. Stokes.  The terms of these agreements regarding potential payments upon termination or a change in control of the Company are essentially the same.  The Compensation Committee believes that it is important to protect these officers in the event of a change in control.  Further, it is the Compensation Committee’s belief that the interests of stockholders will be best served if the interests of executive management are aligned with them, and providing change in control benefits should eliminate, or at least reduce, the reluctance of executive management to pursue potential change in control transactions that may be in the best interests of shareholders.  In May of 2008, the Compensation Committee negotiated new employment agreements for the certain executive officers to address “best practice” suggestions made by compensation consultants and to adopt recent tax law changes.  Although these contracts are still outstanding, under the terms of the Written Agreement, any severance payments under these contracts would require prior approval from the Company’s banking regulators.

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

In the event of a change in control of the Company followed by a (i) reduction in the officers’ compensation, (ii) material change in the officers’ status, office, title or reporting requirements, (iii) failure by the Company to increase the officers’ salary in accordance with established procedures, or (iv) required relocation by the officers of more than 50 miles from the officers’ current office, Mr. Torbert and Mr. Fuller will be entitled to receive severance benefits in a lump sum cash amount equal to two times each officer’s total annual compensation for the fiscal year under the employment agreement in which his compensation was the highest, plus a gross up for potential excise taxes imposed by the Internal Revenue Code Section 280G if applicable.  Mr. Henderson will be entitled to receive severance benefits in a lump sum cash amount equal to two times his average annual compensation for the five calendar years preceding the date of the change in control, plus a gross up for potential excise taxes imposed by the Internal Revenue Code Section 280G if applicable.  Ms. Stokes will be entitled to receive severance benefits in a lump sum cash amount equal to her average annual compensation for the five calendar years preceding the date of the change in control, plus a gross up for potential excise taxes imposed by the Internal Revenue Code Section 280G if applicable.  Further, on the occurrence of a change in control of the Company, any unvested stock options previously granted to Mr. Torbert, Mr. Fuller, Mr. Henderson and Ms. Stokes will be accelerated and fully vested.

In the event that any of these executive officers’ employment is terminated (i) by the Company other than for “cause” (such as a material breach of the employment agreement, gross negligence or willful misconduct by the officer), or (ii) due to the Company’s breach of the employment agreement, Mr. Torbert and Mr. Fuller will be entitled to receive severance benefits in a lump sum cash amount equal to two times their base salary. Mr. Henderson will be entitled to receive severance benefits in a lump sum cash amount equal to his average annual compensation for the five calendar years preceding the date of termination.  Ms. Stokes will be will be entitled to receive severance benefits in a lump sum cash amount equal to one-half her average annual compensation for the five calendar years preceding the date of termination.

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

Potential Payments Upon Termination or Change in Control
As of December 31, 2009

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason 1	After Change in Control Termination w/o Cause or for Good Reason 2	Voluntary Termination	Death or Disability	Change in Control
		($)	($)	($)	($)	($)

Donald J. Torbert, Jr.	Contract termination payment	345,560	605,616	-	-	-
	Stock option vesting acceleration 3	27,104	27,104	-	27,104	27,104
	IRC Sec. 280G excise tax gross-up	-	126,544	-	-	-
	Double gross-up to officer for excise tax and income tax on the gross-up 4	-	154,665	-	-	-

	Total	372,664	913,929	-	27,104	27,104

R. Wesley Fuller	Contract termination payment	345,560	608,060	-	-	-
	Stock option vesting acceleration 3	16,792	16,792	-	16,792	16,792
	IRC Sec. 280G excise tax gross-up	-	124,970	-	-	-
	Double gross-up to officer for excise tax and income tax on the gross-up 4	-	152,742	-	-	-

	Total	362,352	902,564	-	16,792	16,792

George D. Henderson	Contract termination payment	176,448	352,897	-	-	-
	Stock option vesting acceleration 3	14,882	14,882	-	14,882	14,882
	IRC Sec. 280G excise tax gross-up	-	-	-	-	-
	Double gross-up to officer for excise tax and income tax on the gross-up 4	-	-	-	-	-

	Total	191,330	367,779	-	14,882	14,882

Nicole S. Stokes	Contract termination payment	50,269	100,538	-	-	-
	Stock option vesting acceleration 3	10,080	10,080	-	10,080	10,080
	IRC Sec. 280G excise tax gross-up	-	-	-	-	-
	Double gross-up to officer for excise tax and income tax on the gross-up 4	-	-	-	-	-

	Total	60,349	110,618	-	10,080	10,080

(1)	The Company’s contractual obligation for terminating an officer’s employment agreement before a change in control event without cause is payable as a lump sum payment within 30 days of termination.
(2)	The Company’s contractual obligation for terminating an officer's employment agreement after a change in control event without cause is payable as a lump sum payment within 30 days of termination.
(3)	Value is calculated using the safe harbor valuation method outlined in Internal Revenue Bulletin 2003-34 and a $2.20 stock price as of December 31, 2009.
(4)	Assuming a 35% individual income tax rate.

Director Compensation

For the 2008 fiscal year and through February 2009, the directors of the Company were paid director’s fees of $1,000 per meeting of the full Board of Directors, $750 per meeting of the Audit Committee and $400 per meeting of the Compensation Committee, Governance Committee and Nominating Committee.  In addition, non-employee directors were paid a $10,000 annual retainer and were granted 2,000 stock options as a non-cash retainer fee on the first business day of the 2009 fiscal year.  The Company also paid annual Chairman and Committee Chairman retainers as follows:  Chairman of the Board of Directors $5,000; Audit Committee Chairman $8,000; Compensation Committee Chairman $1,200; Governance Committee Chairman $400 and Nominating Committee Chairman $400.  In addition, non-employee directors were granted 2,000 stock options as a non-cash retainer fee on the first business day of the 2008 fiscal year.

In March 2009, the Board of Directors voted to decrease its board and committee fees by 25% due to the operating losses of the Company.  Since March 2009, the directors of the Company have been paid director’s fees of $750 per meeting of the full Board of Directors, $562.50 per meeting of the Audit Committee and $300 per meeting of the Compensation Committee, Nominating Committee and Compliance Committee.  The Executive Committee waived payment of fees for all of its 2009 meetings.  In addition, non-employee directors were paid a $7,500 annual retainer and were granted 2,000 stock options as a non-cash retainer fee on the first business day of the 2009 fiscal year.  The Company also paid annual Chairman and Committee Chairman retainers as follows:  Chairman of the Board of Directors $3,750; Audit Committee Chairman $6,000; Compensation Committee Chairman $900; Executive Committee Chairman $300 and Nominating Committee Chairman $300.  The Company has agreed to pay its Vice Chairman, Mr. Kurrie, cash fees of $10,000 per month until the management activities of Mr. Kurrie are terminated by the Executive Committee of the Board of Directors, at which time the regular director fees shall become payable.  Mr. Kurrie was elected to the Board of Directors on April 1, 2009 for the purpose of reorganizing and developing the management structure of the Company, changing the banking culture and establishing and supervising the strategic planning process of the Company, supervising the activities of executive management, and regularly informing the Board of Directors of the progress of the Company in these matters.  In his capacity as Vice Chairman, Mr. Kurrie does not have any individual authority to initiate or approve banking or other transactions.

The following table summarizes in tabular form the compensation awarded to, earned by, or paid to the Company’s directors other than Mr. Welsh, whose compensation for services rendered as a director are reported in the Executive Officer Summary Compensation Table, for the last completed fiscal year.

Director Compensation Table
For the Fiscal Year Ended December 31, 2009

Name	Fees Earned or Paid in Cash	Option Awards 1		All Other Compensation		Total
	($)	($)		($)		($)

R. Bradford Burnette	32,556	4,649		165,087	(2)	202,292
Walter W. Carroll, II(3)	29,850	4,649		-		34,499
James L. Dewar, Jr.	35,450	4,649		25,000	(4)	65,099
James W. Godbee, Jr.	24,788	4,649		-		29,437
Michael H. Godwin	30,556	4,649		-		35,205
Thompson Kurrie, Jr.	101,000	110,705	(5)	-		211,705
James B. Lanier, Jr.	31,113	4,649		-		35,762
John E. Mansfield, Jr.	29,950	4,649		-		34,599
Kennith D. McLeod	40,699	4,649		-		45,348
Douglas W. McNeill	31,655	4,649		-		36,304
Paul E. Parker	32,050	4,649		-		36,699
F. Ferrell Scruggs, Sr.(3)	20,025	4,649		-		24,674
Joe P. Singletary, Jr.(3)	15,317	4,649		-		19,966
David K. Williams(3)	36,025	4,649		-		40,674

(1)
As an annual retainer, the nonemployee members of the Board of Directors of the Company are granted 2,000 stock options on the first business day of each year that they serve on the Board of Directors.  The values disclosed in the table represent the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification Topic 718 for options granted in 2009 under the Company’s 1999 Stock Option Plan. For further discussion and details regarding the accounting treatment and underlying assumptions relative to stock-based compensation, see Note 18, “Stock Plans and Stock-based Employee Compensation,” of the notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

The aggregate number of stock options outstanding for each director listed in the table as of December 31, 2009 follows: Mr. Burnette 24,400; Mr. Carroll 18,320; Mr. Dewar 22,360; Mr. Godbee 5,361; Mr. Godwin 16,240; Mr. Kurrie 60,160, Mr. Lanier 22,360; Mr. Mansfield 12,160; Mr. McLeod 12,976; Mr. McNeill 11,344; Mr. Parker 22,360; Mr. Scruggs 22,360; Mr. Singletary 20,360; and Mr. Williams 0.
(2)
The Company entered into a salary continuation agreement with Mr. Burnette while he was employed as an executive of the Company that would provide Mr. Burnette with $165,087 per year for 15 years commencing when Mr. Burnette turned age 65.  At December 31, 2009, the net present value of the remaining payments due to Mr. Burnette was $1,220,539 using a discount rate of 6.36%.

(3)
David K. Williams resigned from the Board of Directors of the Company and the Bank on September 29, 2009 and Walter W. Carroll, II unexpectedly passed away on December 20, 2009.  F. Ferrell Scruggs, Sr. will retire at the Annual Meeting.

(4)
Includes $25,000 contributed by the Bank to Valdosta State University in 2009.  In 2005, the Board of Directors of the Bank authorized the Bank to pledge $500,000 to Valdosta State University in honor of Mr. Dewar’s parents, Mr. James L. Dewar, Sr., the founder of the Bank and the Company, and Mrs. Dorothy H. Dewar.  Mr. Dewar was not present during the deliberation and vote authorizing the pledge.  At December 31, 2009, a balance of $125,000 remained payable on the pledge.

(5)
Mr. Kurrie was also granted stock options to purchase 50,000 shares of the Company’s common stock with an exercise price of $3.00 per share.  The options were granted pursuant to the Registrant’s 1999 Stock Option Plan and will expire ten years after the grant date.  The options will vest based on the market performance of the Company’s common stock as follows: 5,000 shares when the Company’s common stock trading price on the NASDAQ Stock Market reaches $4.50 per share; 5,000 shares when the Company’s common stock trading price on the NASDAQ Stock Market reaches $6.00 per share; 10,000 shares when the Company’s common stock trading price on the NASDAQ Stock Market reaches $9.00 per share; and 30,000 shares when the Company’s common stock trading price on the NASDAQ Stock Market reaches $12.00 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding the shares of the Company’s common stock owned as of February 28, 2010, (a) by each person who beneficially owned more than 5% of the shares of the Company’s common stock, (b) by each of the Company’s directors and named executive officers, and (c) by all of the Company’s directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Shares		Percentage Ownership(2)
R. Bradford Burnette	221,353	(3)	1.45
Dewar Family, L.P.	1,659,310	(4)	10.88
James L. Dewar, Jr.	2,932,616	(5)	19.22
R. Wesley Fuller	87,667	(6)	*
James W. Godbee, Jr.	38,354	(7)	*
Michael H. Godwin	95,997	(8)	*
GreenSky Trade Credit, LLC	1,240,000	(9)	8.13
David H. Hammond	3,747	(10)	*
George D. Henderson	67,198	(11)	*
Judith S. Kelly	26,178	(12)	*
Thompson Kurrie, Jr.	63,472	(13)	*
James B. Lanier, Jr.	53,833	(14)	*
John E. Mansfield, Jr.	155,495	(15)	1.02
Kennith D. McLeod	217,216	(16)	1.42
Douglas W. McNeill	241,313	(17)	1.58
Paul E. Parker	82,626	(18)	*
F. Ferrell Scruggs, Sr.	134,604	(19)	*
Nicole S. Stokes	5,065	(20)	*
Donald J. Torbert, Jr.	43,724	(21)	*
All directors and executive officers as a group (17 persons)	4,470,458		29.31

* Less than 1 percent.

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

(2)
Based on 13,795,040 shares outstanding as of February 28, 2010 plus shares underlying outstanding stock options or warrants which are exercisable within 60 days of such date are deemed to be outstanding for purposes of calculating the percentage owned by such holder.

(3)
Includes 5,878 shares held by Mr. Burnette’s wife and 6,642 shares held for Mr. Burnette’s minor grandchildren by Mr. Burnette’s wife as custodian.  Mr. Burnette disclaims beneficial ownership of those shares held by his wife.  Also includes 20,000 common stock warrants and 12,232 options exercisable within 60 days.

(4)	The Dewar Family, L.P. is a limited partnership and Mr. Dewar, Jr., is its general partner. The mailing address is P.O. Box 2285, Valdosta, Georgia 31604.
(5)
Includes 1,659,310 shares owned by the Dewar Family, L.P.  Mr. Dewar, Jr. is a general partner of the Dewar Family, L.P. and possesses the sole power to vote all shares owned by the limited partnership.  Also includes 240,000 common stock warrants, 14,272 options exercisable within 60 days and 6,486 shares held by Mr. Dewar, Jr.’s wife.  Includes 1,020 shares held by Mr. Dewar, Jr.’s wife and stepchildren.  Mr. Dewar, Jr. disclaims beneficial ownership of the shares held by his wife and those held by his wife and stepchildren.  Mr. Dewar, Jr.’s mailing address is P. O. Box 2285, Valdosta, Georgia 31604.

(6)	Includes 8,000 common stock warrants and 25,500 options exercisable within 60 days. Also includes 236 shares held by Mr. Fuller’s minor children, over which shares Mr. Fuller has custodial power.
(7)	Includes 8,000 common stock warrants and 673 options exercisable within 60 days.
(8)	Includes 16,000 common stock warrants and 8,968 options exercisable within 60 days.
(9)	Includes 240,000 common stock warrants. The mailing address for GreenSky Trade Credit, LLC is 1797 Northeast Expressway NE, Suite 100 Atlanta, Georgia 30329.
(10)	Includes 2,652 options exercisable within 60 days.
(11)	Includes 479 shares held by Mr. Henderson’s son, of which Mr. Henderson disclaims beneficial ownership. Also includes 8,000 common stock warrants and 17,034 options exercisable within 60 days.
(12)	Includes 12,472 options exercisable within 60 days.
(13)	Includes 10,400 common stock warrants and 6,120 options exercisable within 60 days.
(14)	Includes 4,000 common stock warrants and 14,272 options exercisable within 60 days.
(15)
Includes 98,461 shares held in a family partnership, of which shares Mr. Mansfield has sole voting power.  Also, includes 8,000 common stock warrants, 6,112 options exercisable within 60 days and 1,582 shares held by Mr. Mansfield’s minor children, over which shares Mr. Mansfield has custodial power.

(16)	Includes 33,782 shares held by Mr. McLeod’s wife, of which shares Mr. McLeod disclaims beneficial ownership. Also includes 20,000 common stock warrants and 6,928 options exercisable within 60 days.
(17)	Includes 40,000 common stock warrants and 5,296 options exercisable within 60 days.
(18)	Includes 5,920 common stock warrants and 14,272 options exercisable within 60 days.
(19)
Includes 16,440 shares held by Mr. Scruggs’ wife, of which shares Mr. Scruggs disclaims beneficial ownership and 14,619 shares held by a family limited partnership.  Also includes 8,000 common stock warrants and 14,272 options exercisable within 60 days.

(20)	Includes 3,467 options exercisable within 60 days.
(21)	Includes 800 common stock warrants and 31,254 options exercisable within 60 days.

Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans*
Equity Compensation Plans
Approved by Security Holders	912,563	$8.52	403,283

Equity Compensation Plans Not
Approved by Security Holders	n/a	n/a	n/a

*excluding securities reflected in the first column

In addition to the equity compensation plans approved by our stockholders, we have the Employee and Director Stock Purchase Program (the “SPP”).  The Bank, serving as the SPP custodian, uses funds contributed from employees and directors up to an amount specified in the SPP, matched by the Company at a rate of 50%, to purchase shares of our common stock.  A participant may request a distribution of his or her entire account at any time.  A participant’s participation in the SPP terminates immediately upon termination of employment or director status.  The SPP is administered by a committee appointed by the Board of Directors.  We may amend or terminate the SPP or suspend the employer matching contributions at any time.  For more information about the SPP, see Note 17 in the accompanying Notes to the Consolidated Financial Statements in Item 8 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain of the officers, directors and shareholders of PAB and the Bank, and affiliates of such persons, have from time to time engaged in banking transactions with the Bank.  We expect those persons to continue those transactions in the future.  Any loans or other extensions of credit the Bank made to those individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectability or present other unfavorable features.  At December 31, 2008 and December 31, 2009, loans outstanding to our officers and directors named in this report and their affiliates amounted to an aggregate of $37,948,775 and $20,836,001, respectively.

In 2005, the Board of Directors of the Bank authorized the Bank to pledge $500,000 to Valdosta State University in honor of Mr. James L. Dewar, Sr., the founder of the Bank and PAB, and Mrs. Dorothy H. Dewar.  Mr. and Mrs. Dewar are the parents of James L. Dewar, Jr.  Mr. Dewar was not present during the deliberation and vote authorizing the pledge.  During 2008 and 2009, the Bank contributed $25,000 each year towards satisfying the pledge.  At December 31, 2009, a balance of $125,000 remained on the pledge.

Thompson Kurrie, Jr., a director, is a partner in the law firm of Coleman Talley LLP., which provides various legal services to us.  During 2009, we paid Coleman Talley LLP approximately $271,000 in fees and expenses for legal services.

Walter W. Carroll, II, a director until he passed away on December 20, 2009, was the owner of Carroll Investment Group, LLC.  In August 2009, we engaged Carroll Investment Group, LLC to serve as our outside real estate advisors for the management, marketing and disposition of our other real estate owned.  Under the terms of our engagement, we will pay Carroll Investment Group an annual fee of $100,000 and a bonus for certain properties sold during the engagement.  The bonus will be equal to the greater of 1% of the sales price or any commissions that Carroll Investment Group is entitled to receive via its brokerage services, of which PAB will receive a refund of one-half of Carroll Investment Group’s portion in excess of 1% of the sales price of that property.  Our agreement with Carroll Investment Group has an initial term of one year and will automatically renew for 3-month successive periods until either we or Carroll Investment Group terminates the agreement.

On March 5, 2009, the Bank entered into a Receivables Origination Agreement and a Servicing Agreement with GreenSky Trade Credit, LLC.  Under terms of the agreement, the Bank agreed to fund up to $30,000,000 in eligible business credit card and other credit account receivables that conform with the Bank’s credit criteria.  GreenSky Trade Credit, LLC processes payments and advances and authorizes transactions under the Servicing Agreement and is paid a fee for those services.

We issued warrants for the purchase of 1,072,060 shares of our common stock at an exercise price of $3.75 per share for a term of seven years in our two private placements completed in September 2009.  Following the completion of our anticipated public offering, we intend to modify the warrants issued in the private placements to provide the warrant holders with an enhanced economic benefit for their earlier investment.  We propose to offer to each warrant holder the opportunity to exchange the holder’s existing warrant for a new warrant with:  a reduced exercise price equal to 125% of the offering price of the shares of common stock sold in the public offering; an increased number of shares that may be purchased under the warrant; and a shortened term of five years.  In evaluating this transaction, our Board of Directors engaged an outside firm to perform a valuation analysis.  Certain of our related parties may participate in the warrant exchange for an economic benefit that may exceed $120,000, though the exact amount of such benefit cannot be determined at this time.  The warrants held by members of our Board of Directors and executive officers will not be modified and will remain under the terms of their initial issuance; however, relatives of certain of our members of our Board of Directors and executive officers may participate in the warrant exchange.   Members of our Board of Directors who have relatives that may participate in the warrant exchange did not participate in the vote of the Board of Directors approving the warrant modification.

All related party transactions set forth above were subject to review by management and required approval by the Audit Committee or our disinterested directors.  We believe that the terms for all of these related party transactions are at least as favorable as those that could be obtained from a third party.  All future related party transactions will require approval by the Audit Committee for potential conflict of interest situations, as permitted under NASDAQ Listing Standards Rule 5630(a).  The term “related party transaction” is generally defined as any transaction, since January 1, 2008, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.  A “related person” is any director, director nominee, or executive officer of PAB, any holder of more than 5% of the outstanding voting securities of PAB, or any immediate family member of the foregoing persons will have a direct or indirect interest.  The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to PAB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

THE FOLLOWING REPORT OF THE AUDIT COMMITTEE SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE INCORPORATED BY REFERENCE IN ANY PREVIOUS OR FUTURE DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933 OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THAT THE COMPANY EXPRESSLY INCORPORATES SAID REPORTS BY REFERENCE IN ANY SUCH DOCUMENT.

INDEPENDENT AUDITORS

Our Board of Directors, upon the recommendation of our Audit Committee, has appointed Mauldin & Jenkins as independent auditors for the fiscal year ending December 31, 2010.  Mauldin & Jenkins audited the consolidated financial statements of the Company for the 2009 fiscal year.  We have been advised that a representative of Mauldin & Jenkins will be present at the Annual Meeting, will be given an opportunity to speak, and will be available to answer appropriate questions.

Audit Fees

The aggregate fees billed and to be billed by Mauldin & Jenkins for professional services rendered for the audit of the Company’s annual financial statements for fiscal year 2009, the review and attestation of management’s assertions related to the Company’s internal control over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q for such fiscal year were $188,000.  The aggregate fees billed by Mauldin & Jenkins for professional services rendered for the audit of the Company’s annual financial statements for fiscal year 2008, the review and attestation of management’s assertions related to the Company’s internal controls over financial reporting and the reviews of the financial statements included in the Company’s Forms 10-Q for such fiscal year were $132,500.

Audit-Related Fees

The aggregate fees, other than those disclosed under the caption Audit Fees above, billed by Mauldin & Jenkins for assurance and related services reasonably related to the performance of the audit or review of the financial statements for fiscal year 2009 were $3,000.  There were no aggregate fees, other than those disclosed under the caption Audit Fees above, billed and to be billed by Mauldin & Jenkins for consultations regarding accounting standards, reporting issues and due diligence assistance services for fiscal year 2008.

Tax Fees

The aggregate fees billed and to be billed by Mauldin & Jenkins for professional services rendered for tax compliance, tax advice and tax planning were $16,101 for fiscal year 2009 and $20,980 for fiscal year 2008.  Such fees were principally paid for tax compliance services performed by Mauldin & Jenkins.

All Other Fees

There were no fees billed by Mauldin & Jenkins for professional services rendered other than as stated under the captions Audit Fees, Audit-Related Fees and Tax Fees above for fiscal year 2009 and for fiscal year 2008.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms) to be performed for the Company by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should be approved by the Audit Committee.  The Audit Committee approved 100% of the services performed by Mauldin & Jenkins in 2009.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The consolidated financial statements, notes thereto and auditor's report thereon, filed as part hereof, are listed in the Index to Item 8 of this Report.

2.	Financial Statement Schedules.

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits.

Exhibit No.	Description

2.1	Purchase and Assumption Agreement between HeritageBank of the South and The Park Avenue Bank dated as of February 23, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010).

3.1	Amended and Restated Articles of Incorporation (restated for SEC filing purposes only).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 18, 2009).

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

4.4	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 dated October 2, 2009).

10.1
PAB Bankshares, Inc. Fourth Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

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

10.7
Employment Agreement, dated May 1, 2008, by and between M. Burke Welsh, Jr., the Bank and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated May 1, 2008).

10.8
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

10.9
Employment Agreement, dated January 1, 2003, by and between Donald J. Torbert, Jr. and the Bank (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.9.1
First Amendment to Employment Agreement, dated August 26, 2003, by and between Donald J. Torbert, Jr. and the Bank (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.9.2
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

10.11
Employment Agreement, dated October 28, 2008, by and between Nicole S. Stokes, the Bank and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2009).

10.12
Written Agreement with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance, dated July 14, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 20, 2009).

10.13
Compensatory Arrangement with Thompson Kurrie, Jr. dated April 28, 2009, the terms of which are described on the Registrant’s Current Report on Form 8-K dated April 28, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

10.14
Employment Termination Agreement among PAB Bankshares, Inc., The Park Avenue Bank and M. Burke Welsh, Jr., dated April 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 6, 2009).

10.15
Consulting Agreement among PAB Bankshares, Inc., The Park Avenue Bank and M. Burke Welsh, Jr., dated April 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 6, 2009).

10.16	Form of Investment Agreement for Series B Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2009).

10.17	Form of Investment Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

10.17.1
Form of Amendment to Investment Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009).

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
Date: March 9, 2010
	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Bradford Burnette	Director	March 9, 2010
R. Bradford Burnette

Director, Chairman
James L. Dewar, Jr.

/s/ James W. Godbee, Jr.	Director	March 9, 2010
James W. Godbee, Jr., CPA

/s/ Michael H. Godwin	Director	March 9, 2010
Michael H. Godwin

/s/ Thompson Kurrie, Jr.	Director, Vice Chairman	March 9, 2010
Thompson Kurrie, Jr.

/s/ James B. Lanier, Jr.	Director	March 9, 2010
James B. Lanier, Jr.

/s/ John E. Mansfield, Jr.	Director	March 9, 2010
John E. Mansfield, Jr.

/s/ Kennith D. McLeod	Director	March 9, 2010
Kennith D. McLeod, CPA

/s/ Douglas W. McNeill	Director, Vice Chairman	March 9, 2010
Douglas W. McNeill

/s/ Paul E. Parker	Director	March 9, 2010
Paul E. Parker

/s/ F. Ferrell Scruggs, Sr.	Director	March 9, 2010
F. Ferrell Scruggs, Sr.

/s/ Nicole S. Stokes	Executive Vice President and	March 9, 2010
Nicole S. Stokes, CPA	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Donald J. Torbert, Jr.	President and Chief Executive	March 9, 2010
Donald J. Torbert, Jr.	Officer (Principal Executive Officer)