Form 10-Q
period 2010-03-31
PAB BANKSHARES INC
filed 2010-05-11
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010 – Commission File Number 000-25422
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at April 30, 2010 was 13,795,040 shares.

i

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
Cash and due from banks	$15,220,686	$16,641,978
Interest-bearing deposits in other banks	197,949,176	169,732,493
Federal funds sold	2,000	103,825
Investment securities	149,716,808	111,541,113
Restricted equity securities	9,459,600	9,459,600

Loans	757,732,094	805,313,687
Allowance for loan losses	(30,528,897)	(29,314,145)
Net loans	727,203,197	775,999,542

Premises and equipment, net	17,870,975	18,609,472
Cash value of bank-owned life insurance policies	12,969,903	12,874,651
Foreclosed assets	95,492,705	92,117,123
Other assets	23,799,109	24,864,778

Total assets	$1,249,684,159	$1,231,944,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$95,227,644	$100,458,230
Interest-bearing demand and savings	252,662,889	250,232,355
Time	719,316,816	694,524,617
Total deposits	1,067,207,349	1,045,215,202

Federal funds purchased and securities sold under agreements to repurchase	7,606,968	10,011,024
Advances from the Federal Home Loan Bank of Atlanta	89,970,565	90,139,501
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other borrowings	20,000,000	20,000,000
Other liabilities	8,568,840	5,682,200
Total liabilities	1,203,663,722	1,181,357,927

Stockholders' equity:
Preferred stock, no par value; 10,000,000 and 1,500,000 shares authorized; no shares issued	-	-

Common stock, no par value; 300,000,000 and 98,500,000 shares authorized; 13,795,040 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	37,466,093	37,348,508
Retained earnings	5,963,818	11,295,000
Accumulated other comprehensive income	1,373,461	726,075
Total stockholders' equity	46,020,437	50,586,648

Total liabilities and stockholders' equity	$1,249,684,159	$1,231,944,575

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Interest income:
Interest and fees on loans	$9,547,535	$13,949,385
Interest and dividends on investment securities:
Taxable	1,194,728	1,890,426
Nontaxable	99,829	230,157
Other interest income	89,368	80,691
Total interest income	10,931,460	16,150,659

Interest expense:
Interest on deposits	5,212,958	7,660,956
Interest on Federal Home Loan Bank advances	859,222	1,077,245
Interest on other borrowings	256,458	220,251
Total interest expense	6,328,638	8,958,452

Net interest income	4,602,822	7,192,207

Provision for loan losses	2,000,000	1,750,000
Net interest income after provision for loan losses	2,602,822	5,442,207

Other income:
Service charges on deposit accounts	736,977	816,028
Other fee income	479,498	437,532
Securities transactions, net	144,734	16,590
Loss on sale and write-down of other assets	(1,456,002)	(127,355)
Gain on derivative instruments	63,421	782,086
Other noninterest income	237,043	180,881
Total other income	205,671	2,105,762

Other expenses:
Salaries and employee benefits	2,665,567	4,639,771
Occupancy expense of premises	523,539	608,134
Furniture and equipment expense	514,761	504,340
Other noninterest expense	4,435,808	2,373,576
Total other expenses	8,139,675	8,125,821

Loss before income tax expense	(5,331,182)	(577,852)
Income tax benefit	-	(283,166)

Net loss	$(5,331,182)	$(294,686)

Loss per common share:
Basic	$(0.39)	$(0.03)
Diluted	$(0.39)	$(0.03)

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net loss	$(5,331,182)	$(294,686)

Other comprehensive income (loss):
Unrealized losses on cash flow hedge during the period, net of tax benefit $33,719 and $261,711	(65,459)	(508,027)
Reclassification adjustment for gains on cash flow hedge included in net loss, net of tax of $21,563 and $207,472	(41,858)	(402,739)
Unrealized holding gains on securities available for sale arising during the period, net of tax of $437,996 and $115,892	850,227	224,964
Reclassification adjustment for gains on securities available for sale included in net loss, net of tax of $49,210 and $5,641	(95,524)	(10,949)
	647,386	(696,751)

Comprehensive loss	$(4,683,796)	$(991,437)

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2009

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2008	9,324,407	$1,217,065	$24,225,407	$62,467,000	$3,691,270	$91,600,742
Net loss	-	-	-	(51,172,000)	-	(51,172,000)
Other comprehensive loss	-	-	-	-	(2,965,195)	(2,965,195)
Proceeds from private placement of capital	4,470,633	-	12,772,471	-	-	12,772,471
Stock-based compensation	-	-	350,630	-	-	350,630
Balance, December 31, 2009	13,795,040	1,217,065	37,348,508	11,295,000	726,075	50,586,648
Net loss	-	-	-	(5,331,182)	-	(5,331,182)
Other comprehensive income	-	-	-	-	647,386	647,386
Stock-based compensation	-	-	117,585	-	-	117,585
Balance, March 31, 2010	13,795,040	$1,217,065	$37,466,093	$5,963,818	$1,373,461	$46,020,437

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,331,182)	$(294,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	379,261	370,181
Provision for loan losses	2,000,000	1,750,000
Net realized gain on securities transactions	(144,734)	(16,590)
Loss on disposal of assets	1,456,002	127,355
Gain on derivative instruments	(63,421)	(782,086)
Stock-based compensation expense	117,585	84,282
Increase in cash value of bank-owned life insurance	(95,252)	(104,452)
Increase (decrease) in deferred compensation accrual	38,397	(51,190)
Net change in taxes receivable and taxes payable	-	(42,499)
Decrease in interest receivable	1,014,963	310,823
Decrease in interest payable	(150,254)	(96,860)
Net increase in prepaid expenses and other assets	(296,042)	(1,074,419)
Net increase in accrued expenses and other liabilities	2,998,497	490,653
Net cash provided by operating activities	1,923,820	670,512

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in interest-bearing deposits in other banks	(28,216,683)	(12,609,342)
Decrease in federal funds sold	101,825	998,769
Purchase of debt securities	(53,124,977)	(32,174,781)
Proceeds from sales of debt securities	2,756,580	22,326,382
Proceeds from calls of debt securities	7,020,000	3,712,000
Proceeds from maturities and paydowns of debt securities	6,330,860	5,076,712
Purchase of equity investments	-	(278,454)
Proceeds from sales of loans	15,226,883	-
Net decrease in loans	21,368,918	7,731,894
Purchase of premises and equipment	(41,174)	(333,011)
Proceeds from disposal of assets	5,813,501	1,868,894
Net cash used in investing activities	(22,764,267)	(3,680,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	21,992,147	(18,405,021)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(2,404,056)	36,579
Proceeds from the Federal Home Loan Bank	5,000,000	-
Payments on Federal Home Loan Bank advances	(5,168,936)	(4,102,195)
Proceeds from the issuance of long-term debt	-	20,000,000
Net cash provided by (used in) financing activities	19,419,155	(2,470,637)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net decrease in cash and due from banks	$(1,421,292)	$(5,481,062)

Cash and due from banks at beginning of period	16,641,978	18,104,521

Cash and due from banks at end of period	$15,220,686	$12,623,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$6,478,892	$9,055,312
Taxes	$-	$(240,667)

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized gains on securities available for sale	$1,143,488	$324,266
Decrease in unrealized gain on cash flow hedges	$(168,320)	$(1,379,949)
Transfer of loans to foreclosed assets	$10,200,543	$7,955,954

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

Banking Locations	Number of Offices
South Georgia Market:
Valdosta, Lowndes County	3 (including the main office)
Lake Park, Lowndes County	1
Adel, Cook County 1	1
Bainbridge, Decatur County	3
Cairo, Grady County	1
Statesboro, Bulloch County 1	2
Baxley, Appling County 1	1
Hazlehurst, Jeff Davis County 1	1
North Georgia Market:
McDonough, Henry County	1
Stockbridge, Henry County	1
Oakwood, Hall County	1
Athens, Oconee County	1
Florida Market:
Ocala, Marion County	1

1 The Company entered into a Purchase and Assumption Agreement on February 23, 2010 to sell these offices.  Subject to regulatory approval and other customary closing conditions, the sale is expected to close during the second quarter of 2010.

The Company also owns PAB Bankshares Capital Trust II, a Delaware statutory business trust.  This non-operating subsidiary was created in 2006 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company.

NOTE 2.     BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances are eliminated in consolidation.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.     BASIS OF PRESENTATION (Continued)

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes.

NOTE 3.      REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, LIQUIDITY AND MANAGEMENT’S PLANS

Regulatory Oversight

The Company and the Bank are currently operating under heightened regulatory scrutiny and entered into a Written Agreement with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance on July 14, 2009 (the "Written Agreement"). The Written Agreement places certain requirements and restrictions on the Bank.  Under the terms of the Written Agreement, the Bank is required to prepare and submit written plans and reports to the regulators that address strengthening the Bank’s credit risk management practices, improving loan underwriting and loan administration, improving asset quality, including improving the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.  The Company submitted the requested plans to the regulators for their review on August 26, 2009.  The Company continues to supplement these plans and reports on a quarterly basis and as needed in response to comments and requests from our regulators.  While the Written Agreement remains in place, the Company may not pay dividends and may not increase debt or redeem any shares of stock without the prior written consent of the regulators.

Since the Bank entered into the Written Agreement, it has aggressively taken steps to address the components of the Written Agreement.  The Bank has taken an active role in working with the Federal Reserve and the Georgia Department to improve its financial condition and is addressing the items included in the Written Agreement on a continuing basis, including establishing new commercial real estate loan concentration limits, new policies on the use of interest reserves, and comprehensive underwriting criteria for commercial credit analysis.  The Bank has also developed plans to strengthen its problem asset management function and to reduce the level of problem assets on its balance sheet over a period of time.  The Bank is in ongoing dialogue with its regulators to remain in compliance with the terms of the Written Agreement.  Failure to adequately address the Written Agreement may result in actions by the banking regulators, including the eventual appointment of a receiver or conservator of the Bank’s assets.

Capital Adequacy

As of March 31, 2010, the Bank was considered “adequately capitalized,” not “well capitalized,” under regulatory guidelines.  Management is pursuing a number of strategic alternatives to improve the capital ratios of the Bank and to reduce the level of classified assets.   Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.      REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, LIQUIDITY AND MANAGEMENT’S PLANS (Continued)

Operating Losses

The Company incurred a net loss of $5.3 million for the three months ended March 31, 2010. This loss was largely the result of increases in non-performing assets, which caused the Company to record increased provisions for loan losses, carrying costs on foreclosed properties and losses on the sale of foreclosed properties.  Carrying costs on foreclosed assets are expected to remain elevated during the remainder of 2010 as the Company works towards liquidation of these non-performing assets.  Margin compression also contributed to the net loss for the first three months of 2010.

Liquidity

The Bank’s primary sources of liquidity are provided by its deposits, the scheduled repayments on its loans, and interest and maturities of its investments. Cash and amounts due from banks and federal funds sold can also be utilized to meet liquidity needs. At March 31, 2010, the Bank had approximately $197.8 million, or approximately 16% of its total assets, in cash balances on account at the Federal Reserve.  All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income.  If necessary, the Bank has the ability to sell a portion of its unpledged investment securities to manage its interest rate sensitivity or liquidity. Unpledged securities totaled $11.7 million at March 31, 2010.  Since the Bank is not considered “well capitalized” as of March 31, 2010, it is unable to accept, rollover, or renew any brokered deposits without prior regulatory approval. Approximately $34.0 million, or 30%, of the Bank’s existing brokered deposits are scheduled to mature in the remainder of 2010.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations through March 31, 2011.

NOTE 4.     INVESTMENT SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses are summarized as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$25,424,153	$544,109	$(26,189)	$25,942,073
State and municipal securities	9,691,737	136,456	(328,248)	9,499,945
Corporate	4,026,785	-	(156,409)	3,870,376
Mortgage-backed
GSE residential	108,035,446	1,979,208	(303,964)	109,710,690
Private-label residential	569,211	-	(4,707)	564,504
Private-label commercial	131,099	-	(1,879)	129,220
Total securities available for sale	$147,878,431	$2,659,773	$(821,396)	$149,716,808

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.     INVESTMENT SECURITIES (Continued)

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

The amortized cost and fair value of investment securities as of March 31, 2010, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due from one to five years	1,000,000	870,375
Due from five to ten years	13,746,398	14,044,987
Due after ten years	24,396,276	24,397,030
Mortgage-backed securities	108,735,757	110,404,416
	$147,878,431	$149,716,808

Securities with a carrying value of $137,200,705 and $91,299,710 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

Gains and losses on sales and calls of investment securities for three months ended March 31, 2010, and 2009 consist of the following:

	Three Months Ended March 31,
	2010	2009
Gross gains on securities transactions	$144,734	$347,210
Gross losses on securities transactions	-	(330,620)
Net realized gain on securities transactions	$144,734	$16,590

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.    INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Available for Sale Securities
March 31, 2010:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$26,189	$1,658,644	$-	$-	$26,189
State and municipal securities	1,847	246,175	326,401	4,977,074	328,248
Corporate	129,624	870,375	26,785	1,000,000	156,409
Mortgage-backed
GSE residential	303,964	21,188,448	-	-	303,964
Private-label residential	-	-	4,707	564,503	4,707
Private-label commercial	-	-	1,879	129,220	1,879
Total securities available for sale	$461,624	$23,963,642	$359,772	$6,670,797	$821,396

Available for Sale Securities
December 31, 2009:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$247,182	$16,526,513	$-	$-	$247,182
State and municipal securities	8,504	584,492	385,197	4,917,796	393,701
Corporate	143,160	856,840	55,332	972,500	198,492
Mortgage-backed
GSE residential	217,795	15,005,641	-	-	217,795
Private-label residential	-	-	5,271	601,448	5,271
Private-label commercial	-	-	2,468	173,981	2,468
Total securities available for sale	$616,641	$32,973,486	$448,268	$6,665,725	$1,064,909

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market conditions warrant such evaluation.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and dilutive potential common shares.  Potential common shares consist of stock options and warrants.

The components used to calculate basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 follow.

	Three Months Ended March 31,
	2010	2009
Basic loss per share:
Net loss	$(5,331,182)	$(294,686)

Weighted average common shares outstanding	13,795,040	9,324,407

Loss per common share	$(0.39)	$(0.03)

Diluted loss per share:
Net loss	$(5,331,182)	$(294,686)

Weighted average common shares outstanding	13,795,040	9,324,407
Effect of dilutive stock options and warrants	-	-
Weighted average diluted common shares outstanding	13,795,040	9,324,407

Loss per common share	$(0.39)	$(0.03)

As of March 31, 2010 and 2009, total options and warrants to purchase common shares of  1,948,150 and 708,389, respectively, were outstanding but not included in the computation of diluted earnings per share because they were determined to be anti-dilutive.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At March 31, 2010, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market value on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At March 31, 2010, there were 31,926 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,428,000 stock options to directors, employees, consultants and advisors of the Company.  At March 31, 2010, there were 435,250 shares available for grant and there were 838,113 options outstanding that were granted under the 1999 Stock Option Plan.

At March 31, 2010, there was approximately $864,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.79 years.

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS

Accounting Policy for Derivative Instruments and Hedging Activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate loan assets and variable rate borrowings.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	As of March 31, 2010		As of December 31, 2009		As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815:
Interest Rate Products	Other Assets	$-	Other Assets	$-	Other Liabilities	$-	Other Liabilities	$-

Total derivatives designated as hedging instruments under FASB ASC 815		$-		$-		$-		$-

Derivatives not designated as hedging instruments under FASB ASC 815:
Interest Rate Products	Other Assets	$512	Other Assets	$13,757	Other Liabilities	$-	Other Liabilities	$-

Total derivatives not designated as hedging instruments under FASB ASC 815		$512		$13,757		$-		$-

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy to protect the company against interest rate movements above the strike rate of the cap in exchange for an upfront premium.  Historically the Company also has used interest rate collars and floors as part of its interest rate risk management strategy.  Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the purchased floor and the payment of variable-rate amounts if interest rates rise above the cap rate on the sold cap.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.

During 2009, such derivatives were used to hedge the variable cash outflows and inflows associated with the Company’s floating rate deposit accounts and prime-based floating-rate loans.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portions of the change in fair value of the derivatives are recognized directly in earnings as a component of other non-interest income/expense.  As of March 31, 2010, the Company had one outstanding interest rate cap with a notional amount of $25 million that had failed to qualify for hedge accounting due to a mismatch between the cap notional and the aggregate principal amount of floating-rate deposit accounts.  The interest rate cap failed to qualify for hedge accounting as of September 30, 2009, and accordingly all changes in value subsequent to June 30, 2009 were recognized directly in earnings.  During 2009, the Company also had interest rate floors and collars associated with existing pools of prime-based floating-rate loans.  One of the Company’s interest rate collars failed to qualify for hedge accounting as of March 31, 2009 due to a mismatch between the collar notional and the aggregate principal amount of the designated loan pools.  All changes in value subsequent to December 31, 2008 were recognized directly in earnings through the date of termination.  Refer to amounts disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments under FASB ASC 815” throughout this footnote for information regarding changes in value for derivatives that failed to qualify in hedging relationships.  During the three months ended March 31, 2010, the Company did not recognize any hedge ineffectiveness.  During the three months ended March 31, 2009, the Company recognized a gain of $616 due to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $256,414 will be reclassified as an increase to interest income and $42,111 will be reclassified as an increase to interest expense.  During the three months ended March 31, 2010 the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions related to the Company’s interest rate cap and two interest rate collar’s becoming probable not to occur.  The accelerated amount for the three months ended March 31, 2010 was a gain of $82,387.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2010.

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$-	$14,166	Interest Income	$85,933	$1,478,092	Other Income	$-	$616
			Other Income	$82,387
Total	$-	$14,166		$168,320	$1,478,092		$-	$616

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  As of March 31, 2010 the Company had one outstanding derivative, a $25 million dollar notional cap, which failed to qualify for hedge accounting as of September 30, 2009 due to a mismatch between the cap notional and the money market account balances being hedged.  Subsequently, the changes in fair value of the cap from June 30, 2009 are recognized directly in earnings.

During the quarter ended June 30, 2009 the Company terminated a $25 million notional collar that failed to qualify for hedge accounting; accordingly, the changes in fair value of the collar during the three months ended March 31, 2009 of $89,200 has been recognized directly in earnings as a gain.

Effect of Derivative Instruments on the Income Statement (Continued)

Derivatives Not Designated as Hedging Instruments Under	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivatives Three Months Ended March 31,
FASB ASC 815	Derivatives	2010	2009

Interest Rate Products	Other Income / Expense	$(13,245)	$89,200

Total		$(13,245)	$89,200

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

On January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820").  It defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The Company uses floor and collar derivative contracts to manage its interest rate risk.   The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate options are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below the strike rate of the floors or rise above the strike price of the collar.  The variable interest rates used in the calculation of projected receipts on the floor (cap) are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.  To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2010 and December 31, 2009.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of March 31, 2010:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$-	$149,716,808	$-	$149,716,808
Derivative financial instruments	-	512	-	512
Total fair value of assets on a recurring basis	$-	$149,717,320	$-	$149,717,320

As of December 31, 2009:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$-	$111,541,113	$-	$111,541,113
Derivative financial instruments	-	13,757	-	13,757
Total fair value of assets on a recurring basis	$-	$111,554,870	$-	$111,554,870

Assets Measured at Fair Value on a Nonrecurring Basis
The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  During the first quarter of 2010, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $124,312,000 as of March 31, 2010.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as nonrecurring Level 3.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2010 and the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying value at March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the Quarter Ended March 31, 2010

Nonperforming loans	$-	$-	$124,311,991	$124,311,991	$-
Foreclosed assets	-	2,729,300	3,207,482	5,936,782	(1,477,225)
Total fair value of assets on a nonrecurring basis	$-	$2,729,300	$127,519,473	$130,248,773	$(1,477,225)

	Carrying value at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the Quarter Ended March 31, 2009

Nonperforming loans	$-	$-	$80,723,630	$80,723,630	$-
Foreclosed assets	-	20,313,388	71,803,735	92,117,123	(121,013)
Total fair value of assets on a nonrecurring basis	$-	$20,313,388	$152,527,365	$172,840,753	$(121,013)

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
(UNAUDITED)

NOTE 8.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and Balances Due From Banks, Interest-Bearing Deposits in Other Banks and Federal Funds Sold:  The carrying amount of cash and balances due from banks, interest-bearing deposits at other financial institutions and federal funds sold approximates fair value.

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

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, Advances from Federal Home Loan Bank and Other Borrowings:  The carrying amount of variable rate borrowings, federal funds purchased and securities sold under agreements to repurchase approximate fair value. The fair value of fixed rate  borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.  The fair value of borrowings with convertible features is based on available quoted market values.

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair value of the Company's financial instruments as of March 31, 2010 and December 31, 2009 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$213,172,000	$213,172,000	$186,478,000	$186,478,000
Investment securities	149,717,000	149,717,000	111,541,000	111,541,000
Restricted equity securities	9,460,000	9,460,000	9,460,000	9,460,000
Loans, net	727,203,000	729,611,000	776,000,000	777,400,000
Cash flow hedge derivative instrument	1,000	1,000	14,000	14,000
Deposits	1,067,207,000	1,078,384,000	1,045,215,000	1,057,778,000
Federal funds purchased and securities sold under agreements to repurchase	7,607,000	7,607,000	10,011,000	10,011,000
Advances from the FHLB	89,971,000	88,246,000	90,140,000	88,829,000
Other borrowings	20,000,000	21,728,000	20,000,000	22,489,000
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTE 9.  SEGMENT REPORTING

The Company has four reportable segments, the South Georgia market, the North Georgia market, the Florida market and the Treasury segment.  The South Georgia market includes the Company’s locations in Lowndes County, Cook County, Decatur County, Appling County, Bulloch County, Jeff Davis County and Grady County.  The North Georgia market includes the Company’s current and former locations in Henry County, Hall County, Oconee County, Forsyth County and Gwinnett County.  The Florida market includes the Company’s current and former locations in Marion County, St. Johns County and Duval County.  Our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the "Treasury" segment.  The Treasury segment also includes the administrative and operational support facilities of the Company, such as accounting, internal audit, credit administration, marketing, information technology, human resources and operations.  All four segments derive revenues from the delivery of financial services, which include commercial loans, mortgage loans, consumer loans and deposit accounts.  The South Georgia, North Georgia and Florida markets are managed as separate business units because of their different geographic areas and the Treasury segment is managed separately because it provides support services to the other markets.

The Company evaluates performance and allocates resources based on profit or loss from operations.  There are no material inter-segment sales or transfers.  Net interest revenue is used as the basis for performance evaluation rather than its components, total interest revenue and total interest expense.    The Company uses a funds transfer pricing system to credit or charge the segments with the economic value or cost of the funds the segments create or use.  All costs have been allocated to the reportable segments, therefore, combined segment amounts agree to the consolidated totals.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  SEGMENT REPORTING (Continued)

	South Georgia	North Georgia	Florida	Treasury	Total
	(In thousands)
Three Months ended March 31, 2010
Net interest income	$3,585	$1,582	$269	$(833)	$4,603
Provision for loan losses	3,520	(444)	2,453	(3,529)	2,000
Noninterest income (expense)	757	(1,332)	22	759	206
Noninterest expense	2,028	2,072	967	3,073	8,140
Income tax expense (benefit)	-	-	-	-	-
Net income (loss)	(1,206)	(1,377)	(3,129)	381	(5,331)
Total assets	350,921	384,762	80,295	433,706	1,249,684

Three Months ended March 31, 2009
Net interest income	3,772	2,519	767	134	7,192
Provision for loan losses	1,499	3,170	921	(3,840)	1,750
Noninterest income (expense)	954	(6)	35	1,123	2,106
Noninterest expense	2,201	1,660	467	3,798	8,126
Income tax expense (benefit)	349	(788)	(199)	355	(283)
Net income (loss)	677	(1,529)	(387)	944	(295)
Total assets	397,414	458,363	105,149	386,142	1,347,068

NOTE 10.  SUBSEQUENT EVENT

On Apri1 14, 2010 the Company filed an Amended Registration Statement on Form S-1/A with the Securities and Exchange Commission, for the purpose of registering up to $92,000,000 of the Company’s common stock.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on this page are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, economic conditions, real estate markets and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, the “Company”, “we”, “us”, or “our” refer to PAB Bankshares, Inc.  When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values; (2) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta, may continue to negatively affect our financial results; (3) our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen; (4) restrictions or conditions imposed by our regulators on our operations, including the terms of our written agreement with the Federal Reserve Board and the Georgia Department of Banking and Finance, may make it more difficult for us to achieve our goals; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitive pressures among depository and other financial institutions may increase significantly; (7) changes in the interest rate environment may reduce margins or the volumes or values of the loans we make; (8) competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can; (9) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (10) adverse changes may occur in the bond and equity markets; (11) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (12) we may not close the sale of five of our South Georgia branches when we anticipate or at all; (13) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (14) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. Any forward-looking statement speaks only as of the date that the statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which we made the statement or to reflect the occurrence of unanticipated events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere.  Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Our operating subsidiary, The Park Avenue Bank, is a $1.25 billion community bank with 18 branches in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to commercial and individual customers in our markets.  Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market.  Our offices in Lowndes, Cook, Decatur, Grady, Bulloch, Appling and Jeff Davis counties are collectively referred to as our “South Georgia” market.  Our offices in Henry, Hall and Oconee counties are collectively referred to as our “North Georgia” market.  Our office in Marion County is referred to as our “Florida” market.  In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury”.  In January 2009, we closed our branch and loan production office in Snellville, Georgia and our branch in Jacksonville, Florida due to the economic downturn and disappointing results from these markets.  In January 2010, we closed our loan production offices in Forsyth County, Georgia and St. Johns County, Florida in a further effort to reduce expenses.  On February 23, 2010, we entered into a Purchase and Assumption Agreement whereby we agreed to sell our five branches located in Cook, Bulloch, Appling and Jeff Davis counties to HeritageBank of the South.  The closing of the transaction is subject to regulatory approval and other customary closing conditions and is expected to be completed in the second quarter of 2010.

The tables below provide summary demographic data on each of our markets.

Market/ County	Number of Offices	Total Loans1	Total Deposits1	Market Share (%)2	Market Share Rank2

South Georgia
Lowndes	4	$235,861	$238,352	20.3	2
Cook3	1	9,124	51,176	26.0	2
Decatur	3	36,309	108,566	29.6	1
Grady	1	10,676	20,713	8.5	5
Appling3	1	12,706	37,620	15.4	5
Jeff Davis3	1	8,978	48,782	29.1	2
Bulloch3	2	30,360	48,251	4.9	6
	13	$344,014	$553,460
North Georgia
Henry	2	$152,466	$65,997	3.5	9
Hall	1	114,355	37,835	1.6	13
Oconee	1	39,652	19,976	2.0	9
	4	$306,473	$123,808

Florida
Marion	1	$66,880	$173,215	3.4	6
	1	$66,880	$173,215
___________________________
1
Dollar amounts are presented in thousands as of March 31, 2010.  Amounts exclude $40.4 million in loans and $216.7 million in deposits assigned to the Treasury that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

2	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2009.
3
The Company entered into a Purchase and Assumption Agreement on February 23, 2010 to sell these offices.  Subject to regulatory approval and other customary closing conditions, the sale is expected to close during the second quarter of 2010.

					Median 2009
Market/	Total	Population	Employment	Unemployment	Household
County	Population1	Growth (%)2	Growth (%)3	Rate (%)4	Income ($)5

Selected Georgia Counties:
South Georgia:
Appling6	18,011	3.4	1.1	9.6	36,176
Bulloch6	69,213	23.6	(3.2)	8.9	36,618
Cook6	16,603	5.3	(5.4)	13.1	32,980
Decatur	28,838	2.1	(3.6)	12.5	35,129
Grady	25,187	6.5	(4.0)	9.5	35,015
Jeff Davis6	13,659	7.7	(4.4)	13.9	32,465
Lowndes	106,814	15.9	(4.1)	8.4	41,277
North Georgia:
Hall	187,743	34.8	(5.6)	9.0	57,198
Henry	195,370	63.7	(6.5)	10.2	72,929
Oconee	33,320	27.1	(3.1)	5.8	66,899

State of Georgia	9,829,211	20.1	(4.9)	10.0	56,761

Selected Florida Counties:
Marion	328,547	26.9	(5.0)	13.8	40,201

State of Florida	18,537,969	16.0	(4.6)	11.5	50,413

National Total	307,006,550	9.1	(3.8)	9.5	54,719
____________________
1	Estimated July 1, 2009 poulation provided by the U.S. Census Bureau.
2	Estimated percentage population change from 2000 to 2009 provided by the U.S. Census Bureau.
3
Total employment growth (not seasonally adjusted) for the Fourth Quarter 2009 year-to-date percentage change from the prior year’s year-to-date data provided by the Bureau of Labor Statistics Household Survey.

4	Unemployment rate (not seasonally adjusted) for the Fourth Quarter 2009 provided by the Bureau of Labor Statistics.
5	Based on actual 2009 market demographics provided by SNL Financial.
6
The Company entered into a Purchase and Assumption Agreement on February 23, 2010 to sell these offices.  Subject to regulatory approval and other customary closing conditions, the sale is expected to close during the second quarter of 2010.

FINANCIAL CONDITION

During the three months ended March 31, 2010, our total assets increased $17.7 million, or 1.4% to $1.25 billion.  Our loan portfolio decreased $47.6 million, or 5.9% to $757.7 million at March 31, 2010 from $805.3 million at December 31, 2009.  During the first quarter of 2010, $15.2 million of loans were sold to another financial institution.  During the three months ended March 31, 2010, $10.5 million of loans were transferred from loans to foreclosed assets and $6.0 million of foreclosed assets were sold.  Total deposits increased $22.0 million, or 2.1% to $1.07 billion at March 31, 2010 from $1.05 billion at December 31, 2009. The increase in total deposits is primarily the result of a $51.8 million increase in internet time deposits (bank deposits solicited via multiple internet services), a $9.0 million increase in retail time deposits, and a $2.4 million increase in interest-bearing demand and savings accounts, offset by a $19.3 million decrease in brokered deposits (bank deposits solicited by a third-party broker), a $16.7 million decrease in retail time deposits placed in the CDARs program, and a $5.2 million decrease in noninterest-bearing deposits.  During the first quarter of 2009, the Bank issued $20 million of three-year, fixed rate unsecured debt under the FDIC’s Temporary Liquidity Guarantee Program.

The following table summarizes our loan and deposit portfolios classified by type and market as of March 31, 2010.

	South	North
As of March 31, 2010	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$24,560	$36,582	$1,806	$15,447	$78,395
Agricultural (including loans secured by farmland)	33,499	2,749	6,148	-	42,396
Real estate – construction and development	69,753	83,215	26,367	1,983	181,318
Real estate – commercial	94,751	137,954	21,236	10,400	264,341
Real estate – residential	111,609	45,613	11,155	3,466	171,843
Installment loans to individuals and other loans	9,680	481	280	9,101	19,542
	343,852	306,594	66,992	40,397	757,835
Deferred loan fees and unearned interest, net	163	(120)	(113)	(33)	(103)
	344,015	306,474	66,879	40,364	757,732
Allowance for loan losses	(13,142)	(11,846)	(3,716)	(1,825)	(30,529)
Net loans	$330,873	$294,628	$63,163	$38,539	$727,203
Percentage of total	45.5%	40.5%	8.7%	5.3%	100.0%

Deposits
Noninterest-bearing demand	$74,144	$15,128	$2,837	$3,119	$95,228
Interest-bearing demand and savings	196,264	27,595	28,264	539	252,662
Retail time less than $100,000	162,890	45,432	93,644	159	302,125
Retail time greater than or equal to $100,000	109,383	33,613	48,470	113	191,579
Retail time placed in CDARs program	10,779	2,040	-	-	12,819
Brokered time1	-	-	-	113,701	113,701
Internet time1	-	-	-	99,093	99,093
Total deposits	$553,460	$123,808	$173,215	$216,724	$1,067,207
Percentage of total	51.9%	11.6%	16.2%	20.3%	100.0%

1  Brokered time deposits are defined as bank deposits solicited by a third-party broker.  Internet time deposits are defined as bank deposits solicited via multiple internet services.

Included in the table above, are approximately $57.1 million in loans to customers of our South Georgia, North Georgia, and Treasury offices that are secured by real estate in Florida.

Since the second half of 2007, finished housing inventories and the supply of vacant developed lots in several of our markets in the Atlanta MSA remain high, although the number of home sales, new building permits and housing starts has decreased.  The table below summarizes, from data available to the Company, the inventory supply trends for housing and vacant developed lots for select counties on the south side of the Atlanta MSA where we have a significant presence in residential real estate construction and development loans and other real estate owned.  These statistics are based on estimated absorption rates using actual house sales compared to the number of houses for sale and housing starts and/or building permits compared to the number of vacant developed lots available.  The actual absorption periods may differ from these estimates given changes in the future volume of home sales and housing starts.

For the Quarter Ended	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09	Mar-08	Mar-07
Housing Inventory:	(Number of Months Supply)
Henry County	8.4	9.4	11.4	11.9	12.7	12.6	9.3
Clayton County	11.5	9.1	17.7	18.5	16.7	9.3	12.5
Newton County	11.0	10.7	10.1	10.4	12.9	12.3	7.9
South Fulton County	10.2	10.4	11.5	8.7	9.7	9.1	7.5

Vacant Developed Lots Inventory:
Henry County	514.8	300.1	631.5	362.9	348.8	113.0	37.0
Clayton County	2,307.5	304.4	772.9	436.8	273.9	62.0	29.0
Newton County	687.6	620.5	649.0	410.3	399.9	93.0	29.0
South Fulton County	288.5	291.8	399.2	192.7	161.7	67.0	26.0

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09
	(Dollars In Thousands)
Commercial and financial	$78,395	$84,771	$88,863	$84,599	$82,534
Agricultural (including loans secured by farmland)	42,396	40,215	44,470	45,774	44,671
Real estate – construction and development	181,318	204,663	269,804	290,949	314,863
Real estate – commercial	264,341	275,927	283,404	285,731	274,338
Real estate – residential	171,843	174,879	181,048	183,074	191,388
Installment loans to individuals and other loans	19,542	24,949	24,561	29,790	32,740
	757,835	805,404	892,150	919,917	940,534
Deferred loan fees and unearned interest, net	(103)	(90)	(169)	(219)	(255)
Total loans	757,732	805,314	891,981	919,698	940,279
Allowance for loan losses	(30,529)	(29,314)	(40,000)	(19,719)	(20,403)
Net loans	$727,203	$776,000	$851,981	$899,979	$919,876

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09
Commercial and financial	10.35%	10.53%	9.96%	9.20%	8.78%
Agricultural (including loans secured by farmland)	5.59%	4.99%	4.99%	4.98%	4.75%
Real estate – construction and development	23.93%	25.41%	30.25%	31.63%	33.49%
Real estate – commercial	34.88%	34.26%	31.77%	31.07%	29.18%
Real estate – residential	22.68%	21.72%	20.30%	19.90%	20.35%
Installment loans to individuals and other loans	2.58%	3.10%	2.75%	3.24%	3.48%
	100.01%	100.01%	100.02%	100.02%	100.03%
Deferred loan fees and unearned
interest, net	-0.01%	-0.01%	-0.02%	-0.02%	-0.03%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-4.03%	-3.64%	-4.48%	-2.14%	-2.17%
Net loans	95.97%	96.36%	95.52%	97.86%	97.83%

At March 31, 2010, the loan portfolio was $757.7 million compared to $805.3 million at December 31, 2009, a decrease of $47.6 million, or 5.9%.  The composition of the loan portfolio has shifted as commercial real estate mortgages increased from 30.8% of our portfolio in 2005 to 34.9% at the end March 2010, and construction and land development loans decreased from 35.7% of our portfolio to 23.9% of our portfolio over the same time frame.  A large portion of our construction and development loans are in our North Georgia market.  Of the $181.3 million in construction and development loans outstanding at the end of March 2010, $83.2 million, or 45.9%, were originated in our North Georgia offices.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	March 31, 2010		December 31, 2009		March 31, 2009
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$78,660	43.4%	$83,868	41.0%	$129,628	41.2%
Commercial and multi-family	51,047	28.2%	58,477	28.6%	95,669	30.4%
Construction
Residential:
1-4 family residential spec	5,961	3.3%	10,364	5.1%	17,019	5.4%
1-4 family residential pre-sold	379	0.2%	304	0.1%	112	0.1%
1-4 family residential other	7,149	3.9%	14,501	7.1%	21,356	6.8%
Commercial:
Commercial owner-occupied	1,005	0.6%	704	0.3%	2,297	0.7%
Commercial not owner-occupied	28,469	15.6%	27,994	13.7%	35,689	11.3%
Other:
Hotel/motel	2,575	1.4%	2,427	1.2%	8,554	2.7%
Multi-family properties	3,936	2.2%	4,512	2.2%	-	0.0%
Special purpose property	2,137	1.2%	1,512	0.7%	3,319	1.0%
Other	-	0.0%	-	0.0%	1,220	0.4%
Total construction and development loans	$181,318	100.0%	$204,663	100.0%	$314,863	100.0%
Percentage of total loans	23.9%		25.4%		33.5%

	March 31, 2010		December 31, 2009		March 31, 2009
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$37,976	14.4%	$40,718	14.8%	$42,075	15.3%
Retail	18,340	6.9%	18,576	6.7%	19,581	7.1%
Other	32,461	12.3%	39,783	14.4%	40,546	14.8%
Not owner-occupied:
Office	27,411	10.4%	27,342	9.9%	24,896	9.1%
Retail	36,234	13.7%	36,525	13.2%	35,586	13.0%
Other	23,722	9.0%	24,035	8.7%	24,198	8.8%
Other:
Hotel/motel	25,507	9.6%	25,756	9.3%	15,826	5.8%
Industrial	4,102	1.6%	4,300	1.6%	4,598	1.7%
Multi-family properties	17,670	6.7%	19,462	7.1%	22,822	8.3%
Special purpose property	40,918	15.4%	38,748	14.0%	39,459	14.4%
Other	0	0.0%	682	0.3%	4,751	1.7%
Total commercial real estate loans	$264,341	100.0%	$275,927	100.0%	$274,338	100.0%
Percentage of total loans	34.9%		34.3%		29.1%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09
	(Dollars In Thousands)
Noninterest-bearing demand	$95,228	$100,458	$106,573	$108,973	$111,472
Interest-bearing demand and savings	252,662	250,232	241,073	245,459	250,325
Retail time less than $100,000	302,125	305,381	317,403	320,834	330,854
Retail time greater than or equal to $100,000	191,579	179,325	184,339	191,852	198,768
Retail time placed in CDARs programs	12,819	29,532	41,799	35,190	53,712
Brokered time1	113,701	133,012	119,237	134,074	160,167
Internet time1	99,093	47,275	19,214	-	-
Total deposits	$1,067,207	$1,045,215	$1,029,638	$1,036,382	$1,105,298

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09
Noninterest-bearing demand	8.92%	9.61%	10.35%	10.51%	10.09%
Interest-bearing demand and savings	23.68%	23.94%	23.41%	23.68%	22.65%
Retail time less than $100,000	28.31%	29.22%	30.83%	30.96%	29.93%
Retail time greater than or equal to $100,000	17.95%	17.15%	17.90%	18.51%	17.98%
Retail time placed in CDARs program	1.20%	2.83%	4.06%	3.40%	4.86%
Brokered time1	10.65%	12.73%	11.58%	12.94%	14.49%
Internet time1	9.29%	4.52%	1.87%	-	-
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

1Brokered time deposits are defined as bank deposits solicited by a third-party broker.  Internet time deposits are defined as bank deposits solicited via multiple internet services.

RESULTS OF OPERATIONS

During the three months ended March 31, 2010, we incurred a net loss of $5.3 million, or ($0.39) per diluted share, as compared to a net loss of $295,000, or ($0.03) per diluted share, during the same period in 2009.  The $5.0 million increase in net loss is the net result of a $2.6 million decrease in net interest income, a $250,000 increase in the provision for loan loss expense, a $1.3 million increase in the loss on sale and write-down of other assets, a $571,000 decrease in noninterest income, a $14,000 increase in other expenses, and a $283,000 decrease in income tax benefit.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended March 31, 2010 were -1.74% and -43.5%, respectively, compared to a -0.09% ROA and a -1.3% ROE for the same period in 2009.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of a financial institution’s profitability is net interest income, or the difference between the interest earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended March 31, 2010, our net interest income on a taxable-equivalent basis was $4.7 million, a 36.3% decrease from the $7.3 million in net interest income for the first quarter of 2009.  The decrease in net interest income is due to a 32.5% decrease in interest income offset in part by a 29.4% decrease in interest expense.  During the first quarter of 2010, the average balance of our earning assets decreased 13.0% compared to the same period in 2009.  The average balances of our interest-bearing liabilities decreased by 6.2%.  The average yield on our earning assets decreased 117 basis points from 5.21% during the first quarter of 2009, to 4.04% for the first quarter of 2010.  The average rates paid for our funds decreased 78 basis points from 3.14% during the first quarter of 2009, to 2.36% for the first quarter of 2010.  As a result of these rate decreases, our net interest spread declined by 39 basis points from 2.07% during the first quarter of 2009, to 1.68% for the same period in 2010.

Net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the first quarter of 2010 was 1.71%, 34 basis points lower than our net interest margin of 2.05% for the fourth quarter of 2009, and  63 basis points lower than the 2.34% recorded for the first quarter of 2009.  Because of economic conditions and illiquidity in our loan portfolio, we are carrying approximately $150 million in excess liquidity at a negative net spread that adversely impacted the net interest margin by 22 basis points during the first quarter of 2010.  A portion of the decrease in interest income is due to our nonperforming assets negatively impacting the net interest margin by 103 basis points during the first quarter of 2010, compared to a 88 basis point impact in the fourth quarter of 2009 and a 32 basis point impact in the first quarter of 2009.  We do not expect our net interest margin in 2010 to increase back to 2008 levels, considering the increase in nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

The following table details the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months ended March 31, 2010 and 2009.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended March 31,	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$783,524	$9,548	4.94%	$947,030	$13,949	5.97%
Investment securities:
Taxable	121,088	1,195	4.00%	149,823	1,890	5.12%
Nontaxable	9,787	151	6.27%	23,358	354	6.15%
Other short-term investments	186,867	89	0.19%	146,099	81	0.22%
Total interest-earning assets	$1,101,266	$10,983	4.04%	$1,266,310	$16,274	5.21%

Interest-bearing liabilities:
Demand deposits	$218,545	$320	0.59%	$214,468	$291	0.55%
Savings deposits	37,458	23	0.25%	34,200	21	0.25%
Time deposits	702,150	4,870	2.81%	769,994	7,349	3.87%
FHLB advances	89,724	859	3.88%	108,705	1,077	4.02%
Notes payable	30,310	242	3.24%	21,199	183	3.50%
Other short-term borrowings	7,867	15	0.75%	8,931	37	1.69%
Total interest-bearing liabilities	$1,086,054	$6,329	2.36%	$1,157,497	$8,958	3.14%

Interest rate spread			1.68%			2.07%

Net interest income		$4,654			$7,316

Net interest margin			1.71%			2.34%

Reconciliation of Non-GAAP Measure

The reconciliation of net interest margin to net interest margin, as adjusted for the impact of nonperforming loans and excess liquidity follows:

	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09
Selected quarterly financial data:
Net interest margin:	1.71%	2.05%	2.45%	2.65%	2.34%
Impact of nonperforming loans	1.03%	0.88%	0.47%	0.34%	0.32%
Impact of excess liquidity	0.22%	0.15%	0.14%	0.14%	0.17%
Net interest margin, as adjusted for impact of nonperforming loans and excess liquidity	2.96%	3.08%	3.06%	3.13%	2.83%

The table presented above contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”).  Management uses the non-GAAP measure of “net interest margin as adjusted for the impact of nonperforming loans and excess liquidity” in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net interest income to exclude the effects of nonperforming loans and excess liquidity carried on the balance sheet.  Because certain of these items and their impact on the Company’s performance are difficult to predict and unusual during these extraordinary economic times, management believes presentation of financial measures excluding the impact of those items provides useful supplemental information in evaluating the operating results of the Company’s core business and assessing trends in the Company’s core operations reflected in the current quarter and previous four quarters.  These disclosures should not be viewed as a substitute for net interest margin as determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

At March 31, 2010, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, investement securities and restricted equity securities) to total assets was 29.8%, compared to 25.0% at December 31, 2009. It is our policy to maintain a ratio of liquid assets to total assets of at least 15%. Excess liquidity is defined as the amount by which our liquid assets exceed the amount of liquid assets necessary to comply with our policy of 15%.  We had excess liquidity of $185 million and $123 million at March 31, 2010 and December 31, 2009, respectively. We continued to increase liquidity to meet our funding needs and to have funds on hand for other contingencies through this economic recession.

Provision for Loan Losses
During the first quarter of 2010, we provided $2 million to our allowance for loan losses due to an increase in nonperforming loans, a decrease in the valuation of underlying collateral on previously recognized nonperforming loans and further deterioration in real estate market conditions.  Additional provisions for loan losses in the second and third quarters of 2010 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality deteriorates from current levels or if we attempt to aggressively liquidate our collateral on these impaired loans under current market conditions.

For the first three months of 2010, we charged-off $938,000 in loans and recovered $153,000 in previously charged-off loans.  The $785,000 in net charge-offs for the quarter resulted in an annualized 0.41% ratio of net charge-offs to average loans, which is lower than our 2009 net charge-off ratio of 4.50% and our five-year average net charge-off ratio of 1.24%.  At March 31, 2010, the allowance for loan losses as a percentage of total loans was 4.03%, compared to 3.64% at December 31, 2009.

We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio.  As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.  The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio.  Early in 2008 we created a Special Assets Group, which reports to our chief credit officer and is comprised of bankers, workout specialists, real estate professionals and collections and recovery department personnel.  Once a loan is classified as a troubled loan or falls into a default or workout/collection situation, it is turned over to our Special Assets Group to manage the resolution process.  The Special Assets Group provides assessments and progress reports to our Problem Asset Committee.  Our Problem Asset Committee consists of senior members of management with expertise in credit administration, collections, accounting and real estate.  The Problem Asset Committee has direct responsibility for assessing the adequacy of the risk-grading process, determining the specific allowance valuations and affirming the methodology used for determining the adequacy of our allowance for loan losses.  The Problem Asset Committee reviews the assessments on all nonperforming assets over $100,000 on a quarterly basis and all nonperforming assets over $500,000 on a monthly basis.  The assessments prepared by the Special Assets Group are supplemented with independent reviews conducted by our credit administration and internal audit departments.  Further, loan officers prepare written updates on all problem loans of $100,000 or greater on a quarterly basis.  These regular meetings also include a review of OREO and Other Assets where the Bank has taken ownership as full or partial satisfaction of debt.  The loan officer reviews the status of these loans on an ongoing basis with the market president and/or credit administration.  We have also engaged an independent, external loan review firm to perform quarterly targeted reviews of a cross-section of our loan portfolio.  These independent loan reviews are designed to verify the accuracy of our internal risk-grading process and compliance with our loan policy and regulatory and accounting guidance.  Further, we have engaged a commercial real estate brokerage firm to serve as external real estate advisors for the management, marketing and disposition of our other real estate owned (“OREO”).

Appraisals or other collateral value assessments are generally updated when one of several different circumstances occur; when doing loan renewals or modifications, when loans are down-graded to non-pass risk rating grades, when it becomes apparent that a loan is collaterally dependent, and/or when the Bank determines it is in its best interest to take possession of the underlying collateral. Factors typically used in determining the need to obtain a current appraisal include the existence of any adverse physical changes in the condition of the collateral since the last appraisal, whether there have been any material changes in market conditions which would adversely effect collateral value, whether there has been any material adverse change in the financial condition of the borrower and/or guarantors, whether the original appraisal contained assumptions that are no longer valid and whether or not the use, or planned use of the collateral is different from the use identified in the last appraisal. In addition, other factors include whether or not any additional funds are being advanced under a renewal or modification, the nature of and reasons behind a modification, whether or not the loan can be repaid via verifiable sources other than the sale of the underlying collateral, and the age of the existing collateral evaluation. When the Bank takes possession of collateral, a current collateral evaluation is required to document the carrying value of the asset on the Bank’s balance sheet and policy requires all value assessments to be updated annually for assets with a carrying value of $250,000 or greater, or reviewed and updated as needed for assets with carrying values below $250,000.  However, if the Bank receives information on property sales in an area or appraisals of similar properties in an area near the property in question, the Bank may take write downs or establish specific reserves on these assets prior to receiving updated appraisals.

We began implementing these new procedures to better track those loan relationships that, by policy, require annual reviews of the loan/relationship in September 2009 and we conducted a full review of all real estate secured loans of $250,000 or more that were rated 6 (special mention) or worse to ensure current appraisals were in the loan file in November 2009.

We have a comprehensive methodology for determining the adequacy of our allowance for loan losses.  We perform an allowance analysis quarterly that is broken down into two components, specific allowances for individual loans and general allowances for pools of loans identified by loan type, credit risk grades and delinquency status.  The Problem Asset Committee has the responsibility for assessing the risk elements, determining the specific allowance valuations, and affirming the methodology used.  The Board of Directors reviews management’s assessment and affirms the amount recorded.

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by FASB ASC 310-10-35, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $500,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  As of March 31, 2010, we had current (dated within 12 months of March 31, 2010) third party appraisals of the collateral on $134.2 million, or 89%, of our impaired loans.  We had pending sales contracts on the collateral on $1.5 million, or 1%, of our impaired loans.  We had current collateral valuations (completed by a MAI appraiser) on collateral of $1.5 million, or 1%, of our impaired loans.  The third party appraisals we had on the remaining $13.9 million, or 9% of our impaired loans, were not current (dated over 12 months prior to March 31, 2010).  Of the 9% of our impaired loans, where third party appraisals that were not current at March 31, 2010, 3% were appraisals dated between 12 months and 18 months old, 9% were appraisals dated between 18 months and 24 months old, 87% were appraisals dated greater than 24 months old, and 1% were non-real estate collateral.  For the appraisals dated greater than 24 months old, we used recent area sales of equivalent properties, listing prices from local realtors, recent offers on the properties, current tax assessor values or local realtor estimates to estimate collateral value rather than the outdated appraisal.  At March 31, 2010, we had $14.3 million in specific reserves on $151.0 million in individually evaluated impaired and other significant potential problem loans, compared to $15.6 million in specific reserves on $134.3 million in individually evaluated impaired and other significant potential problem at December 31, 2009.  As of March 31, 2010, we reviewed $151.0 million of impaired loans and determined that no specific valuation was necessary on $104.7 million of these loans due to the underlying collateral value on these loans and the effect of previous charge-offs of $15.1 million taken on these loans to reduce the principal balance down to the underlying collateral value.  When we partially charge-off a loan, the remaining loan balance remains in non-performing status.  However, as we implement the new regulatory guidance on prudent commercial real estate workouts, we may begin to treat the remaining portion as performing, if it meets the qualifications under the new regulatory guidance.

The second component of the allowance for loan loss methodology addresses all loans that are not individually evaluated for impairment.  In calculating our general allowance, we divide our loan portfolio into the following groups of loans: Construction and Development, Commercial Real Estate, 1-4 Family Residential, Commercial (non-real estate), Credit Card Receivables, Farm and Agriculture, Consumer, Credit Cards, Multi-family, SBA 7-A Loans, Overdrafts and Other.  Within these category types, we further stratify these loans into five sub-categories of risk level.  These five risk levels are based on Asset Quality Rating (“AQR”), Status (accrual versus nonaccrual) and past due category (current, 30-59 days past due, 60-89 days past due and 90+ days past due).  Based upon the five risk levels, we apply a risk multiple to the adjusted historical loss ratio.  The multiple represents our estimated probability of loss for each risk category.  We apply these probability assumptions to our historical loss ratios, which have been adjusted to reflect current environmental conditions, to form our estimate of the level of loss within our portfolio.

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At March 31, 2010, we had $10.8 million in general reserves allocated to $303.0 million of rated and delinquent loans.  This is compared to the $7.3 million in general reserves allocated to $249.9 million of rated and delinquent loans at December 31, 2009 and the $7.4 million reserved on a balance of $200.5 million of rated and delinquent loans at December 31, 2008.  At March 31, 2010, we had $3.6 million in general reserves on $303.7 million of current, non-rated loans (1.2% coverage ratio), compared to $5.6 million in general reserves on $467.1 million of current, non-rated loans (1.2% coverage ratio) at December 31, 2009.  In addition, we had $1.8 million of unallocated reserves at March 31, 2010, compared to $2.2 million of unallocated reserves at December 31, 2009.  This unallocated portion of the allowance represents the difference between the recorded allowance and the lower end of the acceptable range of adequacy.  At March 31, 2010, the amount of the unallocated portions was deemed sufficient to account for various environmental uncertainties and the imprecision inherent in the underlying assumptions used in the methodology to estimate the adequacy of the allowance for loan losses.

The allowance for loan losses represented approximately 4.03% of total loans and 21.94% of total nonperforming loans at March 31, 2010, compared to 3.64% and 31.5%, respectively, at December 31, 2009.  However, we have previously recognized the loss portion and charged off $15.1 million of our existing impaired loans.  If these charge-offs had not been recognized and were still reported as reserves in the allowance for loan losses, the adjusted allowance for loan losses would represent 5.9% of total loans and 29.6% of total nonperforming loans at March 31, 2010.  As of March 31, 2010, our nonperforming loans for which the full loss has been charged off as a percentage of total nonperforming loans was 23.6%, compared to 44.0% at December 31, 2009.    Our charge-off rate for nonperforming loans for which the full loss has already been charged off was 45.9% at March 31, 2009, compared to 34.5% at December 31, 2009. Our total allowance for loan losses as a percentage of total loans less nonperforming loans for which the full loss has been charged off was 4.2% at March 31, 2010, compared to 4.4% at December 31, 2009.  Our allowance for loan losses on impaired loans as a percentage of total impaired loans was 9.5% at March 31, 2010, compared to 11.6% at December 31, 2009.

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

Allocation of the Allowance for Loan Losses

As of	March 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
Commercial and financial	$2,877	10.4%	$1,415	10.5%	$1,382	9.1%	$229	8.6%

Agricultural (including loans secured by farmland)	2,237	5.6%	196	5.0%	112	5.1%	1,029	4.5%

Real estate – construction	15,943	23.9%	16,828	25.4%	11,950	33.0%	8,383	38.2%

Real estate – commercial	4,012	34.9%	5,121	34.3%	2,552	28.9%	2,008	27.0%

Real estate – residential	3,118	22.7%	3,179	21.7%	2,417	20.5%	815	18.9%

Consumer and other loans	532	2.5%	415	3.1%	176	3.4%	215	2.8%

Unallocated	1,810	N/A	2,160	N/A	785	N/A	227	N/A

Total	$30,529	100.0%	$29,314	100.0%	$19,374	100.0%	$12,906	100.0%

Summary of Loan Loss Experience

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for the quarter ended March 31, 2010 and each of the last three fiscal years ended December 31.

	Quarter ended March 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Balance at beginning of year	$29,314	$19,374	$12,906	$11,006
Charge-offs:
Commercial and financial	93	5,965	709	66
Agricultural (including loans secured by farmland)	-	1,108	-	10
Real estate – construction and development	484	21,212	8,023	324
Real estate – commercial	-	4,906	25	257
Real estate – residential	209	3,063	3,188	65
Installment loans to individuals and other loans	152	5,494	183	146
	938	41,748	12,128	868
Recoveries:
Commercial and financial	19	138	38	55
Agricultural (including loans secured by farmland)	34	38	38	56
Real estate – construction and development	15	8	2	-
Real estate – commercial	5	19	340	28
Real estate – residential	12	38	33	108
Installment loans to individuals and other loans	68	259	94	121
	153	500	545	368
Net charge-offs	785	41,248	11,583	500
Additions provided to the allowance charged to operations	2,000	51,188	18,050	2,400
Balance at end of year	$30,529	$29,314	$19,373	$12,906

Average balance of loans outstanding	$783,524	$915,674	$955,253	$883,334

Ratio of net charge-offs during the year to average loans outstanding during the year (annualized)	0.41%	4.50%	1.21%	0.06%

Nonaccrual, Past Due and Restructured Loans
Our nonperforming loans increased $46.0 million, from $93.2 million at December 31, 2009 to $139.2 million at March 31, 2010, due primarily to the continued adverse economic and real estate market conditions in our North Georgia and Florida markets.  As a percentage of total loans, nonperforming loans increased 680 basis points to 18.37% at March 31, 2010 from 11.57% at December 31, 2009.  Approximately 53% of the loans on nonaccrual status at March 31, 2009 were construction and development loans, and these loans represented approximately 40% of our total portfolio of construction and development loans.

A schedule of our nonperforming loans at March 31, 2010 is presented in the following table.

Category	Net Carrying Value *	Collateral Description	Average Carrying Value/ Unit

Construction and Development	$54.2 million	31 parcels of undeveloped land totaling 4,765 acres	$11,000 per residential acre and $11,800 per commercial acre
Construction and Development	$8.3 million	309 residential lots	$27,000 per lot
1-4 Family Residential	$16.2 million	109 houses	$148,700 per house
Commercial Real Estate	$35.3 million	32 commercial properties	$1.1 million per property
Agriculture	$7.8 million	7 parcels of farm land totaling 1,495 acres	$5,200 per acre
Commercial and Industrial	$686,000	Non-real estate collateral	$42,900 per loan
Multi-Family Residential	$1.4 million	8 condominium units	$175,500 per unit
Consumer	$376,000	Non-real estate collateral	$37,600 per loan
* The term “net carrying value” represents the book value of the loan less any allocated allowance for loan losses.

The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans over the past five quarters.

As of Quarter End	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$138,290	$92,272	$64,808	$70,232	$62,653
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	15	4	190	19
Troubled debt restructurings not included above	880	881	-	84	311
Total nonperforming loans	$139,170	$93,168	$64,812	$70,506	$62,983

Ratio of nonperforming loans to total loans	18.37%	11.57%	7.27%	7.67%	6.70%

Reserves allocated to nonperforming loans:
Specific Reserves (FAS 114)	$14,234	$12,056	$8,765	$5,965	$6,179
General Reserves (FAS 5)	624	388	300	697	788
Total reserves allocated to nonperforming loans	$14,858	$12,444	$9,065	$6,662	$6,967

Total reserves allocated as a percentage of nonperforming loans	10.68%	13.36%	13.99%	9.45%	11.06%

The following table summarizes our nonperforming assets by type and market as of March 31, 2010.

	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$38,307	$67,430	$32,553	$-	$138,290
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-	-	-	-
Troubled debt restructurings not included above	-	880	-	-	880
Total nonperforming loans	$38,307	$68,310	$32,553	$-	$139,170
Foreclosed assets	3,237	75,108	17,148	-	95,493
Total nonperforming assets	$41,544	$143,418	$49,701	$-	$234,663
Ratio of nonperforming loans to total loans in market	11.14%	22.29%	48.67%	0.00%	18.37%
Ratio of nonperforming assets to total assets in market	11.84%	37.27%	61.90%	0.00%	18.78%

Potential Problem Loans
At March 31, 2010, we had $26.0 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 3.43% of total loans, representing a decrease from $57.0 million, or 7.11% at December 31, 2009.  Approximately 22% of the loans past due 30-89 days at March 31, 2010 were construction and development loans, and these loans represented approximately 3.1% of our total portfolio of construction and development loans.

At December 31, 2009, we identified our potential problem loans of $28.9 million as all construction and land development loans that were past due 30 to 89 days.  Using the same criteria our potential problem loans at March 31, 2010 would have been $5.6 million.  We broadened our scope for identifying potential problem loans during the first quarter of 2010.  We expanded on our original scope of construction and development loans past due 30 to 89 days to include loans past due greater than 30 days and managed by our Special Assets Group.  We also included loans past due greater than 30 days with an Asset Quality Rating of 6 or greater (defined as special mention, substandard, doubtful, and loss).  Also included were all loans past due greater than 60 days past due that were not already identified as being managed by our Special Assets Group or having an Asset Quality Rating of 6 or greater.   Lastly, management identified specific borrowers that did not meet the previously mentioned criteria but were known to have credit problems that led management to doubt the ability of those borrowers to comply with present repayment terms. Based on the broader scope, our potential problem loans at March 31, 2010 were determined to be $30.4 million.  All of these loans are at a higher risk of becoming nonperforming loans in future periods.

In addition, at March 31, 2010, loans with interest reserves totaled $63.8 million and the accompanying available interest reserves totaled $1.6 million, compared to loans of $63.0 million with accompanying interest reserves of $504,000 at December 31, 2009.  At March 31, 2010, $23.5 million of these loans were non-performing, compared to $22.8 million at December 31, 2009.

Other Real Estate Owned
Our foreclosed assets increased $3.4 million in the first quarter of 2010, from $92.1 million at December 31, 2009 to $95.5 million at March 31, 2010.  Due to continued distressed economic conditions, some borrowers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, we have decided to hold certain parcels of foreclosed assets rather than to force distressed sales of these properties in this market. A schedule of the foreclosed real estate held at March 31, 2010 is presented in the following table.  In addition to the real estate listed in the table, we also own $923,000 in foreclosed non-real estate collateral at March 31, 2010.

Category	Book Value	Description	Average Value/ Unit
Construction and Development	$43.3 million	40 parcels of undeveloped land totaling 1,881 acres	$10,400 per residential acre and $82,700 per commercial acre
Construction and Development	$17.9 million	839 residential lots	$21,300 per lot
1-4 Family Residential	$9.3 million	64 houses	$145,000 per house
Commercial Real Estate	$19.1 million	26 commercial properties	$735,800 per property
Multi-Family Residential	$5.0 million	7 condominium units	$710,700 per unit

Other Income
A summary of noninterest income follows:

For the Three Months Ended March 31,	2010	2009
			Percent
	Amount	Amount	Change
	(Dollars In Thousands)
Noninterest income:
Service charges on deposit accounts	$737	$816	-9.7%
Mortgage origination fees	210	197	6.6%
ATM/ debit card fee income	215	189	13.8%
Securities transactions, net	145	17	752.9%
Earnings on bank-owned life insurance	95	104	-8.7%
Loss on disposal of assets	(1,455)	(127)	1045.7%
Gain on derivative instrument	63	782	-91.9%
Other noninterest income	196	128	53.1%
Total noninterest income	$206	$2,106	-90.2%

Noninterest income (annualized) as a percentage of average assets	0.07%	0.63%

Service charges on deposit accounts decreased during the first quarter of 2010 due to a $48,600 decrease in our basic service charge fee income on deposit accounts and a $30,500 net decrease in NSF and overdraft fees.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  However, we continue to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first quarter of 2010, we sold higher risk weighted investment securities and recorded a $145,000 realized gain on the sale of these securities.

During the first quarter of 2010, we recorded a net loss on the sale and write-down of foreclosed assets of $1.5 million.

In the first quarter of 2009, we recorded a $782,000 gain on our hedging activities, while during the first quarter of 2010 these gains were minimal.

Other noninterest income for the first quarter of 2010 includes a $64,000 increase in rental income on our foreclosed assets when compared to the first quarter of 2009.

Other Expenses
A summary of noninterest expense follows:

For the Three Months Ended March 31,	2010	2009
			Percent
	Amount	Amount	Change
	(Dollars In Thousands)
Noninterest expenses:
Salaries and wages	$3,003	$4,131	-27.3%
Deferred loan costs	(198)	(371)	-46.6%
Employee benefits	(140)	880	-115.9%
Net occupancy expense of premises	524	608	-13.8%
Furniture and equipment expense	515	504	2.2%
Advertising and business development	97	96	1.0%
Supplies and printing	86	96	-10.4%
Telephone and internet charges	162	172	-5.8%
Postage and courier	113	134	-15.7%
Legal and accounting fees	119	128	-7.0%
Deposit insurance	882	216	308.3%
Director fees and expenses	115	177	-35.0%
Service charges and fees	46	148	-68.9%
Foreclosure and repossession expenses	1,920	703	173.1%
Other noninterest expense	896	504	77.8%
Total noninterest expense	$8,140	$8,126	0.2%

Noninterest expense (annualized) as a percentage of average assets	2.66%	2.43%

Noninterest expense slightly increased from $8.13 million in the first quarter of 2009 to $8.14 million in the first quarter of 2010.  As a percentage of average assets, noninterest expense increased from 2.43% at March 31, 2009 to 2.66% at March 31, 2010.

Salaries and wages expense and employee benefits decreased 27.3% for the first quarter of 2010 compared to the same period in 2009 due to the reduction of our staff from 287 full time equivalent employees at March 31, 2009 to 264 full time equivalent employees at March 31, 2010.  In the first quarter of 2009 there was a one-time severance accrual of $730,000 related to the retirement of our former President and Chief Executive Officer.  During the first quarter of 2010, our employee benefits expense was reduced by a one-time credit of $900,000 resulting from the change  of our self-funded, employee health insurance plan to a traditional health insurance provider.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

The 13.8% decrease in occupancy expense in the first quarter of 2010 compared to the first quarter of 2009 is due to the closings of the loan production offices in Forsyth County, Georgia and St. Augustine, Florida and the branches in Jacksonville, Florida and Snellville, Georgia.

Office supplies and printing charges and telephone and internet fees decreased from the first quarter of 2009 to the first quarter of 2010 due to a decrease in the number of offices and to cost-savings initiatives we implemented to reduce noninterest expenses.  The decrease in postage and courier fees is due to a decrease in the number of offices and a reduction in our courier’s schedule as part of our cost-savings initiatives.

Our deposit insurance premiums increased from $216,000 during the first quarter of 2009 to $882,000 in the first quarter of 2010 due to rate increases from the FDIC.

The director fee schedule was reduced 25% as a cost-saving measure during the first quarter of 2009. This reduction, along with a decrease in the number of directors, resulted in a decrease when comparing first quarter 2009 to first quarter 2010.

Foreclosure and repossession expenses increased significantly from the first quarter of 2009 to the first quarter of 2010 due to the increased level of foreclosed assets owned by the Company.  These increased expenses include property taxes, repairs and maintenance, insurance and legal and collection expenses.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 0.0% and 49.0% for the three-month periods ended March 31, 2010 and 2009, respectively.

In 2009, we took advantage of  the five-year net operating loss (“NOL”) provision in the Worker, Homeownership and Business Assistance Act of 2009 and realized a $15.3 million refund of taxes paid in prior years.  As a result, we do not have a NOL carry-back provision remaining, and our current year net loss is creating a NOL carry-forward.  We expect to use this NOL carry-forward to offset future taxable income.  However, this income tax benefit will not be recorded on our books until our financial results return to a level of sustained profitability.  At December 31, 2009, we recorded an $11.1 million valuation allowance on our net deferred tax assets.  Once we return to profitability, we expect to be able to recapture this amount back into capital through the reversal of the valuation allowance.  Therefore, we are not recording income tax benefits or deferred tax benefits in the current period.

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

At March 31, 2010, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, investment securities and restricted equity securities) to total assets was 29.8%, compared to 25.0% at December 31, 2009.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.  Excess liquidity is defined as the amount by which our liquid assets exceed the amount of liquid assets necessary to comply with our policy of 15%.  We had excess liquidity of $185 million and $123 million at March 31, 2010 and December 31, 2009, respectively.  We continued to increase liquidity to meet our funding needs and to have funds on hand for other contingencies through this economic recession. During the first quarter of 2010, we utilized the $47.6 million decrease in loans and the $22.0 million increase in deposits to fund the $64.9 million increase in liquid assets.

Contractual Obligations
Summarized below are our contractual obligations as of March 31, 2010.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$89,971	$28,003	$20,518	$21,317	$20,133
Senior Unsecured Debt	20,000	-	20,000	-	-
Operating Lease Obligations	1,041	360	494	187	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$121,322	$28,363	$41,012	$21,504	$30,443

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2010 and December 31, 2009 are as follows:

	Mar-10	Dec-09
Commitments to extend credit	$82,166,000	$89,064,000
Standby letters of credit	$2,761,000	$3,682,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  In April 2009, we terminated the two Prime rate collar contracts.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we believe our credit risk exposure under these hedging arrangements at March 31, 2010 was not material.

Stockholders’ Equity
Stockholders’ equity represented 3.7% of total assets at March 31, 2010, compared to 4.1% at December 31, 2009.  Total stockholders’ equity decreased $4.6 million, or 9.0%, since December 31, 2009.  This decrease is primarily the result of our net loss of $5.3 million offset by a $647,000 increase in accumulated other comprehensive income and by our stock based compensation expense of $118,000.

In the third quarter of 2008, we suspended payment of dividends on our common stock.  Further, under the terms of the Written Agreement, we are not permitted to declare or pay any dividend without the prior written approval of our regulators.  As a result, we currently cannot declare a dividend on common shares.  We do not expect to be granted a waiver or be released from this restriction until our financial performance improves significantly.  Assuming our regulators permit us to pay dividends in the future, our ability to pay dividends will be limited by regulatory restrictions and the need to maintain sufficient consolidation capital.  Holders of common stock are only entitled to receive the dividends that our board of directors declare out of funds available for those payments.

The Company maintains a ratio of stockholders’ equity to total assets that is considered adequate according to regulatory standards.  The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At March 31, 2010, the Bank was in compliance but the Company was not in compliance with those standards.  There are no conditions or events since quarter end that we believe have materially changed our regulatory capital ratios.

The following table summarizes the regulatory capital ratios of the Company and the Bank at March 31, 2010.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	7.9%	8.1%	8.0%
Tier 1 Capital to Risk Weighted Assets	6.6%	6.8%	4.0%
Tier 1 Capital to Average Assets (Leverage Ratio)	4.4%	4.5%	4.0%

On Apri1 14, 2010 the Company filed an Amended Registration Statement on Form S-1/A with the Securities and Exchange Commission, for the purpose of registering up to $92,000,000 of the Company’s common stock.  The Company intends to use the net proceeds from the offering to improve its regulatory capital position, to invest in the Bank to improve its regulatory capital position and to retain the remainder of any proceeds for general corporate purposes.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We believe that our determination of the allowance for loan losses and the fair value of assets, including the impairment of goodwill, affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.  The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our  Annual Report on Form 10-K for the year ended December 31, 2009.  The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.  Management has discussed these critical accounting policies with the Audit Committee.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have a material impact on our earnings or financial position as of or for the quarter ended March 31, 2010.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At March 31, 2010, our one-year management-adjusted gap ratio of 0.84 was within our policy guidelines.

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

The table below shows our contractual maturity gap at March 31, 2010.  A positive maturity gap (a gap ratio > 1.00) occurs when more assets are maturing than liabilities for any given time period, and generally equates to a lower liquidity risk.  A negative maturity gap (a gap ratio < 1.00) for any given time period results in a higher liquidity risk and could indicate potential liquidity problems exist.

Cumulative Maturity Gap Analysis
	3-Month	6-Month	1-Year
	(Dollars in Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$407,306	$474,207	$597,072
Rate Sensitive Liabilities (RSL)	174,958	304,043	505,475
RSA minus RSL (Gap)	$232,348	$170,164	$91,597

Maturity Gap Ratio (RSA/RSL)	2.33	1.56	1.18

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

	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$594,648	$628,657	$708,732
Rate Sensitive Liabilities (RSL)	503,531	631,982	824,271
RSA minus RSL (Gap)	$91,117	$(3,325)	$(115,539)

Gap Ratio (RSA/RSL)	1.18	0.99	0.86

Management-Adjusted
Rate Sensitive Assets (RSA)	$599,106	$634,898	$715,321
Rate Sensitive Liabilities (RSL)	511,500	647,229	852,244
RSA minus RSL (Gap)	$87,606	$(12,331)	$(136,923)

Gap Ratio (RSA/RSL)	1.17	0.98	0.84

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates has on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 20% using this analysis.  As of March 31, 2010, the simulation model projected net interest income would increase 12.56% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income would decrease 2.32% over the next year if market rates immediately fell by 25 basis points.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	19.45%	35.41%
+200 bps	17.19%	23.86%
+100 bps	10.82%	12.56%
-25 bps	-2.32%	-2.32%

ITEM 4T.  CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

2.1
Purchase and Assumption Agreement between HeritageBank of the South and The Park Avenue Bank dated February 23, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 25, 2010).

3.1
Articles of Amendment to the Amended and Restated Articles of Incorporation of PAB Bankshares, Inc., effective March 8, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2010).

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: May 11, 2010	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date: May 11, 2010	By:	/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)