Form 10-Q
period 2010-06-30
PAB BANKSHARES INC
filed 2010-08-16
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010 – Commission File Number 000-25422
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

The number of shares outstanding of the registrant’s common stock at July 30, 2010 was 13,795,040 shares.

i

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(UNAUDITED)
ASSETS
Cash and due from banks	$14,764,381	$16,641,978
Interest-bearing deposits in other banks	157,347,733	169,732,493
Federal funds sold	149,427	103,825
Investment securities	178,779,945	111,541,113
Restricted equity securities	9,008,700	9,459,600

Loans	654,525,280	805,313,687
Allowance for loan losses	(34,518,387)	(29,314,145)
Net loans	620,006,893	775,999,542

Premises and equipment, net	14,134,963	18,609,472
Cash value of bank-owned life insurance policies	13,088,406	12,874,651
Foreclosed assets	96,528,202	92,117,123
Other assets	7,273,322	24,864,778

Total assets	$1,111,081,972	$1,231,944,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$86,534,474	$100,458,230
Interest-bearing demand and savings	181,530,030	250,232,355
Time	685,349,595	694,524,617
Total deposits	953,414,099	1,045,215,202

Federal funds purchased and securities sold under agreements to repurchase	2,801,189	10,011,024
Advances from the Federal Home Loan Bank of Atlanta	89,810,666	90,139,501
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other borrowings	20,000,000	20,000,000
Other liabilities	9,144,770	5,682,200
Total liabilities	1,085,480,724	1,181,357,927

Stockholders' equity:
Preferred stock, no par value; 10,000,000 and 1,500,000 shares authorized; no shares issued	-	-
Common stock, no par value; 300,000,000 and 98,500,000 shares authorized; 13,795,040 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	37,576,146	37,348,508
Retained earnings (deficit)	(15,128,780)	11,295,000
Accumulated other comprehensive income	1,936,817	726,075
Total stockholders' equity	25,601,248	50,586,648

Total liabilities and stockholders' equity	$1,111,081,972	$1,231,944,575

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income
Interest and fees on loans	$9,239,109	$14,029,302	$18,786,644	$27,978,687
Interest and dividends on investment securities:
Taxable	1,470,344	1,834,927	2,665,072	3,725,354
Nontaxable	91,689	153,645	191,518	383,802
Other interest income	114,597	72,329	203,965	153,020
Total interest income	10,915,739	16,090,203	21,847,199	32,240,863

Interest expense
Interest on deposits	4,817,348	6,725,648	10,030,306	14,386,604
Interest on Federal Home Loan Bank advances	865,512	1,074,253	1,724,734	2,151,499
Interest on other borrowings	256,126	304,098	512,584	524,348
Total interest expense	5,938,986	8,103,999	12,267,624	17,062,451

Net interest income	4,976,753	7,986,204	9,579,575	15,178,412

Provision for loan losses	15,114,000	2,000,000	17,114,000	3,750,000
Net interest income (expense) after provision for loan losses	(10,137,247)	5,986,204	(7,534,425)	11,428,412

Other income (loss)
Service charges on deposit accounts	709,269	865,949	1,446,246	1,681,978
Other fee income	586,125	591,199	1,065,623	1,028,731
Securities transactions, net	685,596	755,910	830,330	772,500
Loss on sale and write-down of other assets	(3,801,735)	(394,216)	(5,257,737)	(521,570)
Gain on derivative instruments	99,228	386,825	162,649	1,168,911
Other noninterest income	245,007	280,878	482,050	461,758
Total other income (loss)	(1,476,510)	2,486,545	(1,270,839)	4,592,308

Other expenses
Salaries and employee benefits	3,529,899	4,035,349	6,195,466	8,675,123
Occupancy expense of premises	494,287	579,146	1,017,826	1,187,280
Furniture and equipment expense	485,042	497,783	999,803	1,002,122
Other noninterest expense	4,874,967	2,989,310	9,310,775	5,362,886
Total other expenses	9,384,195	8,101,588	17,523,870	16,227,411

Income (loss) before income tax expense (benefit)	(20,997,952)	371,161	(26,329,134)	(206,691)
Income tax expense (benefit)	94,646	29,623	94,646	(253,543)

Net income (loss)	$(21,092,598)	$341,538	$(26,423,780)	$46,852

Earnings (loss) per common share
Basic	$(1.53)	$0.04	$(1.92)	$0.01
Diluted	$(1.53)	$0.04	$(1.92)	$0.01

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(21,092,598)	$341,538	$(26,423,780)	$46,852

Other comprehensive income (loss):
Unrealized loss on cash flow hedge during the period, net of tax benefit of $21,164 and $366,368 for the quarter and $54,883 and $569,642 for the year to date	(41,085)	(711,186)	(106,544)	(1,105,775)
Reclassification adjustment for gains on cash flow hedge included in net income (loss), net of tax of $33,738 and $131,521 for the quarter and $55,301and $397,430 for the year to date	(65,490)	(255,304)	(107,348)	(771,481)
Unrealized holding gains (losses) on securities available for sale arising during the period, net of tax (benefit) of $578,219 and ($622,445) for the quarter and $1,016,214 and (514,113) for the year to date	1,122,425	(1,230,512)	1,972,652	(997,988)
Reclassification adjustment for gains on securities available for sale included in net income (loss), net of tax of $233,103 and $264,569 for the quarter and $282,312 and $262,650 for the year to date	(452,494)	(491,341)	(548,018)	(509,850)
	563,356	(2,688,343)	1,210,742	(3,385,094)

Comprehensive loss	$(20,529,242)	$(2,346,805)	$(25,213,038)	$(3,338,242)

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2009

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Par Value	Capital	(Deficit)	Income	Equity

Balance, December 31, 2008	9,324,407	$1,217,065	$24,225,407	$62,467,000	$3,691,270	$91,600,742
Net loss	-	-	-	(51,172,000)	-	(51,172,000)
Other comprehensive loss	-	-	-	-	(2,965,195)	(2,965,195)
Proceeds from private placement of capital	4,470,633	-	12,772,471	-	-	12,772,471
Stock-based compensation	-	-	350,630	-	-	350,630
Balance, December 31, 2009	13,795,040	1,217,065	37,348,508	11,295,000	726,075	50,586,648
Net loss	-	-	-	(26,423,780)	-	(26,423,780)
Other comprehensive income	-	-	-	-	1,210,742	1,210,742
Stock-based compensation	-	-	227,638	-	-	227,638
Balance, June 30, 2010	13,795,040	$1,217,065	$37,576,146	$(15,128,780)	$1,936,817	$25,601,248

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,423,780)	$46,852
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	773,708	744,790
Provision for loan losses	17,114,000	3,750,000
Net realized gain on securities transactions	(830,330)	(772,500)
Loss on disposal of assets	5,950,978	521,570
Gain on sale of branches	(693,241)	-
Gain on derivative instruments	(162,649)	(1,168,911)
Stock-based compensation expense	227,638	150,834
Increase in cash value of bank-owned life insurance	(213,755)	(281,391)
Increase in deferred compensation accrual	108,331	36,566
Net change in taxes receivable and taxes payable	15,416,982	2,619,494
Decrease in interest receivable	1,654,174	379,655
Decrease in interest payable	(96,170)	(189,250)
Net increase in prepaid expenses and other assets	(408,658)	(1,763,912)
Net increase (decrease) in accrued expenses and other liabilities	477,297	(27,663)
Net cash provided by operating activities	12,894,525	4,046,134

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits in other banks	12,384,760	(363,751)
(Increase) decrease in federal funds sold	(45,602)	1,051,068
Purchase of debt securities	(93,897,045)	(44,313,619)
Proceeds from sales of debt securities	19,357,546	55,856,184
Proceeds from calls of debt securities	7,020,000	10,532,000
Proceeds from maturities and paydowns of debt securities	12,038,236	13,778,104
Purchase of restricted equity investments	-	(284,256)
Redemption of restricted equity investments	450,900	94,700
Proceeds from sales of loans unrelated to branch sale	21,398,688	-
Net decrease in loans	35,836,290	17,238,686
Purchase of premises and equipment	(49,146)	(559,382)
Proceeds from disposal of assets	13,782,111	4,154,394
Net cash paid in branch sale	(40,562,248)	-
Net cash provided by (used in) investing activities	(12,285,510)	57,184,128

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,052,058	(87,321,129)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(7,209,835)	1,855,911
Proceeds from the Federal Home Loan Bank advances	5,000,000	-
Payments on Federal Home Loan Bank advances	(5,328,835)	(4,254,386)
Proceeds from issuance of long-term debt	-	20,000,000
Proceeds from termination of cash flow hedge derivative	-	2,276,944
Net cash used in financing activities	(2,486,612)	(67,442,660)

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
	Six Months Ended June 30,
	2010	2009

Net decrease in cash and due from banks	$(1,877,597)	$(6,212,398)

Cash and due from banks at beginning of period	16,641,978	18,104,521

Cash and due from banks at end of period	$14,764,381	$11,892,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$12,363,794	$17,251,701
Taxes	$(15,322,336)	$(2,873,037)

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase (decrease) in unrealized gains on securities available for sale	$2,158,537	$(2,284,602)
Decrease in unrealized gain on cash flow hedges	$(329,799)	$(2,844,328)
Transfer of loans to foreclosed assets	$23,699,627	$16,345,885

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

Banking Locations	Number of Banking Offices
South Georgia Market:
Valdosta, Lowndes County	3 (including the main office)
Lake Park, Lowndes County	1
Bainbridge, Decatur County	3
Cairo, Grady County	1
North Georgia Market:
McDonough, Henry County	1
Stockbridge, Henry County	1
Oakwood, Hall County	1
Athens, Oconee County	1
Florida Market:
Ocala, Marion County	1

The Company also owns PAB Bankshares Capital Trust II, a Delaware statutory business trust.  This non-operating subsidiary was created in 2006 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company.

NOTE 2.   BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.   RECENT ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This ASU requires new investment fair market disclosures in order to increase the transparency in the financial reporting of investments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU in 2010 did not have a material impact on the Company’s consolidated financial statements.

On July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010 and the related disclosures will be included in the Company’s notes to the consolidated financial statements beginning in the fourth quarter of 2010.

NOTE 4.   BRANCH SALE

On May 24, 2010, the Bank sold five branches in a previously reported transaction to HeritageBank of the South (“Heritage”), a subsidiary of Albany, Georgia-based Heritage Financial Group.   The five branches included two branches located in Statesboro (Bulloch County, Georgia), one branch in Baxley (Appling County, Georgia), one branch in Hazlehurst (Jeff Davis County, Georgia), and one branch in Adel (Cook County, Georgia.)  The sale resulted in the transfer of approximately $51.5 million in loans (at a net discount of $430,000); $4.6 million in other assets, including real estate, automated teller machines and furniture, fixtures and equipment; $75.4 million in demand deposits, savings and money market accounts (at a net premium of $1.1 million); and $21.5 million in certificates of deposit.  Because the amount of liabilities assumed by Heritage exceeded the value of the assets purchased, the Bank also transferred approximately $39.4 million in cash to Heritage in connection with the closing of the transaction. As a result of this transaction, the Bank recorded a $693,000 gain on the sale of the five branches.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.      REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, LIQUIDITY AND MANAGEMENT’S PLANS

Regulatory Oversight

The Company and the Bank are currently operating under heightened regulatory scrutiny and entered into a Written Agreement with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance on July 14, 2009 (the “Written Agreement”). The Written Agreement places certain requirements and restrictions on the Bank.  Under the terms of the Written Agreement, the Bank is required to prepare and submit written plans and reports to the regulators that address strengthening the Bank’s credit risk management practices, improving loan underwriting and loan administration, improving asset quality, including improving the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.  The Company initially submitted the requested plans to the regulators for their review on August 26, 2009.  The Company continues to supplement these plans and reports on a quarterly basis and as needed in response to comments and requests from our regulators.  While the Written Agreement remains in place, the Company may not pay dividends and may not increase debt or redeem any shares of stock without the prior written consent of the regulators.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Bank not having adequate capital or liquidity to continue to operate or from any extraordinary regulatory action, either of which would affect its ability to continue as a going concern. Management of the Company has taken certain steps in an effort to continue with safe and sound banking practices.

Capital Adequacy

As of June 30, 2010, the Bank was considered “significantly undercapitalized” under applicable regulatory guidelines.  Management is pursuing a number of strategic alternatives to improve the capital ratios of the Bank and to reduce the level of classified assets.   Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Bank does not successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position (see section entitled, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES – Stockholders’ Equity).

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.      REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, LIQUIDITY AND MANAGEMENT’S PLANS (Continued)

Operating Losses

The Company incurred a net loss of $26.4 million for the six months ended June 30, 2010. This loss was largely the result of increases in non-performing assets, which caused the Company to record increased provisions for loan losses, carrying costs on foreclosed properties and losses on the sale of foreclosed properties.  Carrying costs on foreclosed assets are expected to remain elevated during the remainder of 2010 as the Company works towards liquidation of these non-performing assets.  Margin compression also contributed to the net loss for the first six months of 2010.

Liquidity

The Bank’s primary sources of liquidity are provided by its deposits, the scheduled repayments on its loans, and interest and maturities of its investments. Cash and amounts due from banks and federal funds sold can also be utilized to meet liquidity needs. At June 30, 2010, the Bank had approximately $155.0 million, or approximately 14% of its total assets, in cash balances on account at the Federal Reserve.  All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income.  If necessary, the Bank has the ability to sell a portion of its unpledged investment securities to manage its interest rate sensitivity or liquidity. Unpledged securities totaled $43.7 million at June 30, 2010.  Since the Bank is not considered “well capitalized” as of June 30, 2010, it is unable to accept, rollover, or renew any brokered deposits without prior regulatory approval. Approximately $17.4 million, or 18%, of the Bank’s existing brokered deposits are scheduled to mature in the remainder of 2010.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations through June 30, 2011.

NOTE 6.   INVESTMENT SECURITIES

A summary of the amortized cost and approximate fair value of investment securities, with gross unrealized gains     and losses, follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$17,937,368	$356,112	$-	$18,293,480
State and municipal securities	8,947,276	83,980	(273,206)	8,758,050
Corporate	9,000,000	-	(84,370)	8,915,630
Mortgage-backed
GSE residential	139,432,553	2,911,740	(143,501)	142,200,792
Private-label residential	520,000	-	(793)	519,207
Private-label commercial	89,324	3,462	-	92,786
Total securities available for sale	$175,926,521	$3,355,294	$(501,870)	$178,779,945

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

The amortized cost and fair value of investment securities as of June 30, 2010, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due from one to five years	1,000,000	915,630
Due from five to ten years	10,768,815	10,898,937
Due after ten years	24,115,829	24,152,593
Mortgage-backed securities	140,041,877	142,812,785
	$175,926,521	$178,779,945

Securities with a carrying value of $126.0 million and $91.3 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

Gains and losses on sales and calls of investment securities for the three and six month periods ended June 30, 2010 and 2009 consist of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Gross gains on securities transactions	$720,855	$1,051,551	$865,589	$1,398,762
Gross losses on securities transactions	(35,259)	(295,641)	(35,259)	(626,262)
Net realized gain on securities transactions	$685,596	$755,910	$830,330	$772,500

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.  INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Available for Sale Securities
June 30, 2010:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$-	$-	$-	$-	$-
State and municipal securities	-	-	273,206	5,030,895	273,206
Corporate	84,370	915,630	-	-	84,370
Mortgage-backed					-
GSE residential	143,501	17,750,854	-	-	143,501
Private-label residential	-	-	793	519,207	793
Private-label commercial	-	-	-	-	-
Total securities available for sale	$227,871	$18,666,484	$273,999	$5,550,102	$501,870

Available for Sale Securities
December 31, 2009:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$247,182	$16,526,513	$-	$-	$247,182
State and municipal securities	8,504	584,492	385,197	4,917,796	393,701
Corporate	143,160	856,840	55,332	972,500	198,492
Mortgage-backed
GSE residential	217,795	15,005,641	-	-	217,795
Private-label residential	-	-	5,271	601,448	5,271
Private-label commercial	-	-	2,468	173,981	2,468
Total securities available for sale	$616,641	$32,973,486	$448,268	$6,665,725	$1,064,909

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market conditions warrant such evaluation.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  EARNINGS (LOSSES) PER COMMON SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year.  Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares.  Potential common shares consist of stock options and warrants.

The components used to calculate basic and diluted earnings (losses) per share for the three months and six months ended June 30, 2010 and 2009 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings (losses) per share:
Net income (loss)	$(21,092,598)	$341,538	$(26,423,780)	$46,852

Weighted average common shares outstanding	13,795,040	9,324,407	13,795,040	9,324,407

Earnings (losses) per common share	$(1.53)	$0.04	$(1.92)	$0.01

Diluted earnings (losses) per share:
Net income (loss)	$(21,092,598)	$341,538	$(26,423,780)	$46,852

Weighted average common shares outstanding	13,795,040	9,324,407	13,795,040	9,324,407
Effect of dilutive stock options and warrants	-	-	-	-
Weighted average diluted common shares outstanding	13,795,040	9,324,407	13,795,040	9,324,407

Earnings (losses) per common share	$(1.53)	$0.04	$(1.92)	$0.01

As of June 30, 2010 and 2009, total options and warrants to purchase common shares of  1,907,866 and 711,805, respectively, were outstanding but not included in the computation of diluted earnings (losses) per share because they were determined to be anti-dilutive.

NOTE 8.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At June 30, 2010, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market value on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At June 30, 2010, there were 31,926 options outstanding that were granted under the 1994 Employee Stock Option Plan.

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,428,000 stock options to directors, employees, consultants and advisors of the Company.  At June 30, 2010, there were 470,383 shares available for grant and there were 802,980 options outstanding that were granted under the 1999 Stock Option Plan.

At June 30, 2010, there was approximately $697,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.72 years.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	As of June 30, 2010		As of December 31, 2009		As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Products	Other Assets	$-	Other Assets	$-	Other Liabilities	$-	Other Liabilities	$-

Total derivatives designated as hedging instruments under FASB ASC 815		$-		$-		$-		$-

Derivatives not designated as hedging instruments under FASB ASC 815:

Interest Rate Products	Other Assets	$75	Other Assets	$13,757	Other Liabilities	$-	Other Liabilities	$-

Total derivatives not designated as hedging instruments under FASB ASC 815		$75		$13,757		$-		$-

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy to protect the company against interest rate movements above the strike rate of the cap in exchange for an upfront premium.  Historically, the Company also has used interest rate collars and floors as part of its interest rate risk management strategy.  Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the purchased floor and the payment of variable-rate amounts if interest rates rise above the cap rate on the sold cap.  Interest rate floors designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates fall below the strike rate on the contract in exchange for an up front premium.  During 2009, such derivatives were used to hedge the variable cash outflows and inflows associated with the Company’s floating rate deposit accounts and prime-based floating-rate loans.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a component of other non-interest income/expense. As of June 30, 2010, the Company had one outstanding interest rate cap with a notional amount of $25 million that had failed to qualify for hedge accounting due to a mismatch between the cap notional and the aggregate principal amount of floating-rate deposit accounts.  The interest rate cap failed to qualify for hedge accounting as of September 30, 2009, and accordingly all changes in value subsequent to June 30, 2009 were recognized directly in earnings.  During 2009, the Company also had interest rate floors and collars associated with existing pools prime-based floating-rate loans.  One of the Company’s interest rate collars failed to qualify for hedge accounting as of March 31, 2009 due to a mismatch between the collar notional and the aggregate principal amount of the designated loan pools.  All changes in value subsequent to December 31, 2008 were recognized directly in earnings through the date of termination.  Refer to amounts disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments under FASB ASC 815” throughout this footnote for information regarding changes in value for derivatives which failed to qualify in hedging relationships.  During the three and six months ended June 30, 2010, the Company did not recognize any hedge ineffectiveness.  During the three and six months ended June 30, 2009, the Company recognized a net loss of $21,970 and $21,354, respectively, due to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $103,013 will be reclassified as an increase to interest income and $19,713 will be reclassified as an increase to interest expense.  During 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result a portion of the hedged forecasted transactions related to the Company’s interest rate cap and two interest rate collars becoming probable not to occur.  The accelerated amount for the three and six months ended June 30, 2010 was a gain of $99,665 and $182,052, respectively.  The accelerated amount for the three and six months ended June 30, 2009 was a gain of $603,123 and $1,295,393, respectively.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ended June 30, 2010 and 2009.

Derivatives in FASB ASC 815 Cash	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Flow Hedging	Three Months Ended June 30,		Income (Effective	Three Months Ended June 30,		from Effectiveness	Three Months Ended June 30,
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009

Interest Rate Products	$-	$(109,626)	Interest Income	$61,814	$718,333	Other Income	$-	$(21,970)
			Other Income	99,665	603,123
Total	$-	$(109,626)		$161,479	$1,321,456		$-	$(21,970)

Derivatives in FASB ASC 815 Cash	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Flow Hedging	Six Months Ended June 30,		Income (Effective	Six Months Ended June 30,		from Effectiveness	Six Months Ended June 30,
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009

Interest Rate Products	$-	$(60,029)	Interest Income	$147,747	$1,478,092	Other Income	$-	$(21,354)
			Other Income	182,052	1,295,393
Total	$-	$(60,029)		$329,799	$2,773,485		$-	$(21,354)

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  As of June 30, 2010, the Company had one outstanding derivative, a $25 million cap, which failed to qualify for hedge accounting as of September 30, 2009 due to a mismatch between the cap notional and the money market account balances being hedged.  All changes in fair value of the cap subsequent to June 30, 2009 are recognized directly in earning.  During the three and six months ended June 30, 2010, the Company recognized a loss of $437 and $13,682, respectively, related to the changes in fair value of the cap.

During the quarter ended June 30, 2009, the Company terminated a $25 million notional collar that failed to qualify for hedge accounting; accordingly, the changes in fair value of the collar during three and six months ended June 30, 2009 of $270,274 and $137,150 respectively, has been recognized directly in earnings as a loss.

Effect of Derivative Instruments on the Income Statement (Continued)

Derivatives Not Designated as Hedging Instruments Under FASB	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months Ended June 30,
ASC 815	Derivative	2010	2009

Interest Rate Products	Other Income / Expense	$(437)	$(270,274)

Total		$(437)	$(270,274)

Derivatives Not Designated as Hedging Instruments Under FASB	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative Six Months Ended June 30,
ASC 815	Derivative	2010	2009

Interest Rate Products	Other Income / Expense	$(13,682)	$(137,150)

Total		$(13,682)	$(137,150)

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  It defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2010 and December 31, 2009.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of June 30, 2010:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$-	$178,779,945	$-	$178,779,945
Derivative financial instruments	-	75	-	75
Total assets at fair value	$-	$178,780,020	$-	$178,780,020

As of December 31, 2009:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$-	$111,541,113	$-	$111,541,113
Derivative financial instruments	-	13,757	-	13,757
Total fair value of assets on a recurring basis	$-	$111,554,870	$-	$111,554,870

Assets Measured at Fair Value on a Nonrecurring Basis
The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  During the second quarter of 2010, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $123,958,000 as of June 30, 2010.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as nonrecurring Level 3.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the quarter ended June 30, 2010 and the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying value at June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the three months ended June 30, 2010	Total losses for the six months ended June 30, 2010

Nonperforming loans	$-	$-	$123,958,285	$123,958,285	$-	$-
Foreclosed assets	-	3,247,863	4,809,247	8,057,110	(4,500,579)	(5,977,805)
Total fair value of assets on a nonrecurring basis	$-	$3,247,863	$128,767,532	$132,015,395	$(4,500,579)	$(5,977,805)

	Carrying value at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the three months ended June 30, 2009	Total losses for the six months ended June 30, 2009

Nonperforming loans	$-	$-	$80,723,630	$80,723,630	$-	$-
Foreclosed assets	-	20,313,388	71,803,735	92,117,123	(394,216)	(517,579)
Total fair value of assets on a nonrecurring basis	$-	$20,313,388	$152,527,365	$172,840,753	$(394,216)	$(517,579)

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
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS (Continued)

The carrying amounts and estimated fair value of the Company's financial instruments as of June 30, 2010 and December 31, 2009 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$172,262,000	$172,262,000	$186,478,000	$186,478,000
Investment securities	178,780,000	178,780,000	111,541,000	111,541,000
Restricted equity securities	9,009,000	9,009,000	9,460,000	9,460,000
Loans, net	620,007,000	623,014,000	776,000,000	777,400,000
Cash flow hedge derivative instrument	-	-	14,000	14,000
Deposits	953,414,000	965,171,000	1,045,215,000	1,057,778,000
Federal funds purchased and securities sold under agreements to repurchase	2,801,000	2,801,000	10,011,000	10,011,000
Advances from the FHLB	89,811,000	87,395,000	90,140,000	88,829,000
Other borrowings	20,000,000	22,217,000	20,000,000	22,489,000
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

NOTE 11.  SEGMENT REPORTING

The Company has four reportable segments, the South Georgia market, the North Georgia market, the Florida market and the Treasury segment.  The South Georgia market includes the Company’s current and former locations in Lowndes County, Appling County, Bulloch County, Cook County, Decatur County, Grady County, and Jeff Davis County.  The North Georgia market includes the Company’s current and former locations in Henry County, Hall County, Gwinnett County, Forsyth County, Cobb County, Clarke County, and Oconee County.  The Florida market includes the Company’s current and former locations in Marion County, Duval County, and St. Johns County.  Our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury” segment.  The Treasury segment also includes the administrative and operational support facilities of the Company, such as accounting, internal audit, credit administration, marketing, information technology, human resources and operations.  All four segments derive revenues from the delivery of financial services, which include commercial loans, mortgage loans, consumer loans and deposit accounts.  The South Georgia, North Georgia and Florida markets are managed as separate business units because of their different geographic areas and the Treasury segment is managed separately because it provides support services to the other markets.

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11.  SEGMENT REPORTING (Continued)

	South Georgia	North Georgia	Florida	Treasury	Total
	(In thousands)
Three Months ended June 30, 2010 1
Net interest income	$3,348	$1,418	$27	$184	$4,977
Provision for loan losses	1,953	6,116	(33)	7,078	15,114
Noninterest income	460	(3,302)	(810)	2,175	(1,477)
Noninterest expense	2,053	2,332	700	4,299	9,384
Income tax expense (benefit)	-	-	-	95	95
Net income (loss)	(198)	(10,332)	(1,450)	(9,113)	(21,093)
Total assets	287,263	348,381	78,041	397,397	1,111,082

Three Months ended June 30, 2009
Net interest income	3,909	2,994	474	609	7,986
Provision for loan losses	284	1,914	(87)	(111)	2,000
Noninterest income	1,076	(193)	24	1,580	2,487
Noninterest expense	2,539	1,846	438	3,279	8,102
Income tax expense (benefit)	735	(326)	50	(429)	30
Net income (loss)	1,427	(633)	97	(550)	341
Total assets	388,704	452,081	102,409	333,822	1,277,016

Six Months ended June 30, 2010 1
Net interest income	6,933	3,000	296	(649)	9,580
Provision for loan losses	5,473	5,672	2,420	3,549	17,114
Noninterest income	1,217	(4,634)	(788)	2,934	(1,271)
Noninterest expense	4,081	4,404	1,667	7,372	17,524
Income tax expense (benefit)	-	-	-	95	95
Net income (loss)	(1,404)	(11,710)	(4,579)	(8,731)	(26,424)

Six Months ended June 30, 2009
Net interest income	7,682	5,512	1,240	744	15,178
Provision for loan losses	1,783	5,084	835	(3,952)	3,750
Noninterest income	2,030	(200)	59	2,703	4,592
Noninterest expense	4,739	3,506	905	7,077	16,227
Income tax expense (benefit)	1,085	(1,115)	(150)	(74)	(254)
Net income (loss)	2,105	(2,163)	(291)	396	47
___________________________
1 See Note 3 concerning branch sale.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on our financial condition, asset quality, our capital position, our plans regarding our nonperforming assets, business opportunities in our markets and economic conditions, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (3) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values; (4) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (7) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (8) our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen: (9) adverse changes may occur in the bond and equity markets; (10) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (11) restrictions or conditions imposed by our regulators on our operations, including the terms of our written agreement with the Federal Reserve Board, may make it more difficult for us to achieve our goals; (12) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (13) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2008, 2009 and the first six months of 2010, turmoil within the financial services industry, the economy and the effect on real estate generally contributed to a substantial increase in the Company’s non-performing assets and a substantial decrease in the Company’s earnings. In response, the Company has proactively taken measures to address its credit quality, improve its capital position and preserve its liquidity.  As of June 30, 2010, the Company and the Bank’s regulatory capital levels were considered “significantly undercapitalized” under the prompt corrective action rules of our regulators.

In addition, the Company and the Bank are currently operating under heightened regulatory scrutiny and entered into a Written Agreement with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance on July 14, 2009 (the “Written Agreement”). The Written Agreement places certain requirements and restrictions on the Bank.  Under the terms of the Written Agreement, the Bank is required to prepare and submit written plans and reports to the regulators that address strengthening the Bank’s credit risk management practices, improving loan underwriting and loan administration, improving asset quality, including improving the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.  The Company initially submitted the requested plans to the regulators for their review on August 26, 2009.  The Company continues to supplement these plans and reports on a quarterly basis and as needed in response to comments and requests from our regulators.  While the Written Agreement remains in place, the Company may not pay dividends and may not increase debt or redeem any shares of stock without the prior written consent of the regulators.

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

In light of the foregoing, the Company is making all efforts to increase its capital ratios. As part of those efforts, the Company is continuing to review all strategic opportunities available to the Company and the Bank. The Company is continuing to pursue a variety of capital-raising and other strategic alternatives; however, there is no assurance that the Company’s efforts will be successful, particularly in the current economic environment. In the event we are unable to raise additional capital, our ability to continue to operate may be significantly impacted.

The following overview and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Report as well as the Consolidated Financial Statements, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere herein.  Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

Our operating subsidiary, The Park Avenue Bank, is a $1.11 billion community bank with 13 branches in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to commercial and individual customers in our markets.  Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

 We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market.  Our current and former offices in Lowndes, Appling, Bulloch, Cook, Decatur, Grady, and Jeff Davis counties are collectively referred to as our “South Georgia” market.  Our current and former offices in Henry, Hall, Gwinnett, Forsyth, Cobb, Clarke and Oconee counties are collectively referred to as our “North Georgia” market.  Our current and former offices in Marion, Duval, and St. Johns counties are referred to as our “Florida” market.  In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury”.   In January 2009, we closed our branch and loan production office in Snellville (Gwinnett County, Georgia) and our branch in Jacksonville (Duval County, Florida) due to the economic downturn and disappointing results from these markets.  In January 2010, we closed our loan production offices in Forsyth County, Georgia and St. Johns County, Florida in a further effort to reduce expenses.  On May 24, 2010, the Bank sold five branches to HeritageBank of the South (“Heritage”), a subsidiary of Albany, Georgia-based Heritage Financial Group.   The five branches included two branches located in Statesboro (Bulloch County, Georgia), one branch in Baxley (Appling County, Georgia), one branch in Hazlehurst (Jeff Davis County, Georgia), and one branch in Adel (Cook County, Georgia.)

The tables below provide summary demographic data on each of our markets.

Market/County	Number of Offices	Total Loans1	Total Deposits1	Market Share (%) 2	Market Share Rank 2

South Georgia
Lowndes	4	$226,322	$317,137	20.3	2
Decatur	3	40,596	102,514	29.6	1
Grady	1	11,382	21,031	8.5	5
	8	$278,300	$440,682
North Georgia
Henry	2	$142,182	$64,010	3.5	9
Hall	1	92,118	35,654	1.6	13
Oconee	1	45,305	20,369	2.0	9
	4	$279,605	$120,033

Florida
Marion	1	$64,102	$172,915	3.4	6
	1	$64,102	$172,915
____________________________
1
Dollar amounts are presented in thousands as of June 30, 2010.  Amounts exclude $32.5 million in loans and $219.8 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

2	Based on the FDIC/OTS Summary of Deposits report as of June 30, 2009.

					Median 2009
Market/	Total	Population	Employment	Unemployment	Household
County	Population1	Growth (%)2	Growth (%)3	Rate (%)4	Income ($)5

Selected Georgia Counties:
South Georgia:
Decatur	28,838	2.1	(6.2)	14.0	35,129
Grady	25,187	6.5	(6.5)	10.3	35,015
Lowndes	106,814	15.9	(4.5)	9.1	41,277
North Georgia:
Hall	187,743	34.8	(3.5)	9.8	57,198
Henry	195,370	63.7	(4.5)	10.8	72,929
Oconee	33,320	27.1	(2.0)	7.0	66,899

State of Georgia	9,829,211	20.1	(4.0)	10.7	56,761

Selected Florida Counties:
Marion	328,547	26.9	(4.9)	15.3	40,201

State of Florida	18,537,969	16.0	(2.5)	12.2	50,413

National Total	307,006,550	9.1	(2.0)	10.4	54,719
_______________________________
1	Estimated July 1, 2009 population provided by the U.S. Census Bureau.
2	Estimated percentage population change from 2000 to 2009 provided by the U.S. Census Bureau.
3
Total employment growth (not seasonally adjusted) for the First Quarter 2010 year-to-date percentage change from the prior year’s year-to-date data provided by the Bureau of Labor Statistics Household Survey.

4	Unemployment rate (not seasonally adjusted) for the First Quarter 2010 provided by the Bureau of Labor Statistics.
5	Based on actual 2009 market demographics provided by SNL Financial.

FINANCIAL CONDITION

During the six months ended June 30, 2010, our total assets decreased $120.9 million, or 9.8% on an annualized basis, to $1.11 billion.  Our loan portfolio decreased $150.8 million, or 18.7% on an annualized basis, to $654.5 million at June 30, 2010 from $805.3 million at December 31, 2009.  Total deposits decreased $91.8 million, or 8.8% on an annualized basis, to $953.4 million at June 30, 2010 from $1.05 billion at December 31, 2009.  The decrease in assets, loans, and deposits can be largely attributed to the branch sale that took place during the second quarter of 2010.  On May 24, 2010, the Bank sold five of its branches to Heritage.  The sale resulted in the transfer of approximately $52 million in loans (at a net discount of $430,000); $5 million in other assets, including real estate, automated teller machines, and furniture, fixtures, and equipment; $75 million in demand deposits, savings and money market accounts (at a net premium of $1.1 million); and $22 million in certificates of deposits.  Because the amount of liabilities assumed by Heritage exceeded the value of the assets purchased, the Bank also transferred approximately $39 million in cash to Heritage in connection with the closing of the transaction.

The following table summarizes our loan and deposit portfolios classified by type and market as of June 30, 2010.

	South	North
As of June 30, 2010	Georgia	Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$25,152	$34,766	$1,713	$16,243	$77,874
Agricultural (including loans secured by farmland)	31,305	1,847	5,286	-	38,438
Real estate - construction	57,767	71,346	24,632	270	154,015
Real estate - commercial	74,851	134,912	21,241	6,002	237,006
Real estate - residential	82,459	36,382	11,094	6,161	136,096
Installment loans to individuals and other loans	6,679	447	250	3,858	11,234
	278,213	279,700	64,216	32,534	654,663
Deferred loan fees and unearned interest, net	87	(95)	(114)	(16)	(138)
	278,300	279,605	64,102	32,518	654,525
Allowance for loan losses	(9,135)	(13,837)	(2,636)	(8,910)	(34,518)
Net loans	$269,165	$265,768	$61,466	$23,608	$620,007
Percentage of total	43.4%	42.9%	9.9%	3.8%	100.0%

Deposits
Noninterest-bearing demand	$62,543	$16,827	$2,822	$4,342	$86,534
Interest-bearing demand and savings	127,463	25,355	28,244	468	181,530
Retail time less than $100,000	142,793	43,776	93,985	510	281,064
Retail time greater than or equal to $100,000	101,676	33,433	47,864	-	182,973
Retail time placed in CDARs program	6,207	642	-	-	6,849
Brokered time1	-	-	-	97,120	97,120
Internet time1	-	-	-	117,344	117,344
Total deposits	$440,682	$120,033	$172,915	$219,784	$953,414
Percentage of total	46.2%	12.6%	18.1%	23.1%	100.0%

1Brokered time deposits are defined as bank deposits solicited by a third-party broker.  Internet time deposits are defined as bank deposits solicited via multiple internet services.

In addition to the geographic concentrations noted in the tables above, we had approximately $51.7 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09
	(Dollars in Thousands)
Commercial and financial	$77,874	$78,395	$84,771	$88,863	$84,599
Agricultural (including loans secured by farmland)	38,438	42,396	40,215	44,470	45,774
Real estate - construction	154,015	181,318	204,663	269,804	290,949
Real estate - commercial	237,006	264,341	275,927	283,404	285,731
Real estate - residential	136,096	171,843	174,879	181,048	183,074
Installment loans to individuals and other loans	11,234	19,542	24,949	24,561	29,790
	654,663	757,835	805,404	892,150	919,917

Deferred loan fees and unearned interest, net	(138)	(103)	(90)	(169)	(219)
Total loans	654,525	757,732	805,314	891,981	919,698
Allowance for loan losses	(34,518)	(30,529)	(29,314)	(40,000)	(19,719)
Net loans	$620,007	$727,203	$776,000	$851,981	$899,979

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09
Commercial and financial	11.90%	10.35%	10.53%	9.96%	9.20%
Agricultural (including loans secured by farmland)	5.87%	5.59%	4.99%	4.99%	4.98%
Real estate - construction	23.53%	23.93%	25.41%	30.25%	31.63%
Real estate - commercial	36.21%	34.88%	34.26%	31.77%	31.07%
Real estate - residential	20.79%	22.68%	21.72%	20.30%	19.90%
Installment loans to individuals and other loans	1.72%	2.58%	3.10%	2.75%	3.24%
	100.02%	100.01%	100.01%	100.02%	100.02%
Deferred loan fees and unearned interest, net	-0.02%	-0.01%	-0.01%	-0.02%	-0.02%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-5.27%	-4.03%	-3.64%	-4.48%	-2.14%
Net loans	94.73%	95.97%	96.36%	95.52%	97.86%

At June 30, 2010, our loan portfolio was $654.5 million compared to $805.3 million at December 31, 2009, a decrease of $150.8 million, or 18.7%.  The composition of the loan portfolio has shifted as commercial real estate loans increased from 30.8% of our portfolio in 2005 to 36.2% at June 30, 2010, and construction and land development loans decreased from 35.7% to 23.5% of our portfolio over the same time frame.  A large portion of our commercial real estate loans are in our North Georgia market.  Of the $237.0 million in commercial real estate loans outstanding at June 30, 2010, $134.9 million, or 56.9%, were originated in our North Georgia offices.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	June 30, 2010		December 31, 2009		June 30, 2009
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$66,932	43.4%	$83,868	41.0%	$119,476	41.1%
Commercial and multi-family	43,201	28.0%	58,477	28.6%	95,245	32.7%
Construction:
1-4 family residential spec	3,641	2.4%	10,364	5.1%	12,547	4.3%
1-4 family residential pre-sold	581	0.4%	304	0.1%	162	0.1%
1-4 family residential other	8,931	5.8%	14,501	7.1%	20,701	7.1%
Commercial owner-occupied	1,046	0.7%	704	0.3%	2,007	0.7%
Commercial not owner-occupied	27,656	18.0%	27,994	13.7%	28,938	9.9%
Hotel/motel	221	0.1%	2,427	1.2%	4,080	1.4%
Multi-family properties	1,178	0.8%	4512	2.2%	5,066	1.7%
Special purpose property	628	0.4%	1,512	0.7%	2,288	0.8%
Other	0	0.0%	0	0.0%	439	0.2%
Total construction and development loans	$154,015	100.0%	$204,663	100.0%	$290,949	100.0%
Percentage of total loans	23.5%		25.4%		31.6%

	June 30, 2010		December 31, 2009		June 30, 2009
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$25,475	10.7%	$40,718	14.8%	$41,945	14.7%
Retail	17,529	7.4%	18,576	6.7%	19,993	7.0%
Other	25,770	10.9%	39,783	14.4%	41,260	14.4%
Not owner-occupied:
Office	26,459	11.2%	27,342	9.9%	20,892	7.3%
Retail	37,054	15.6%	36,524	13.2%	44,896	15.7%
Other	15,001	6.3%	24,035	8.7%	24,937	8.7%
Other:
Hotel/motel	27,791	11.7%	25,756	9.3%	21,887	7.7%
Industrial	4,808	2.1%	4,300	1.6%	4,502	1.6%
Multi-family properties	17,474	7.4%	19,462	7.1%	23,043	8.1%
Special purpose property	39,645	16.7%	38,748	14.0%	41,430	14.5%
Other	0	0.0%	683	0.3%	946	0.3%
Total commercial real estate loans	$237,006	100.0%	$275,927	100.0%	$285,731	100.0%
Percentage of total loans	36.2%		34.3%		31.1%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09
	(Dollars In Thousands)
Noninterest-bearing demand	$86,534	$95,228	$100,458	$106,573	$108,973
Interest-bearing demand and savings	181,530	252,662	250,232	241,073	245,459
Retail time less than $100,000	281,064	302,125	305,381	317,403	320,834
Retail time greater than or equal to $100,000	182,973	191,579	179,325	184,339	191,852
Retail time placed in CDARs programs	6,849	12,819	29,532	41,799	35,190
Brokered time1	97,120	113,701	133,012	119,237	134,074
Internet time1	117,344	99,093	47,275	19,214	-
Total deposits	$953,414	$1,067,207	$1,045,215	$1,029,638	$1,036,382

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09
Noninterest-bearing demand	9.07%	8.92%	9.61%	10.35%	10.51%
Interest-bearing demand and savings	19.04%	23.68%	23.94%	23.41%	23.68%
Retail time less than $100,000	29.48%	28.31%	29.22%	30.83%	30.96%
Retail time greater than or equal to $100,000	19.19%	17.95%	17.15%	17.90%	18.51%
Retail time placed in CDARs program	0.72%	1.20%	2.83%	4.06%	3.40%
Brokered time1	10.19%	10.65%	12.73%	11.58%	12.94%
Internet time1	12.31%	9.29%	4.52%	1.87%	-
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

1Brokered time deposits are defined as bank deposits solicited by a third-party broker.  Internet time deposits are defined as bank deposits solicited via multiple internet services.

RESULTS OF OPERATIONS

During the three months ended June 30, 2010, we incurred a net loss of $21.1 million, or ($1.53) per diluted share, as compared to net income of $342,000, or $0.04 per diluted share, during the same period in 2009.  The $21.4 million decrease in net income is the net result of a $3.0 million decrease in net interest income, a $13.1 million increase in the provision for loan losses (see section entitled, Provision for Loan Losses for further discussion), a $4.0 million decrease in other income, and a $1.3 million increase in other expenses.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended June 30, 2010 were -7.08% and -193.44%, respectively, compared to a .10% ROA and a 1.51% ROE for the same period in 2009.

During the six months ended June 30, 2010, we incurred a net loss of $26.4 million or ($1.92) per diluted share, as compared to net income of $47,000, or $0.01 per diluted share, during the same period in 2009.  The $26.5 million decrease in net income is the net result of a $5.6 million decrease in net interest income, a $13.4 million increase in the provision for loan losses, a $5.9 million decrease in other income, a $1.3 million increase in other expenses, and a $300,000 increase in income tax expense.  Our ROA and ROE for the six months ended June 30, 2010 were -4.38% and -114.07%, respectively, compared to a 0.01% ROA and a 0.10% ROE for the same period in 2009.

The reasons for these changes are discussed in more detail below.

Net Interest Income
The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended June 30, 2010, our net interest income on a taxable-equivalent basis was $5.0 million, a 37.7% decrease from the $8.1 million in net interest income for the second quarter of 2009.  The decrease in net interest income is due to a 32.2% decrease in interest income, offset in part by a 26.7% decrease in interest expense.  During the second quarter of 2010, our average balance of our earning assets decreased 12.5% compared to the same period in 2009. The average balances of our interest-bearing liabilities decreased by 4.8%.  The average yield on our earning assets decreased 119 basis points from 5.31% during the second quarter of 2009, to 4.12% for the second quarter of 2010.  The average rates paid for our funds decreased 68 basis points from 2.95% during the second quarter of 2009, to 2.27% for the second quarter of 2010.  As a result of these rate decreases, our net interest spread declined by 51 basis points from 2.36% in the second quarter of 2009, to 1.85% for the same period in 2010.

For the six months ended June 30, 2010, our net interest income on a taxable-equivalent basis was $9.7 million, a 37.1% decrease from the $15.4 million in net interest income for the same period in 2009.  The decrease in net interest income is due primarily to the same factors described above for the quarterly results.   Interest income not recognized due to nonaccrual loans totaled $5.0 million for the first six months of 2010, compared to $2.0 million in interest income forgone during the same period in 2009.

Net interest margin is net interest income expressed as a percentage of average earning assets.   Our net interest margin for the second quarter of 2010 was 1.89%, 18 basis points higher than our net interest margin of 1.71% for the first quarter of 2010, and 76 basis points lower than the 2.65% recorded for the second quarter of 2009.  Because of economic conditions and illiquidity in our loan portfolio, we are carrying approximately $193 million in excess liquidity at a negative spread that adversely impacted the net interest margin by 24 basis points during the second quarter of 2010.  A portion of the decrease in interest income is due to our nonperforming loans negatively impacting the net interest income by 83 basis points during the second quarter of 2010, compared to a 103 basis point impact in the first quarter of 2010 and a 34 basis point impact in the second quarter of 2009.  We do not expect our net interest margin in 2010 to increase to 2009 levels, considering the increase in our nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and six months ended June 30, 2010 and 2009.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended June 30,		2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$720,845	$9,239	5.14%	$930,131	$14,029	6.05%
Investment securities:
Taxable	156,055	1,470	3.78%	156,453	1,835	4.70%
Nontaxable	9,044	139	6.16%	15,245	236	6.22%
Other short-term investments	182,528	115	2.50%	119,556	73	0.24%
Total interest-earning assets	$1,068,472	$10,963	4.12%	$1,221,385	$16,173	5.31%
Interest-bearing liabilities:
Demand deposits	$189,442	$308	0.65%	$215,201	$294	0.55%
Savings deposits	34,245	21	0.25%	36,467	23	0.25%
Time deposits	701,053	4,488	2.57%	706,348	6,409	3.64%
FHLB advances	89,897	866	3.86%	105,532	1,074	4.08%
Notes payable	30,310	247	3.27%	30,310	270	3.58%
Other short-term borrowings	5,041	9	0.74%	8,889	34	1.53%
Total interest-bearing liabilities	$1,049,988	$5,939	2.27%	$1,102,747	$8,104	2.95%

Interest rate spread			1.85%			2.36%
Net interest income		$5,024			$8,069
Net interest margin			1.89%			2.65%

For the Six Months Ended June 30,		2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$752,011	$18,787	5.04%	$938,534	$27,979	6.01%
Investment securities:
Taxable	138,668	2,665	3.88%	153,156	3,726	4.91%
Nontaxable	9,414	290	6.22%	19,279	590	6.18%
Other short-term investments	184,686	204	0.22%	132,754	153	0.23%
Total interest-earning assets	$1,084,779	$21,946	4.08%	$1,243,723	$32,448	5.26%
Interest-bearing liabilities:
Demand deposits	$203,913	$628	0.62%	$214,837	$585	0.55%
Savings deposits	35,843	44	0.25%	35,340	44	0.25%
Time deposits	701,598	9,358	2.69%	737,995	13,758	3.76%
FHLB advances	89,811	1,725	3.87%	107,110	2,152	4.05%
Notes payable	30,310	489	3.25%	25,780	453	3.55%
Other short-term borrowings	6,446	24	0.75%	8,910	71	1.61%
Total interest-bearing liabilities	$1,067,921	$12,268	2.32%	$1,129,972	$17,063	3.05%

Interest rate spread			1.76%			2.21%
Net interest income		$9,678			$15,385
Net interest margin			1.80%			2.49%

Reconciliation of Non-GAAP Measure

The reconciliation of net interest margin to net interest margin, as adjusted for the impact of nonperforming loans and excess liquidity follows:

	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09
Net interest margin:	1.89%	1.71%	2.05%	2.45%	2.65%
Impact of nonperforming loans	0.83%	1.03%	0.88%	0.47%	0.34%
Impact of excess liquidity	0.24%	0.22%	0.15%	0.14%	0.14%
Net interest margin, as adjusted for impact of nonperforming loans and excess liquidity	2.96%	2.96%	3.08%	3.06%	3.13%

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

At June 30, 2010, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, investment securities and restricted equity securities) to total assets was 32.4%, compared to 25.0% at December 31, 2009.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.  Excess liquidity is defined as the amount by which our liquid assets exceed the amount of liquid assets necessary to comply with our policy of 15%.  We had excess liquidity of $193 million and $123 million at June 30, 2010 and December 31, 2009, respectively.  We maintained liquidity to meet our funding needs and to have funds on hand for other contingencies through this economic recession.  One of the effects of carrying this excess liquidity is a reduction in our net interest margin.

Provision for Loan Losses

During the second quarter of 2010, we provided $15.1 million to our allowance for loan losses. This large provision is a result of continued weakness in local economies, uncertainties with the impact resulting from the Deepwater Horizon oil spill, and the implementation of several changes made to our allowance for loan loss calculation during the second quarter of 2010.  These internal changes in our calculation include using a shorter time frame on our historical loss ratios and increasing the discount rate on appraisals to better correspond with actual losses recognized on OREO when measuring the specific allowance for individual impaired loans.  Additional provisions for loan losses in the second half of 2010 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality deteriorates from current levels or if we attempt to aggressively liquidate our collateral on these impaired loans under current market conditions.

For the year to date, we have charged-off $12.5 million in loans and we have recovered $588,000 in previously charged-off loans. The $11.9 million in net charge-offs for the year to date results in an annualized 3.19% ratio of net charge-offs to average loans, which is lower than our 2009 net charge-off ratio of 4.50%, but higher than our five-year average net charge-off ratio of 1.82%.  At June 30, 2010, the allowance for loan losses as a percentage of total loans was 5.27%, compared to 3.64% at December 31, 2009.

We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio.  As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.  The lenders are primarily responsible for assigning a risk grade to each loan in their portfolio.  Early in 2008 we created a Special Assets Group, which reports to our chief credit officer and is comprised of bankers, workout specialists, real estate professionals and collections and recovery department personnel.  Once a loan is classified as a troubled loan or falls into a default or workout/collection situation, it is turned over to our Special Assets Group to manage the resolution process.  The Special Assets Group provides assessments and progress reports to our Problem Asset Committee.  Our Problem Asset Committee consists of senior members of management with expertise in credit administration, collections, accounting and real estate.  The Problem Asset Committee has direct responsibility for assessing the adequacy of the risk-grading process, determining the specific allowance valuations and affirming the methodology used for determining the adequacy of our allowance for loan losses.  The Problem Asset Committee reviews the assessments on all nonperforming assets over $100,000 on a quarterly basis and all nonperforming assets over $500,000 on a monthly basis.  The assessments prepared by the Special Assets Group are supplemented with independent reviews conducted by our credit administration and internal audit departments.  Further, loan officers prepare written updates on all problem loans of $100,000 or greater on a quarterly basis.  These regular meetings also include a review of OREO and other assets where the Bank has taken ownership as full or partial satisfaction of debt.  We have also engaged an independent, external loan review firm to perform quarterly targeted reviews of a cross-section of our loan portfolio.  These independent loan reviews are designed to verify the accuracy of our internal risk-grading process and compliance with our loan policy and regulatory and accounting guidance.  Further, we have engaged a commercial real estate brokerage firm to serve as external real estate advisors for the management, marketing and disposition of our OREO.

Appraisals or other collateral value assessments are generally updated when one of several different circumstances occur: when doing loan renewals or modifications, when loans are down-graded to non-pass risk rating grades, when it becomes apparent that a loan is collaterally dependent, and/or when the Bank determines it is in its best interest to take possession of the underlying collateral. Factors typically used in determining the need to obtain a current appraisal include the existence of any adverse physical changes in the condition of the collateral since the last appraisal, whether there have been any material changes in market conditions which would adversely affect collateral value, whether there has been any material adverse change in the financial condition of the borrower and/or guarantors, whether the original appraisal contained assumptions that are no longer valid and whether or not the use, or planned use, of the collateral is different from the use identified in the last appraisal. In addition, other factors include whether or not any additional funds are being advanced under a renewal or modification, the nature of and reasons behind a modification, whether or not the loan can be repaid via verifiable sources other than the sale of the underlying collateral, and the age of the existing collateral evaluation. When the Bank takes possession of collateral, a current collateral evaluation is required to document the carrying value of the asset on the Bank’s balance sheet and the Bank’s policy requires all value assessments to be updated annually for assets with a carrying value of $250,000 or greater, or reviewed and updated as needed for assets with carrying values below $250,000.  However, if the Bank receives information on property sales in an area or appraisals of similar properties in an area near the property in question, the Bank may take write downs or establish specific reserves on these assets prior to receiving updated appraisals.

We began implementing these new procedures in September 2009 to better track those loan relationships that, by policy, require annual reviews of the loan/relationship and we conducted a full review in November 2009 of all real estate secured loans of $250,000 or more that were rated 6 (special mention) or worse to ensure current appraisals were in the loan file.

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

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by FASB ASC 310-10-35, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $100,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  As of June 30, 2010, we had current (dated within 12 months of June 30, 2010) third party appraisals of the collateral on $141.1 million, or 89%, of our impaired loans.  We had pending sales contracts on collateral of $500,000, or 1%, of our impaired loans.  We had current collateral valuations (completed by a MAI appraiser) on collateral of $1.3 million, or 1%, of our impaired loans.  The third party appraisals we had on the remaining collateral of $15.2 million, or 9% of our impaired loans, were not current (dated over 12 months prior to June 30, 2010).  Of the 9% of our impaired loans, where third party appraisals that were not current at June 30, 2010, 75% were appraisals dated between 12 months and 18 months old, 1% were appraisals dated between 18 months and 24 months old, 22% were appraisals dated greater than 24 months old, and 2% were non-real estate collateral.  For the appraisals dated greater than 24 months old, we used recent area sales of equivalent properties, listing prices from local realtors, recent offers on the properties, current tax assessor values or local realtor estimates to estimate collateral value rather than the outdated appraisal.  At June 30, 2010, we had $12.9 million in specific reserves on $158.2 million in individually evaluated impaired and other significant potential problem loans, compared to $14.3 million in specific reserves on $151.0 million in individually evaluated impaired and other significant potential problem at March 31, 2010.  As of June 30, 2010, we reviewed  all of the impaired loans and determined that no specific valuation was necessary on $53.4 million of these loans due to the underlying collateral value on these loans and the effect of previous charge-offs of $16.2 million taken on these loans to reduce the principal balance down to the underlying collateral value.  When we partially charge-off a loan, the remaining loan balance remains in non-performing status.  However, as we implement the new regulatory guidance on prudent commercial real estate workouts, we may begin to treat the remaining portion as performing, if it meets the qualifications under the new regulatory guidance.

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
The environmental factors considered in developing our loss measurements include:

•	lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices;

•	changes in international, national, regional and local economic and business conditions that affect the collectability of the portfolio;

•	changes in the nature and volume of the loan portfolio;

•	experience, ability, and depth of lending management and other relevant staff;

•	levels of and trends in delinquencies and impaired loans;

•	changes in the quality of our loan review system;

•	value of underlying collateral for collateral-dependent loans;

•	existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	other external factors such as competition and legal and regulatory requirements.

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At June 30, 2010, we had $12.8 million in general reserves allocated to $276.8 million of rated and delinquent loans.  This is compared to $10.8 million in general reserves allocated to $303.0 million of rated and delinquent loans  at March 31, 2010 and $7.3 million in general reserves allocated to $249.9 million of rated and delinquent loans at December 31, 2009.  At June 30, 2010, we had $4.5 million in general reserves on $196.9 million of current, non-rated loans (2.3% coverage ratio), compared to $3.6 million in general reserves on $303.7 million of current, non-rated loans (1.2% coverage ratio) at March 31, 2010 and $5.6 million in general reserves on $467.1 million of current, non-rated loans (1.2% coverage ratio) at December 31, 2009.  This increase in the coverage ratio is a result of us using a shorter time frame on our historical loss ratios in our June 30, 2010 calculation.  In addition, we had $4.3 million of unallocated reserves at June 30, 2010, compared to $1.8 million of unallocated reserves at March 31, 2010 and $2.2 million of unallocated reserves at December 31, 2009.  This unallocated portion of the allowance represents the difference between the recorded allowance and the lower end of the acceptable range of adequacy.  At June 30, 2010, the amount of the unallocated portions was deemed sufficient to account for various environmental uncertainties and the imprecision inherent in the underlying assumptions used in the methodology to estimate the adequacy of the allowance for loan losses.

The allowance for loan losses represented approximately 5.27% of total loans and 25.30% of total nonperforming loans at June 30, 2010, compared to 4.03% and 21.94%, respectively at March 31, 2010 and 3.64% and 31.5%, respectively, at December 31, 2009.  However, we have previously recognized the loss portion and charged off $16.2 million of our existing impaired loans.  If these charge-offs had not been recognized and were still reported as reserves in the allowance for loan losses, the adjusted allowance for loan losses would represent 7.56% of total loans and 33.24% of total nonperforming loans at June 30, 2010.  As of June 30, 2010, our nonperforming loans for which the full loss has been charged off as a percentage of total nonperforming loans was 30.0%, compared to 23.6% at March 31, 2010 and 44.0% at December 31, 2009.    Our charge-off rate for nonperforming loans for which the full loss has already been charged off was 28.4% at June 30, 2010, compared to 45.9% at March 31, 2010 and 34.5% at December 31, 2009. Our total allowance for loan losses as a percentage of total loans less nonperforming loans for which the full loss has been charged off was 5.6% at June 30, 2010, compared to 4.2% at March 31, 2010 and 4.4% at December 31, 2009.  Our allowance for loan losses on impaired loans as a percentage of total impaired loans was 8.2% at June 30, 2010, compared to 9.5% at March 31, 2010 and 11.6% at December 31, 2009.

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

Allocation of the Allowance for Loan Losses

As of	June 30, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
Commercial and financial	$2,935	11.9%	$1,415	10.5%	$1,382	9.1%	$229	8.6%

Agricultural (including loans secured by farmland)	2,598	5.9%	196	5.0%	112	5.1%	1,029	4.5%

Real estate – construction	15,670	23.5%	16,828	25.4%	11,950	33.0%	8,383	38.2%

Real estate – commercial	4,831	36.2%	5,121	34.3%	2,552	28.9%	2,008	27.0%

Real estate – residential	4,003	20.8%	3,179	21.7%	2,417	20.5%	815	18.9%

Consumer and other loans	197	1.7%	415	3.1%	176	3.4%	215	2.8%

Unallocated	4,284	N/A	2,160	N/A	785	N/A	227	N/A

Total	$34,518	100.0%	$29,314	100.0%	$19,374	100.0%	$12,906	100.0%

Summary of Loan Loss Experience

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for the six months ended June 30, 2010 and each of the last three fiscal years ended December 31.

	Six months ended June 30, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Balance at beginning of year	$29,314	$19,374	$12,906	$11,006
Charge-offs:
Commercial and financial	978	5,965	709	66
Agricultural (including loans secured by farmland)	412	1,108	-	10
Real estate – construction and development	9,437	21,212	8,023	324
Real estate – commercial	746	4,906	25	257
Real estate – residential	665	3,063	3,188	65
Installment loans to individuals and other loans	260	5,494	183	146
	12,498	41,748	12,128	868
Recoveries:
Commercial and financial	66	138	38	55
Agricultural (including loans secured by farmland)	35	38	38	56
Real estate – construction and development	29	8	2	-
Real estate – commercial	371	19	340	28
Real estate – residential	13	38	33	108
Installment loans to individuals and other loans	74	259	94	121
	588	500	545	368
Net charge-offs	11,910	41,248	11,583	500
Additions provided to the allowance charged to operations	17,114	51,188	18,050	2,400
Balance at end of year	$34,518	$29,314	$19,373	$12,906

Average balance of loans outstanding	$752,012	$915,674	$955,253	$883,334

Ratio of net charge-offs during the year to average loans outstanding during the year (annualized)	3.19%	4.50%	1.21%	0.06%

Nonaccrual, Past Due and Restructured Loans
Our nonperforming loans increased $43.2 million, from $93.2 million at December 31, 2009 to $136.4 million at June 30, 2010, due primarily to the continued adverse economic and real estate market conditions in our North Georgia and Florida markets.  As a percentage of total loans, nonperforming loans increased 928 basis points to 20.85% at June 30, 2010 from 11.57% at December 31, 2009.  Approximately 46% of the loans on nonaccrual status at June 30, 2010 were construction and development loans, and these loans represented approximately 41% of our total portfolio of construction and development loans.

A schedule of our nonperforming loans at June 30, 2010 is presented in the following table.

Category	Net Carrying Value *	Collateral Description	Average Carrying Value/ Unit

Construction and Development	$50.7 million	31 parcels of undeveloped land totaling 4,832 acres	$8,500 per residential acre and $12,400 per commercial acre

Construction and Development	$6.6 million	230 residential lots	$28,700 per lot

1-4 Family Residential	$14.4 million	103 houses	$139,800 per house

Commercial Real Estate	$41.5 million	39 commercial properties	$1.1 million per property

Agriculture	$6.8 million	6 parcels of farm land totaling 1,272 acres	$5,300 per acre

Commercial and Industrial	$2.1 million	Non-real estate collateral	$66,100 per loan

Multi-Family Residential	$1.7 million	7 condominium units	$243,000 per unit

Consumer	$136,000	Non-real estate collateral	$6,800 per loan

* The term “net carrying value” represents the book value of the loan less any allocated allowance for loan losses.

The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans over the past five quarters.

As of Quarter End	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$136,239	$138,290	$92,272	$64,808	$70,232
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	206	-	15	4	190
Troubled debt restructurings not included above	-	880	881	-	84
Total nonperforming loans	$136,445	$139,170	$93,168	$64,812	$70,506

Ratio of nonperforming loans to total loans	20.85%	18.37%	11.57%	7.27%	7.67%

Reserves allocated to nonperforming loans:
Specific Reserves (FAS 114)	$11,371	$14,234	$12,056	$8,765	$5,965
General Reserves (FAS 5)	1,115	624	388	300	697
Total reserves allocated to nonperforming loans	$12,486	$14,858	$12,444	$9,065	$6,662

Total reserves allocated as a percentage of nonperforming loans	9.15%	10.68%	13.36%	13.99%	9.45%

The following table summarizes our nonperforming assets by type and market as of June 30, 2010

	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$30,810	$67,221	$38,208	$-	$136,239
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	200	-	6	206
Troubled debt restructurings not included above	-	-	-	-	-
Total nonperforming loans	$30,810	$67,421	$38,208	$6	$136,445
Foreclosed assets	5,733	74,697	16,098	-	96,528
Total nonperforming assets	$36,543	$142,118	$54,306	$6	$232,973
Ratio of nonperforming loans to total loans in market	11.07%	24.11%	59.61%	0.02%	20.85%
Ratio of nonperforming assets to total assets in market	12.72%	40.79%	69.59%	0.00%	20.97%

Potential Problem Loans
At June 30, 2010, we had $22.3 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 3.40% of total loans, representing a decrease from $28.9 million, or 14.15% at December 31, 2009.  Approximately 50.7% of the loans past due 30-89 days at June 30, 2010 were commercial real estate loans, and these loans represented approximately 5.1% of our total portfolio of commercial real estate loans.  Approximately 16.9% of the loans past due 30-89 days at June 30, 2010 were construction and development loans, and these loans represented approximately 2.4% of our total portfolio of construction and development loans.

At December 31, 2009, we identified our potential problem loans of $28.9 million as all construction and land development loans that were past due 30 to 89 days.  Using the same criteria our potential problem loans at June 30, 2010 would have been $3.6 million.  We broadened our scope for identifying potential problem loans during the first half of 2010.  We expanded on our original scope of construction and development loans past due 30 to 89 days to include loans past due greater than 30 days and managed by our Special Assets Group.  We also included loans past due greater than 30 days with an Asset Quality Rating of 6 or greater (defined as special mention, substandard, doubtful, and loss).  Also included were all loans past due greater than 60 days that were not already identified as being managed by our Special Assets Group or having an Asset Quality Rating of 6 or greater.   Lastly, management identified specific borrowers that did not meet the previously mentioned criteria but were known to have credit problems that led management to doubt the ability of those borrowers to comply with present repayment terms. Based on the broader scope, our potential problem loans at June 30, 2010 were determined to be $21.1 million.  All of these loans are at a higher risk of becoming nonperforming loans in future periods.

In addition, at June 30, 2010, loans with interest reserves totaled $38.6 million and the accompanying available interest reserves totaled $1.2 million, compared to loans of $63.0 million with accompanying interest reserves of $504,000 at December 31, 2009.  At June 30, 2010, $11.0 million of these loans were non-performing, compared to $22.8 million at December 31, 2009.

Other Real Estate Owned
Our foreclosed assets increased $4.4 million in the first half of 2010, from $92.1 million at December 31, 2009 to $96.5 million at June 30, 2010.  Due to continued distressed economic conditions, some borrowers have been unable to satisfy their obligations to us and we have foreclosed on their collateral.  However, in certain instances we are holding certain parcels of foreclosed assets rather than to force distressed sales of these properties in this market. A schedule of the foreclosed real estate held at June 30, 2010 is presented in the following table.  In addition to the real estate listed in the table, we also own $942,000 in foreclosed non-real estate collateral at June 30, 2010.

A schedule of the foreclosed properties held at June 30, 2010 is presented in the following table.

Category	Book Value	Description	Average Value/ Unit

Construction and Development	$57.1 million	54 parcels of undeveloped land totaling 1,795 acres	$14,200 per residential acre $85,000 per commercial acre

Construction and Development	$17.5 million	862 residential lots	$20,300 per lot

1-4 Family Residential	$8.6 million	59 houses	$145,500 per house

Commercial Real Estate	$7.2 million	19 commercial properties	$378,000 per property

Multi-Family Residential	$5.2 million	13 condominium units	$402,000 per property

Other Income
A summary of noninterest income follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Pct. Chg.	2010	2009	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$709	$866	-18.1%	$1,446	$1,682	-14.0%
Mortgage origination fees	318	268	18.7%	528	465	13.5%
ATM/debit card fee income	218	218	0.0%	433	408	6.1%
Securities transactions, net	685	756	-9.4%	830	772	7.5%
Earnings on bank-owned life insurance	119	177	-32.8%	214	281	-23.8%
Loss on disposal of assets	(4,496)	(394)	-1041.1%	(5,951)	(522)	-1040.0%
Gain on derivative instrument	100	387	-74.2%	163	1,169	-86.1%
Other noninterest income	870	209	316.3%	1,066	337	216.3%
Total noninterest income	$(1,477)	$2,487	-159.4%	$(1,271)	$4,592	-127.7%
Noninterest income (annualized) as a percentage of average assets	-0.50%	0.76%		-0.21%	0.69%

Service charges on deposit accounts decreased during the first half of 2010 due to a $113,000 decrease in our basic service charge fee income on deposit accounts and a $123,000 net decrease in NSF and overdraft fees.  On May 24, 2010, the bank sold five branches to HeritageBank of the South.  The impact of the branch sale on service charges on deposit accounts is estimated to be $61,000.  This represents income that would have been generated in June.

Mortgage origination fees increased as the volume of residential mortgage loans sold on the secondary market has increased during the first half of 2010 as a result of recruiting and hiring additional mortgage originators.

Fee income from ATM and debit cards increased as the volume of point-of-sale transactions continues to increase.  However, we continue to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first half of 2010, we sold $26.0 million of higher risk-weighted investment securities and recorded a net realized gain of $830,000 on the sale of these investment securities.

Earnings on bank-owned life insurance decreased in the current year primarily as a result of a lower rate of return on these policies compared to previous years.

During the first half 2010, we recorded a net loss on the sale and write-down of foreclosed assets of $6.0 million.  We recorded net losses and write-downs of $3.6 million and $1.7 million on residential and commercial real estate, respectively.

In the first half of 2009, we recorded a $1.2 million gain on our hedging activities, while these gains were minimal during the first half of 2010.

Other noninterest income for the second quarter of 2010 includes a $693,000 gain on sale of branches.  On May 24, 2010, the Bank sold five branches to HeritageBank of the South.

Other Expenses
A summary of noninterest expense follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Pct. Chg.	2010	2009	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$2,991	$3,347	-10.6%	$5,994	$7,478	-19.8%
Deferred loan cost	(210)	(399)	47.4%	(408)	(770)	47.0%
Employee benefits	749	1,087	-31.1%	609	1,967	-69.0%
Net occupancy expense of premises	494	579	-14.7%	1,018	1,187	-14.2%
Furniture and equipment expense	485	498	-2.6%	1,000	1,002	-0.2%
Advertising and business development	74	109	-32.1%	171	205	-16.6%
Supplies and printing	57	85	-32.9%	143	182	-21.4%
Telephone and internet charges	155	167	-7.2%	317	339	-6.5%
Postage and courier	117	133	-12.0%	230	268	-14.2%
Legal and accounting fees	241	226	6.6%	360	353	2.0%
Deposit insurance	868	903	-3.9%	1,750	1,120	56.3%
Director fees and expenses	108	131	-17.6%	223	308	-27.6%
Service charges and fees	66	124	-46.8%	112	271	-58.7%
Foreclosure and repossession expenses	2,043	506	303.8%	3,963	1,210	227.5%
Loan servicing costs	674	262	157.3%	1,207	450	168.2%
Other noninterest expense	472	344	37.2%	835	657	27.1%
Total noninterest expense	$9,384	$8,102	15.8%	$17,524	$16,227	8.0%
Noninterest expense as a percentage of average assets (annualized)	3.15%	2.48%		2.90%	2.45%

Noninterest expense increased 8.0% from $16.2 million in the first six months of 2009 to $17.5 million in the first six months of 2010.  As a percentage of average assets, noninterest expense increased from 2.45% at June 30, 2009 to 2.96% at June 30, 2010.

Salaries and wages expense and employee benefits decreased 19.8% for the first six months of 2010 compared to the same period in 2009 due to the reduction of our staff from 269 full time equivalent employees at June 30, 2009 to 209 full time equivalent employees at June 30, 2010.  On May 24, 2010, the Bank sold five branches to HeritageBank of the South, which resulted in a reduction of 40 full time equivalent employees.  The decreases in salary in 2009 were offset by a one-time severance accrual of $730,000 in the first quarter of 2009 related to the retirement of our President and Chief Executive Officer.  During the first half of 2010, our employee benefits expense was reduced by a one-time credit of $1.0 million resulting from the change from a self-funded, employee health insurance plan to a traditional health insurance provider.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

The 14.2% decrease in occupancy expense of the first half of 2010 is due to the closing of the loan production offices in Forsyth County, Georgia and St. Augustine, Florida.

Advertising and business development expenses, office supplies and printing charges and telephone and internet fees decreased from the first six months of 2009 to the first six months of 2010 due to a decrease in the number of offices and to cost-savings initiatives we implemented to reduce noninterest expenses.  The decrease in postage and courier fees is due to a reduction in our courier’s schedule as part of our cost-savings initiatives.

Our deposit insurance premiums increased from $1.1 million during the first six months of 2009 to $1.8 million in the first six months of 2010 due to rate increases from the FDIC. In addition, we recorded a $600,000 special assessment from the FDIC during the first six months of 2009.

The director fees schedule was reduced 25% as a cost saving measure during the first half of 2009.  This reduction, along with a decrease in the number of directors, resulted in a decrease when comparing fees paid in the first half of 2009 to the first half of 2010.  Director fee expense will decrease for the remainder of 2010 as the Board of Directors suspended the payment of all fees to directors and committee members effective July 1, 2010.

Loan servicing costs includes fees for appraisals and property taxes on nonperforming loans, credit reports, and various legal fees.  These costs have increased significantly from the first six months of 2009 due to property taxes and legal fees paid by the bank related to nonperforming or previously charged-off loans.

Foreclosure and repossession expenses increased significantly from the first six months of 2009 to the first six months of 2010 due to the increased level of foreclosed assets owned by the Company.  These increased expenses include property taxes, repairs and maintenance, insurance and legal and collection expenses.

Income Tax Expense
As a percentage of net income before taxes, income tax expense was 0% and 8.0% for the three-month periods ended June 30, 2010 and 2009, respectively.  For the six-month periods ended June 30, 2010 and 2009, income tax expense as a percentage of net income before taxes was 0% and 122.7%, respectively.

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

At June 30, 2010, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, investment securities and restricted equity securities) to total assets was 32.4%, compared to 25.0% at December 31, 2009.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.  Excess liquidity is defined as the amount by which our liquid assets exceed the amount of liquid assets necessary to comply with our policy of 15%.  We had excess liquidity of $193 million and $123 million at June 30, 2010 and December 31, 2009, respectively.  We maintained liquidity to meet our funding needs and to have funds on hand for other contingencies through this economic recession.  One of the effects of carrying this excess liquidity is a reduction in our net interest margin.

Contractual Obligations
Summarized below are our contractual obligations as of June 30, 2010.

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta
Advances	$89,811	$5,663	$46,534	$36,892	$722
Senior Unsecured Debt	20,000	-	20,000	-	-
Operating Lease Obligations	975	360	476	139	-
Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
	$121,096	$6,023	$67,010	$37,031	$11,032

Off Balance Sheet Arrangements
Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2010 and December 31, 2009 are as follows:

	Jun-10	Dec-09
Commitments to extend credit	$63,305,000	$89,064,000
Standby letters of credit	$1,920,000	$3,682,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  In April 2009, we terminated the two Prime rate collar contracts.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at June 30, 2010 was not material.

Stockholders’ Equity
Stockholders’ equity represented 2.3% of total assets at June 30, 2010, compared to 4.1% at December 31, 2009.  Total stockholders’ equity decreased $25.0 million, or 49.4%, since December 31, 2009.  This decrease is primarily the result of our net loss of $26.4 million offset by a $1.2 million increase in accumulated other comprehensive income and by our stock based compensation expense of $228,000.

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

The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At June 30, 2010, the Company and the Bank were considered “significantly undercapitalized” by regulatory guidelines.

At the Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

•
“Well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

•
“Adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater, and is not categorized as well capitalized.

•	“Undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%.
•	“Significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.
•	“Critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes.

If a bank is not “well capitalized,” it cannot accept brokered deposits without prior regulatory approval.  Moreover, the regulators generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations (an “undercapitalized” institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the regulators determine that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. If a depository institution fails to submit an acceptable plan, it is categorized as “significantly undercapitalized.”

“Significantly undercapitalized” categorized depository institutions, such as the Bank, may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.  The appropriate federal banking agency may take any action authorized for a “significantly undercapitalized” institution if an “undercapitalized institution” fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A “critically undercapitalized” institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be “undercapitalized.”  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be “undercapitalized.”  Thus, if payment of such a management fee or the making of such would cause a bank to become “undercapitalized,” it could not pay a management fee or dividend to the bank holding company.

The following table summarizes the regulatory capital ratios of the Company and the Bank at June 30, 2010.

			Minimum
	Company		Regulatory
	Consolidated	Bank	Requirement
Total Capital to Risk Weighted Assets	5.91%	6.18%	8.00%
Tier 1 Capital to Risk Weighted Assets	4.62%	4.89%	4.00%
Tier 1 Capital to Average Assets (Leverage Ratio)	2.82%	2.98%	4.00%

On May 25, 2010 the Company filed an Amended Registration Statement on Form S-1/A with the Securities and Exchange Commission, for the purpose of registering up to $92,000,000 of the Company’s common stock.  The Company intends to use the net proceeds from the offering to improve its regulatory capital position, to invest in the Bank to improve its regulatory capital position and to retain the remainder of any proceeds for general corporate purposes.  There is no assurance that the offering will be successful particularly in the current economic environment.

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

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended June 30, 2010.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At June 30, 2010, our one-year management-adjusted re-pricing gap ratio of 0.88 was within our policy guidelines.

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

The table below shows our contractual maturity gap at June 30, 2010.  A positive maturity gap (a gap ratio > 1.00) occurs when more assets are maturing than liabilities for any given time period, and generally equates to a lower liquidity risk.  A negative maturity gap (a gap ratio < 1.00) for any given time period results in a higher liquidity risk and could indicate potential liquidity problems exist.

Contractual Maturity Gap	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$336,273	$410,266	$511,802
Rate Sensitive Liabilities (RSL)	135,664	233,495	444,804
RSA minus RSL (Gap)	$200,609	$176,771	$66,998

Maturity Gap Ratio (RSA/RSL)	2.48	1.76	1.15

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

Repricing Gap	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$536,636	$581,768	$634,640
Rate Sensitive Liabilities (RSL)	402,394	498,424	702,380
RSA minus RSL (Gap)	$134,242	$83,344	$(67,740)

Repricing Gap Ratio (RSA/RSL)	1.33	1.17	0.90

Management-Adjusted
Rate Sensitive Assets (RSA)	$538,665	$585,427	$640,623
Rate Sensitive Liabilities (RSL)	409,550	512,117	727,500
RSA minus RSL (Gap)	$129,115	$73,310	$(86,877)

Repricing Gap Ratio (RSA/RSL)	1.32	1.14	0.88

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 20% using this analysis.  As of June 30, 2010, the simulation model projected net interest income would increase 13.44% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income to decrease 2.84% over the next year if market rates immediately fell by 25 basis points.  Over the past two years, we have seen lower volatility in our results due to our efforts to neutralize our asset-sensitive balance sheet mix, to improve our asset/liability modeling with updated behavioral assumptions for repricing and prepayment speeds and to implement an off-balance sheet derivative hedging program.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	20.38%	38.37%
+200 bps	17.96%	26.24%
+100 bps	11.18%	13.44%
-25 bps	-2.84%	-2.84%

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

ITEM 1A.  RISK FACTORS

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act is likely to increase our regulatory compliance burden.  However, it is too early for us to fully assess the full impact of the Dodd-Frank Act on our business, financial condition or results of operations in part because many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.

Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions may limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10.0 billion of assets, such as the Company and the Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAB BANKSHARES, INC.
Registrant

Date: August 16, 2010	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr.
President and Chief Executive Officer
(principal executive officer of the registrant)

Date: August 16, 2010	By:	/s/ Nicole S. Stokes
Nicole S. Stokes
Executive Vice President and Chief Financial Officer
(principal financial officer of the registrant)