Form 10-Q
period 2010-09-30
PAB BANKSHARES INC
filed 2010-11-10
CIK 705200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010 – Commission File Number 000-25422
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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at October 29, 2010 was 13,795,040 shares.

i

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(UNAUDITED)
ASSETS
Cash and due from banks	$9,431,780	$16,641,978
Interest-bearing deposits in other banks	151,097,302	169,732,493
Federal funds sold	431,205	103,825
Investment securities	169,100,503	111,541,113
Restricted equity securities	8,487,200	9,459,600

Loans	597,721,702	805,313,687
Allowance for loan losses	(26,918,015)	(29,314,145)
Net loans	570,803,687	775,999,542

Premises and equipment, net	13,881,692	18,609,472
Cash value of bank-owned life insurance policies	13,230,056	12,874,651
Foreclosed assets	100,261,240	92,117,123
Other assets	7,475,759	24,864,778

Total assets	$1,044,200,424	$1,231,944,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$89,346,580	$100,458,230
Interest-bearing demand and savings	171,990,787	250,232,355
Time	634,126,558	694,524,617
Total deposits	895,463,925	1,045,215,202

Federal funds purchased and securities sold under agreements to repurchase	2,496,933	10,011,024
Advances from the Federal Home Loan Bank of Atlanta	89,646,031	90,139,501
Guaranteed preferred beneficial interests in debentures (trust preferred securities)	10,310,000	10,310,000
Other borrowings	20,000,000	20,000,000
Other liabilities	5,854,510	5,682,200
Total liabilities	1,023,771,399	1,181,357,927

Stockholders' equity:
Preferred stock, no par value; 10,000,000 and 1,500,000 shares authorized; no shares issued	-	-

Common stock, no par value; 300,000,000 and 98,500,000 shares authorized;13,795,040 shares issued and outstanding	1,217,065	1,217,065
Additional paid-in capital	37,666,448	37,348,508
Retained earnings (deficit)	(19,587,433)	11,295,000
Accumulated other comprehensive income	1,132,945	726,075
Total stockholders' equity	20,429,025	50,586,648

Total liabilities and stockholders' equity	$1,044,200,424	$1,231,944,575

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income
Interest and fees on loans	$8,219,337	$13,119,681	$27,005,982	$41,098,368
Interest and dividends on investment securities:
Taxable	1,666,211	1,487,428	4,331,282	5,212,782
Nontaxable	63,626	129,340	255,145	513,142
Other interest income	103,109	79,862	307,074	232,881
Total interest income	10,052,283	14,816,311	31,899,483	47,057,173

Interest expense
Interest on deposits	4,172,497	6,199,294	14,202,804	20,585,898
Interest on Federal Home Loan Bank advances	873,223	1,052,374	2,597,957	3,203,873
Interest on other borrowings	262,265	310,727	774,847	835,076
Total interest expense	5,307,985	7,562,395	17,575,608	24,624,847

Net interest income	4,744,298	7,253,916	14,323,875	22,432,326

Provision for loan losses	3,100,000	31,437,987	20,214,000	35,187,987
Net interest income (expense) after provision for loan losses	1,644,298	(24,184,071)	(5,890,125)	(12,755,661)

Other income
Service charges on deposit accounts	565,572	943,908	2,011,819	2,625,886
Other fee income	541,914	483,568	1,607,537	1,512,299
Securities transactions, net	2,405,294	92,742	3,235,624	865,243
Loss on sale and write-down of other assets	(1,938,565)	(754,918)	(7,196,298)	(1,276,488)
Gain (loss) on derivative instruments	-	(143,189)	162,649	1,025,722
Other noninterest income	277,855	267,004	759,899	728,760
Total other income	1,852,070	889,115	581,230	5,481,422

Other expenses
Salaries and employee benefits	2,854,235	3,631,008	9,049,701	12,306,131
Occupancy expense of premises	418,379	569,441	1,436,205	1,756,721
Furniture and equipment expense	457,716	502,080	1,457,518	1,504,201
Other noninterest expense	4,224,690	2,581,902	13,535,468	7,944,786
Total other expenses	7,955,020	7,284,431	25,478,892	23,511,839
Loss before income tax expense (benefit)	(4,458,652)	(30,579,387)	(30,787,787)	(30,786,078)
Income tax expense (benefit)	-	(10,622,932)	94,646	(10,876,475)

Net loss	$(4,458,652)	$(19,956,455)	$(30,882,433)	$(19,909,603)

Loss per common share
Basic	$(0.32)	$(1.93)	$(2.24)	$(2.06)
Diluted	$(0.32)	$(1.93)	$(2.24)	$(2.06)

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(4,458,652)	$(19,956,455)	$(30,882,433)	$(19,909,603)

Other comprehensive income (loss):
Unrealized loss on cash flow hedge during the period, net of tax benefit of $13,058 and $44,859 for the quarter and $67,940 and $614,502 for the year to date	(25,346)	(87,080)	(131,891)	(1,192,854)
Reclassification adjustment for (gains) losses on cash flow hedge included in net loss, net of tax (benefit) of $0 and ($48,684)for the quarter and $55,301 and $348,745 for the year to date	-	94,505	(107,348)	(676,977)
Unrealized holding gains on securities available for sale arising during the period, net of tax of $416,742 and $1,025,652 for the quarter and $1,432,956 and $510,612 for the year to date	808,968	1,988,737	2,781,621	991,676
Reclassification adjustment for gains on securities available for sale included in net loss, net of tax of $817,800 and $32,460for the quarter and $1,100,112 and $294,183 for the year to date	(1,587,494)	(60,283)	(2,135,512)	(571,060)
	(803,872)	1,935,879	406,870	(1,449,215)
Comprehensive loss	$(5,262,524)	$(18,020,576)	$(30,475,563)	$(21,358,818)

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2009

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value

Balance, December 31, 2008	9,324,407	$1,217,065	$24,225,407	$62,467,000	$3,691,270	$91,600,742
Net loss	-	-	-	(51,172,000)	-	(51,172,000)
Other comprehensive loss	-	-	-	-	(2,965,195)	(2,965,195)
Proceeds from private placement of capital	4,470,633	-	12,772,471	-	-	12,772,471
Stock-based compensation	-	-	350,630	-	-	350,630
Balance, December 31, 2009	13,795,040	1,217,065	37,348,508	11,295,000	726,075	50,586,648
Net loss	-	-	-	(30,882,433)	-	(30,882,433)
Other comprehensive income	-	-	-	-	406,870	406,870
Stock-based compensation	-	-	317,940	-	-	317,940
Balance, September 30, 2010	13,795,040	$1,217,065	$37,666,448	$(19,587,433)	$1,132,945	$20,429,025

See accompanying notes to consolidated financial statements.

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,882,433)	$(19,909,603)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, amortization and accretion, net	1,258,201	1,079,601
Provision for loan losses	20,214,000	35,187,987
Net realized gain on securities transactions	(3,235,624)	(865,243)
Loss on disposal of assets	7,889,543	1,276,488
Gain on sale of branches	(693,241)	-
Gain on derivative instruments	(162,649)	(1,025,722)
Stock-based compensation expense	317,940	225,043
Increase in cash value of bank-owned life insurance	(355,405)	(429,855)
Increase in deferred compensation accrual	152,859	180,156
Net change in taxes receivable and taxes payable	15,416,982	(6,916,603)
Decrease in interest receivable	2,054,043	526,184
Decrease in interest payable	(303,516)	(468,843)
Net increase in prepaid expenses and other assets	(422,230)	(1,556,006)
Net increase (decrease) in accrued expenses and other liabilities	3,348,407	(580,075)
Net cash provided by operating activities	14,596,877	6,723,509

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits in other banks	18,635,191	(7,603,766)
(Increase) decrease in federal funds sold	(327,380)	850,871
Purchase of debt securities	(166,501,990)	(44,313,619)
Proceeds from sales of debt securities	87,556,203	58,435,008
Proceeds from calls of debt securities	9,520,000	15,532,000
Proceeds from maturities and paydowns of debt securities	18,581,980	19,866,109
Purchase of restricted equity investments	-	(288,023)
Redemption of restricted equity investments	972,400	94,700
Proceeds from sales of loans unrelated to branch sale	24,822,219	-
Net decrease in loans	68,365,397	11,541,262
Purchase of premises and equipment	(50,553)	(587,323)
Proceeds from disposal of assets	18,087,383	7,882,599
Net cash paid in branch sale	(40,562,248)	-
Net cash provided by investing activities	39,098,602	61,409,818

PAB BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(52,898,116)	(94,064,812)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(7,514,091)	3,819,429
Proceeds from the Federal Home Loan Bank advances	5,000,000	-
Payments on Federal Home Loan Bank advances	(5,493,470)	(19,408,447)
Proceeds from issuance of long-term debt	-	20,000,000
Proceeds from termination of cash flow hedge derivative	-	2,276,944
Proceeds from private placement of capital	-	12,772,471
Net cash used in financing activities	(60,905,677)	(74,604,415)

Net decrease in cash and due from banks	$(7,210,198)	$(6,471,088)

Cash and due from banks at beginning of period	16,641,978	18,104,521

Cash and due from banks at end of period	$9,431,780	$11,633,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$17,879,124	$25,093,690
Taxes	$(15,322,336)	$(3,959,872)

NONCASH INVESTING AND FINANCING TRANSACTIONS
Increase in unrealized gains on securities available for sale	$978,953	$637,045
Decrease in unrealized gain on cash flow hedge	$(368,204)	$(2,827,354)
Transfer of loans to foreclosed assets	$33,815,810	$38,603,204

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany transactions and balances are eliminated in consolidation.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of foreclosed assets.

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, LIQUIDITY AND MANAGEMENT’S PLANS

Regulatory Oversight

The Company and the Bank are currently operating under heightened regulatory scrutiny and entered into a Written Agreement with the Federal Reserve Bank of Atlanta (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department") on July 14, 2009 (the “Written Agreement”). The Written Agreement places certain requirements and restrictions on the Bank.  Under the terms of the Written Agreement, the Bank is required to prepare and submit written plans and reports to the regulators that address strengthening the Bank’s credit risk management practices, improving loan underwriting and loan administration, improving asset quality, including improving the Bank’s position on problem loans through repayment, additional collateral or other means; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; maintaining sufficient capital at the Bank; revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings; and improving the Bank’s liquidity position and funds management practices.  The Company initially submitted the requested plans to the regulators for their review on August 26, 2009.  The Company continues to supplement these plans and reports on a monthly basis and as needed in response to comments and requests from our regulators.  While the Written Agreement remains in place, the Company may not pay dividends and may not increase debt or redeem any shares of stock without the prior written consent of the regulators.

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

Capital Adequacy

As of September 30, 2010, the Bank was considered “significantly undercapitalized” under applicable regulatory guidelines.  Management is pursuing a number of strategic alternatives to improve the capital ratios of the Bank and to reduce the level of classified assets.   Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies. If current adverse market factors continue for a prolonged period of time, new adverse market factors emerge, and/or the Bank does not successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position (see section entitled, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES – Stockholders’ Equity).

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.  REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, LIQUIDITY AND MANAGEMENT’S PLANS (Continued)

Operating Losses

The Company incurred a net loss of $30.9 million for the nine months ended September 30, 2010. This loss was largely the result of increases in non-performing assets, which caused the Company to record increased provisions for loan losses, carrying costs on foreclosed properties and losses on the sale of foreclosed properties.  Carrying costs on foreclosed assets are expected to remain elevated during the remainder of 2010 as the Company works towards liquidation of these non-performing assets.  Margin compression also contributed to the net loss for the first nine months of 2010.

Liquidity

The Bank’s primary sources of liquidity are provided by its deposits, the scheduled repayments on its loans, and interest and maturities of its investments. Cash and amounts due from banks and federal funds sold can also be utilized to meet liquidity needs. At September 30, 2010, the Bank had approximately $149.6 million, or approximately 14% of its total assets, in cash balances on account at the Federal Reserve.  All securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income.  If necessary, the Bank has the ability to sell its unpledged investment securities to manage its interest rate sensitivity or liquidity. Unpledged securities totaled $51.6 million at September 30, 2010.  Since the Bank is not considered “well capitalized” as of September 30, 2010, it is unable to accept, rollover, or renew any brokered deposits without prior regulatory approval. Approximately $7.1 million, or 8%, of the Bank’s existing brokered deposits are scheduled to mature in the remainder of 2010.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations through September 30, 2011.

NOTE 6.  INVESTMENT SECURITIES

A summary of the amortized cost and approximate fair value of investment securities, with gross unrealized gains and losses, follows.

Available for Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010:
Debt securities:
State and municipal securities	$3,370,000	$66,399	$(98,182)	$3,338,217
Corporate	9,000,000	-	(71,438)	8,928,562
Mortgage-backed GSE residential *	155,056,662	1,919,989	(142,927)	156,833,724
Total securities available for sale	$167,426,662	$1,986,388	$(312,547)	$169,100,503

* Government-sponsored enterprises (GSE)

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

The amortized cost and fair value of investment securities as of September 30, 2010, by contractual maturity, are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, the mortgage-backed securities are shown separately from the other debt securities in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due from one to five years	1,000,000	928,562
Due from five to ten years	345,000	332,218
Due after ten years	11,025,000	11,005,999
Mortgage-backed securities	155,056,662	156,833,724
	$167,426,662	$169,100,503

Securities with a carrying value of $117.5 million and $91.3 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, certain borrowing arrangements and for other purposes.

Gains and losses on sales and calls of investment securities for the three and nine  month periods ended September 30, 2010 and 2009 consist of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Gross gains on securities transactions	$2,535,383	$92,742	$3,400,972	$1,491,505
Gross losses on securities transactions	(130,089)	-	(165,348)	(626,262)
Net realized gain onsecurities transactions	$2,405,294	$92,742	$3,235,624	$865,243

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.  INVESTMENT SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses

Available for Sale Securities
September 30, 2010:
Debt securities:
State and municipal securities	$41,917	$1,303,083	$56,265	$443,735	$98,182
Corporate	71,438	928,562	-	-	71,438
Mortgage-backed GSE residential*	142,927	27,307,814	-	-	142,927
Total securities available for sale	$256,282	$29,539,459	$56,265	$443,735	$312,547

Available for Sale Securities
December 31, 2009:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	$247,182	$16,526,513	$-	$-	$247,182
State and municipal securities	8,504	584,492	385,197	4,917,796	393,701
Corporate	143,160	856,840	55,332	972,500	198,492
Mortgage-backed GSE residential	217,795	15,005,641	-	-	217,795
Private-label residential	-	-	5,271	601,448	5,271
Private-label commercial	-	-	2,468	173,981	2,468
Total securities available for sale	$616,641	$32,973,486	$448,268	$6,665,725	$1,064,909

* Government-sponsored enterprises (GSE)

Management evaluates securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market conditions warrant such evaluation.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  LOSSES PER COMMON SHARE

Basic losses per share are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.  Diluted losses per share are computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares.  Potential common shares consist of stock options and warrants.

The components used to calculate basic and diluted losses per share for the three months and nine months ended September 30, 2010 and 2009 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic losses per share:
Net loss	$(4,458,652)	$(19,956,455)	$(30,882,433)	$(19,909,603)

Weighted average common shares outstanding	13,795,040	10,344,878	13,795,040	9,668,302

Losses per common share	$(0.32)	$(1.93)	$(2.24)	$(2.06)

Diluted loss per share:
Net loss	$(4,458,652)	$(19,956,455)	$(30,882,433)	$(19,909,603)

Weighted average common shares outstanding	13,795,040	10,344,878	13,795,040	9,668,302
Effect of dilutive stock options and warrants	-	-	-	-
Weighted average diluted common shares outstanding	13,795,040	10,344,878	13,795,040	9,668,302

Losses per common share	$(0.32)	$(1.93)	$(2.24)	$(2.06)

As of September 30, 2010 and 2009, total options and warrants to purchase common shares of  1,872,756 and 986,511, respectively, were outstanding but not included in the computation of diluted losses per share because they were determined to be anti-dilutive.

NOTE 8.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION

At September 30, 2010, the Company had two fixed stock option plans under which it has granted options to its employees and directors to purchase common stock at the fair market value on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment.

Under the 1994 Employee Stock Option Plan, the Board of Directors could grant up to 400,000 stock options to employees of the Company as part of an incentive plan to attract and retain key personnel in the Company.  The 1994 Employee Stock Option Plan expired in 2004.  At September 30, 2010, there were 31,518 options outstanding that were granted under the 1994 Employee Stock Option Plan.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.  STOCK PLANS AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

Under the 1999 Stock Option Plan (as amended), the Board of Directors can grant up to 1,428,000 stock options to directors, employees, consultants and advisors of the Company.  At September 30, 2010, there were 505,085 shares available for grant and there were 768,278 options outstanding that were granted under the 1999 Stock Option Plan.

At September 30, 2010, there was approximately $560,194 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 2.68 years.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Statement of Condition as of September 30, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	As of September 30, 2010		As of December 31, 2009		As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	BalanceSheet Location	Fair Value	Balance Sheet Location	FairValue
Interest Rate Products	Other Assets	$-	Other Assets	$-	Other Liabilities	$-	Other Liabilities	$-

Total derivatives designated as hedging instruments under FASB ASC 815		$-		$-		$-		$-

Derivatives not designated as hedging instruments under FASB ASC 815:

Interest Rate Products	Other Assets	$-	Other Assets	$13,757	Other Liabilities	$-	Other Liabilities	$-

Total derivatives not designated as hedging instruments under FASB ASC 815		$-		$13,757		$-		$-

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings as a component of other non-interest income/expense. As of September 30, 2010, the Company had one outstanding interest rate cap with a notional amount of $25 million that had failed to qualify for hedge accounting due to a mismatch between the cap notional and the aggregate principal amount of floating-rate deposit accounts.  The interest rate cap failed to qualify for hedge accounting as of September 30, 2009, and accordingly all changes in value subsequent to June 30, 2009 were recognized directly in earnings.  During 2009, the Company also had interest rate floors and collars associated with existing pools prime-based floating-rate loans.  One of the Company’s interest rate collars failed to qualify for hedge accounting as of March 31, 2009 due to a mismatch between the collar notional and the aggregate principal amount of the designated loan pools.  All changes in value subsequent to December 31, 2008 were recognized directly in earnings through the date of termination.  Refer to amounts disclosed under the sections entitled “Derivatives Not Designated as Hedging Instruments under FASB ASC 815” throughout this footnote for information regarding changes in value for derivatives which failed to qualify in hedging relationships.  During the three and nine months ended September 30, 2010, the Company did not recognize any hedge ineffectiveness.  During the three and nine months ended September 30, 2009, the Company recognized a net loss of $722 and $22,076, respectively, due to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income or expense as interest payments are received/made on the Company’s variable-rate assets/liabilities. During the next twelve months, the Company estimates that $55,631 will be reclassified as an increase to interest income and $10,599 will be reclassified as an increase to interest expense.  During 2010 and 2009, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result a portion of the hedged forecasted transactions related to the Company’s interest rate cap and two interest rate collars becoming probable not to occur.  There was no accelerated amount for the three months ended September 30, 2010 and there was a gain of $182,052 for the nine months ended September 30, 2010.  The accelerated amount for the three and nine months ended September 30, 2009 was a gain (loss) of $(127,373) and $1,168,000, respectively.

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ended September 30, 2010 and 2009.

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$-	$(13,338)	Interest Income	$38,327	$102,805	Other Income	$-	$(722)
			Other Income	-	(127,393)
Total	$-	$(13,338)		$38,327	$(24,588)		$-	$(722)

Derivatives in FASB ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$-	$(141,100)	Interest Income	$186,074	$1,423,993	Other Income	$-	$(22,076)
			Other Income	182,052	1,168,000
Total	$-	$(141,100)		$368,126	$2,591,993		$-	$(22,076)

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes.  Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  As of September 30, 2010, the Company had one outstanding derivative, a $25 million cap, which failed to qualify for hedge accounting as of September 30, 2009 due to a mismatch between the cap notional and the money market account balances being hedged.  All changes in fair value of the cap subsequent to June 30, 2009 are recognized directly in earnings.  The Company did not recognize a gain or loss during the three months ended September 30, 2010 related to the changes in fair value of the cap.  During the nine months ended September 30, 2010, the Company recognized a loss of $13,682 related to the changes in fair value of the cap.

During the quarter ended June 30, 2009 the Company terminated a $25 million notional collar that failed to qualify for hedge accounting; accordingly, the changes in fair value of the collar during the three and nine months ended September 30, 2009 of $15,074 and $152,225, respectively, have been recognized directly in earnings as a loss.

Effect of Derivative Instruments on the Income Statement (Continued)

		Amount of Loss Recognized in Income on Derivative Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815	Location of Loss Recognized in Income on Derivative	2010	2009

Interest Rate Products	Other Income / Expense	$-	$(15,074)

Total		$-	$(15,074)

		Amount of Gain or (Loss) Recognized in Income on Derivative Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments Under FASB ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	2010	2009

Interest Rate Products	Other Income / Expense	$(13,682)	$(152,225)

Total		$(13,682)	$(152,225)

NOTE 10.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

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
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.  The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2010 and December 31, 2009.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

As of September 30, 2010:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$-	$169,100,503	$-	$169,100,503
Derivative financial instruments	-	-	-	-
Total assets at fair value	$-	$169,100,503	$-	$169,100,503

As of December 31, 2009:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment securities available-for-sale	$-	$111,541,113	$-	$111,541,113
Derivative financial instruments	-	13,757	-	13,757
Total fair value of assets on a recurring basis	$-	$111,554,870	$-	$111,554,870

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  As of September 30, 2010, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $112,393,000.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as nonrecurring Level 3.

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

The table below presents the Company’s assets and liabilities for which a nonrecurring change in fair value has been recorded during the quarter ended September 30, 2010 and the year ended December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Carrying value at September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the three months ended September 30, 2010	Total losses for the nine months ended September 30, 2010

Nonperforming loans	$-	$-	$112,393,182	$112,393,182	$(9,369,675)	$(20,774,875)
Foreclosed assets	-	794,610	1,455,027	2,249,637	(1,902,209)	(7,880,013)
Total fair value of assets on a non recurring basis	$-	$794,610	$113,848,209	$114,642,819	$(11,271,884)	$(28,654,888)

	Carrying value at December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total losses for the three months ended September 30, 2009	Total losses for the nine months ended September 30, 2009

Nonperforming loans	$-	$-	$80,723,630	$80,723,630	$(621,580)	$(5,842,688)
Foreclosed assets	-	20,313,388	71,803,735	92,117,123	(752,913)	(1,268,141)
Total fair value of assets on a non recurring basis	$-	$20,313,388	$152,527,365	$172,840,753	$(1,374,493)	$(7,110,829)

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.  FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The carrying amounts and estimated fair value of the Company's financial instruments as of September 30, 2010 and December 31, 2009 are summarized below.  All dollar amounts have been rounded to the nearest thousand.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and balances due from banks, interest-bearing deposits with other banks and federal funds sold	$160,960,000	$160,960,000	$186,478,000	$186,478,000
Investment securities	169,101,000	169,101,000	111,541,000	111,541,000
Restricted equity securities	8,487,000	8,487,000	9,460,000	9,460,000
Loans, net	570,804,000	576,543,000	776,000,000	777,400,000
Cash flow hedge derivative instrument	-	-	14,000	14,000
Deposits	895,464,000	907,795,000	1,045,215,000	1,057,778,000
Federal funds purchased and securities sold under agreements to repurchase	2,497,000	2,497,000	10,011,000	10,011,000
Advances from the FHLB	89,646,000	86,795,000	90,140,000	88,829,000
Other borrowings	20,000,000	22,131,000	20,000,000	22,489,000
Beneficial interest in debentures	10,310,000	10,310,000	10,310,000	10,310,000

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

PAB BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11.  SEGMENT REPORTING (Continued)

	South Georgia	North Georgia	Florida	Treasury	Total
	(In thousands)
Three Months ended September 30, 20101
Net interest income	$2,843	$1,587	$19	$295	$4,744
Provision for loan losses	957	48	988	1,107	3,100
Noninterest income	372	(1,654)	5	3,129	1,852
Noninterest expense	1,573	1,428	514	4,440	7,955
Income tax expense (benefit)	-	-	-	-	-
Net income (loss)	685	(1,543)	(1,478)	(2,123)	(4,459)
Total assets	273,466	322,173	72,965	375,596	1,044,200

Three Months ended September 30, 2009
Net interest income	4,238	3,091	343	(418)	7,254
Provision for loan losses	3,110	11,612	2,632	14,084	31,438
Noninterest income	983	(379)	(53)	338	889
Noninterest expense	2,056	1,400	386	3,442	7,284
Income tax expense (benefit)	19	(3,502)	(928)	(6,212)	(10,623)
Net income (loss)	36	(6,798)	(1,800)	(11,394)	(19,956)
Total assets	389,987	435,814	97,072	328,346	1,251,219

Nine Months ended September 30, 20101
Net interest income	9,776	4,587	315	(354)	14,324
Provision for loan losses	6,430	5,720	3,408	4,656	20,214
Noninterest income	1,589	(6,288)	(783)	6,063	581
Noninterest expense	5,654	5,832	2,181	11,812	25,479
Income tax expense (benefit)	-	-	-	95	95
Net loss	(719)	(13,253)	(6,057)	(10,854)	(30,883)

Nine Months ended September 30, 2009
Net interest income	11,920	8,604	1,583	325	22,432
Provision for loan losses	4,893	16,696	3,468	10,131	35,188
Noninterest income	3,013	(577)	7	3,038	5,481
Noninterest expense	6,796	4,905	1,291	10,519	23,511
Income tax expense (benefit)	1,103	(4,615)	(1,077)	(6,286)	(10,876)
Net income (loss)	2,141	(8,959)	(2,092)	(11,001)	(19,910)

1 See Note 4 concerning branch sale.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed in Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on asset quality, our capital position, our plans regarding our nonperforming assets, the interest rate environment and economic conditions, and are based upon management’s beliefs as well as assumptions made based on data currently available to management.  In this Report, the terms “PAB”, “the Company”, “we”, “us” or “our” refer to PAB Bankshares, Inc.  When words like “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements.  These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements.  Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values; (2) the general decline in the real estate and lending market, particularly the market areas surrounding metropolitan Atlanta; (3)our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen; (4) restrictions or conditions imposed by our regulators on our operations, including the terms of our written agreement with the Federal Reserve Board, may make it more difficult for us to achieve our goals; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements as well as the Dodd-Frank Wall Street Reform and Consumer Protection Act, may adversely affect the businesses in which we are engaged; (6) competitive pressures among depository and other financial institutions may increase significantly; (7) changes in the interest rate environment may reduce margins or the volumes or values of loans made by us; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than we can; (9) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (10) adverse changes may occur in the bond and equity markets; (11) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (12) economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and (13) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 2.  Management’s Discussion and Analysis or Financial Condition and Results of Operation

OVERVIEW

During 2008, 2009 and the first nine months of 2010, turmoil within the financial services industry, the economy and the effect on real estate generally contributed to a substantial increase in the Company’s non-performing assets and a substantial decrease in the Company’s earnings. In response, the Company has proactively taken measures to address its credit quality, improve its capital position and preserve its liquidity.  As of September 30, 2010, the Company and the Bank’s regulatory capital levels were considered “significantly undercapitalized” under the prompt corrective action rules of our regulators.

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

Since the Bank entered into the Written Agreement, it has aggressively taken steps to address the components of the Written Agreement.  The Bank is working with the Federal Reserve and the Georgia Department to improve its financial condition and is addressing the items included in the Written Agreement on a continuing basis, including establishing new commercial real estate loan concentration limits, new policies on the use of interest reserves, and comprehensive underwriting criteria for commercial credit analysis.  The Bank is also strengthening its problem asset management function to reduce the level of problem assets on its balance sheet over a period of time.  The Bank is in ongoing dialogue with its regulators to remain in compliance with the terms of the Written Agreement.  Failure to adequately address the Written Agreement may result in actions by the banking regulators, including the eventual appointment of a receiver or conservator of the Bank’s assets.

In light of the foregoing, the Company is continuing its efforts to increase its capital ratios. As part of those efforts, the Company is continuing to review all strategic opportunities available to the Company and the Bank and is pursuing a variety of capital-raising and other strategic alternatives; however, there is no assurance that the Company’s efforts will be successful, particularly in the current economic environment. In the event we are unable to raise additional capital, our ability to continue to operate may be significantly impacted.

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

Our operating subsidiary, The Park Avenue Bank, is a $1.04 billion community bank with 13 branches in Georgia and Florida.  We have offices in both smaller, rural communities as well as larger, metropolitan areas.  We provide traditional banking products and services to commercial and individual customers in our markets.  Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

We generally group our offices into three geographic regions for discussion purposes due to the varying demographics of each market.  Our current and former offices in Lowndes, Appling, Bulloch, Cook, Decatur, Grady, and Jeff Davis counties are collectively referred to as our “South Georgia” market.  Our current and former offices in Henry, Hall, Gwinnett, Forsyth, Cobb, Clarke and Oconee counties are collectively referred to as our “North Georgia” market.  Our current and former offices in Marion, Duval, and St. Johns counties are referred to as our “Florida” market.  In addition, our corporate assets, correspondent bank account balances, investment portfolio, out-of-market participation loans, insider loans and insider deposits, borrowings, etc. are reported at the corporate level, in what we refer to as the “Treasury”.   In January 2009, we closed our branch and loan production office in Snellville (Gwinnett County, Georgia) and our branch in Jacksonville (Duval County, Florida) due to the economic downturn and disappointing results from these markets.  In January 2010, we closed our loan production offices in Forsyth County, Georgia and St. Johns County, Florida in a further effort to reduce expenses.  On May 24, 2010, the Bank sold five branches to Heritage Bank of the South (“Heritage”), a subsidiary of Albany, Georgia-based Heritage Financial Group.   The five branches included two branches located in Statesboro (Bulloch County, Georgia), one branch in Baxley (Appling County, Georgia), one branch in Hazlehurst (Jeff Davis County, Georgia), and one branch in Adel (Cook County, Georgia.)

The tables below provide summary demographic data on each of our current markets.

Market/ County	Number of Offices	Total Loans1	Total Deposits1	Market Share (%)2	Market Share Rank2

South Georgia
Lowndes	4	$211,801	$293,369	23.9	1
Decatur	3	39,256	98,365	27.6	1
Grady	1	10,396	20,979	6.7	5
	8	$261,453	$412,713
North Georgia
Henry	2	$123,240	$65,159	3.5	10
Hall	1	78,305	35,213	1.4	13
Oconee	1	46,242	22,260	3.1	7
	4	$247,787	$122,632

Florida
Marion	1	$55,795	$174,258	3.4	7
	1	$55,795	$174,258

1
Dollar amounts are presented in thousands as of September 30, 2010.  Amounts exclude $32.7 million in loans and $185.9 million in deposits assigned to the “Treasury” that are not allocated to any particular market (i.e. participation loans, employee and director accounts, brokered deposits, official checks, etc.).

2	Based on the FDIC Summary of Deposits report as of June 30, 2010.

Market/ County	Total Population1	Population Growth (%)2	Employment Growth (%)3	Unemployment Rate (%)4	Median 2010 Household Income ($)5

Selected Georgia Counties:
South Georgia:
Lowndes	106,350	15.5	-4.0	8.3	$40,728
Decatur	29,705	5.2	-7.0	13.7	34,657
Grady	25,277	6.8	-5.7	9.1	34,574
North Georgia:
Hall	206,271	72.8	-3.5	10.1	72,468
Henry	191,332	37.4	-3.1	9.0	56,240
Oconee	35,118	33.9	-1.4	6.5	66,216

State of Georgia	10,014,045	22.3	-3.3	9.9	56,184

Selected Florida County:
Marion	343,804	32.8	-4.0	13.8	39,724

State of Florida	18,917,612	18.4	-1.7	11.3	49,910

National Total	311,212,863	10.6	-1.4	9.5	54,442

1	Estimated 2010 population from SNL Financial demographic data provided by Environmental Systems Research Institute (“ESRI”) based primarily on US Census data.
2	Estimated percentage population change from 2000 to 2010 from SNL Financial demographic data provided by ESRI based primarily on US Census data.
3
Total employment growth (not seasonally adjusted) for the Second Quarter 2010 year-to-date percentage change from the prior year’s year-to-date data provided by the Bureau of Labor Statistics Household Survey.

4	Unemployment rate (not seasonally adjusted) for the Second Quarter 2010 provided by the Bureau of Labor Statistics.
5	Estimated 2010 Median Household Income from SNL Financial demographic data provided by ESRI based primarily on US Census data.

FINANCIAL CONDITION

During the nine months ended September 30, 2010, our total assets decreased $187.7 million, or 20.4% on an annualized basis, to $1.04 billion.  One of the key strategic initiatives of the bank has been to shrink the balance sheet to reduce the pressure on the Bank’s capital base.  Our loan portfolio decreased $207.6 million, or 34.5% on an annualized basis, to $597.7 million at September 30, 2010 from $805.3 million at December 31, 2009.  Total deposits decreased $149.8 million, or 19.2% on an annualized basis, to $895.5 million at September 30, 2010 from $1.05 billion at December 31, 2009.  The decrease in assets, loans, and deposits can be partially attributed to the branch sale that took place during the second quarter of 2010.  On May 24, 2010, the Bank sold five of its branches to Heritage.  The sale resulted in the transfer of approximately $52 million in loans (at a net discount of $430,000); $5 million in other assets, including real estate, automated teller machines, and furniture, fixtures, and equipment; $75 million in demand deposits, savings and money market accounts (at a net premium of $1.1 million); and $22 million in certificates of deposits.  Because the amount of liabilities assumed by Heritage exceeded the value of the assets purchased, the Bank also transferred approximately $39 million in cash to Heritage in connection with the closing of the transaction.

The following table summarizes our loan and deposit portfolios classified by type and market as of September 30, 2010.

As of September 30, 2010	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars in Thousands)
Loans
Commercial and financial	$22,157	$34,780	$1,641	$17,301	$75,879
Agricultural (including loans secured by farmland)	26,632	1,855	2,854	-	31,341
Real estate - construction	47,952	52,434	19,126	270	119,782
Real estate - commercial	79,524	125,219	21,192	2,408	228,343
Real estate - residential	78,516	33,106	10,893	6,529	129,044
Installment loans to individuals and other loans	6,605	467	206	6,190	13,468
	261,386	247,861	55,912	32,698	597,857
Deferred loan fees and unearned interest, net	67	(74)	(117)	(11)	(135)
	261,453	247,787	55,795	32,687	597,722
Allowance for loan losses	(7,072)	(8,687)	(1,876)	(9,283)	(26,918)
Net loans	$254,381	$239,100	$53,919	$23,404	$570,804
Percentage of total	44.6%	41.9%	9.4%	4.1%	100.0%

Deposits
Noninterest-bearing demand	$65,858	$14,038	$5,280	$4,171	$89,347
Interest-bearing demand and savings	113,904	28,870	28,818	399	171,991
Retail time less than $100,000	135,160	44,091	92,811	26	272,088
Retail time greater than or equal to $100,000	97,791	34,986	47,349	-	180,126
Retail time placed in CDARs program	-	647	-	-	647
Brokered time1	-	-	-	94,495	94,495
Internet time1	-	-	-	86,770	86,770
Total deposits	$412,713	$122,632	$174,258	$185,861	$895,464
Percentage of total	46.1%	13.7%	19.5%	20.7%	100.0%

1 Brokered time deposits are defined as bank deposits solicited by a third-party broker.  Internet time deposits are defined as bank deposits solicited via multiple internet services.

In addition to the geographic concentrations noted in the tables above, we had approximately $47.6 million in loans secured by real estate in Florida to customers of our South Georgia, North Georgia and Treasury offices.

The table below summarizes our loan portfolio by loan type as of the end of each of the last five quarters.

As of Quarter End	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
	(Dollars in Thousands)
Commercial and financial	$75,879	$77,874	$78,395	$84,771	$88,863
Agricultural (including loans secured by farmland)	31,341	38,438	42,396	40,215	44,470
Real estate - construction	119,782	154,015	181,318	204,663	269,804
Real estate - commercial	228,343	237,006	264,341	275,927	283,404
Real estate - residential	129,044	136,096	171,843	174,879	181,048
Installment loans to individuals and other loans	13,468	11,234	19,542	24,949	24,561
	597,857	654,663	757,835	805,404	892,150

Deferred loan fees and unearnedinterest, net	(135)	(138)	(103)	(90)	(169)
Total loans	597,722	654,525	757,732	805,314	891,981
Allowance for loan losses	(26,918)	(34,518)	(30,529)	(29,314)	(40,000)
Net loans	$570,804	$620,007	$727,203	$776,000	$851,981

The percentage of loans outstanding by loan type at the indicated dates is presented in the following table:

As of Quarter End	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
Commercial and financial	12.69%	11.90%	10.35%	10.53%	9.96%
Agricultural (including loans secured by farmland)	5.24%	5.87%	5.59%	4.99%	4.99%
Real estate - construction	20.04%	23.53%	23.93%	25.41%	30.25%
Real estate - commercial	38.20%	36.21%	34.88%	34.26%	31.77%
Real estate - residential	21.60%	20.79%	22.68%	21.72%	20.30%
Installment loans to individuals and other loans	2.25%	1.72%	2.58%	3.10%	2.75%
	100.02%	100.02%	100.01%	100.01%	100.02%

Deferred loan fees and unearnedinterest, net	-0.02%	-0.02%	-0.01%	-0.01%	-0.02%
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%
Allowance for loan losses	-4.50%	-5.27%	-4.03%	-3.64%	-4.48%
Net loans	95.50%	94.73%	95.97%	96.36%	95.52%

At September 30, 2010, our loan portfolio was $597.7 million compared to $805.3 million at December 31, 2009, a decrease of $207.6 million, or 25.8%.  The composition of the loan portfolio has shifted as commercial real estate loans increased from 30.8% of our portfolio in 2005 to 38.2% at September 30, 2010, and construction and land development loans decreased from 35.7% to 20.0% of our portfolio over the same time frame.  A large portion of our commercial real estate loans are in our North Georgia market.  Of the $228.3 million in commercial real estate loans outstanding at September 30, 2010, $125.2 million, or 54.8%, were originated in our North Georgia offices.

Below is a table showing the collateral distribution of our construction and development and commercial real estate loan portfolios at the indicated dates.

	September 30, 2010		December 31, 2009		September 30, 2009
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
	(Dollars in Thousands)
Construction and development:
Acquisition and development:
1-4 family residential	$55,300	46.2%	$83,868	41.0%	$109,941	40.7%
Commercial and multi-family	37,782	31.5%	58,477	28.6%	79,370	29.4%
Construction:
1-4 family residential spec	3,109	2.6%	10,364	5.1%	11,939	4.4%
1-4 family residential pre-sold	1,145	1.0%	304	0.1%	261	0.1%
1-4 family residential other	4,444	3.7%	14,501	7.1%	17,239	6.4%
Commercial owner-occupied	539	0.4%	704	0.3%	2,506	0.9%
Commercial not owner-occupied	16,081	13.4%	27,994	13.7%	32,533	12.1%
Hotel/motel	221	0.2%	2,427	1.2%	5,558	2.1%
Multi-family properties	973	0.8%	4512	2.2%	4,898	1.8%
Special purpose property	188	0.2%	1,512	0.7%	1,840	0.7%
Other	-	0.0%	-	0.0%	3,719	1.4%
Total construction and development loans	$119,782	100.0%	$204,663	100.0%	$269,804	100.0%
Percentage of total loans	20.0%		25.4%		30.3%

	September 30, 2010		December 31, 2009		September 30, 2009
	$ Amount	% to Total	$ Amount	% to Total	$ Amount	% to Total
Commercial real estate:
Owner-occupied:
Office	$25,452	11.1%	$40,718	14.8%	$41,197	14.5%
Retail	17,741	7.8%	18,576	6.7%	19,005	6.7%
Other	25,232	11.1%	39,783	14.4%	40,220	14.2%
Not owner-occupied:
Office	18,654	8.2%	27,342	9.9%	22,068	7.8%
Retail	45,039	19.7%	36,524	13.2%	44,985	15.9%
Other	14,836	6.5%	24,035	8.7%	25,487	9.0%
Other:
Hotel/motel	28,191	12.3%	25,756	9.3%	22,186	7.8%
Industrial	4,701	2.1%	4,300	1.6%	4,405	1.5%
Multi-family properties	10,673	4.7%	19,462	7.1%	26,783	9.5%
Special purpose property	37,824	16.5%	38,748	14.0%	37,068	13.1%
Other	-	0.0%	683	0.3%	-	0.0%
Total commercial real estate loans	$228,343	100.0%	$275,927	100.0%	$281,781	100.0%
Percentage of total loans	38.2%		34.3%		31.8%

The table below summarizes our deposit portfolio by deposit type as of the end of each of the last five quarters.

As of Quarter End	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
	(Dollars In Thousands)
Noninterest-bearing demand	$89,347	$86,534	$95,228	$100,458	$106,573
Interest-bearing demand and savings	171,991	181,530	252,662	250,232	241,073
Retail time less than $100,000	272,088	281,064	302,125	305,381	317,403
Retail time greater than or equal to $100,000	180,126	182,973	191,579	179,325	184,339
Retail time placed in CDARs programs	647	6,849	12,819	29,532	41,799
Brokered time1	94,495	97,120	113,701	133,012	119,237
Internet time1	86,770	117,344	99,093	47,275	19,214
Total deposits	$895,464	$953,414	$1,067,207	$1,045,215	$1,029,638

The percentage of deposits outstanding by deposit type at the indicated dates is presented in the following table:

As of Quarter End	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
Noninterest-bearing demand	9.98%	9.07%	8.92%	9.61%	10.35%
Interest-bearing demand and savings	19.21%	19.04%	23.68%	23.94%	23.41%
Retail time less than $100,000	30.38%	29.48%	28.31%	29.22%	30.83%
Retail time greater than or equal to $100,000	20.12%	19.19%	17.95%	17.15%	17.90%
Retail time placed in CDARs program	0.07%	0.72%	1.20%	2.83%	4.06%
Brokered time1	10.55%	10.19%	10.65%	12.73%	11.58%
Internet time1	9.69%	12.31%	9.29%	4.52%	1.87%
Total deposits	100.00%	100.00%	100.00%	100.00%	100.00%

1Brokered time deposits are defined as bank deposits solicited by a third-party broker.  Internet time deposits are defined as bank deposits solicited via multiple internet services.

RESULTS OF OPERATIONS

During the three months ended September 30, 2010 we incurred a net loss of $4.5 million, or ($0.32) per diluted share, as compared to a net loss of $20.0 million, or ($1.93) per diluted share, during the same period in 2009.  The $15.5 million decrease in net loss is the net result of a $28.3 million decrease in the provision for loan losses (see section entitled, Provision for Loan Losses for further discussion), a decrease of $10.6 million in income tax benefit, and a  $2.5 million decrease in net interest income.  Our return on average assets (“ROA”) and return on average equity (“ROE”) for the three months ended September 30, 2010 were (1.63%) and (67.92%), respectively, compared to a (6.17%) ROA and a (86.37%) ROE for the same period in 2009.

For the nine months ended September 30, 2010 we incurred a net loss of $30.9 million, or ($2.24) per diluted share, as compared to a net loss of $20.0 million, or ($2.06) per diluted share, during the same period in 2009.  The $10.9 million increase in net loss is the net result of a $8.1 million decrease in net interest income, a $2.0 million increase in other expenses, a $4.9 million decrease in other income, and a $10.9 million decrease in income tax benefit offset in part by a $15.0 million decrease in the provision for loan losses.  Our ROA and ROE for the nine months ended September 30, 2010 were (3.52%) and (103.88%), respectively, compared to a (2.02%) ROA and a (29.16%) ROE for the same period in 2009.

The reasons for these changes are discussed in more detail below.

Net Interest Income

The primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds.  For the three months ended September 30, 2010, our net interest income on a taxable-equivalent basis was $4.8 million, a 34.7% decrease from the $7.3 million in net interest income for the third quarter of 2009.  The decrease in net interest income is due to a $4.8 million decrease in interest income, offset by a $2.3 million decrease in interest expense.  During the third quarter of 2010, our average earning assets decreased 17.8% compared to the same period in 2009.  The average balances of our interest-bearing liabilities decreased by 9.8%.  The average yield on our earning assets decreased 88 basis points from 4.99% for the third quarter of 2009, to 4.11% for the third quarter of 2010.  The average rates paid for our funds decreased 62 basis points from 2.80% for the third quarter of 2009, to 2.18% for the third quarter of 2010.  As a result, our net interest spread declined by 26 basis points from 2.19% in the third quarter of 2009, to 1.93% for the same period in 2010.

For the nine months ended September 30, 2010, our net interest income on a taxable-equivalent basis was $14.5 million, an 36.3% decrease from the $22.7 million in net interest income for the same period in 2009.  The decrease in net interest income is due primarily to the same factors described above for the quarterly results.  Interest income not recognized due to nonaccrual loans totaled $7.1 million for the first nine months of 2010, compared to $3.40 million in interest income forgone during the same period in 2009.

Net interest margin is net interest income expressed as a percentage of average earning assets.  Our net interest margin for the third quarter of 2010 was 1.95%, 6 basis points higher than our net interest margin of 1.89% for the second quarter of 2010, and 50 basis points lower than the 2.45% recorded for the third quarter of 2009.  Because of economic conditions and illiquidity in our loan portfolio, we are carrying approximately $181.9 million in excess liquidity at a negative spread that adversely impacted the net interest margin by 18 basis points during the third quarter of 2010.

A portion of the decrease in interest income is due to our nonperforming loans negatively impacting the net interest income by 86 basis points during the third quarter of 2010 compared to a 47 basis point impact in the third quarter of 2009.  The September 2010 year to date average balance of nonperforming loans was approximately $128 million.  The average contractual rate on these loans was 5.95%.   This represents over $7 million in forgone interest income.  We do not expect our net interest margin in the fourth quarter of 2010 to increase to 2009 levels, considering the increase in our nonperforming assets, the interest rate environment and the narrowing spreads on our earning assets.

The following tables detail the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates for the three months and nine months ended September 30, 2010 and 2009.  Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.  Loan average balances include loans on nonaccrual status.

For the Three Months Ended September 30,		2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$632,982	$8,219	5.15%	$914,699	$13,120	5.69%
Investment securities:
Taxable	189,561	1,666	3.49%	130,555	1,487	4.52%
Nontaxable	6,312	97	6.06%	12,539	196	6.20%
Other short-term investments	144,000	103	0.28%	126,030	80	0.25%
Total interest-earning assets	$972,855	$10,085	4.11%	$1,183,823	$14,883	4.99%
Interest-bearing liabilities:
Demand deposits	$147,194	$212	0.57%	$206,329	$294	0.57%
Savings deposits	28,729	18	0.25%	36,576	23	0.25%
Time deposits	666,826	3,943	2.35%	683,548	5,882	3.41%
FHLB advances	89,735	873	3.86%	101,303	1,052	4.12%
Notes payable	30,310	258	3.38%	30,310	262	3.43%
Other short-term borrowings	2,592	4	0.64%	12,461	49	1.56%
Total interest-bearing liabilities	$965,386	$5,308	2.18%	$1,070,527	$7,562	2.80%

Interest rate spread			1.93%			2.19%
Net interest income		$4,777			$7,321
Net interest margin			1.95%			2.45%

For the Nine Months Ended September 30,		2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$711,899	$27,006	5.07%	$930,502	$41,098	5.91%
Investment securities:
Taxable	155,819	4,331	3.72%	145,540	5,213	4.79%
Nontaxable	8,368	387	6.18%	17,008	778	6.11%
Other short-term investments	170,975	307	0.24%	130,488	233	0.24%
Total interest-earning assets	$1,047,061	$32,031	4.09%	$1,223,538	$47,322	5.17%
Interest-bearing liabilities:
Demand deposits	$184,799	$840	0.61%	$211,970	$879	0.55%
Savings deposits	33,445	62	0.25%	35,756	67	0.25%
Time deposits	689,880	13,301	2.58%	719,647	19,640	3.65%
FHLB advances	89,786	2,598	3.87%	105,153	3,204	4.07%
Notes payable	30,310	747	3.29%	27,306	715	3.50%
Other short-term borrowings	5,147	28	0.73%	10,107	120	1.59%
Total interest-bearing liabilities	$1,033,367	$17,576	2.27%	$1,109,939	$24,625	2.97%

Interest rate spread			1.82%			2.20%
Net interest income		$14,455			$22,709
Net interest margin			1.85%			2.48%

Reconciliation of Non-GAAP Measure

The reconciliation of net interest margin to net interest margin, as adjusted for the impact of nonperforming loans and excess liquidity follows:

	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
Net interest margin:	1.95%	1.89%	1.71%	2.05%	2.45%
Impact of nonperforming loans	0.86%	0.83%	1.03%	0.88%	0.47%
Impact of excess liquidity	0.18%	0.24%	0.22%	0.15%	0.14%
Net interest margin, as adjusted for impact of nonperforming loans and excess liquidity	2.99%	2.96%	2.96%	3.08%	3.06%

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

At September 30, 2010, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, investment securities and restricted equity securities) to total assets was 32.4%, compared to 25.0% at December 31, 2009.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.  Excess liquidity is defined as the amount by which our liquid assets exceed the amount of liquid assets necessary to comply with our policy of 15%.  We had excess liquidity of $181.9 million and $122.7 million at September 30, 2010 and December 31, 2009, respectively.  We maintained liquidity to meet our funding needs and to have funds on hand for other contingencies through this economic recession.  One of the effects of carrying this excess liquidity is a reduction in our net interest margin.

Provision for Loan Losses

During the third quarter of 2010, we added $3.1 million to our allowance for loan losses.  For the year to date we have added $20.2 million to our allowance for loan losses.  This large provision is a result of continued weakness in local economies and the implementation of several changes made to our allowance for loan loss calculation during 2010.  These internal changes in our calculation include using a shorter time frame on our historical loss ratios and increasing the discount rate on appraisals to better correspond with actual losses recognized on OREO when measuring the specific allowance for individual impaired loans.  Additional provisions for loan losses in the fourth quarter of 2010 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality continues to deteriorate from current levels or if we aggressively liquidate our collateral on these impaired loans under current market conditions.

For the year to date, we charged-off $23.4 million in loans and we recovered $782,000 in previously charged-off loans.   The $22.6 million in net charge-offs for the year to date resulted in an annualized 4.25% ratio of net charge-offs to average loans, which was lower than our 2009 net charge-off ratio of 4.50%, but higher than our five-year average net charge-off ratio of 1.99%.  At September 30, 2010, the allowance for loan losses as a percentage of total loans was 4.50%, compared to 3.64% at December 31, 2009.

We consider the current level of the allowance for loan losses adequate to absorb losses from loans in the portfolio.  As an integral part of our credit risk management process, we regularly review loans in our portfolio for credit quality and documentation of collateral.  The account officers are primarily responsible for assigning a risk grade to each loan in their portfolio.  Early in 2008 we created a Special Assets Group, which reports to our chief credit officer and is comprised of bankers, workout specialists, real estate professionals and collections and recovery department personnel.  Once a loan is classified as a troubled loan or falls into a default or workout/collection situation, it is turned over to our Special Assets Group to manage the resolution process.  The Special Assets Group provides assessments and progress reports to our Problem Asset Committee.  Our Problem Asset Committee consists of senior members of management with expertise in credit administration, collections, accounting and real estate.  The Problem Asset Committee has direct responsibility for assessing the adequacy of the risk-grading process, determining the specific allowance valuations and affirming the methodology used for determining the adequacy of our allowance for loan losses.  The Problem Asset Committee reviews the assessments on all nonperforming assets over $100,000 on a quarterly basis and all nonperforming assets over $500,000 on a monthly basis.  The assessments prepared by the Special Assets Group are supplemented with independent reviews conducted by our credit administration and internal audit departments.  Further, account officers prepare written updates on all problem loans of $100,000 or greater on a quarterly basis.  These regular meetings also include a review of OREO and other assets where the Bank has taken ownership as full or partial satisfaction of debt.  We have also engaged an independent, external loan review firm to perform quarterly targeted reviews of a cross-section of our loan portfolio.  These independent loan reviews are designed to verify the accuracy of our internal risk-grading process and compliance with our loan policy and regulatory and accounting guidance.  Further, we have engaged a commercial real estate brokerage firm to serve as external real estate advisors for the management, marketing and disposition of our OREO.

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

We began implementing these new procedures in September 2009 to better track those loan relationships that, by policy, require annual reviews of the loan/relationship and we conducted a full review in November 2009 of all real estate secured loans of $250,000 or more that were rated 6 (special mention) or worse to ensure current appraisals were in the loan file.  Since this full review, we have continued to monitor and order new appraisals as necessary.

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

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by FASB ASC 310-10-35, Accounting by Creditors for Impairment of a Loan.  Each loan relationship with amounts due in excess of $100,000 that has been identified for potential credit weakness is evaluated for impairment.  A loan is impaired when, based on current information and events, it is probable that the borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.  By definition, we consider all loans on nonaccrual status and all loans whose terms have been modified in a troubled debt restructuring as impaired.  If impairment is determined, a specific valuation is assessed on that loan based on realizable collateral values (if collateral dependent), discounted cash flows, or observable market values.  As of September 30, 2010, we had current (dated within 12 months of September 30, 2010) third party appraisals of the collateral on $125.6 million, or 91.3%, of our impaired loans.  We had pending sales contracts on collateral of $573,000, or 0.4%, of our impaired loans.  The third party appraisals we had on the remaining collateral of $11.2 million, or 8.2% of our impaired loans, were not current (dated over 12 months prior to September 30, 2010).  Of the 8.2% of our impaired loans where third party appraisals that were not current at September 30, 2010, 95% had appraisals dated between 12 months and 18 months old, 0.2% had appraisals dated between 18 months and 24 months old, 2% had appraisals dated greater than 24 months old, and 2.8% were non-real estate collateral.  For the appraisals dated greater than 24 months old, we used recent area sales of equivalent properties, listing prices from local realtors, recent offers on the properties, current tax assessor values or local realtor estimates to estimate collateral value rather than the outdated appraisal.  At September 30, 2010, we had $7.6 million in specific reserves (or 5.5%) on $137.6 million in individually evaluated impaired and other significant potential problem loans, compared to $12.9 million in specific reserves (or 8.2%) on $158.2 million in individually evaluated impaired and other significant potential problem at June 30, 2010.  As of September 30, 2010, we reviewed  all of the impaired loans and determined that no specific valuation was necessary on $68.0 million of these loans due to the underlying collateral value supporting these loans and the effect of previous charge-offs of $18.0 million taken on these loans to reduce the principal balance down to the underlying collateral value.  When we take a partial charge-off on a loan, the remaining loan balance remains in non-performing status.  However, as we implement the recent regulatory guidance on prudent commercial real estate workouts, we may treat the remaining portion as performing, if it meets the qualifications under the recent regulatory guidance.

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

The quantitative risk factors used in determining these general reserves require a high degree of management judgment.  At September 30, 2010, we had $11.1 million in general reserves (or 4.4%) allocated to $254.6 million of rated and delinquent loans.  This is compared to $12.8 million in general reserves (or 4.6%) allocated to $276.8 million of rated and delinquent loans  at June 30, 2010 and $7.3 million in general reserves (or 2.9%) allocated to $249.9 million of rated and delinquent loans at December 31, 2009.  At September 30, 2010, we had $5.4 million in general reserves on $179.9 million of current, non-rated loans (3.0% coverage ratio), compared to $4.5 million in general reserves on $196.9 million of current, non-rated loans (2.3% coverage ratio) at June 30, 2010 and $5.6 million in general reserves on $467.1 million of current, non-rated loans (1.2% coverage ratio) at December 31, 2009.  This increase in the coverage ratio is a result of an increase in our historical loss ratios.  In addition, we had $2.8 million of unallocated reserves at September 30, 2010, compared to $4.3 million of unallocated reserves at June 30, 2010 and $2.2 million of unallocated reserves at December 31, 2009.  This unallocated portion of the allowance represents the difference between the recorded allowance and the lower end of the acceptable range of adequacy.  At September 30, 2010, the amount of the unallocated portions was deemed sufficient to account for various environmental uncertainties and the imprecision inherent in the underlying assumptions used in the methodology to estimate the adequacy of the allowance for loan losses.

The allowance for loan losses represented approximately 4.50% of total loans and 22.72% of total nonperforming loans at September 30, 2010, compared to 5.27% and 25.30%, respectively at June 30, 2010 and 3.64% and 31.5%, respectively, at December 31, 2009.  However, we have previously recognized the loss portion and charged off $18.0 million of our existing impaired loans.  If these charge-offs had not been recognized and were still reported as reserves in the allowance for loan losses, the adjusted allowance for loan losses would represent 7.29% of total loans and 32.91% of total nonperforming loans at September 30, 2010.  As of September 30, 2010, the balance of nonperforming loans for which the full loss has been charged off as a percentage of total nonperforming loans was 28.8%, compared to 30.0% at June 30, 2010 and 44.0% at December 31, 2009.    Our charge-off rate for nonperforming loans for which the full loss has already been charged off was 34.5% at September 30, 2010, compared to 28.4% at June 30, 2010 and 34.5% at December 31, 2009. Our total allowance for loan losses as a percentage of total loans less nonperforming loans for which the full loss has been charged off was 4.8% at September 30, 2010, compared to 5.6% at June 30, 2010 and 4.4% at December 31, 2009.  Our allowance for loan losses on impaired loans as a percentage of total impaired loans was 5.5% at September 30, 2010, compared to 8.2% at June 30, 2010 and 11.6% at December 31, 2009.  The decline of these percentages was primarily due to the charging off of the loss portion of impaired loans.  The remaining collateralized portion of these loans continues to be reported as impaired until they can be reclassified based on performance.

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

Allocation of the Allowance for Loan Losses

As of	September 30, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans	Amount	Percentage of Loans in Category to Total Loans
	(Dollars in Thousands)
Commercial and financial	$3,059	12.7%	$1,415	10.5%	$1,382	9.1%	$229	8.6%

Agricultural (including loans secured by farmland)	1,988	5.2%	196	5.0%	112	5.1%	1,029	4.5%

Real estate – construction	10,302	20.0%	16,828	25.4%	11,950	33.0%	8,383	38.2%

Real estate – commercial	3,734	38.2%	5,121	34.3%	2,552	28.9%	2,008	27.0%

Real estate – residential	4,823	21.6%	3,179	21.7%	2,417	20.5%	815	18.9%

Consumer and other loans	170	2.3%	415	3.1%	176	3.4%	215	2.8%

Unallocated	2,842	N/A	2,160	N/A	785	N/A	227	N/A

Total	$26,918	100.0%	$29,314	100.0%	$19,374	100.0%	$12,906	100.0%

Summary of Loan Loss Experience

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for the nine months ended September 30, 2010 and each of the last three fiscal years ended December 31.

	Nine months ended September 30, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
	(Dollars in Thousands)

Balance at beginning of year	$29,314	$19,374	$12,906	$11,006
Charge-offs:
Commercial and financial	2,327	5,965	709	66
Agricultural (including loans secured by farmland)	3,497	1,108	-	10
Real estate – construction and development	13,273	21,212	8,023	324
Real estate – commercial	1,061	4,906	25	257
Real estate – residential	2,929	3,063	3,188	65
Installment loans to individuals and other loans	305	5,494	183	146
	23,392	41,748	12,128	868
Recoveries:
Commercial and financial	206	138	38	55
Agricultural (including loans secured by farmland)	35	38	38	56
Real estate – construction and development	41	8	2	-
Real estate – commercial	371	19	340	28
Real estate – residential	29	38	33	108
Installment loans to individuals and other loans	100	259	94	121
	782	500	545	368
Net charge-offs	22,610	41,248	11,583	500
Additions provided to the allowance charged to operations	20,214	51,188	18,050	2,400
Balance at end of year	$26,918	$29,314	$19,373	$12,906

Average balance of loans outstanding	$711,899	$915,674	$955,253	$883,334

Ratio of net charge-offs during the year to average loans outstanding during the year (annualized)	4.25%	4.50%	1.21%	0.06%

Nonaccrual, Past Due and Restructured Loans

Our nonperforming loans increased $25.3 million, from $93.2 million at December 31, 2009 to $118.5 million at September 30, 2010, due primarily to the continued adverse economic and real estate market conditions in our North Georgia and Florida markets.  However, our nonperforming loans decreased $17.9 million or 13% during the third quarter of 2010 from $136.4 million at June 30, 2010.  As a percentage of total loans, nonperforming loans increased 825 basis points to 19.82% at September 30, 2010 from 11.57% at December 31, 2009.  Approximately 47% of the loans on nonaccrual status at September 30, 2010 were construction and development loans, and these loans represented approximately 47% of our total portfolio of construction and development loans.

A schedule of our nonperforming loans at September 30, 2010 is presented in the following table.

Category	Net Carrying Value*	Collateral Description	Average Carrying Value/Unit

Construction & Development: undeveloped land	$51.9 million	29 parcels of undeveloped land totaling 5,285 acres	$6,800 per residential acre $13,400 per commercial acre
Construction & Development: developed lots	$3.6 million	120 residential lots	$30,000 per lot
1-4 Family Residential	$11.9 million	82 houses	$145,200 per house
Commercial Real Estate	$34.1 million	34 commercial properties	$1 million per property
Agriculture	$5.2 million	9 parcels of farm/timber land totaling 1,349 acres	$3,900 per acre
Multi-Family Residential	$4.4 million	34 condominium units	$129,000 per unit
Commercial and Industrial	$1.1 million	Non-real estate collateral	$70,600 per loan
Consumer	$126,000	Non-real estate collateral	$12,600 per loan
Total	$112.4 million

* The term "net carrying value" represents the book value of the loan less any allocated allowance for loan losses.

The table below summarizes our levels of nonperforming loans and the level of reserves allocated to those loans over the past five quarters.

As of Quarter End	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$118,444	$136,239	$138,290	$92,272	$64,808
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	11	206	-	15	4
Troubled debt restructurings not included above	-	-	880	881	-
Total nonperforming loans	$118,455	$136,445	$139,170	$93,168	$64,812

Ratio of nonperforming loans to total loans	19.82%	20.85%	18.37%	11.57%	7.27%

Reserves allocated to nonperforming loans:
Specific Reserves	$5,695	$11,371	$14,234	$12,056	$8,765
General Reserves	366	1,115	624	388	300
Total reserves allocated to nonperforming loans	$6,061	$12,486	$14,858	$12,444	$9,065

Total reserves allocated as a percentage of nonperforming loans	5.12%	9.15%	10.68%	13.36%	13.99%

The following table summarizes our nonperforming assets by type and market as of September 30, 2010.

	South Georgia	North Georgia	Florida	Treasury	Total
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis	$25,431	$61,927	$31,086	$-	$118,444
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	-	-	-	11	11
Troubled debt restructurings not included above	-	-	-	-	-
Total nonperforming loans	$25,431	$61,927	$31,086	$11	$118,455
Foreclosed assets	6,966	74,724	18,571	-	100,261
Total nonperforming assets	$32,397	$136,651	$49,657	$11	$218,716
Ratio of nonperforming loans to total loans in market	9.73%	24.99%	55.71%	0.03%	19.82%
Ratio of nonperforming assets to total assets in market	11.85%	42.42%	68.06%	0.00%	20.95%

Potential Problem Loans

At September 30, 2010, we had $11.8 million in total delinquent loans (loans past due 30 days or more) and still accruing interest, or 2.0% of total loans, representing a decrease from $28.9 million, or 14.2% at December 31, 2009 and from the $22.3 million or 3.40% at June 30, 2010.  Approximately 40.3% of the loans past due 30-89 days at September 30, 2010 were commercial real estate loans, and these loans represented approximately 2.2% of our total portfolio of commercial real estate loans.  Approximately 25.8% of the loans past due 30-89 days at September 30, 2010 were construction and development loans, and these loans represented approximately 2.6% of our total portfolio of construction and development loans.

At December 31, 2009, we identified our potential problem loans of $28.9 million as all construction and land development loans that were past due 30 to 89 days.  Using the same criteria our potential problem loans at September 30, 2010 would have been $3.1 million.  We broadened our scope for identifying potential problem loans during the first half of 2010.  We expanded on our original scope of construction and development loans past due 30 to 89 days to include loans past due greater than 30 days and managed by our Special Assets Group.  We also included loans past due greater than 30 days with an Asset Quality Rating of 6 or greater (defined as special mention, substandard, doubtful, and loss).  Also included were all loans past due greater than 60 days that were not already identified as being managed by our Special Assets Group or having an Asset Quality Rating of 6 or greater.   Lastly, management identified specific borrowers that did not meet the previously mentioned criteria but were known to have credit problems that led management to question the ability of those borrowers to continue to comply with present repayment terms. Based on the broader scope, our potential problem loans at September 30, 2010 were determined to be $16.0 million.  All of these loans are at a higher risk of becoming nonperforming loans in future periods.

In addition, at September 30, 2010, loans with interest reserves totaled $9.6 million and the accompanying available interest reserves totaled $844,000, compared to loans of $63.0 million with accompanying interest reserves of $504,000 at December 31, 2009.  At September 30, 2010, none of these loans were non-performing, compared to $22.8 million at December 31, 2009.

Other Real Estate Owned

Our foreclosed assets increased $8.2 million in the first nine months of 2010, from $92.1 million at December 31, 2009 to $100.3 million at September 30, 2010. Due to continued distressed economic conditions, some borrowers have been unable to satisfy their loan obligations to us and we have foreclosed on their collateral.  In certain instances, particularly with regard to undeveloped land and developed lots, we have decided to hold certain parcels of foreclosed assets rather than to force distressed sales of those properties in a weak market. A schedule of the foreclosed real estate held at September 30, 2010 is presented in the following table.  In addition to the real estate listed in the table, we also own $1.0 million in repossessed non-real estate collateral at September 30, 2010.

A schedule of the foreclosed properties held at September 30, 2010 is presented in the following table.

Category	Book Value	Collateral Description	Average Carrying Value/Unit

Construction & Development: undeveloped land	$58.8 million	53 parcels of undeveloped land totaling 1,816 acres	$14,400 per residential acre $155,500 per commercial acre
Construction & Development: developed lots	$20.8 million	975 residential lots	$21,300 per lot
1-4 Family Residential	$8.2 million	61 houses	$134,300 per house
Commercial Real Estate	$7.0 million	19 commercial properties	$367,000 per property
Multi-Family Residential	$4.4 million	11 condominium units	$405,400 per unit

Other Income

A summary of noninterest income follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Pct. Chg.	2010	2009	Pct. Chg.
	(Dollars in Thousands)
Noninterest income:
Service charges on deposit accounts	$565	$944	-40.1%	$2,012	$2,626	-23.4%
Mortgage origination fees	332	150	121.3%	860	614	40.1%
ATM/debit card fee income	171	212	-19.3%	604	620	-2.6%
Securities transactions, net	2,405	93	2486.0%	3,236	865	274.1%
Earnings on bank-owned life insurance	142	148	-4.1%	355	430	-17.4%
Loss on disposal of assets	(1,939)	(755)	-156.8%	(7,855)	(1,276)	-463.9%
Gain (loss) on derivative instrument	-	(143)	100.0%	163	1,026	-84.15
Other noninterest income	176	240	-26.7%	1,206	577	-5.2%
Total noninterest income	$1,852	$889	108.32%	$581	$5,482	-89.4%
Noninterest income (annualized) as a percentage of average assets	0.68%	0.27%		0.07%	0.56%

Service charges on deposit accounts decreased during the first nine months of 2010 primarily due to a decrease in the number of customer accounts (due in large part to the branch sale discussed below) as well as customers maintaining higher balances in their accounts and a shift in our policy to a more conservative approach to the approval of overdrafts. Basic service charge fee income on deposit accounts decreased $188,000 and net NSF and overdraft fee, decreased $426,000. On May 24, 2010 the bank sold five branches to Heritage Bank of the South, a subsidiary of Albany, Georgia-based Heritage Financial Group. The impact of the branch sale on noninterest income from service charges on deposit accounts is estimated to be $243,000 of the total decrease.

Mortgage origination fees increased as the volume of residential mortgage loans sold on the secondary market has increased during the first nine months of 2010 as a result of recruiting and hiring additional mortgage originators.

Fee income from ATM and debit cards is slightly lower for the first nine months of 2010.  As we continue to offer a no-fee ATM deposit product in certain markets for competitive reasons, which may reduce our ATM fee income opportunities going forward.

During the first three quarters of 2010, we sold or had called $101.0 million of investment securities and recorded a net realized gain of $3.2 million on these securities transactions.

Earnings on bank-owned life insurance decreased in the current year primarily as a result of a lower rate of return on these policies compared to previous years caused by a decline in market interest rates.

During the first nine months of 2010, we recorded a net loss on the sale and write-down of foreclosed assets of $7.9 million. Of the $7.9 million of net losses on sales and write-downs, $4.4 million were related to construction and development properties, $1.8 million were related to commercial properties, and $1.4 million were related to residential properties.

During the first nine months of 2009, we recorded a $1.03 million gain on our hedging activities.  We recorded minimal gains from these activities during the first nine months of 2010.

Other noninterest income for the first nine months of 2010 includes a $693,000 gain on sale of branches.  On May 24, 2010, the Bank sold five branches to HeritageBank of the South.

Other Expenses

A summary of noninterest expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Pct. Chg.	2010	2009	Pct. Chg.
	(Dollars in Thousands)
Noninterest expenses:
Salaries and wages	$2,457	$2,947	-16.6%	$8,452	$10,425	-18.9%
Deferred loan cost	(170)	(356)	-52.2%	(578)	(1,126)	-48.7%
Employee benefits	568	1,041	-45.4%	1,177	3,008	-60.9%
Net occupancy expense of premises	418	569	-26.5%	1,436	1,757	-18.3%
Furniture and equipment expense	457	502	-9.0%	1,457	1,504	-3.1%
Advertising and business development	42	91	-53.8%	213	296	-28.0%
Supplies and printing	21	77	-72.7%	164	259	-36.7%
Telephone and internet charges	126	157	-19.7%	443	496	-10.7%
Postage and courier	109	127	-14.2%	339	395	-14.2%
Legal and accounting fees	164	245	-33.1%	524	599	-12.5%
Deposit insurance	1,468	520	182.3%	3,218	1,639	96.3%
Director fees and expenses	5	121	-95.9%	228	429	-46.9%
Service charges and fees	60	87	-31.0%	172	359	-52.1%
Foreclosure and repossession expenses	1,283	582	120.4%	5,246	1,792	192.7%
Loan servicing costs	533	207	157.5%	1,740	657	164.8%
Other noninterest expense	414	367	12.8%	1,248	1,023	22.0%
Total noninterest expense	$7,955	$7,284	9.2%	$25,479	$23,512	8.4%
Noninterest expense as a percentage of average assets (annualized)	2.90%	2.25%		2.90%	2.39%

Noninterest expense increased 8.4% from $23.5 million for the first nine months of 2009 to $25.5 million for the first nine months of 2010.  As a percentage of average assets, noninterest expense increased from 2.39% at September 30, 2009 to 2.90% at September 30, 2010.  The increase in total noninterest expense is primarily due to an increase in FDIC deposit insurance along with the carrying and collection costs on foreclosed assets.

Salaries and wages and employee benefits expense decreased 18.9% for the first nine months of 2010 compared to the same period in 2009 due to the reduction of our staff from 266 full time equivalent employees at September 30, 2009 to 202 full time equivalent employees at September 30, 2010.  On May 24, 2010, the Bank sold five branches to HeritageBank of the South, which resulted in a reduction of 40 full time equivalent employees.  Included in salaries and wages in 2009 was a one-time severance accrual of $730,000 related to the retirement of our former President and Chief Executive Officer.  During the first half of 2010, our employee benefits expense was reduced by a one-time credit of $1.0 million resulting from the change from a self-funded, employee health insurance plan to a traditional health insurance provider.  Deferred loan costs, which are credits against salaries and wages, decreased due to a decrease in loan volume.

The 18.3% decrease in occupancy expense for the first nine months of 2010 is due to the closing of the loan production offices in Forsyth County, Georgia and St. Augustine, Florida and the sale of five branches to HeritageBank of the South during the second quarter of 2010.

Advertising and business development expenses, office supplies and printing charges and telephone and internet fees decreased 22.0%  from the first nine months of 2009 to the first nine months of 2010 due to a decrease in the number of offices and to cost-savings initiatives we implemented to reduce noninterest expenses.  The decrease in postage and courier fees is due to a reduction in our courier’s schedule as part of our cost-savings initiatives.

Legal and accounting fees for the three quarters ended 2009 were 12.5% higher due to increased consulting and litigation when compared to the same period in 2010.

Our deposit insurance premiums increased from $1.6 million during the first nine months of 2009 to $3.2 million in the first nine months of 2010 due to rate increases from the FDIC.  In 2009, we also recorded a $600,000 special assessment from the FDIC .

The director fees schedule was reduced 25% as a cost saving measure during 2009.  This reduction, along with a decrease in the number of directors, resulted in a decrease when comparing fees paid in the nine months of 2009 to the same period in 2010.  Director fee expense will decrease for the remainder of 2010 as the Board of Directors suspended the payment of all fees to directors and committee members effective July 1, 2010.

Loan servicing costs includes fees for appraisals and property taxes on nonperforming loans, credit reports, and various legal fees.  These costs have increased significantly from the first nine months of 2009 due to property taxes and legal fees paid by the bank related to nonperforming or previously charged-off loans.

Foreclosure and repossession expenses increased significantly from the first nine months of 2009 to the first nine months of 2010 due to the increased level of foreclosed assets owned by the Bank.  These increased expenses include property taxes, repairs and maintenance, insurance and legal and collection expenses.

Income Tax Expense

As a percentage of net income before taxes, income tax expense was 0% and 34.7% for the three-month periods ended September 30, 2010 and 2009, respectively.  For the nine-month periods ended September 30, 2010 and 2009, income tax expense as a percentage of net income before taxes was 0% and 35.33%, respectively.

In 2009, we took advantage of the five-year net operating loss (“NOL”) provision in the Worker, Homeownership and Business Assistance Act of 2009 and realized a $15.3 million refund of taxes paid in prior years.  As a result, we do not have a NOL carry-back provision remaining, and our current year net loss is creating a NOL carry-forward.  We expect to use this NOL carry-forward to offset future taxable income.  However, this income tax benefit will not be recorded on our books until our financial results return to a level of sustained profitability.  At December 31, 2009, we recorded an $11.1 million valuation allowance on our net deferred tax assets.  If we return to sustained profitability, we expect to be able to recapture this amount back into capital through the reversal of the valuation allowance.  Therefore, we are not recording income tax benefits or deferred tax benefits in the current period.

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

At September 30, 2010, our ratio of liquid assets (defined as the sum of cash and due from bank balances, interest-bearing deposits in other banks, federal funds sold, and investment securities) to total assets was 32.4%, compared to 25.0% at December 31, 2009.  It is our policy to maintain a ratio of liquid assets to total assets of at least 15%.  Excess liquidity is defined as the amount by which our liquid assets exceed the amount of liquid assets necessary to comply with our policy of 15%.  We had excess liquidity of $181.9 million and $122.7 million at September 30, 2010 and December 31, 2009, respectively.  We maintained liquidity to meet our funding needs and to have funds on hand for other contingencies through this economic recession.  One of the effects of adverse carrying this excess liquidity is a reduction in our net interest margin.

Contractual Obligations

Summarized below are our contractual obligations as of September 30, 2010.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars In Thousands)
Federal Home Loan Bank of Atlanta Advances	$89,646	$5,669	$46,404	$36,884	$689
Operating Lease Obligations	876	373	388	115	-

Guaranteed Preferred Beneficial Interests in Debentures	10,310	-	-	-	10,310
Other Borrowings	20,000	-	20,000	-
Total	$120,832	$6,042	$66,792	$36,999	$10,999

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business.  These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable.  Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.  Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2010 and December 31, 2009 are as follows:

	Sep-10	Dec-09
Commitments to extend credit	$63,487,000	$89,064,000
Standby letters of credit	$1,812,000	$3,682,000

In June 2006, we entered into a $50 million notional amount, 3-year, 8.25% Prime rate floor contract to hedge against interest rate risk in a declining rate environment.  In January 2008, we entered into a $25 million notional amount, 3-year 5.75%/6.50% Prime rate collar contract and a $25 million notional amount, 5-year 6.00%/7.25% Prime rate collar contract and in April 2008, we entered into a $25 million notional amount, 3-year 2.975% 1-month LIBOR cap contract to further hedge against interest rate risk.  In April 2009, we terminated the two Prime rate collar contracts.  Notional amounts provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk.  The risk of loss with our counterparty is limited to a small fraction of the notional amount.  We only deal with counterparties that have investment grade credit ratings, are well capitalized and are approved by our Board of Directors.  Due to these factors, we feel our credit risk exposure under these hedging arrangements at September 30, 2010 was not material.

Stockholders’ Equity

Stockholders’ equity represented 2.0% of total assets at September 30, 2010, compared to 4.1% at December 31, 2009.  Total stockholders’ equity decreased $30.2 million, or 59.6%, since December 31, 2009.  This decrease is primarily the result of our net loss of $30.9 million offset by a $407,000 increase in accumulated other comprehensive income and by our stock based compensation expense of $318,000.

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

The Company and the Bank are required to comply with capital adequacy standards established by our regulators.  At September 30, 2010, the Company and the Bank were considered “significantly undercapitalized” by regulatory guidelines.

At the Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

·
 “Well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

·
 “Adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater, and is not categorized as well capitalized.

·	“Undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%.
·	“Significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.
·	“Critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be “undercapitalized.”  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be “undercapitalized.”  Thus, if payment of such a management fee or the making of such would cause a bank to become “undercapitalized,” it could not pay a management fee or dividend to the bank holding company.

The following table summarizes the regulatory capital ratios of the Company and the Bank at September 30, 2010.

	Company Consolidated	Bank	Minimum Regulatory Requirement
Total Capital to Risk Weighted Assets	5.59%	5.92%	8.00%
Tier 1 Capital to Risk Weighted Assets	3.79%	4.64%	4.00%
Tier 1 Capital to Average Assets (Leverage Ratio)	2.37%	2.90%	4.00%

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We believe that our determination of the allowance for loan losses and the fair value of assets affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.  The Company’s accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.  The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment.  Management has discussed these critical accounting policies with the Audit Committee.

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

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate owned and other repossessed assets.  These are all recorded at either fair value or at the lower of cost or fair value.  Fair values are volatile and may be influenced by a number of factors.  Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates or market interest rates.  Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Fair values for most investment securities are based on quoted market prices.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended September 30, 2010.

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

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as gap management.  It is our policy to maintain a gap ratio in the one-year time horizon between 0.80 and 1.20.  At September 30, 2010, our one-year management-adjusted re-pricing gap ratio of 0.87 was within our policy guidelines.

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

The table below shows our contractual maturity gap at September 30, 2010.  A positive maturity gap (a gap ratio > 1.00) occurs when more assets are maturing than liabilities for any given time period, and generally equates to a lower liquidity risk.  A negative maturity gap (a gap ratio < 1.00) for any given time period results in a higher liquidity risk and could indicate potential liquidity problems exist.

Contractual Maturity Gap	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$285,042	$330,063	$432,678
Rate Sensitive Liabilities (RSL)	104,631	247,915	390,737
RSA minus RSL (Gap)	$180,411	$82,148	$41,941

Gap Ratio (RSA/RSL)	2.72	1.33	1.11

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

Repricing Gap	3-Month	6-Month	1-Year
	(Dollars In Thousands)
Regulatory Defined
Rate Sensitive Assets (RSA)	$438,402	$463,716	$531,556
Rate Sensitive Liabilities (RSL)	367,831	502,248	645,070
RSA minus RSL (Gap)	$70,571	$(38,532)	$(113,514)

Gap Ratio (RSA/RSL)	1.19	0.92	0.82

Management-Adjusted
Rate Sensitive Assets (RSA)	$392,026	$501,715	$583,526
Rate Sensitive Liabilities (RSL)	375,198	516,345	670,930
RSA minus RSL (Gap)	$(16,828)	$(14,630)	$(87,404)

Gap Ratio (RSA/RSL)	1.05	0.97	0.87

We use simulation analysis to monitor changes in net interest income due to the impact that changes in market interest rates have on our financial instruments.  The simulation of rising, declining, and flat interest rate scenarios allows us to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to increases or decreases in market rates on net interest income and is monitored on a quarterly basis.  Our policy states that net interest income cannot be reduced by more than 20% using this analysis.  As of September 30, 2010, the simulation model projected net interest income would increase 13.73% over the next year if market rates immediately rose by 100 basis points and the model projected net interest income to decrease 1.82% over the next year if market rates immediately fell by 25 basis points.

The following table shows the results of these projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for both a gradual change in market interest rates over a twelve-month period and an immediate change, or “shock”, in market interest rates.

Market	Effect on Net Interest Income
Rate Change	Gradual	Immediate
+300 bps	19.88%	32.38%
+200 bps	17.59%	24.37%
+100 bps	11.53%	13.73%
-25 bps	-1.82%	-1.82%

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

None.

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

PAB BANKSHARES, INC.
Registrant

Date: November 10, 2010	By:	/s/ Donald J. Torbert, Jr.
Donald J. Torbert, Jr. President and Chief Executive Officer (principal executive officer of the registrant)

Date: November 10, 2010	By:	By: /s/ Nicole S. Stokes
Nicole S. Stokes Executive Vice President and Chief Financial Officer (principal financial officer of the registrant)